Form 10-Q
period 2010-09-30
REALPAGE INC
filed 2010-11-05
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34846
RealPage, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2788861
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4000 International Parkway
Carrollton, Texas	75007-1951
(Address of principal executive offices)	(Zip Code)
(972) 820-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common Stock, $0.001 par value	63,213,290

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations	2

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity	3

Condensed Consolidated Statements of Cash Flows	4

Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 5. Other Information	49

Item 6. Exhibits	50

Signatures	50

Exhibit 2.1
Exhibit 4.4
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
REALPAGE, INC.
Condensed Consolidated Balance Sheets
At September 30, 2010 (unaudited) and December 31, 2009

	September 30,	December 31,
(in thousands, except share data)	2010	2009
Assets
Current assets:

Cash and cash equivalents	$39,394	$4,427
Restricted cash	12,941	14,886
Accounts receivable, less allowance for doubtful accounts of $2,464 and $2,222 at September 30, 2010 and December 31, 2009, respectively	24,948	25,841
Deferred tax asset, net of valuation allowance	1,799	3,110
Other current assets	6,595	2,739

Total current assets	85,677	51,003
Property, equipment and software, net	21,048	20,749
Goodwill	37,380	27,366
Identified intangible assets, net	34,571	22,891
Deferred tax asset, net of valuation allowance	16,628	17,803
Other assets	2,398	2,301

Total Assets	$197,702	$142,113

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,523	$3,705
Accrued expenses and other current liabilities	11,449	10,830
Current portion of deferred revenue	43,459	39,976
Current portion of long-term debt	6,281	8,412
Customer deposits held in restricted accounts	12,857	15,127

Total current liabilities	80,569	78,050
Deferred revenue	7,493	9,452
Revolving credit facility	2,040	—
Long-term debt, less current portion	32,453	43,449
Other long-term liabilities	5,307	5,806

Total liabilities	127,862	136,757
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, Series A and A1, $0.001 par value: zero and 25,906,250 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, respectively (liquidation value zero and $51,823 at September 30, 2010 and December 31, 2009, respectively)	—	51,786
Redeemable convertible preferred stock, Series B, $0.001 par value: zero and 1,625,000 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, respectively (liquidation value zero and $6,500 at September 30, 2010 and December 31, 2009, respectively)	—	6,491
Redeemable convertible preferred stock, Series C, $0.001 par value: zero and 1,512,498 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, respectively (liquidation value zero and $13,613 at September 30, 2010 and December 31, 2009, respectively)	—	13,555
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 125,000,000 and 67,500,000 shares authorized, 63,365,592 and 26,667,319 shares issued and 63,156,549 and 26,460,781 shares outstanding at September 30, 2010 and December 31, 2009, respectively	63	27
Additional paid-in capital	160,298	24,232
Treasury stock, at cost: 209,043 and 206,538 shares at September 30, 2010 and December 31, 2009, respectively	(958)	(938)
Accumulated deficit	(89,544)	(89,797)
Accumulated other comprehensive loss	(19)	—
Total stockholders’ equity (deficit)	69,840	(66,476)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$197,702	$142,113

See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue:
On demand	$43,097	$33,069	$120,393	$93,185

On premise	2,127	468	6,419	3,346
Professional and other	2,804	2,117	7,403	6,234

Total revenue	48,028	35,654	134,215	102,765
Cost of revenue (1)	20,203	15,201	56,595	42,804

Gross profit	27,825	20,453	77,620	59,961
Operating expense:
Product development (1)	9,127	6,675	26,431	20,273
Sales and marketing (1)	9,428	7,363	25,793	20,376
General and administrative (1)	6,969	4,552	20,230	13,275

Total operating expense	25,524	18,590	72,454	53,924

Operating income	2,301	1,863	5,166	6,037
Interest expense and other, net	(1,822)	(1,123)	(4,749)	(3,106)

Net income before income taxes	479	740	417	2,931

Income tax expense	187	64	164	218

Net income	$292	$676	$253	$2,713

Net loss attributable to common stockholders
Basic	$(327)	$(715)	$(2,691)	$(1,559)
Diluted	$(327)	$(715)	$(2,691)	$(1,559)
Net loss per share attributable to common stockholders
Basic	$(0.01)	$(0.03)	$(0.08)	$(0.07)
Diluted	$(0.01)	$(0.03)	$(0.08)	$(0.07)
Weighted average shares used in computing net loss per share attributable to common stockholders
Basic	43,636	23,904	31,878	23,856
Diluted	43,636	23,904	31,878	23,856

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenue	$140	$103	$407	$255
Product development	627	277	1,664	775
Sales and marketing	201	135	541	350
General and administrative	391	211	1,133	524
See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2010
(Unaudited)

	Redeemable					Accumulated				Total
	Convertible				Additional	Other	Accumulated			Stockholders’
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Deficit)	Treasury Shares		(Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Loss	Equity	Shares	Amount	Equity
Balance as of December 31, 2009	29,044	$71,832	26,667	$27	$24,232	$—	$(89,797)	(206)	$(938)	$(66,476)
Issuance of common stock through initial public offering, net of issuance costs			6,000	6	57,682					57,688
Accretion of redeemable convertible preferred stock dividends		3,030			(3,030)					(3,030)
Exercise of stock options			266		664					664
Common stock warrants converted			8							—
Conversion of redeemable convertible preferred stock		(1,161)	343		726					726
Conversion of redeemable convertible preferred stock due to initial public offering	(29,044)	(73,701)	29,568	30	73,005					73,035
Issuance of restricted stock			513		3,274					3,274
Treasury stock purchase, at cost								(3)	(20)	(20)
Foreign currency translation						(19)				(19)
Net income							253			253
Stock-based compensation					3,745					3,745

Balance as of September 30, 2010	—	—	63,365	$63	$160,298	$(19)	$(89,544)	(209)	$(958)	$69,840

See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$253	$2,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,856	10,703
Deferred tax benefit	(162)	—
Stock-based compensation	3,745	1,904
Loss on disposal of assets	57	192
Acquisition-related contingent consideration	39	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	1,840	3,488
Customer deposits	(325)	(79)
Other current assets	(3,870)	80
Other assets	(72)	(888)
Accounts payable	1,621	600
Accrued compensation, taxes and benefits	(427)	(882)
Deferred revenue	(3,041)	(969)
Other current and long-term liabilities	227	679

Net cash provided by operating activities	14,741	17,541

Cash flows from investing activities:
Purchases of property, equipment and software	(7,427)	(6,334)
Acquisition of businesses, net of cash acquired	(17,231)	(3,787)

Net cash used by investing activities	(24,658)	(10,121)

Cash flows from financing activities:
Proceeds from initial public offering, net underwriting discount and offering costs	57,688	—
Proceeds from notes payable	10,000	35,000
Payments on notes payable	(23,562)	(15,540)
Proceeds from (payments on) revolving credit facility, net	2,040	(10,000)
Payments on capital lease obligations	(1,241)	(5,050)
Preferred stock dividend	(666)	—
Issuance of common stock	664	270
Purchase of treasury stock	(20)	(436)

Net cash provided by financing activities	44,903	4,244

Net increase in cash and cash equivalents	34,986	11,664
Effect of exchange rate on cash	(19)	—
Cash and cash equivalents:
Beginning of period	4,427	4,248

End of period	$39,394	$15,912

Supplemental cash flow information:
Cash paid for interest	$4,288	$2,696

Cash paid for income taxes, net of refunds	$227	$191

Non-cash financing activities:
Fixed assets acquired under capital leases	$—	$2,462

Accrued dividends and accretion of preferred stock	$3,030	$4,403

Conversion of preferred stock and related dividend to common shares	$73,732	$—

Accrued property and equipment	$1,154	$(260)

See accompanying notes.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. The Company
RealPage, Inc., a Delaware corporation, and its subsidiaries, (the “Company” or “we” or “us”) is a provider of property management solutions that enable owners and managers of single-family and a wide variety of multi-family rental property types to manage their marketing, pricing, screening, leasing, accounting, purchasing and other property operations. Our on demand software solutions are delivered through an integrated software platform that provides a single point of access and a shared repository of prospect, resident and property data. By integrating and streamlining a wide range of complex processes and interactions among the rental housing ecosystem of owners, managers, prospects, residents and service providers, our platform optimizes the property management process and improves the experience for all of these constituents. Our solutions enable property owners and managers to optimize revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes.
Reverse Stock Split
On July 22, 2010, the board of directors approved an amended and restated certificate of incorporation that effected a reverse stock split of every two outstanding shares of preferred stock and common stock into one share of preferred stock or common stock, respectively. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, restricted stock, redeemable convertible preferred stock, warrants for common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on July 23, 2010.
Initial Public Offering
On August 11, 2010, our registration statement on Form S-1 (File No 333-166397) relating to our initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission (“SEC”). We sold 6,000,000 shares of common stock in the Offering. Our common stock began trading on August 12, 2010 on the NASDAQ Global Select Stock Market under the symbol “RP,” and the Offering closed on August 17, 2010. Upon closing of the Offering, all outstanding shares of our preferred stock, including a portion of accrued but unpaid dividends on our outstanding shares of Series A, A1 and B Preferred Stock, were converted into 29,567,952 shares of common stock.
In connection with the consummation of the Offering, our Board of Directors and stockholders approved our Amended and Restated Certificate of Incorporation (the “Restated Certificate”), which was filed with the Delaware Secretary of State and became effective on August 17, 2010. The Restated Certificate provides for two classes of capital stock to be designated, respectively, Common Stock and Preferred Stock. The total number of shares which the Company is authorized to issue is 135,000,000 shares. 125,000,000 shares are Common Stock, par value $0.001 per share, and 10,000,000 shares are Preferred Stock, par value $0.001 per share.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading.
The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.
It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on August 12, 2010 (“Prospectus”).
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the three and nine months ended September 30, 2010 and 2009 was in North America.

Net long-lived assets held were $20.5 million and $20.3 million in North America and $0.6 million and $0.5 million in our international subsidiaries at September 30, 2010 and December 31, 2009, respectively.
Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant accounting policies and estimates include: the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; purchase accounting allocations and related reserves; deferred revenue; stock-based compensation; and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates. For greater detail regarding these accounting policies and estimates, refer to our Prospectus.
Revenue Recognition
We derive our revenue from three primary sources: our on demand software solutions; our on premise software solutions; and professional and other services. We commence revenue recognition when all of the following conditions are met:
•	there is persuasive evidence of an arrangement;

•	the solution and/or service has been provided to the customer;

•	the collection of the fees is probable; and

•	the amount of fees to be paid by the customer is fixed or determinable.
For multi-element arrangements that include multiple software solutions and/or services, we allocate arrangement consideration to all deliverables that have stand-alone value based on their relative selling prices. In such circumstances, we utilize the following hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows:
•	Vendor specific objective evidence (VSOE), if available. The price at which we sell the element in a separate stand-alone transaction;

•	Third-party evidence of selling price (TPE), if VSOE of selling price is not available. Evidence from us or other companies of the value of a largely interchangeable element in a transaction; and

•	Estimated selling price (ESP), if neither VSOE nor TPE of selling price is available. Our best estimate of the stand-alone selling price of an element in a transaction.
Our process for determining ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors primarily considered in developing ESP include prices charged by us for similar offerings when sold separately, pricing policies and approvals from standard pricing and other business objectives.
From time to time, we sell on demand software solutions with professional services. In such cases, as each element has stand alone value, we allocate arrangement consideration based on our estimated selling price of the on demand software solution and VSOE of the selling price of the professional services.
On Demand Revenue
Our on demand revenue consists of license and subscription fees, transaction fees related to certain of our software-enabled value-added services and commissions derived from us selling certain risk mitigation services.
License and subscription fees are comprised of a charge billed at the initial order date and monthly or annual subscription fees for accessing our on demand software solutions. The license fee billed at the initial order date is recognized as revenue on a straight-line basis over the longer of the contractual term or the period in which the customer is expected to benefit, which we consider to be four years. Recognition starts once the product has been activated. Revenue from monthly and annual subscription fees is recognized on a straight-line basis over the access period.
We recognize revenue from transaction fees derived from certain of our software-enabled value-added services as the related services are performed.
As part of our risk mitigation services to the rental housing industry, we act as an insurance agent and derive commission revenue from the sale of insurance products to individuals. The commissions are based upon a percentage of the premium that the insurance company charges to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. If the policy is cancelled, our commissions are forfeited as a percent of the unearned premium. As a result, we recognize the commissions related to these services ratably over the policy term as the associated premiums are earned.

On Premise Revenue
Revenue from our on premise software solutions is comprised of an annual term license, which includes maintenance and support. Customers can renew their annual term license for additional one-year terms at renewal price levels. We recognize the annual term license on a straight-line basis over the contract term.
In addition, we have arrangements that include perpetual licenses with maintenance and other services to be provided over a fixed term. We allocate and defer revenue equivalent to the VSOE of fair value for the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. We have determined that we do not have VSOE of fair value for its customer support and professional services in these specific arrangements. As a result, the elements within its multiple-element sales agreements do not qualify for treatment as separate units of accounting. Accordingly, we account for fees received under multiple-element arrangements with customer support or other professional services as a single unit of accounting and recognize the entire arrangement ratably over the longer of the customer support period or the period during which professional services are rendered.
Professional and Other Revenue
Professional & other revenue is recognized as the services are rendered for time and material contracts. Training revenues are recognized after the services are performed.
Concentrations of Credit Risk
Our cash accounts are maintained at various financial institutions and may, from time to time, exceed federally insured limits. The Company has not experienced any losses in such accounts.
Concentrations of credit risk with respect to accounts receivable result from substantially all of our customers being in the multi-family rental housing market. Our customers, however, are dispersed across different geographic areas. We do not require collateral from customers. We maintain an allowance for losses based upon the expected collectability of accounts receivable. Accounts receivable are written off upon determination of non-collectability following established Company policies based on the aging from the accounts receivable invoice date.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income is comprised of foreign currency translation gains and losses. Our comprehensive income was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Net income	$292	$676	$253	$2,713
Foreign currency translation	(6)	—	(19)	—

Comprehensive income	$286	$676	$234	$2,713

3. Acquisitions
2010 Acquisitions
In July 2010, we purchased 100% of the outstanding stock of eReal Estate Integration, Inc. (“eREI”) for approximately $8.6 million, net of cash acquired, which included a cash payment of $3.8 million and an estimated cash payment payable upon the achievement of certain revenue targets (acquisition-related contingent consideration) and the issuance of 499,999 restricted common shares, which vest as certain revenue targets are achieved as defined in the purchase agreement. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.8 million. In addition, we recorded the fair value of the restricted common shares of $3.3 million. These fair values were based on managements’ estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment and the related restricted common shares have a maximum value of $1.8 million and $4.4 million, respectively.

This acquisition was financed from proceeds from our revolving line of credit and cash flows from operations. The acquisition of eREI improved our lead management and lead syndication capabilities. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our condensed consolidated financial statements from the effective date of the acquisition.
We allocated the purchase price for eREI as follows:

(in thousands)	eREI

Intangible assets:
Developed product technologies	$5,279
Customer relationships	498
Tradenames	844
Goodwill	5,055
Net other assets	(3,053)

Total purchase price, net of cash acquired	$8,623

The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value until all of the targets have been met or terms of the agreement expire. As of September 30, 2010, our liability for the estimated cash payment was $0.9 million. During the three months ended September 30, 2010, we recognized costs of $39 thousand due to changes in the estimated fair value of the cash acquisition-related contingent consideration. There was no change to the estimated fair value of the restricted common stock.
In February 2010, we acquired the assets of Domin-8 Enterprise Solutions, Inc. (“Domin-8”). The acquisition of these assets improved our ability to serve our multi-family clients with mixed portfolios that include smaller, centrally-managed apartment communities. The aggregate purchase price at closing was $12.9 million, net of cash acquired, which was paid upon acquisition of the assets. We acquired deferred revenue as a contractual obligation, which was recorded at its assessed fair value of $4.5 million. The fair value of the deferred revenue was determined based on estimated costs to support acquired contracts plus a reasonable margin. The acquired intangibles were recorded at fair value based on assumptions made by us. The customer relationships have useful lives of approximately six years and are amortized in proportion to the estimated cash flows derived from the relationship. Acquired developed product technologies have a useful life of three years and are amortized straight-line over the estimated useful life. We have determined that the tradename has an indefinite life, as we anticipate keeping the tradename for the foreseeable future given its recognition in the marketplace. Approximately $0.2 million and $0.7 million of transaction costs related to this acquisition were expensed as incurred during 2010 and 2009, respectively. We included the operating results of this acquisition in our consolidated results of operations from the effective date of the acquisition. This acquisition was financed from the proceeds from the amended credit agreement (see Note 6) and cash flow from operations.
We made this acquisition because of the immediate availability of product offerings that complemented our existing products. We accounted for this acquisition by allocating the total consideration to the fair value of assets received and liabilities assumed. Goodwill associated with this acquisition is deductible for tax purposes.
We allocated the purchase price for Domin-8 as follows:

(in thousands)	Domin-8

Intangible assets:
Developed product technologies	$3,678
Customer relationships	6,418
Tradenames	1,278
Goodwill	4,896
Deferred revenue	(4,502)
Net other assets	1,155

Total purchase price, net of cash acquired	$12,923

2009 Acquisitions
In September 2009, we purchased substantially all of the assets of Evergreen Solutions, Inc. (“Evergreen”). The acquisition of Evergreen further advanced our ability to offer open access to our products for clients and certified partners, and improves our ability to offer integration of our products and services with third-party solutions. The aggregate purchase price at closing was $0.9 million, which included a cash payment of $0.7 million and the fair value of contingent consideration of $0.2 million, which was paid in March 2010 and is based on the collection of pre-acquisition accounts receivable balances from customers. The $0.2 million is recorded within the current portion of acquisition related liabilities on the balance sheet at December 31, 2009. The customer relationships have useful lives of four years and are amortized in proportion to the estimated cash flows derived from the relationship. We have determined that the tradename has an indefinite life, as we anticipate keeping the tradename for the foreseeable future given its recognition in the marketplace. All direct acquisition costs were immaterial and expensed as incurred. We included the operating results of this acquisition in our consolidated results of operations from the effective date of the acquisition.

In September 2009, we purchased 100% of the outstanding stock of A.L. Wizard, Inc. (“ALW”). The acquisition of ALW immediately provided us with an application of on demand software and services for residential property management customers who manage senior living properties. The aggregate purchase price at closing was $2.8 million, net of cash acquired of $0.2 million, which included a cash payment of $2.5 million upon acquisition and additional cash payments of $0.5 million, half of which is due on the first anniversary of the acquisition date, with the remaining amount due 18 months from the acquisition date. The $0.5 million is recorded in acquisition-related liabilities on the balance sheet. We acquired deferred revenue as a contractual obligation, which was recorded at its assessed fair value of $0.5 million. The fair value was determined by incorporating the total cost to service the revenue and a normal profit margin for the industry. The customer relationships have useful lives of seven years and are amortized in proportion to the estimated cash flows derived from the relationship. Acquired developed product technologies have a useful life of three years and are amortized straight-line over the estimated useful life. We have determined that the tradename has an indefinite life, as we anticipate keeping the tradename for the foreseeable future given its recognition in the marketplace. All direct acquisition costs were immaterial and expensed as incurred. We included the operating results of this acquisition in our consolidated results from the effective date of the acquisition.
In November 2009, we purchased 100% of the outstanding stock of Propertyware, Inc. (“Propertyware”). The acquisition of Propertyware provided an entry into the single-family and small, centrally managed multi-family property markets. The acquisition also expanded the breadth of products Propertyware will make available to its residential property management customers. The aggregate purchase price at closing was $11.9 million, net of cash acquired, which included a cash payment of $9.0 million and additional cash payments of $0.5 million payable on the first anniversary of the acquisition date and $0.5 million payable 18 months after the acquisition date. The $1.0 million is recorded in acquisition-related liabilities on the balance sheet. In addition, the purchase price included the issuance of 500,000 restricted common shares which vest as certain revenue targets are achieved as defined in the purchase agreement. The fair value of these shares is estimated to be $2.2 million and is based on our management’s estimate of the fair value of the stock and the probability of the achievement of these revenue targets. These shares have a maximum value of $2.5 million. We acquired deferred revenue as a contractual obligation, which was recorded at its assessed fair value of $0.5 million. The acquired intangibles were recorded at fair value based on assumptions made by us. The customer relationships have useful lives of ten years and are amortized in proportion to the estimated cash flows derived from the relationship. Acquired developed product technologies have a useful life of three years and are amortized straight-line over the estimated useful life. We have determined that the tradename has an indefinite life, as we anticipate keeping the tradename for the foreseeable future given its recognition in the marketplace. All direct acquisition costs were immaterial and expensed as incurred. We included the operating results of this acquisition in our consolidated results of operations from the effective date of the acquisition.
We made each of these acquisitions because of the immediate availability of product offerings that complemented our existing products. We accounted for the Evergreen, ALW and Propertyware acquisitions by allocating the total consideration, including the fair value of contingent consideration to the fair value of assets received and liabilities assumed. Goodwill associated with the Evergreen acquisition is deductible for tax purposes; however, the goodwill associated with the ALW and Propertyware acquisitions is not deductible for tax purposes.

We allocated the purchase prices for Evergreen, ALW and Propertyware as follows:

(in thousands)	Evergreen	ALW	Propertyware

Intangible assets:
Developed product technologies	$—	$1,192	$7,427
Customer relationships	154	964	1,050
Tradenames	34	373	1,080
Goodwill	470	1,287	6,144
Deferred revenue	—	(585)	(451)
Deferred tax (liability)	—	(863)	(3,407)
Net other assets	227	415	78

Total purchase price, net of cash acquired	$885	$2,783	$11,921

Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2009 and 2010 as if the aforementioned acquisitions, including Domin-8 and eREI, had occurred at the beginning of each period presented. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(in thousands)	Pro Forma	Pro Forma	Pro Forma	Pro Forma

Revenue:
On demand	$43,097	$35,530	$121,693	$99,945
On premise	2,127	2,757	7,169	10,268
Professional and other	2,804	3,137	7,431	8,779

Total revenue	48,028	41,425	136,293	118,992

Net (loss) income	$292	$(200)	$48	$2,155
Net (loss) income attributable to common stockholders:
Basic and diluted	(327)	(1,591)	(2,896)	(2,117)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.01)	$(0.07)	$(0.09)	$(0.09)
Diluted	$(0.01)	$(0.07)	$(0.09)	$(0.09)
The acquisitions in 2009 and 2010 were financed with cash flows from operations and financing activities.

4. Property, Equipment and Software
Property, equipment and software consist of the following:

	September 30,	December 31,
(in thousands)	2010	2009

Leasehold improvements	$7,194	$6,039
Data processing and communications	29,404	26,969
Furniture, fixtures, and other equipment	6,883	6,251
Software	25,276	21,807

	68,757	61,066
Less: Accumulated depreciation and amortization	(47,709)	(40,317)

Property, equipment and software, net	$21,048	$20,749

Depreciation and amortization expense for property, equipment and software was $2.9 million, $2.7 million, $8.5 million and $7.7 million for the three months ended September 30, 2010 and 2009 and the nine months ended September 2010 and 2009, respectively. This includes depreciation for assets purchased through capital leases.
5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the nine months ended September 30, 2010 is as follows:

(in thousands)	Amount
Balance at December 31, 2009	$27,366
Goodwill acquired in 2010	9,951
Other	63

Balance at September 30, 2010	$37,380

Other intangible assets consisted of the following at September 30, 2010 and December 31, 2009:

		September 30, 2010			December 31, 2009
	Amortization	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Period	Amount	Amortization	Net	Amount	Amortization	Net
Finite-lived intangible assets
Developed technologies	3 years	$20,385	$(5,908)	$14,477	$11,421	$(1,870)	$9,551
Customer relationships	1-10 years	16,623	(5,804)	10,819	9,707	(4,301)	5,406
Vendor relationships	7 years	5,650	(2,265)	3,385	5,650	(1,500)	4,150
Non-competition agreement	4-5 years	120	(105)	15	120	(83)	37

Total finite-lived intangible assets		42,778	(14,082)	28,696	26,898	(7,754)	19,144
Indefinite-lived intangible assets
Tradenames		5,875	—	5,875	3,747	—	3,747

Total intangible assets		$48,653	$(14,082)	$34,571	$30,645	$(7,754)	$22,891

Amortization of finite-lived intangible assets was $2.5 million, $1.0 million, $6.3 million and $3.0 million for the three months ended September 30, 2010 and 2009 and the nine months ended September 2010 and 2009, respectively.

6. Debt
The following table summarizes the components of debt as of:

	September 30,	December 31,
(in thousands)	2010	2009

Revolver	$2,040	$—
Term loan	38,734	33,688
Promissory notes issued to preferred stockholders	—	8,173
Secured promissory notes	—	10,000

	$40,774	$51,861

In September 2009, we entered into a Credit Agreement (“Credit Agreement”) with two lenders, which provided for $35.0 million term loan and a $10.0 million revolving line of credit. A portion of the proceeds from the Credit Agreement was used to repay the balance outstanding under our prior credit agreement. The term loan and revolving line of credit bear interest at rates of the greater of 7.5%, a stated rate of 5.0% plus LIBOR or a stated rate of 5.0% plus the bank’s prime rate (or, if greater than 3.5%, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). The term loan and revolving line of credit were collateralized by all of our personal property and are subject to financial covenants, including meeting certain financial measures.
In February 2010, we entered into an amendment to the Credit Agreement. Under the terms of the amendment, the original term loan was increased by an additional $10.0 million. The related interest rates and maturity periods remained consistent with the terms of Credit Agreement.
In June 2010, we entered into a subsequent amendment to the Credit Agreement. Under the terms of the June 2010 amendment, an additional $30 million in delayed draw term loans was made available for borrowing until December 22, 2011. After the June 2010 amendment, the term loan and revolving line of credit bear interest at a stated rate of 3.5% plus LIBOR, or a stated rate of 0.75% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Under the terms of the June 2010 amendment, principal payments on the term loan will be paid in quarterly installments equal to 3.75% of the principal amount of term loans, with the balance of all term loans and the revolver due on June 30, 2014. In June and July 2010, we borrowed a total of $7.6 million from our revolving line of credit in order to partially facilitate an acquisition. Using the proceeds from the Offering, we repaid the outstanding balance of the revolver loan. As of September 30, 2010, we were in compliance with our debt covenants.
In August 2010, the lenders under our Credit Agreement consented to our using proceeds from the Offering to repay the Notes and the Stockholder Notes (each as defined below) and to pay cash dividends due upon conversion of our preferred stock. In September 2010, we entered into an amendment to the Credit Agreement. Under the terms of the September 2010 amendment, the repayment of the Notes and Stockholder Notes and the payment of the cash dividends due upon conversion of our preferred stock were excluded from the definition of “fixed charges” under the Credit Agreement.
In August 2008, we entered into a note purchase agreement with a separate lender. Under the terms of the agreement, we issued secured promissory notes (“Notes”) in the amount of $10.0 million with an interest rate of 13.75%, payable quarterly. The Notes were collateralized by all of our personal property and are subordinated to the Credit Agreement. In August 2010, with the proceeds from the Offering, we repaid the $10.0 million balance on the Notes.
On December 30, 2008 and April 23, 2010, in connection with a declaration of a dividend for all holders of our redeemable convertible preferred stock, we issued promissory notes to the holders of our convertible preferred stock (“Stockholder Notes”) in an aggregate principal amount of $11.1 million and $0.4 million, respectively. The Stockholder Notes bore an interest at a rate of 8% and were payable in 16 consecutive quarterly payments of principal and interest. Upon closing of the Offering, we repaid the $6.5 million balance on our Stockholder Notes with the proceeds from the Offering.
7. Redeemable Convertible Preferred Stock
At December 31, 2009, we had outstanding Series A Preferred, Series A1 Preferred and Series B Preferred Stock in which the holders of the stock were entitled to receive cumulative cash dividends at the rate of 8% per annum of the original issue price if and when declared out of funds legally available by the board of directors. Upon conversion, the holders elected to convert an amount equal to 62.5% of all then accrued and unpaid dividends into common stock at the applicable conversion rate. In addition, we had outstanding Series C Preferred in which the holders of Series C Preferred were entitled to receive cumulative cash dividends at the rate of 8% per annum of the original issue price if and when declared by the board of directors, for the first 18 months after issuance. On December 31, 2009, dividends of $5.5 million were declared by the board of directors. These dividends were distributed through the issuance of 1,418,669 common shares and payment of $2.5 million in cash. On April 23, 2010, dividends of $1.2 million were declared by the board of directors. These dividends were distributed through the issuance of 342,632 common shares and subordinated notes of $0.4 million.

Each share of preferred stock was convertible at the option of the holder at the liquidation preference divided by the original issue price. Conversion was mandatory upon consent of the holders of the Series A Preferred, immediately prior to the closing of a qualified initial public offering, as defined in our certificate of incorporation. On August 17, 2010, upon closing of the Offering, all outstanding shares of Series A, A1, B and C Preferred Stock, including a portion of accrued but unpaid dividends on our outstanding shares of Series A, A1 and B Preferred Stock, were converted into 29,567,952 shares of common stock and a dividend of $0.7 million was paid in cash.
8. Share-based Compensation
On August 17, 2010, we granted 6,500 options with an exercise price of $16.21 under our 2010 Equity Incentive Plan. In July 2010, we granted 569,250 options to purchase shares of common stock under our Amended and Restated 1998 Stock Incentive Plan. The exercise price for these options was $9.00 per share. The options and restricted stock vest over four years with 75% vesting ratably over 15 quarters and the remaining 25% vesting on the 16th quarter.
9. Commitments and Contingencies
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements at September 30, 2010 or December 31, 2009.
In the ordinary course of our business, we enter into standard indemnification provisions in our agreements with our customers. Pursuant to these provisions, we indemnify our customers for losses suffered or incurred in connection with third-party claims that our products infringed upon any U.S. patent, copyright, trademark or other intellectual property right. Where applicable, we generally limit such infringement indemnities to those claims directed solely to our products and not in combination with other software or products. With respect to our products, we also generally reserve the right to resolve such claims by designing a non-infringing alternative, by obtaining a license on reasonable terms, or by terminating our relationship with the customer and refunding the customer’s fees.
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements at September 30, 2010 or December 31, 2009.
Litigation
We are involved in various lawsuits and claims in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on its liquidity or financial position; however, losses from these matters or changes in estimates of losses for these matters may result in income or expense in any one accounting period that is material in comparison to the earnings of that period.
10. Net Income (Loss) Per Share
Net income (loss) per share is presented in conformity with the two-class method required for participating securities. Upon consummation of the Offering, all outstanding shares of Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred Stock, including a portion of accrued but unpaid dividends on outstanding shares of Series A Preferred, Series A1 Preferred and Series B Preferred, were converted into shares of common stock. Prior to the conversion, holders of Series A Preferred, Series A1 Preferred and Series B Preferred were each entitled to receive 8% per annum cumulative dividends. In addition, prior to conversion, the holders of Series C Preferred were entitled to receive cumulative cash dividends at the rate of 8% per annum of the original issue price if and when declared by the board of directors, for the first 18 months after issuance and were entitled to noncumulative dividends thereafter. All dividends were payable prior and in preference to any dividends on any other shares of our capital stock. In the event a dividend was paid on common stock, holders of Series A Preferred, Series A1 Preferred, Series B Preferred, Series C Preferred and non-vested restricted stock were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis). Holders of Series A Preferred, Series A1 Preferred, Series B Preferred, Series C Preferred and non-vested restricted stock do not share in loss of the Company.

Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred cumulative dividends, between the holders of common stock and Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred. Diluted net income per share attributable to common stockholders is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options using the treasury stock method. Weighted average shares from common share equivalents in the amount of 3,476,622 shares, 456,677 shares, 2,036,796 shares and 815,462 shares were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, respectively.
The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator:
Net (loss) income	$292	$676	$253	$2,713
8% cumulative dividends on participating preferred stock	(619)	(1,391)	(2,944)	(4,272)
Undistributed earnings allocated to participating preferred and restricted stock	—	—	—	—

Net (loss) income attributable to common stockholders — basic and diluted	$(327)	$(715)	$(2,691)	$(1,559)

Denominator:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	43,636	23,904	31,878	23,856
Diluted:
Weighted average common shares used in computing basic net income (loss) per share	43,636	23,904	31,878	23,856
Add weighted average effect of dilutive securities:
Stock options	—	—	—	—
Stock warrants	—	—	—	—

Weighted average common shares used in computing diluted net income (loss) per share	43,636	23,904	31,878	23,856

Net (loss) income per common share:
Basic	$(0.01)	$(0.03)	$(0.08)	$(0.07)
Diluted	$(0.01)	$(0.03)	$(0.08)	$(0.07)
11. Related Party Transactions
In connection with the residential relocation of one of our executives, in June 2010, we paid approximately $0.9 million to an independent third-party relocation company to cover payment of equity proceeds to the executive and costs associated with marketing and selling the executive’s residence. This arrangement was entered into pursuant to the standard home-sale assistance terms utilized by us in the ordinary course of business. In July 2010, we paid an additional $1.2 million to the independent third-party relocation company to acquire the executive’s residence.

12. Income Taxes
We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.
Our tax provision for interim periods is derived using an estimate of our annual effective rate, adjusted for any material items.
13. Subsequent Event
In November 2010, we acquired substantially all of the assets of Level One, LLC and L1 Technology, LLC (collectively “Level One”) for approximately $62.0 million, which included a cash payment of $54.0 million at closing and a deferred payment of up to approximately $8.0 million, payable in cash or the issuance of our common stock eighteen months after the acquisition date. The acquisition of Level One further expanded our ability to provide on demand leasing center services. To facilitate the acquisition, we borrowed $30.0 million on our delayed draw term loans and utilized $24.0 million of the net proceeds from the Offering. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing due to the pending completion of the valuation of intangible assets. In addition, we amended our Credit Agreement to modify certain financial covenants to consider the impact of the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise. For risks and uncertainties that could impact our forward-looking statements, please see Part II Item 1A, “Risk Factors” herein, and also our prospectus filed pursuant to Rule 424(b) under the Securities Act with the U.S. Securities Exchange Commission (“SEC”) on August 12, 2010 (“Prospectus”) which includes, but is not limited to, the discussion under “Risk Factors” therein, which you may view at www.sec.gov.
Overview
We are a leading provider of on demand software solutions for the rental housing industry. Our broad range of property management solutions enable owners and managers of single-family and a wide variety of multi-family rental property types to manage their marketing, pricing, screening, leasing, accounting, purchasing and other property operations. We deliver our on demand software solutions via the Internet through an integrated software platform that provides a single point of access and a shared repository of prospect, resident and property data.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 15 acquisitions (including our three 2010 acquisitions) of complementary technologies and to supplement our internal product development and sales and marketing efforts, enabling us to expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base. As of September 30, 2009, we had approximately 1,311 employees.
On July 22, 2010, the board of directors approved an amended and restated certificate of incorporation that effected a reverse stock split of every 2 outstanding shares of preferred stock and common stock into 1 share of preferred stock or common stock, respectively. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, restricted stock, redeemable convertible preferred stock, and warrants for common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on July 23, 2010.
On August 11, 2010, our registration statement on Form S-1 (File No 333-166397) relating to our initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission (“SEC”). We sold 6,000,000 shares of common stock in the Offering. Our common stock began trading on August 12, 2010 on the NASDAQ Global Select Stock Market under the symbol “RP,” and the Offering closed on August 17, 2010. Upon closing of the Offering, all outstanding shares of our preferred stock, including a portion of accrued but unpaid dividends on our outstanding shares of Series A, A1 and B Preferred Stock, were converted into 29,567,952 shares of common stock.
Recent Acquisitions
In July 2010, we acquired 100% of the outstanding stock of eReal Estate Integration, Inc. (“eREI”). eREI’s core products provide phone and Internet lead tracking and lead management services, as well as syndication services that push property content to search engines, Internet listing services and classified listed websites. The addition of these products improved our lead management and lead syndication capabilities within our CrossFire product family. The purchase price of eREI was approximately $8.6 million, which included a cash payment of $3.8 million at close, an estimated cash payment payable upon the achievement of certain revenue targets and the issuance of 499,999 restricted common shares, which vest as certain revenue targets are achieved, as defined in the purchase agreement.

In November 2010, we acquired substantially all of the assets of Level One, LLC and L1 Technology, LLC (collectively “Level One”). Level One services property management companies by providing centralized lead capture services enabling owners to lease more apartments, reduce overall marketing spend and free up on-site leasing staff. Level One and its 420 employees will be combined with our CrossFire product family and will be marketed under the Level One brand. Level One’s services are utilized in the management of approximately 1 million rental property units. We estimate a range of 30% to 50% of these units to be additive to the 5.6 million rental property units, as of September 30, 2010, managed with one or more of our on demand software solutions. The purchase price of Level One was approximately $62.0 million, which included a cash payment of $54.0 million and a deferred payment of up to approximately $8.0 million, payable in cash or the issuance of our common stock eighteen months after the acquisition date.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. We reconsider and evaluate our estimates and assumptions on an on-going basis. Accordingly, actual results may differ significantly from these estimates
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates, and therefore, could have the greatest potential impact on our consolidated financial statements:
•	Revenue recognition;

•	Accounts receivable;

•	Business combinations;

•	Goodwill and other intangible assets with indefinite lives;

•	Impairment of long-lived assets

•	Intangible assets;

•	Stock-based compensation;

•	Income taxes; and

•	Capitalized product development costs.
A full discussion of our critical accounting policies, which involve significant management judgment, appears in our Prospectus under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” For further information regarding our business, industry trends, accounting policies and estimates, and risks and uncertainties, refer to the Prospectus.
Key Components of Our Results of Operations
Revenue
We derive our revenue from three primary sources: our on demand software solutions; our on premise software solutions; and our professional and other services.
On demand revenue. Revenue from our on demand software solutions is comprised of license and subscription fees for accessing our on demand software solutions, typically licensed for one year terms, commission income for sales of renter’s insurance policies, and transaction fees for certain on demand software solutions, such as payment processing, spend management and billing services. We typically price our on demand software solutions based primarily on the number of units the customer manages with our solutions. For our insurance and transaction-based solutions, we price based on a fixed commission rate of earned premiums or a fixed rate per transaction, respectively.
On premise revenue. Our on premise software solutions are distributed to our customers and maintained locally on the customers’ hardware. Revenue from our on premise software solutions is comprised of license fees under term and perpetual license agreements. Typically, we have licensed our on premise software solutions pursuant to term license agreements with an initial term of one year that includes maintenance and support. Customer can renew their term license agreement for additional one-year terms at renewal price levels. In February 2010, we completed a strategic acquisition of assets that include on premise software solutions that were historically marketed and sold pursuant to perpetual license agreements and related maintenance agreements.
We no longer actively market our on premise software solutions to new customers, and only license our on premise software solutions to a small portion of our existing on premise customers as they expand their portfolio of rental housing properties. While we intend to support our recently acquired on premise software solutions, we expect that many of the customers who license these solutions will transition to our on demand software solutions over time.

Professional and other revenue. Revenue from professional and other services consists of consulting and implementation services, training and other ancillary services. Professional and other services engagements are typically time and material based.
Cost of Revenue
Cost of revenue consists primarily of personnel costs related to our operations, support services, training and implementation services, expenses related to the operation of our data center and fees paid to third-party service providers. Personnel costs include salaries, bonuses, stock-based compensation and employee benefits. Cost of revenue also includes an allocation of facilities costs, overhead costs and depreciation, as well as amortization of acquired technology related to strategic acquisitions and amortization of capitalized development costs. We allocate facilities, overhead costs and depreciation based on headcount.
Operating Expenses
We classify our operating expenses into three categories: product development, sales and marketing, and general and administrative. Our operating expenses primarily consist of personnel costs, which include compensation, employee benefits and payroll taxes, costs for third-party contracted development, marketing, legal, accounting and consulting services and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based compensation and employee benefits for employees in that category. In addition, our operating expenses include an allocation of our facilities costs, overhead costs and depreciation based on headcount for that category, as well as amortization of purchased intangible assets resulting from our acquisitions.
Product development. Product development expense consists primarily of personnel costs for our product development employees and executives and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our on demand software solutions and expanding our suite of on demand software solutions. In 2008, we established a product development and service center in Hyderabad, India to take advantage of strong technical talent at lower personnel costs compared to the United States.
Sales and marketing. Sales and marketing expense consists primarily of personnel costs for our sales, marketing and business development employees and executives, travel and entertainment and marketing programs. Marketing programs consist of advertising, tradeshows, user conferences, public relations, industry sponsorships and affiliations and product marketing. Additionally, sales and marketing expense includes amortization of certain purchased intangible assets, including customer relationships and key vendor and supplier relationships obtained in connection with our acquisitions.
General and administrative. General and administrative expense consists of personnel costs for our executive, finance and accounting, human resources, management information systems and legal personnel, as well as legal, accounting and other professional service fees and other corporate expenses.
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our condensed consolidated financial statements. We monitor the key performance indicators as follows:
On demand revenue. This metric represents the license and subscription fees for accessing our on demand software solutions, typically licensed for one year terms, commission income from sales of renter’s insurance policies and transaction fees for certain of our on demand software solutions. We consider on demand revenue to be a key business metric because we believe the market for our on demand software solutions represents the largest growth opportunity for our business.

On demand revenue as a percentage of total revenue. This metric represents on demand revenue for the period presented divided by total revenue for the same period. We use on demand revenue as a percentage of total revenue to measure our success in executing our strategy to increase the penetration of our on demand software solutions and expand our recurring revenue streams attributable to these solutions. We expect our on demand revenue to remain a significant percentage of our total revenue although the actual percentage may vary from period to period due to a number of factors, including the timing of acquisitions, professional and other revenue and on premise perpetual license sales and maintenance fees resulting from our February 2010 acquisition.
Ending on demand units. This metric represents the number of rental housing units managed by our customers with one or more of our on demand software solutions at the end of the period. We use ending on demand units to measure the success of our strategy of increasing the number of rental housing units managed with our on demand software solutions. Property unit counts are provided to us by our customers as new sales orders are processed. Property unit counts may be adjusted periodically as information related to our customers’ properties is updated or supplemented, which could result in adjusting the number of units previously reported.
On demand revenue per average on demand unit. This metric represents on demand revenue for the period presented divided by average on demand units for the same period. For interim periods, the calculation is performed on an annualized basis. We calculate average on demand units as the average of the beginning and ending on demand units for each quarter in the period presented. We monitor this metric to measure our success in increasing the number of on demand software solutions utilized by our customers to manage their rental housing units, our overall revenue and profitability. On demand revenue per average on demand unit for the interim periods presented are annualized.
Annual Customer Value (ACV). ACV represents the product of ending on demand units multiplied by annualized on demand revenue per average on demand unit for the quarter and is our estimate of the run-rate of recurring on demand revenue.
Adjusted EBITDA. We define this metric as net (loss) income plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, acquisition-related expense and purchase accounting adjustment. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, refer to “Reconciliation of Quarterly Non-GAAP Financial Measures” below. Our Adjusted EBITDA grew from approximately $6.3 million and $18.9 million for the three and nine months ended September 30, 2009 to approximately $9.1 million and $24.3 million for the three and nine months ended September 30, 2010 as a result of our efforts to expand market share and increase revenue.

Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue:
On demand	$43,097	$33,069	$120,393	$93,185

On premise	2,127	468	6,419	3,346
Professional and other	2,804	2,117	7,403	6,234

Total revenue	48,028	35,654	134,215	102,765
Cost of revenue (1)	20,203	15,201	56,595	42,804

Gross Profit	27,825	20,453	77,620	59,961
Operating expense:
Product development (1)	9,127	6,675	26,431	20,273
Sales and marketing (1)	9,428	7,363	25,793	20,376
General and administrative (1)	6,969	4,552	20,230	13,275

Total operating expense	25,524	18,590	72,454	53,924

Operating income	2,301	1,863	5,166	6,037
Interest expense and other, net	(1,822)	(1,123)	(4,749)	(3,106)

Income before income taxes	479	740	417	2,931

Income tax expense	187	64	164	218

Net income	$292	$676	$253	$2,713

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenue	$140	$103	$407	$255
Product development	627	277	1,664	775
Sales and marketing	201	135	541	350
General and administrative	391	211	1,133	524

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
On demand	89.7%	92.7%	89.7%	90.7%
On premise	4.4	1.3	4.8	3.3
Professional and other	5.8	5.9	5.5	6.1

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	42.1	42.6	42.2	41.7

Gross Profit	57.9	57.4	57.8	58.3
Operating expense:
Product development	19.0	18.7	19.7	19.7
Sales and marketing	19.6	20.7	19.2	19.8
General and administrative	14.5	12.8	15.1	12.9

Total operating expense	53.1	52.1	54.0	52.5

Operating income	4.8	5.2	3.8	5.9
Interest expense and other, net	(3.8)	(3.1)	(3.5)	(3.0)

Income before income taxes	1.0	2.1	0.3	2.9

Income tax expense	0.4	0.2	0.1	0.2

Net income	0.6%	1.9%	0.2%	2.6%

Three and Nine Months Ended September 30, 2010 compared to Three and Nine Months Ended September 30, 2009
Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except dollar per unit data)	2010	2009	Change	% Change	2010	2009	Change	% Change
Revenue:
On demand	$43,097	$33,069	$10,028	30.3%	$120,393	$93,185	$27,208	29.2%
On premise	2,127	468	1,659	354.5	6,419	3,346	3,073	91.8
Professional and other	2,804	2,117	687	32.5	7,403	6,234	1,169	18.8

Total revenue	$48,028	$35,654	$12,374	34.7	$134,215	$102,765	$31,450	30.6

On demand unit metrics:
Ending on demand units	5,567	4,265	302	30.6	5,567	4,265	1,302	30.5
Average on demand units	5,387	4,186	1,201	28.7	5,059	4,035	1,024	25.4
Annualized on demand revenue per average on demand unit:	$32.00	$31.60	$0.40	1.3	$31.73	$30.79	$0.94	3.1
Annual customer value:	$178,144	$134,774	$43,370	32.2
On demand revenue. Our on demand revenue increased $10.0 million, or 30.3%, for the three months ended September 30, 2010 as compared to same period in 2009, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base.
Our on demand revenue increased $27.2 million, or 29.2%, for the nine months ended September 30, 2010 as compared to same period in 2009, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base.

On premise revenue. On premise revenue increased $1.7 million, or 354.5%, for the three months ended September 30, 2010 as compared to the same period in 2009, primarily as a result of our February 2010 acquisition. During February 2010, we completed a strategic acquisition of assets that included on premise software solutions that have been historically marketed and sold pursuant to perpetual license agreements and related maintenance agreements. While we intend to continue to support our recently acquired on premise software solutions, we expect that many of the customers who license these solutions will over time transition to our on demand software solutions.
On premise revenue increased $3.1 million, or 91.8%, for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily as a result of our February 2010 acquisition. During February 2010, we completed a strategic acquisition of assets that included on premise software solutions that have been historically marketed and sold pursuant to perpetual license agreements and related maintenance agreements. For the nine months ended September 30, 2010, the February 2010 acquisition contributed $5.0 million of revenue related to maintenance agreements and perpetual license sales. The revenue increase from the February 2010 acquisition was partially offset by our decision to cease actively marketing our legacy on premise solutions in 2003 and our efforts to migrate customers of our on premise solutions to our on demand solutions. While we intend to continue to support our recently acquired on premise software solutions, we expect that many of the customers who license these solutions will over time transition to our on demand software solutions.
Professional and other revenue. Professional and other services revenue increased $0.7 million, or 32.5%, for the three months ended September 30, 2010 as compared to the same period in 2009, primarily due to an increase in revenue from consulting services.
Professional and other services revenue increased $1.2 million, or 18.8%, for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to an increase in revenue from consulting services.
Total revenue. Our total revenue increased $12.4 million, or 34.7%, for the three months ended September 30, 2010 as compared to the same period in 2009, primarily due to an increase in rental property units managed with our on demand solutions and improved penetration of our on demand solutions into our customer base.
Our total revenue increased $31.5 million, or 30.6%, for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to an increase in rental property units managed with our on demand solutions and improved penetration of our on demand solutions into our customer base.
On demand unit metrics. As of September 30, 2010, one or more of our on demand solutions was utilized in the management of 5.6 million rental property units, representing an increase of 1.3 million units, or 30.5% as compared to September 30, 2009. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales and marketing efforts and our 2009 and 2010 acquisitions in the second half of 2009 and the first half of 2010 contributing approximately 12.4% of ending on demand units as of September 30, 2010.
For the three months ended September 30, 2010, our annualized on demand revenue per average on demand unit was $32.00, representing an increase of $0.40, or 1.3%, as compared to the three months ended September 30, 2009, primarily due to improved penetration of our on demand solutions into our customer base.
For the first nine months of 2010, our annualized on demand revenue per average on demand unit was $31.73, representing an increase of $0.94, or 3.1%, as compared to the nine months ended September 30, 2009, primarily due to improved penetration of our on demand solutions into our customer base.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	Change	% Change	2010	2009	Change	% Change

Cost of revenue	$16,895	$13,434	$3,461	25.8%	$47,683	$37,748	$9,936	26.3%
Depreciation and amortization	3,308	1,767	1,541	87.2	8,912	5,056	3,855	76.2

Total cost of revenue	$20,203	$15,201	$5,002	32.9	$56,595	$42,804	$13,791	32.2

Cost of revenue. Total cost of revenue increased $5.0 million, or 32.9%, for the three months ended September 30, 2010 as compared to the same period in 2009. The increase in cost of revenue was primarily due to: a $3.4 million increase from costs related to the increased sales of our solutions, which includes investments in infrastructure and other support services; a $1.4 million increase in non-cash amortization of acquired technology as a result of our 2009 and 2010 acquisitions; and a $0.1 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities. Cost of revenue as a percentage of total revenue was 42.1% for the three months ended September 30, 2010 as compared to 42.6% for the same period in 2009. The decrease as a percentage of total revenue was primarily the result of leveraging our fixed cost base, which was partially offset by an increase in non-cash amortization of acquired technology as a result of our 2009 and 2010 acquisitions.
Total cost of revenue increased $13.8 million, or 32.2%, for the nine months ended September 30, 2010 as compared to the same period in 2009. The increase in cost of revenue was primarily due to: a $9.7 million increase from costs related to the increased sales of our solutions, which includes investments in infrastructure and other support services; a $3.3 million increase in non-cash amortization of acquired technology as a result of our 2009 and 2010 acquisitions; a $0.6 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $0.2 million increase in stock-based compensation related to our professional services and data center operations personnel. Cost of revenue as a percentage of total revenue was 42.2% for the nine months ended September 30, 2010 as compared to 41.7% for the same period in 2009. The increase as a percentage of total revenue was primarily due to an increase in non-cash amortization of acquired technology as a result of our 2009 and 2010 acquisitions.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	Change	% Change	2010	2009	Change	% Change

Product development	$8,560	$6,092	$2,468	40.5%	$24,746	$18,646	$6,100	32.7%
Depreciation and amortization	567	583	(16)	(2.7)	1,685	1,627	58	3.6

Total product development expense	$9,127	$6,675	$2,452	36.7	$26,431	$20,273	$6,158	30.4

Product development. Total product development expense increased $2.5 million, or 36.7%, for the three months ended September 30, 2010 as compared to the same period in 2009. The increase in product development expense was primarily due to: a $1.9 million increase in personnel expense primarily related to product development groups added as a result of our 2009 and 2010 acquisitions combined with the associated costs to support our growth initiatives; a $0.4 million increase in stock-based compensation related to product development personnel; and a $0.2 million increase in other general product development expense.
Total product development expense increased $6.2 million, or 30.4%, for the nine months ended September 30, 2010 as compared to the same period in 2009. The increase in product development expense was primarily due to: a $4.5 million increase in personnel expense primarily related to product development groups added as a result of our 2009 and 2010 acquisitions combined with the associated costs to support our growth initiatives; a $0.6 million increase in third-party software maintenance expense; and a $0.9 million increase in stock-based compensation related to product development personnel.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	Change	% Change	2010	2009	Change	% Change

Sales and marketing	$8,357	$6,359	$1,998	31.4%	$22,636	$17,317	$5,319	30.7%
Depreciation and amortization	1,071	1,004	67	6.7	3,157	3,059	98	3.2

Total sales and marketing expense	$9,428	$7,363	$2,065	28.0	$25,793	$20,376	$5,417	26.6

Sales and marketing. Total sales and marketing expense increased $2.1 million, or 28.0%, for the three months ended September 30, 2010 as compared to the same period in 2009. The increase in sales and marketing expense was primarily due to a $1.0 million increase in personnel expense. We have increased our sales force head count from 77 at September 30, 2009 to 95 at September 30, 2010, which includes sales groups added as a result of our 2009 and 2010 acquisitions. Additional factors contributing to the increase in sales and marketing expense include a $0.6 million increase in marketing program expense as part of our strategy to expand our market share and further penetrate our existing customer base with sales of additional on demand solutions; a $0.1 increase in stock-based compensation related to sales and marketing personnel; and a $0.3 million increase in other general sales and marketing expense.
Total sales and marketing expense increased $5.4 million, or 26.6%, for the nine months ended September 30, 2010 as compared to the same period in 2009. The increase in sales and marketing expense was primarily due to a $2.5 million increase in personnel expense. We have increased our sales force head count from 77 at September 30, 2009 to 95 at September 30, 2010, which includes sales groups added as a result of our 2009 and 2010 acquisitions. Additional factors contributing to the increase in sales and marketing expense include a $1.6 million increase in marketing program expense as part of our strategy to expand our market share and further penetrate our existing customer based with sales of additional on demand solutions; a $0.2 million increase in stock-based compensation related to sales and marketing personnel; and a $1.0 million increase in other general sales and marketing expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	Change	% Change	2010	2009	Change	% Change

General and administrative	$6,603	$4,207	$2,396	57.0%	$19,128	$12,315	$6,813	55.3%
Depreciation and amortization	366	345	21	6.1	1,102	960	142	14.8

Total general and administrative expense	$6,969	$4,552	$2,417	53.1	$20,230	$13,275	$6,955	52.4

General and administrative. Total general and administrative expense increased $2.4 million, or 53.1%, for the three months ended September 30, 2010 as compared to the same period in 2009. The increase in general and administrative expense was primarily due to: a $1.1 million increase in personnel expense related to accounting, management information systems, internal audit, mergers and acquisitions, legal, and human resources staff to support the growth in our business as well as provide the necessary organizational structure to support public company requirement; a $0.6 million increase in professional fees; a $0.2 million increase in facilities expense primarily as a result of our 2009 and 2010 acquisitions, $0.2 million increase in stock-based compensation related to general and administrative personnel; and a $0.3 million increase in other general and administrative expense.
Total general and administrative expense increased $7.0 million, or 52.4%, for the nine months ended September 30, 2010 as compared to the same period in 2009. The increase in general and administrative expense was primarily due to: a $3.7 million increase in personnel expense related to accounting, management information systems, legal, and human resources staff to support the growth in our business as well as provide the necessary organizational structure to support public company requirements; a $0.9 million increase in professional fees; a $0.4 million increase in acquisition-related expense; a $0.6 million increase in facilities expense primarily as a result of our 2009 and 2010 acquisitions, a $0.6 million increase in stock-based compensation related to general and administrative personnel; a $0.1 million in depreciation expense; and a $0.7 million increase in other general and administrative expense.
Interest Expense and Other, Net
Interest expense, net, increased $0.7 million, or 62.2%, for the three months ended September 30, 2010 as compared to the same period in 2009. The increase in interest expense, net, was primarily due to $0.5 million of accelerated interest expense associated with the early extinguishment of our preferred stockholder notes payable and $0.2 million of penalties incurred in connection with the early extinguishment of our secured subordinated promissory notes during the three months ended September 30, 2010.
Interest expense, net, increased $1.6 million, or 52.9%, for the nine months ended September 30, 2010 as compared to the same period in 2009. The increase in interest expense, net, was primarily due to $0.5 million of accelerated interest expense associated with the early extinguishment of our preferred stockholder notes payable during the third quarter of 2010 and $0.2 million of penalties incurred in connection with the early extinguishment of our secured subordinated promissory notes during the third quarter of 2010 combined with higher average debt balances related to the financing of our 2009 and 2010 acquisitions.

Provision for Taxes
Our effective tax rate was approximately 39% for the three months ended September 30, 2010. For the three months ended September 30, 2010, we incurred tax expense of $0.2 resulting from our net income before taxes. In the three months ended September 30, 2009, we incurred tax expense of $0.1 million primarily as a result of state income tax expense.
Our effective tax rate was approximately 39% for the nine months ended September 30, 2010. In the nine months ended September 30, 2010, we incurred tax expense of $0.2 million resulting from our net income before taxes. In the nine months ended September 30, 2009, we incurred tax expense of $0.2 million primarily as a result of state income tax expense.
Reconciliation of Non-GAAP Financial Measures
We define Adjusted EBITDA as net income plus depreciation and asset impairment, amortization of intangible assets, interest expense, net, income tax expense, stock-based compensation expense, acquisition-related expense and purchase accounting adjustment. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:
•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
it is useful to exclude certain non-cash charges, such as depreciation and asset impairment, amortization of intangible assets and stock-based compensation and non-core operational charges, such as acquisition-related expense, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be.

We use Adjusted EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance, for planning purposes, including the preparation of our annual operating budget, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
We do not place undue reliance on Adjusted EBITDA as our only measure of operating performance. Adjusted EBITDA should not be considered as a substitute for other measures of liquidity or financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do, that they do not reflect our capital expenditures or future requirements for capital expenditures and that they do not reflect changes in, or cash requirements for, our working capital. We compensate for the inherent limitations associated with using the Adjusted EBITDA measures through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income.
The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Net income	$292	$676	$253	$2,713
Depreciation and asset impairment	2,606	2,419	7,657	6,932
Amortization of intangible assets	2,760	1,279	7,256	3,963
Interest expense, net	1,822	1,123	4,759	3,106
Income tax expense	187	64	164	218
Stock-based compensation expense	1,359	726	3,745	1,904
Acquisition-related expense	61	20	453	20

Adjusted EBITDA	$9,087	$6,307	$24,287	$18,856

Liquidity and Capital Resources
Prior to the Offering, we financed our operations primarily through private placements of preferred equity securities and common stock, secured credit facilities with commercial lenders, a private placement of subordinated debt securities and cash provided by operating activities. On August 11, 2010, our registration statement on Form S-1 (File No. 333-166397) relating to the Offering was declared effective by the SEC. We sold 6,000,000 shares of common stock in the Offering, resulting in proceeds, net of transaction expenses, of $57.7 million. Our primary sources of liquidity as of September 30, 2010 consisted of $39.4 million of cash and cash equivalents, $8.0 million available under our revolving line of credit and $48.6 million of current assets less current liabilities (excluding $43.5 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions and to service our debt obligations. We expect that working capital requirements, capital expenditures and acquisitions will continue to be our principal needs for liquidity over the near term. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2014. We expect to fund these obligations from cash provided by operating activities.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue), our cash flow from operations, and the proceeds of the Offering will be sufficient to fund our operations and planned capital expenditures and service our debt obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of, complementary businesses, applications or technologies, in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.
The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended
	September 30,
(in thousands)	2010	2009

Net cash provided by operating activities	$14,741	$17,541
Net cash (used) in investing activities	(24,658)	(10,121)
Net cash provided by (used in) financing activities	44,903	4,244
Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009
Net Cash Provided by Operating Activities
In the nine months ended September 30, 2010, we generated $14.7 million of net cash from operating activities, which consisted of our net income of $0.3 million and changes in working capital of $4.0 million, offset by net non-cash income of $18.4 million representing a decrease of $2.8 million or 16.0%, as compared to the same period in 2009. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense. The $4.0 million use of operating cash flow resulting from the changes in working capital was primarily due to improved collections of our accounts receivable and general timing differences in other current assets and accounts payable, offset by the change in deferred revenue. Excluding deferred revenue acquired from our February 2010 acquisition, deferred revenue decreased for the nine months ended September 30, 2010 as a result of the amortization of annual license fees for on demand and on premise solutions.
Net Cash Used in Investing Activities
In the nine months ended September 30, 2010, our investing activities used $24.7 million. Investing activities consisted of acquisition consideration of $16.6 million net of cash acquired for our 2010 acquisitions, acquisition-related payments of $0.7 million for commitments related to prior years’ acquisitions and $7.4 million of capital expenditures. The increase in cash used in investing activities from 2009 relates to the consideration paid net of cash acquired for our 2010 acquisitions combined with an increase in capital spending.
Capital expenditures in the nine months ended September 30, 2009 and 2010 were primarily related to investments in technology infrastructure to support our growth initiatives.

Net Cash Provided by Financing Activities
Our financing activities provided $44.9 million in the nine months ended September 30, 2010, representing an increase of $40.7 million, as compared to the same period of 2009. Cash provided by financing activities in 2010 was primarily related to net proceeds from our initial public offering of $57.7 million, $10.0 million of proceeds as a result of the February 2010 amendment of our credit facility and $2.0 million of net proceeds from our revolving line of credit. These cash proceeds were partially offset by payments to extinguish our secured subordinated promissory notes and our preferred stockholder notes payable of $10.0 million and $6.5 million, respectively, in the third quarter of 2010, combined with aggregate principal payments of $8.2 million for scheduled term debt maturities, capital lease obligations and preferred stockholder notes payable. Additionally, during the nine months ended September 30, 2010, we paid $0.7 million of preferred stock dividends, which were offset by $0.7 million in proceeds from the issuance of common stock.
Cash provided by financing activities during the nine months ended September 30, 2009 and 2010 was used to support our operations until we achieved positive operating cash flow, as a funding source for acquisitions and for capital expenditures related to the expansion of our technology infrastructure.
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. Using the proceeds from the Offering, we repaid our promissory notes as discussed in Note 6. In addition, as discussed in Note 13, we borrowed $30.0 million on our delayed drawn term loan in November 2010 to facilitate our acquisition of Level One. These transactions caused a net increase to our total outstanding indebtedness on our long term debt obligation to $68.7 million with minimum payments of $2.7 million, $21.6 million and $44.4 million for less than one year, one to three years and three to five years after September 30, 2010. The future estimated interest our long term debt obligations was $0.6 million, $4.6 million and $2.4 million for the periods less than one year, one to three years and three to five years after September 30, 2010. With the exception of these transactions, there have been no material changes in our contractual obligations from our disclosures within the Prospectus.
Long-Term Debt Obligations
In September 2009, we entered into a credit facility which provided for a $35.0 million term loan and a $10.0 million revolving line of credit. A portion of the proceeds from the credit facility was used to repay the balance outstanding under our prior credit facility. The term loan and revolving line of credit are collateralized by substantially all our personal property. Prior to the June 2010 amendment discussed below, the term loan and revolving line of credit bore interest at rates of the greater of 7.5%, a stated rate of 5.0% plus LIBOR (or, if greater, 2.5%), or a stated rate of 5.0% plus the bank’s prime rate (or, if greater, 3.5%, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%).
In February 2010, we entered into an amendment to the credit facility. Under the terms of the amendment, the original term loan was increased by an additional $10.0 million. The proceeds from the amendment were primarily used to finance the February 2010 acquisition of certain assets of Domin-8 Enterprise Solutions, Inc. The related interest rates and maturity periods remained consistent with the terms of the credit facility. Until the June 2010 amendment discussed below, we made principal payments on the term loan in quarterly installments of approximately $1.8 million.
In June 2010, we entered into a subsequent amendment to the credit facility. Under the terms of the June 2010 amendment, an additional $30 million in term loans was made available for borrowing until December 22, 2011. After the June 2010 amendment, the term loan and revolving line of credit bear interest at a stated rate of 3.5% plus LIBOR, or a stated rate of 0.75% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Interest on the term loans and the revolver is payable monthly, or for LIBOR loans, at the end of the applicable 1-, 2-, or 3-month interest period. Under the terms of the June 2010 amendment, principal payments on the term loan will be paid in quarterly installments equal to 3.75% of the principal amount of term loans, with the balance of all term loans and the revolver due on June 30, 2014.
In September 2010, we entered into an amendment to the credit facility. Under the terms of the September 2010 amendment, the definition of “fixed charges” under the credit facility was amended to specifically exclude the cash dividend and debt payments made with the proceeds of the Offering.
In November 2010, we entered into an additional amendment to the credit facility. Under the terms of the November 2010 amendment, we increased the maximum allowable “senior leverage ratio” under the credit facility and amended the definition of “permitted indebtedness” in the credit facility to permit amounts payable in the future pursuant to the Level One acquisition. In addition, we borrowed $30.0 million on our delayed draw term loans to facilitate the acquisition.

Our credit facility contains customary covenants which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; make investments, including acquisitions; enter into transactions with affiliates; and make capital expenditures. Our credit facility additionally contains customary affirmative covenants, including requirements to, among other things, take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permits the assignment of the contract to our lenders; subject in each case to customary exceptions and qualifications. We are also required to comply with a fixed charge coverage ratio, which is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, of 1.225:1.00 for September 30, 2010 and 1.25:1:00 thereafter, and a senior leverage ratio, which is a ratio of the outstanding principal balance of our term loan plus our outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 2.35:1.00 for each period until December 31, 2010, with step-downs until July 31, 2011, when the ratio is set at 1.50:1.00 for such period and thereafter.
We have obtained waivers under our credit facility, which were not related to a decline in our cash flow. As a result of our ongoing communications with the lenders under our credit facility, our lenders were aware of the transactions and circumstances leading up to the waivers and we expected to receive their approval with regard to such transactions and circumstances, whether in the form of a consent, waiver, amendment or otherwise. Specifically, we have obtained waivers under our credit facility in connection with procedural requirements under our credit agreement relating to: two acquisition transactions we entered into in September 2009; an update to the credit agreement schedules to include a certain arrangement we have in place, and had in place at the time of closing of the credit facility, with our subsidiary that serves as a special purpose vehicle for processing payments, including a guaranty made by us for the benefit of our subsidiary in favor of Wells Fargo Bank; the payment of cash dividends of approximately $16,000 more than the amount agreed to by the lenders; and with respect to our fixed charge coverage ratio as a result of payments approved by our board of directors and discussed with our lenders for a cash dividend paid in December 2009 and for payments on promissory notes held by holders of our preferred stock in connection with a prior declared dividend. The fixed charge coverage ratio is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility. It was required to be 1.225:1.00 the most recent compliance period, the rolling twelve-month period ended September 30, 2010 in which, we were in compliance.
In the event the lenders did not waive these defaults or fail to waive any other default under our credit facility, the obligations under the credit facility could be accelerated, the applicable interest rate under the credit facility could be increased, and our subsidiaries that have guaranteed the credit facility could be required to pay the obligations in full, and our lenders would be permitted to exercise remedies with respect to all of the collateral that is securing the credit facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default that is not cured or waived could have a material adverse effect on our liquidity and financial condition.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements and we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
We had cash and cash equivalents of $39.4 million and $4.4 million at September 30, 2010 and December 31, 2009, respectively. We held these amounts primarily in cash.
We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.
We had total outstanding debt of $40.8 million and $51.9 million at September 30, 2010 and December 31, 2009, respectively. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.4 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
During the first quarter of 2010, we implemented a new corporate payroll processing software. The implementation resulted in modifications to internal controls over the related accounting and operating processes for the payroll function. We evaluated the control environment as affected by the implementation and believe our controls remained effective.
Other than the changes mentioned above, there were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various lawsuits and claims in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on its liquidity or financial position; however, losses from these matters or changes in estimates of losses for these matters may result in income or expense in any one accounting period that is material in comparison to the earnings of that period.

On June 15, 2009, a prospective resident of one of our customers filed a class action lawsuit styled Minor v. RealPage, Inc. against us in the U.S. District Court for the Central District of California, which was transferred to the United States District Court for the Eastern District of Texas (No. 4:09CV-00439). The plaintiff has alleged two individual claims and three class-based causes of action against us. Individually, the plaintiff alleges that we (i) willfully failed to employ reasonable procedures to ensure the maximum accuracy of our resident screening reports as required by 15 U.S.C. § 1681e(b) and, in the alternative, (ii) negligently (within the meaning of 15 U.S.C. § 1681o(a)) failed to employ reasonable procedures to ensure the maximum accuracy of our resident screening reports, as required by 15 U.S.C. § 1681e(b), in each case stemming from our provision of a report that allegedly included inaccurate criminal conviction information. The plaintiff seeks actual, statutory and punitive damages on her individual claims. In her capacity as the putative class representative, the plaintiff also alleges that we: (i) willfully failed to provide legally mandated disclosures upon a consumer’s request inconsistent with 15 U.S.C. § 1681g; (ii) willfully failed to provide prompt notice of consumers’ disputes to the data furnishers who provided us with the information whose accuracy was in question, as required by 15 U.S.C. § 1681i(a)(2); and (iii) willfully failed to provide prompt notice of consumers’ disputes to the consumer reporting agencies providing us with the information whose accuracy was in question, as required by 15 U.S.C. § 1681i(f). The plaintiff seeks statutory and punitive damages, a declaration that our practices and procedures are in violation of the Fair Credit Reporting Act and attorneys’ fees and costs. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We believe that we have meritorious defenses to the claims in this case and intend to defend it vigorously.
On March 4, 2008, we were named as a defendant in a class action lawsuit styled Taylor, et al. v. Acxiom Corp., et al. filed in the U.S. District Court for the Eastern District of Texas (No. 2:07-CV-00001). Plaintiffs alleged that we obtained and held motor vehicle records in bulk from the State of Texas, an allegedly improper purpose in violation of the federal Driver’s Privacy Protection Act, or the DPPA. In addition, the plaintiffs alleged that we obtained these records for the purpose of re-selling them, another allegedly improper purpose in violation of the DPPA. Plaintiffs further purported to represent a putative class of approximately 20.0 million individuals affected by the defendants’ alleged DPPA violations. They sought statutory damages of $2,500 per each violation of the DPPA, punitive damages and an order requiring defendants to destroy information obtained in violation of the DPPA. In September 2008, the U.S. District Court dismissed plaintiffs’ complaint for failure to state a claim. The plaintiffs subsequently appealed the dismissal to the U.S. Court of Appeals for the Fifth Circuit. In November 2009, the Fifth Circuit heard oral argument on the appeal. In July 2010, the Fifth Circuit affirmed the U.S. District Court’s dismissal. The Plaintiff-Appellants filed a petition for certiorari with the United States Supreme Court on October 15, 2010, seeking review of the Fifth Circuit’s decision. This request is still pending, as the Supreme Court has not granted or denied their position.
In March 2010, the District Attorney of Ventura County, California issued an administrative subpoena to us seeking certain information related to our provision of utility billing services in the State of California. A representative of the District Attorney has informed us that the subpoena was issued in connection with a general investigation of industry practices with respect to utility billing in California. Utility billing in California is subject to regulation by state law and various state administrative agencies, including the California Public Utility Commission, or the CPUC, and the Division of Weights and Measures, or the DWM. We have provided the District Attorney with the information requested in the subpoena. In early September, the District Attorney sent limited, additional, follow-up requests for information. The District Attorney’s office has not initiated an administrative or other enforcement action against us, nor have they asserted any violations of the applicable regulations by us. Given the early stage of this investigation, it is difficult to predict its outcome and whether the District Attorney will pursue an administrative or other enforcement action against us in the State of California and what the result of any such action would be. However, penalties or assessments of violations of regulations promulgated by the CPUC or DWM may be calculated on a per occurrence basis. Due to the large number of billing transactions we process for our customers in California, our potential liability in an enforcement action could be significant. If the District Attorney ultimately pursues an administrative or other enforcement action against us, we believe that we have meritorious defenses to the potential claims and would defend them vigorously. However, even if we were successful in defending against such claims, the proceedings could result in significant costs and divert management’s attention.
Item 1A. Risk Factors.
Our Prospectus includes a detailed discussion of certain material risk factors facing our company. Such risk factors continue to be relevant to an understanding of our business, financial condition and results of operations and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future, which could cause our stock price to decline.
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results may be due to a number of factors, including the risks and uncertainties discussed elsewhere in this prospectus. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:
•	the extent to which on demand software solutions maintain current and achieve broader market acceptance;

•	our ability to timely introduce enhancements to our existing solutions and new solutions;

•	our ability to increase sales to existing customers and attract new customers;

•	changes in our pricing policies or those of our competitors;

•	the variable nature of our sales and implementation cycles;

•	general economic, industry and market conditions in the rental housing industry that impact the financial condition of our current and potential customers;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions or security breaches;

•	our ability to hire and retain qualified key personnel, including the rate of expansion of our sales force;

•	changes in the legal, regulatory or compliance environment related to the rental housing industry, fair credit reporting, payment processing, privacy, utility billing, the Internet and e-commerce;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of revenue and expenses related to recent and potential acquisitions or dispositions of businesses or technologies;

•	our ability to integrate acquisitions in a cost-effective and timely manner;

•	litigation and settlement costs, including unforeseen costs; and

•	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of subscription revenue or accounting for mergers and acquisitions.
Fluctuations in our quarterly operating results may lead analysts to change their long-term model for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price to decline. As a result of the potential variations in our quarterly revenue and operating results, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and the results of any one quarter should not be relied upon as an indication of future performance.

We have a history of operating losses and may not maintain profitability in the future.
We have not been consistently profitable on a quarterly or annual basis. Although we have net income for the three and nine months ended September 2010 and 2009, we experienced net losses of $3.2 million and $3.1 million in 2008 and 2007, respectively. As of September 30, 2010, our accumulated deficit was $89.5 million. While we have experienced significant growth over recent quarters, we may not be able to sustain or increase our growth or profitability in the future. We expect to make significant future expenditures related to the development and expansion of our business. In addition, following the completion of this offering, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. As a result of these increased expenditures and expenses, we will need to generate and sustain increased revenue to achieve future profitability expectations. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this prospectus. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.
If we are unable to manage the growth of our diverse and complex operations, our financial performance may suffer.
The growth in the size, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 532 as of December 31, 2006 to 1,311 as of September 30, 2010 and our number of on demand customers from 1,469 as of December 31, 2006 to 6,547 as of September 30, 2010. We increased the number of on demand product centers that we offer from 20 as of December 31, 2006 to 42 as of September 30, 2010 and have added four on premise property management systems as a result of our February 2010 acquisition. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:
•	successfully supporting and maintaining a broad range of solutions;

•	maintaining continuity in our senior management and key personnel;

•	attracting, retaining, training and motivating our employees, particularly technical, customer service and sales personnel;

•	enhancing our financial and accounting systems and controls;

•	enhancing our information technology infrastructure; and

•	managing expanded operations in geographically dispersed locations.
If we do not manage the size, complexity and diverse nature of our business effectively, we could experience delayed software releases and longer response times for assisting our customers with implementation of our solutions and could lack adequate resources to support our customers on an ongoing basis, any of which could adversely affect our reputation in the market and our ability to generate revenue from new or existing customers.
The nature of our platform is complex and highly integrated and if we fail to successfully manage releases or integrate new solutions, it could harm our revenues, operating income and reputation.
We manage a complex platform of solutions that consists of our property management systems and integrated software-enabled value-added services. Many of our solutions include a large number of product centers that are highly integrated and require interoperability with each other and our other solutions, as well as products and services of third-party service providers. Additionally, we typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution. Due to this complexity and the condensed development cycles under which we operate, we may experience errors in our software or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our customers, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.

Our business depends substantially on customers renewing and expanding their subscriptions for our solutions and any increase in customer cancellations or decline in customer renewals or expansions would harm our future operating results.
We generally license our solutions pursuant to customer agreements with a term of one year. Our customers have no obligation to renew these agreements after their term expires, or to renew these agreements at the same or higher annual contract value. In addition, under specific circumstances, our customers have the right to cancel their customer agreements before they expire, for example, in the event of an uncured breach by us, or in some circumstances, by paying a cancellation fee. In addition, customers often purchase a higher level of professional services in the initial term than they do in renewal terms to ensure successful activation. As a result, our ability to grow is dependent in part on customers purchasing additional solutions or professional services after the initial term of their customer agreement. Though we maintain and analyze historical data with respect to rates of customer renewals, upgrades and expansions, those rates may not accurately predict future trends in customer renewals. Our customers’ renewal rates may decline or fluctuate for a number of reasons, including, but not limited to, their satisfaction or dissatisfaction with our solutions, our pricing, our competitors’ pricing, reductions in our customers’ spending levels or reductions in the number of units managed by our customers. If our customers cancel their agreements with us during their term, do not renew their agreements, renew on less favorable terms or do not purchase additional solutions or professional services in renewal periods, our revenue may grow more slowly than expected or decline and our profitability may be harmed.
Additionally, we have experienced, and expect to continue to experience, some level of customer turnover as properties are sold and the new owners and managers of properties previously owned or managed by our customers do not continue to use our solutions. We cannot predict the amount of customer turnover we will experience in the future. However, we have experienced slightly higher rates of customer turnover with our recently acquired Propertyware property management system, primarily because it serves smaller properties than our OneSite property management system, and we may experience higher levels of customer turnover to the extent Propertyware grows as a percentage of our revenues. If we experience increased customer turnover, our financial performance and operating results could be adversely affected.
We have also experienced, and expect to continue to experience, some number of consolidations of our customers with other parties. If one of our customers consolidates with a party who is not a customer, our customer may decide not to continue to use our solutions. In addition, if one of our customers is consolidated with another customer, the acquiring customer may have negotiated lower prices for our solutions or may use fewer of our solutions than the acquired customer. In each case, the consolidated entity may attempt to negotiate lower prices for using our solutions as a result of their increased size. These consolidations may cause us to lose customers or require us to reduce prices as a result of enhanced customer leverage, which could cause our financial performance and operating results to be adversely affected.
Because we recognize subscription revenue over the term of the applicable customer agreement, a decline in subscription renewals or new service agreements may not be reflected immediately in our operating results.
We generally recognize revenue from customers ratably over the terms of their customer agreements, which are typically one year. As a result, much of the revenue we report in each quarter is deferred revenue from customer agreements entered into during previous quarters. Consequently, a decline in new or renewed customer agreements in any one quarter will not be fully reflected in our revenue or our results of operations until future periods. Accordingly, this revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
We may not be able to continue to add new customers and retain and increase sales to our existing customers, which could adversely affect our operating results.
Our revenue growth is dependent on our ability to continually attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our solutions may be inhibited and we may be unable to sustain growth in our customer base for a number of reasons, including, but not limited to:
•	our inability to market our solutions in a cost-effective manner to new customers or in new vertical or geographic markets;

•	our inability to expand our sales to existing customers;

•	our inability to build and promote our brand; and

•	perceived security, reliability, quality or compatibility problems with our solutions.

A substantial amount of our past revenue growth was derived from purchases of upgrades and additional solutions by existing customers. Our costs associated with increasing revenue from existing customers are generally lower than costs associated with generating revenue from new customers. Therefore, a reduction in the rate of revenue increase from our existing customers, even if offset by an increase in revenue from new customers, could reduce our profitability and have a material adverse effect on our operating results.
If we are not able to integrate past or future acquisitions successfully, our operating results and prospects could be harmed.
We have acquired new technology and domain expertise through multiple acquisitions. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:
•	difficulties in integrating and managing the operations and technologies of the companies we acquire;

•	diversion of our management’s attention from normal daily operations of our business;

•	our inability to maintain the key employees, the key business relationships and the reputations of the businesses we acquire;

•	the acquisitions may generate insufficient revenue to offset our increased expenses associated with acquisitions;

•
our responsibility for the liabilities of the businesses we acquire, including, without limitation, liabilities arising out of their failure to maintain effective data security and privacy controls prior to the acquisition;

•	difficulties in complying with new regulatory standards to which we were not previously subject;

•	delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire; and

•	adverse effects of acquisition activity on the key performance indicators we use to monitor our performance as a business.
Our current acquisition strategy includes the acquisition of companies that offer property management systems that may not interoperate with our software-enabled value-added services. In order to integrate and fully realize the benefits of such acquisitions, we expect to build application interfaces that enable such customers to use a wide range of our solutions while they continue to use their legacy management systems. In addition, over time we expect to migrate the acquired company’s customers to our on demand property management systems to retain them as customers and to be in a position to offer them our solutions on a cost-effective basis. These efforts may be unsuccessful or entail costs that result in losses or reduced profitability.
We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us, or at all. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will likely experience ownership dilution, and if we finance future acquisitions with debt funding, we will incur interest expense and may have to comply with additional financing covenants or secure that debt obligation with our assets.

If we are unable to successfully develop or acquire and sell enhancements and new solutions, our revenue growth will be harmed and we may not be able to meet profitability expectations.
The industry in which we operate is characterized by rapidly changing customer requirements, technological developments and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to successfully develop, bring to market and sell enhancements to our existing solutions and new solutions that effectively respond to the rapid changes in our industry. Any enhancements or new solutions that we develop or acquire may not be introduced to the market in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate the revenue required to offset the operating expenses and capital expenditures related to development or acquisition. If we are unable to timely develop or acquire and sell enhancements and new solutions that keep pace with the rapid changes in our industry, our revenue will not grow as expected and we may not be able to maintain or meet profitability expectations.
We derive a substantial portion of our revenue from a limited number of our solutions and failure to maintain demand for these solutions or diversify our revenue base through increasing demand for our other solutions could negatively affect our operating results.
Historically, a majority of our revenue was derived from sales of our OneSite property management system and our LeasingDesk software-enabled value-added service. If we are unable to develop enhancements to these solutions to maintain demand for these solutions or to diversify our revenue base by increasing demand for our other solutions, our operating results could be negatively impacted.
We use a small number of data centers to deliver our solutions. Any disruption of service at our facilities could interrupt or delay our customers’ access to our solutions, which could harm our operating results.
The ability of our customers to access our service is critical to our business. We currently serve a majority of our customers from a primary data center located in Carrollton, Texas. We also maintain a secondary data center in downtown Dallas, Texas, approximately 20 miles from our primary data center. Services of our most recent acquisitions are provided from data centers located in Wisconsin, Ohio, Kansas, Texas and Winnipeg, Canada. It is our intent to migrate all data centers to our primary and secondary data centers in Carrollton and Dallas. Any event resulting in extended interruption or delay in our customers’ access to our services or their data could harm our operating results. There can be no certainty that the measures we have taken to eliminate single points of failure in the primary and secondary data centers will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:
•	extended power loss;

•	telecommunications failures from multiple telecommunication providers;

•	natural disaster or an act of terrorism;

•	software and hardware errors, or failures in our own systems or in other systems;

•	network environment disruptions such as computer viruses, hacking and similar problems in our own systems and in other systems;

•	theft and vandalism of equipment; and

•	actions or events caused by or related to third parties.
The occurrence of an extended interruption of services at one or more of our data centers could result in lengthy interruptions in our services. Since January 1, 2007, we have experienced two extended service interruptions lasting more than eight hours caused by equipment and hardware failures. Our service level agreements require us to refund a prorated portion of the access fee if we fail to satisfy our service level commitments related to availability. Refunds for breach of this service level commitment have resulted in immaterial payments to customers in the past. An extended service outage could result in refunds to our customers and harm our customer relationships.
We attempt to mitigate these risks through various business continuity efforts, including redundant infrastructure, 24 x 7 x 365 system activity monitoring, backup and recovery procedures, use of a secure off-site storage facility for backup media, separate test systems and change management and system security measures, but our precautions may not protect against all potential problems. Our secondary data center is equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support the solutions we provide in the event of the interruption of services at our primary data center. Even with this secondary data center, however, our operations would be interrupted during the transition process should our primary data center experience a failure. Moreover, both our primary and secondary data centers are located in the greater metropolitan Dallas area. As a result, any regional disaster could affect both data centers and result in a material disruption of our services.
For customers who specifically pay for accelerated disaster recovery services, we replicate their data from our primary data center to our secondary data center with the necessary stand-by servers and disk storage available to provide services within two hours of a disaster. This process is currently audited by some of our customers who pay for this service on an annual basis. For customers who do not pay for such services, our current service level agreements with our customers require that we provide disaster recovery within 72 hours.

Disruptions at our data centers could cause disruptions in our services and data loss or corruption. This could damage our reputation, cause us to issue credits to customers, subject us to potential liability or costs related to defending against claims or cause customers to terminate or elect not to renew their agreements, any of which could negatively impact our revenues.
We provide service level commitments to our customers, and our failure to meet the stated service levels could significantly harm our revenue and our reputation.
Our customer agreements provide that we maintain certain service level commitments to our customers relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. For example, our service level agreements generally require that our solutions are available 98% of the time during coverage hours (normally 6:00 a.m. though 10:00 p.m. Central time daily) 365 days per year. If we are unable to meet the stated service level commitments, we may be contractually obligated to provide customers with refunds or credits. Additionally, if we fail to meet our service level commitments a specified number of times within a given time frame or for a specified duration, our customers may terminate their agreement with us or extend the term of their agreement at no additional fee. As a result, a failure to deliver services for a relatively short duration could cause us to issue credits or refunds to a large number of affected customers or result in the loss of customers. In addition, we cannot assure you that our customers will accept these credits, refunds, termination or extension rights in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in substantial customer dissatisfaction or loss. Because of the loss of future revenues through the issuance of credits or the loss of customers or other potential liabilities, our revenue could be significantly impacted if we cannot meet our service level commitments to our customers.
We face intense competitive pressures and our failure to compete successfully could harm our operating results.
The market for our solutions is intensely competitive, fragmented and rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Increased competition generally could result in pricing pressures, reduced sales and reduced margins. Often we compete to sell our solutions against existing systems that our potential customers have already made significant expenditures to install.
We face competition primarily from point solution providers, including traditional software vendors, application service providers, or ASPs, and other software as a service, or SaaS, providers. Our competitors vary depending on our product and service. Our principal competitors in the multi-family enterprise resource planning, or ERP, market are AMSI Property Management (owned by Infor Global Solutions, Inc.), MRI Software LLC and Yardi Systems, Inc. These competitors offer both software and ASP delivery platforms. In the last 12 months Yardi Systems, Inc. has expanded into other competitive areas through smaller acquisitions and internally developed systems. In the single-family market, our ERP systems compete primarily with AppFolio, Inc., DIY Real Estate Solutions (recently acquired by Yardi Systems, Inc.), PropertyBoss Solutions and Rent Manager (owned by London Computer Systems, Inc.).
We offer a number of software-enabled value-added services that compete with a disparate and large group of competitors. In the applicant screening market, our principal competitors are ChoicePoint Inc. (a subsidiary of Reed Elsevier Group plc), CoreLogic, Inc. (formerly First Advantage Corporation, an affiliate of The First American Corporation), TransUnion Rental Screening Solutions, Inc. (a subsidiary of TransUnion LLC), Yardi Systems, Inc. (following its recent acquisition of RentGrow Inc., an applicant screening provider), On-Site.com and many other smaller regional and local screening companies. In the insurance market, our principal competitors are Assurant, Inc., Bader Company, CoreLogic, Inc. and a number of national insurance underwriters (including GEICO Corporation) that market renters insurance. There are many smaller screening and insurance providers in the risk mitigation area that we encounter less frequently, but they nevertheless present a competitive presence in the market.
In the customer relationship management, or CRM, market, we compete with providers of contact center and call tracking services, including Call Source Inc., Yardi Systems, Inc. (which recently announced its intention to build a contact center) and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including Call Source Inc., Lead Tracking Solutions (a division of O.C. Concepts, Inc.) and Who’s Calling, Inc. In addition, we compete with content syndication providers Realty DataTrust Corporation, RentSentinel.com (owned by Yield Technologies, Inc.), RentEngine (owned by MyNewPlace.com) and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions International, Inc., Spherexx.com and Yardi Systems, Inc. Certain Internet listing services also offer websites for their customers, usually as a free value add to their listing service.
In the utility billing market, we compete at a national level with American Utility Management, Inc., Conservice, LLC, ista North America, Inc., NWP Services Corporation and Yardi Systems, Inc. (following its recent acquisition of Energy Billing Systems, Inc.). Many other smaller utility billing companies compete for smaller rental properties or in regional areas.
In the revenue management market, we compete with PROS Holdings, Inc., The Rainmaker Group, Inc. and Yardi Systems, Inc.
In the spend management market, we compete with Site Stuff, Inc. (owned by Yardi Systems, Inc.), AvidXchange, Inc., Nexus Systems, Inc., Ariba, Inc. and Oracle Corporation.

In the payment processing market, we compete with Chase Paymentech Solutions, LLC (a subsidiary of JPMorgan Chase & Co.), First Data Corporation, Fiserv, Inc., MoneyGram International, Inc., NWP Services Corporation, Property Solutions International, Inc., RentPayment.com (a subsidiary of Yapstone, Inc.), Yardi Systems, Inc. and a number of national banking institutions.
In addition, many of our existing or potential customers have developed or may develop their own solutions that may be competitive with our solutions. We also may face competition for potential acquisition targets from our competitors who are seeking to expand their offerings.
With respect to all of our competitors, we compete based on a number of factors, including total cost of ownership, ease of implementation, product functionality and scope, performance, security, scalability and reliability of service, brand and reputation, sales and marketing capabilities and financial resources. Some of our existing competitors and new market entrants may enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, a larger installed customer base and larger marketing budgets, as well as greater financial, technical and other resources. In addition, any number of our existing competitors or new market entrants could combine or consolidate to become a more formidable competitor with greater resources. As a result of such competitive advantages, our existing and future competitors may be able to:
•	develop superior products or services, gain greater market acceptance and expand their offerings more efficiently or more rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily;

•	adopt more aggressive pricing policies and devote greater resources to the promotion of their brand and marketing and sales of their products and services; and

•	devote greater resources to the research and development of their products and services.
If we are not able to compete effectively, our operating results will be harmed.
We integrate our software-enabled value-added services with competitive ERP applications for some of our customers. For example, our application infrastructure, marketed to our customers as The RealPage Cloud, is based on an open architecture that enables third-party applications to access and interface with applications hosted in the RealPage Cloud through our RealPage Exchange platform. Likewise, through this platform our RealPage Cloud services are able to access and interface with other third-party applications, including third party property management systems. We also provide services to assist in the implementation, training, support and hosting with respect to the integration of some of our competitors’ applications with our solutions. We sometimes rely on the cooperation of our competitors to implement solutions for our customers. However, frequently our reliance on the cooperation of our competitors can result in delays in integration. There is no assurance that our competitors, even if contractually obligated to do so, will continue to cooperate with us or will not prospectively alter their obligations to do so. We also occasionally develop interfaces between our software-enabled value-added services and competitor ERP systems without their cooperation or consent. There is no assurance that our competitors will not alter their applications in ways that inhibit integration or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications. One of our competitors recently contacted us and certain customers of The RealPage Cloud and stated that it intends to prohibit our mutual customers from hosting any of such competitor’s applications in The RealPage Cloud and from retaining us to perform certain consulting services. This competitor has also expressed its concern that we would inevitably misappropriate its intellectual property if we hosted its applications in The RealPage Cloud. We believe that we are lawfully hosting and accessing such competitor’s applications in The RealPage Cloud solely for purposes authorized by our customers and within our customers’ contractual rights. However, if our competitors do not continue to cooperate with us, alter their applications in ways that inhibit or restrict the integration of our solutions or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications and we are not able to find alternative ways to integrate our solutions with our competitors’ applications, our business could be harmed.

Variability in our sales and activation cycles could result in fluctuations in our quarterly results of operations and cause our stock price to decline.
The sales and activation cycles for our solutions, from initial contact with a potential customer to contract execution and activation, vary widely by customer and solution. We do not recognize revenue until the solution is activated. While most of our activations follow a set of standard procedures, a customer’s priorities may delay activation and our ability to recognize revenue, which could result in fluctuations in our quarterly operating results.
Many of our customers are price sensitive, and if market dynamics require us to change our pricing model or reduce prices, our operating results will be harmed.
Many of our existing and potential customers are price sensitive, and recent adverse global economic conditions have contributed to increased price sensitivity in the multi-family housing market and the other markets that we serve. As market dynamics change, or as new and existing competitors introduce more competitive pricing or pricing models, we may be unable to renew our agreements with existing customers or customers of the businesses we acquire or attract new customers at the same price or based on the same pricing model as previously used. As a result, it is possible that we may be required to change our pricing model, offer price incentives or reduce our prices, which could harm our revenue, profitability and operating results.
If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers and our business will be harmed.
We continue to be substantially dependent on our sales force to obtain new customers and to sell additional solutions to our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.
Material defects or errors in the software we use to deliver our solutions could harm our reputation, result in significant costs to us and impair our ability to sell our solutions.
The software applications underlying our solutions are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects in the software applications underlying our solutions and new errors in our existing solutions may be detected in the future. Any errors or defects that cause performance problems or service interruptions could result in:
•	a reduction in new sales or subscription renewal rates;

•	unexpected sales credits or refunds to our customers, loss of customers and other potential liabilities;

•	delays in customer payments, increasing our collection reserve and collection cycle;

•	diversion of development resources and associated costs;

•	harm to our reputation and brand; and

•	unanticipated litigation costs.
Additionally, the costs incurred in correcting defects or errors could be substantial and could adversely affect our operating results.

Failure to effectively manage the development of our solutions and data processing efforts outside the United States could harm our business.
Our success depends, in part, on our ability to process high volumes of customer data and enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain an office in Hyderabad, India where we employ development and data processing personnel. We believe that performing these activities in Hyderabad increases the efficiency and decreases the costs of our development and data processing efforts. Managing and staffing international operations requires management’s attention and financial resources. The level of cost-savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Additionally, if we experience problems with our workforce or facilities in Hyderabad, our business could be harmed due to delays in product release schedules or data processing services.
We rely on third-party technologies and services that may be difficult to replace or that could cause errors, failures or disruptions of our service, any of which could harm our business.
We rely on a number of third-party providers, including, but not limited to, computer hardware and software vendors and database providers, to deliver our solutions. We currently utilize equipment, software and services from Avaya Inc., Cisco Systems, Inc., Dell Inc., EMC Corporation, Microsoft Corporation, Oracle Corporation and salesforce.com, inc., as well as many other smaller providers. Our OneSite Accounting service relies on a SaaS-based accounting system developed and maintained by a third-party service provider. We host this application in our data centers and provide supplemental development resources to extend this accounting system to meet the unique requirements of the rental housing industry. Our shared cloud portfolio reporting service will utilize software licensed from IBM. We expect to utilize additional service providers as we expand our platform. Although the third-party technologies and services that we currently require are commercially available, such technologies and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these technologies or services could result in delays in the provisioning of our solutions until alternative technology is either developed by us, or, if available, is identified, obtained and integrated, and such delays could harm our business. It also may be time consuming and costly to enter into new relationships. Additionally, any errors or defects in the third-party technologies we utilize or delays or interruptions in the third-party services we rely on could result in errors, failures or disruptions of our services, which also could harm our business.
We depend upon third-party service providers for important payment processing functions. If these third-party service providers do not fulfill their contractual obligations or choose to discontinue their services, our business and operations could be disrupted and our operating results would be harmed.
We rely on several large payment processing organizations to enable us to provide payment processing services to our customers, including electronic funds transfers, or EFT, check services, bank card authorization, data capture, settlement and merchant accounting services and access to various reporting tools. These organizations include Paymentech, LLC, Jack Henry & Associates, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo, N.A. We also rely on third-party hardware manufacturers to manufacture the check scanning hardware our customers utilize to process transactions. Some of these organizations and service providers are competitors who also directly or indirectly sell payment processing services to customers in competition with us. With respect to these organizations and service providers, we have significantly less control over the systems and processes than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these organizations and service providers. Accordingly, the failure of these organizations and service providers to renew their contracts with us or fulfill their contractual obligations and perform satisfactorily could result in significant disruptions to our operations and adversely affect operating results. In addition, businesses that we have acquired, or may acquire in the future, typically rely on other payment processing service providers. We may encounter difficulty converting payment processing services from these service providers to our payment processing platform. If we are required to find an alternative source for performing these functions, we may have to expend significant money, time and other resources to develop or obtain an alternative, and if developing or obtaining an alternative is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to customers or meet their expectations, with the attendant potential for liability claims, damage to our reputation, loss of ability to attract or maintain customers and reduction of our revenue or profits.
We face a number of risks in our payment processing business that could result in a reduction in our revenues and profits.
In connection with our payment processing services, we collect resident funds and subsequently remit these resident funds to our customers after varying holding periods. These funds are settled through our sponsor bank, and in the case of EFT, our Originating Depository Financial Institution, or ODFI. Currently, we rely on Wells Fargo, N.A. and JPMorgan Chase Bank, N.A. as our sponsor banks. In 2010, we expect to enter into similar sponsor bank relationships with one or more other national banking institutions. The custodial balances that we hold for our customers at our sponsor bank are identified in our consolidated balance sheets as restricted cash and the corresponding liability for these custodial balances is identified as customer deposits. Our payment processing business and related maintenance of custodial accounts subjects us to a number of risks, including, but not limited to:
•	liability for customer costs related to disputed or fraudulent merchant transactions if those amounts exceed the amount of the customer reserves we have established to make such payments;

•	limits on the amount of custodial balances that any single ODFI will underwrite;

•	reliance on bank sponsors and card payment processors and other service providers to process bank card transactions;

•	failure by us or our bank sponsors to adhere to applicable laws and regulatory requirements or the standards of the Visa and MasterCard credit card associations;

•	incidences of fraud or a security breach or our failure to comply with required external audit standards; and

•	our inability to increase our fees at times when Visa and MasterCard increase their merchant transaction processing fees.
If any of these risks related to our payment processing business were to occur, our business or financial results could be negatively affected. Additionally, with respect to the processing of EFTs, we are exposed to financial risk. EFTs between a resident and our customer may be returned for insufficient funds, or NSFs, or rejected. These NSFs and rejects are charged back to the customer by us. However, if we or our sponsor banks are unable to collect such amounts from the customer’s account or if the customer refuses or is unable to reimburse us for the chargeback, we bear the risk of loss for the amount of the transfer. While we have not experienced material losses resulting from chargebacks in the past, there can be no assurance that we will not experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our customers may adversely affect our financial condition and results of operations.
If our security measures are breached and unauthorized access is obtained to our customers’ or their residents’ data, we may incur significant liabilities, our solutions may be perceived as not being secure and customers may curtail or stop using our solutions.
The solutions we provide involve the collection, storage and transmission of confidential personal and proprietary information regarding our customers and our customers’ current and prospective residents. Specifically, we collect, store and transmit a variety of customer data including, but not limited to, the demographic information and payment histories of our customers’ prospective and current residents. Additionally, we collect and transmit sensitive financial data such as credit card and bank account information. If our security measures are breached as a result of third-party actions or any employees’ or contractors’ errors or malfeasance or otherwise, and someone obtains unauthorized access to this information, we could incur significant liability to our customers and to their prospective or current residents or significant fines and sanctions by processing networks or governmental bodies, any of which could result in harm to our business and damage to our reputation.
We also rely upon our customers as users of our system to promote security of the system and the data within it, such as administration of customer-side access credentialing and control of customer-side display of data. On occasion, our customers have failed to perform these activities in such a manner as to prevent unauthorized access to data. To date, these breaches have not resulted in claims against us or in material harm to our business, but we cannot be certain that the failure of our customers in future periods to perform these activities will not result in claims against us, which could expose us to potential litigation and harm to our reputation.
There can be no certainty that the measures we have taken to protect the privacy and integrity of our customers’ and their current or prospective residents’ data are adequate to prevent or remedy unauthorized access to our system. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Experienced computer programmers seeking to intrude or cause harm, or hackers, may attempt to penetrate our service infrastructure from time to time. Although we have not experienced any material security breaches to date, a hacker who is able to penetrate our service infrastructure could misappropriate proprietary or confidential information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers, and we may not have a timely remedy against a hacker who is able to penetrate our service infrastructure. In addition to purposeful breaches, the inadvertent transmission of computer viruses could expose us to security risks. If an actual or perceived breach of our security occurs or if our customers and potential customers perceive vulnerabilities, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.
If we are unable to cost-effectively scale or adapt our existing architecture to accommodate increased traffic, technological advances or changing customer requirements, our operating results could be harmed.
As we continue to increase our customer base, the number of users accessing our on demand software solutions over the Internet will continue to increase. Increased traffic could result in slow access speeds. Since our customer agreements typically include service availability commitments, slow access speeds or our failure to accommodate increased traffic could result in breaches of our customer agreements. In addition, the market for our solutions is characterized by rapid technological advances and changes in customer requirements. In order to accommodate increased traffic and respond to technological advances and evolving customer requirements, we expect that we will be required to make future investments in our network architecture. If we do not implement future upgrades to our network architecture cost-effectively, or if we experience prolonged delays or unforeseen difficulties in connection with upgrading our network architecture, our service quality may suffer and our operating results could be harmed.

Because certain solutions we provide depend on access to customer data, decreased access to this data or the failure to comply with applicable privacy laws and regulations or address privacy concerns applicable to such data could harm our business.
Certain of our solutions depend on our continued access to our customers’ data regarding their prospective and current residents, including data compiled by other third-party service providers who collect and store data on behalf of our customers. Federal and state governments and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use and disclosure of such data. Any decrease in the availability of such data from our customers, or other third parties that collect and store such data on behalf of our customers, and the costs of compliance with, and other burdens imposed by, applicable legislative and regulatory initiatives may limit our ability to collect, aggregate or use this data. Any limitations on our ability to collect, aggregate or use such data could reduce demand for certain of our solutions. Additionally, any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy laws, regulations and policies, could result in liability to us or damage to our reputation and could inhibit sales and market acceptance of our solutions and harm our business.
The market for on demand software solutions in the rental housing industry is new and continues to develop, and if it does not develop further or develops more slowly than we expect, our business will be harmed.
The market for on demand software solutions in the rental housing industry delivered via the Internet through a web browser is rapidly growing but still relatively immature compared to the market for traditional on premise software installed on a customer’s local personal computer or server. It is uncertain whether the on demand delivery model will achieve and sustain high levels of demand and market acceptance, making our business and future prospects difficult to evaluate and predict. While our existing customer base has widely accepted this new model, our future success will depend, to a large extent, on the willingness of our potential customers to choose on demand software solutions for business processes that they view as critical. Many of our potential customers have invested substantial effort and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to switch to on demand software solutions. Some businesses may be reluctant or unwilling to use on demand software solutions because they have concerns regarding the risks associated with security capabilities, reliability and availability, among other things, of the on demand delivery model. If potential customers do not consider on demand software solutions to be beneficial, then the market for these solutions may not further develop, or it may develop more slowly than we expect, either of which would adversely affect our operating results.
Economic trends that affect the rental housing market may have a negative effect on our business.
Our customers include a range of organizations whose success is intrinsically linked to the rental housing market. Economic trends that negatively affect the rental housing market may adversely affect our business. The recent downturn in the global economy has caused volatility in the real estate markets, generally, including the rental housing market, and increases in the rates of mortgage defaults and bankruptcy. Continued instability or downturns affecting the rental housing market may have a material adverse effect on our business, prospects, financial condition and results of operations by:
•	reducing the number of occupied sites and units on which we earn revenue;

•	preventing our customers from expanding their businesses and managing new properties;

•	causing our customers to reduce spending on our solutions;

•	subjecting us to increased pricing pressure in order to add new customers and retain existing customers;

•	causing our customers to switch to lower-priced solutions provided by our competitors or internally developed solutions;

•	delaying or preventing our collection of outstanding accounts receivable; and

•	causing payment processing losses related to an increase in customer insolvency.
We may require additional capital to support business growth, and this capital might not be available.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure or acquire businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing secured by us in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges or opportunities could be significantly limited.

Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
On September 3, 2009, we entered into a credit facility with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC) and Comerica Bank. As amended on June 22, 2010, the credit facility provides for borrowings of up to $81.9 million, subject to a borrowing formula, including a revolving facility of up to $10.0 million, with a sublimit of $5.0 million for the issuance of letters of credit on our behalf, and a term loan facility of up to $71.9 million. At September 30, 2010, we had $2.0 million outstanding indebtedness under the revolving facility and approximately $38.7 million of outstanding indebtedness under the term loan facility. Our interest expense in three and nine months ended September 30, 2010 and 2009 for the credit facility was approximately $1.8 million, $4.8 million, $1.1 million and $3.1 million, respectively.
Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts, indebtedness and equity, with excess cash flow and in full upon a change in control, other than in connection with an initial public offering, so long as we complete this offering by December 31, 2010. Reductions of the revolver, voluntary prepayments and mandatory prepayments from the proceeds of indebtedness and equity are each subject to a prepayment premium of 1.0% prior to June 22, 2011, 0.5% on or after June 22, 2011 and prior to June 22, 2012 and 0% thereafter. Such prepayments will be applied first to reduce the term loan, and then to reduce availability under the revolver.
All of our obligations under the loan facility are secured by substantially all of our property. All of our existing and future domestic subsidiaries are required to guaranty our obligations under the credit facility, other than certain immaterial subsidiaries and our payment processing subsidiary, RealPage Payment Processing Services, Inc. Our foreign subsidiaries may, under certain circumstances, be required to guaranty our obligations under the credit facility. Such guarantees by existing and future subsidiaries are and will be secured by substantially all of the property of such subsidiaries.
Our credit facility contains customary covenants, which limit our and certain of our subsidiaries’ ability to, among other things:
•	incur additional indebtedness or guarantee indebtedness of others;

•	create liens on our assets;

•	enter into mergers or consolidations;

•	dispose of assets;

•	prepay indebtedness or make changes to our governing documents and certain of our agreements;

•	pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock;

•	make investments, including acquisitions;

•	enter into transactions with affiliates; and

•	make capital expenditures.

Our credit facility also contains customary affirmative covenants, including, among other things, requirements to: take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permit the assignment of the contract to our lenders; subject in each case to customary exceptions and qualifications. We are also required to comply with a fixed charge coverage ratio, which is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, of 1.225:1.00 for September 30, 2010 and 1.25:1:00 thereafter, and a senior leverage ratio, which is a ratio of the outstanding principal balance of our term loan plus our outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 1.85:1.00 for each period until December 31, 2010, with step-downs until July 31, 2011, when the ratio is set at 1.35:1.00 for such period and thereafter.
The credit facility contains customary events of default, subject to customary cure periods for certain defaults, that include, among others, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, inaccuracy of representations and warranties and a failure to extend the maturity date of certain subordinated debt on or before December 31, 2010 or to repay such debt on terms satisfactory to our lenders.
If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our credit facility. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under our credit facility, or if we fail to comply with the requirements of our indebtedness, we could default under our credit facility. In addition, to date we have obtained waivers under our credit facility, but such waivers were not related to a decline in our cash flow. As a result of our ongoing communications with the lenders under our credit facility, our lenders were aware of the transactions and circumstances leading up to these waivers and we expected to receive their approval with regard to such transactions and circumstances, whether in the form of a consent, waiver, amendment or otherwise. The waivers under the credit facility were in connection with procedural requirements under our credit agreement related to: two acquisition transactions we entered into in September 2009; an update to the credit agreement schedules to include certain arrangements we have in place, and had in place at the time of closing of the credit facility, with our subsidiary that serves as a special purpose vehicle for processing payments, including a guaranty made by us for the benefit of our subsidiary in favor of Wells Fargo Bank; the payment of cash dividends of approximately $16,000 more than the amount agreed to by the lenders; and with respect to our fixed charge coverage ratio as a result of payments approved by our board of directors and discussed with our lenders for a cash dividend paid in December 2009; and for payments on promissory notes held by holders of our preferred stock in connection with a prior declared dividend. While we view each of these as one-time events, and while we were able to successfully negotiate waivers for such defaults and amendments to our credit facility to ensure such events would be in compliance with the terms of the credit facility consistent with our ongoing discussions with our lenders about these events, we may in the future fail to comply with the terms of our credit facility and be unable to negotiate a waiver of any such defaults with our lenders. Any default that is not cured or waived could result in the acceleration of the obligations under the credit facility, an increase in the applicable interest rate under the credit facility and a requirement that our subsidiaries that have guaranteed the credit facility pay the obligations in full, and would permit our lender to exercise remedies with respect to all of the collateral that is securing the credit facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default could have a material adverse effect on our liquidity and financial condition.
Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business. Even if the credit facility were terminated, additional debt we could incur in the future may subject us to similar or additional covenants.
We also have substantial equipment lease obligations, which totaled approximately $0.9 million as of September 30, 2010. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our business, which would substantially impair our ability to provide our solutions and could have a material adverse effect on our liquidity or results of operations.
Assertions by a third party that we infringe its intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses.
The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement, misappropriation, misuse and other violations of intellectual property rights. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed or otherwise misappropriated the intellectual property rights of others. Our technologies may not be able to withstand any third-party claims against their use. Since we currently have no patents, we may not use patent infringement as a defensive strategy in such litigation. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. If such patents are invalidated or circumvented, this may allow existing and potential competitors to develop products and services that are competitive with, or superior to, our solutions.
Many of our customer agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling or settlement related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from purchasing our solutions or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

One of our competitors recently contacted us and expressed its concern that we would inevitably misappropriate its intellectual property if we hosted its applications for our mutual customers in The RealPage Cloud. If this competitor ultimately pursues legal action against us, we believe that we have meritorious defenses to any claims that they may assert against us and would defend them vigorously. However, any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management’s attention and our financial resources. Any such litigation could force us to stop selling, incorporating or using our solutions that include the challenged intellectual property or redesign those solutions that use the technology. In addition, we may have to pay damages if we are found to be in violation of a third party’s rights. We may have to procure a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. We cannot assure you we would be able to develop alternative solutions or, if alternative solutions were developed, that they would perform as required or be accepted in the relevant markets. In some instances, if we are unable to offer non-infringing technology, or obtain a license for such technology, we may be required to refund some or the entire license fee paid for the infringing technology to our customers.
Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.
Any failure to protect and successfully enforce our intellectual property rights could compromise our proprietary technology and impair our brands.
Our success depends significantly on our ability to protect our proprietary rights to the technologies we use in our solutions. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could harm our business. We rely on a combination of copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We currently have no issued patents or pending patent applications and may be unable to obtain patent protection in the future. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, may not be issued in a manner that gives us the protection that we seek and may be successfully challenged by third parties. Unauthorized parties may attempt to copy or otherwise obtain and use the technologies underlying our solutions. Monitoring unauthorized use of our technologies is difficult, and we do not know whether the steps we have taken will prevent unauthorized use of our technology. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who have not incurred the substantial expense, time and effort required to create similar innovative products.
We cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights. If we are unable to secure new marks, maintain already existing marks and enforce the rights to use such marks against unauthorized third-party use, our ability to brand, identify and promote our solutions in the marketplace could be impaired, which could harm our business.
We customarily enter into agreements with our employees, contractors and parties with whom we do business to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, we may be required to release the source code of our software to third parties under certain circumstances. For example, some of our customer agreements provide that if we cease to maintain or support a certain solution without replacing it with a successor solution, then we may be required to release the source code of the software underlying such solution. In addition, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Enforcement of our intellectual property rights also depends on our legal actions being successful against these infringers, but these actions may not be successful, even when our rights have been infringed. Furthermore, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.
Additionally, if we sell our solutions internationally in the future, effective patent, trademark, service mark, copyright and trade secret protection may not be available or as robust in every country in which our solutions are available. As a result, we may not be able to effectively prevent competitors outside the United States from infringing or otherwise misappropriating our intellectual property rights, which could reduce our competitive advantage and ability to compete or otherwise harm our business.

Current and future litigation against us could be costly and time consuming to defend.
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our customers in connection with commercial disputes, claims brought by our customers’ current or prospective residents, including potential class action lawsuits based on asserted statutory or regulatory violations, and employment claims made by our current or former employees. Litigation, regardless of its outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Insurance may not cover such claims, may not be sufficient for one or more such claims and may not continue to be available on terms acceptable to us, or at all. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our operating results.
On June 15, 2009, a prospective resident of one of our customers filed a class action lawsuit styled Minor v. RealPage, Inc. against us in the U.S. District Court for the Central District of California, which was transferred to the United States District Court for the Eastern District of Texas (No. 4:09CV-00439). The plaintiff has alleged two individual claims and three class-based causes of action against us. Individually, the plaintiff alleges that we (i) willfully failed to employ reasonable procedures to ensure the maximum accuracy of our resident screening reports as required by 15 U.S.C. § 1681e(b) and, in the alternative, (ii) negligently (within the meaning of 15 U.S.C. § 1681o(a)) failed to employ reasonable procedures to ensure the maximum accuracy of our resident screening reports, as required by 15 U.S.C. § 1681e(b), in each case stemming from our provision of a report that allegedly included inaccurate criminal conviction information. The plaintiff seeks actual, statutory and punitive damages on her individual claims. In her capacity as the putative class representative, the plaintiff also alleges that we: (i) willfully failed to provide legally mandated disclosures upon a consumer’s request inconsistent with 15 U.S.C. § 1681g; (ii) willfully failed to provide prompt notice of consumers’ disputes to the data furnishers who provided us with the information whose accuracy was in question, as required by 15 U.S.C. § 1681i(a)(2); and (iii) willfully failed to provide prompt notice of consumers’ disputes to the consumer reporting agencies providing us with the information whose accuracy was in question, as required by 15 U.S.C. § 1681i(f). The plaintiff seeks statutory and punitive damages, a declaration that our practices and procedures are in violation of the Fair Credit Reporting Act and attorneys’ fees and costs. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We believe that we have meritorious defenses to the claims in this case and intend to defend it vigorously. See “Legal Proceedings” for further information regarding this claim.
On March 4, 2008, we were named as a defendant in a class action lawsuit styled Taylor, et al. v. Acxiom Corp., et al. filed in the U.S. District Court for the Eastern District of Texas (No. 2:07-CV-00001). Plaintiffs alleged that we obtained and held motor vehicle records in bulk from the State of Texas, an allegedly improper purpose in violation of the federal Driver’s Privacy Protection Act, or the DPPA. In addition, the plaintiffs alleged that we obtained these records for the purpose of re-selling them, another allegedly improper purpose in violation of the DPPA. Plaintiffs further purported to represent a putative class of approximately 20.0 million individuals affected by the defendants’ alleged DPPA violations. They sought statutory damages of $2,500 per each violation of the DPPA, punitive damages and an order requiring defendants to destroy information obtained in violation of the DPPA. In September 2008, the U.S. District Court dismissed plaintiffs’ complaint for failure to state a claim. The plaintiffs subsequently appealed the dismissal to the U.S. Court of Appeals for the Fifth Circuit. In November 2009, the Fifth Circuit heard oral argument on the appeal. In July 2010, the Fifth Circuit affirmed the U.S. District Court’s dismissal. The Plaintiff-Appellants filed a petition for certiorari with the United States Supreme Court on October 15, 2010, seeking review of the Fifth Circuit’s decision. See “Legal Proceedings” for further information regarding this claim.
In March 2010, the District Attorney of Ventura County, California issued an administrative subpoena to us seeking certain information related to our provision of utility billing services in the State of California. A representative of the District Attorney has informed us that the subpoena was issued in connection with a general investigation of industry practices with respect to utility billing in California. Utility billing is subject to regulation by state law and various state administrative agencies, including in California, the California Public Utility Commission, or the CPUC, and the Division of Weights and Measures, or the DWM. We have provided the District Attorney with the information requested in the subpoena. In early September, the District Attorney sent limited, additional, follow-up requests for information. The District Attorney’s office has not initiated an administrative or other enforcement action against us, nor have they asserted any violations of the applicable regulations by us. Given the early stage of this investigation, it is difficult to predict its outcome and whether the District Attorney will pursue an administrative or other enforcement action against us in the State of California and what the result of any such action would be. However, penalties or assessments of violations of regulations promulgated by the CPUC or DWM or other regulators may be calculated on a per occurrence basis. Due to the large number of billing transactions we process for our customers in California, our potential liability in an enforcement action could be significant. If the District Attorney ultimately pursues an administrative or other enforcement action against us, we believe that we have meritorious defenses to the potential claims and would defend them vigorously. However, even if we were successful in defending against such claims, the proceedings could result in significant costs and divert management’s attention. See “Legal Proceedings” for further information regarding this claim.

We could be sued for contract or product liability claims, and such lawsuits may disrupt our business, divert management’s attention and our financial resources or have an adverse effect on our financial results.
We provide warranties to customers of certain of our solutions relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. General errors, defects, inaccuracies or other performance problems in the software applications underlying our solutions or inaccuracies in the data we provide to our customers could result in financial or other damages to our customers. There can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions, in amounts and under terms that we believe are appropriate. There can be no assurance that this coverage will continue to be available on terms acceptable to us, or at all, or in sufficient amounts to cover one or more large product liability claims, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large product liability claims against us that exceeds available insurance coverage, could have a material adverse effect on our business, prospects, financial condition and results of operations.
If we fail to develop our brands cost-effectively, our financial condition and operating results could be harmed.
We market our solutions under discrete brand names. We believe that developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future solutions and is an important element in attracting new customers and retaining our existing customers. Additionally, we believe that developing these brands in a cost-effective manner is critical in meeting our expected margins. In the past, our efforts to build our brands have involved significant expenses and we intend to continue to make expenditures on brand promotion. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands. If we fail to cost-effectively build and maintain our brands, we may fail to attract new customers or retain our existing customers, and our financial condition and results of operations could be harmed.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. Both we and our independent auditors will be testing our internal controls in connection with the audit of our financial statements for the year ending December 31, 2011 and, as part of that testing, may identify areas for further attention and improvement. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.
Changes in, or errors in our interpretations and applications of, financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.
A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices or errors in our interpretations and applications of financial accounting standards or practices may adversely affect our reported financial results or the way in which we conduct our business.
We have and will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
As a public company, we have and will incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities Exchange Commission and The NASDAQ Stock Market LLC. We expect these rules and regulations to increase our legal and financial compliance costs substantially and to make some activities more time-consuming and costly. We also expect that, as a public company, it will be more expensive for us to obtain director and officer liability insurance and that it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

Government regulation of the rental housing industry, including background screening services and utility billing, the Internet and e-commerce is evolving, and changes in regulations or our failure to comply with regulations could harm our operating results.
The rental housing industry is subject to extensive and complex federal, state and local regulations. Our services and solutions must work within the extensive and evolving regulatory requirements applicable to our customers and third-party service providers, including, but not limited to, those under the Fair Credit Reporting Act, the Fair Housing Act, the Deceptive Trade Practices Act, the DPPA, the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Privacy Rules, Safeguards Rule and Consumer Report Information Disposal Rule promulgated by the Federal Trade Commission, or FTC, the regulations of the United States Department of Housing and Urban Development, or HUD, and complex and divergent state and local laws and regulations related to data privacy and security, credit and consumer reporting, deceptive trade practices, discrimination in housing, utility billing and energy and gas consumption. These regulations are complex, change frequently and may become more stringent over time. Although we attempt to structure and adapt our solutions and service offerings to comply with these complex and evolving laws and regulations, we may be found to be in violation. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative and other enforcement actions as well as class action lawsuits. Additionally, many applicable laws and regulations provide for penalties or assessments on a per occurrence basis. Due to the nature of our business, the type of services we provide and the large number of transactions processed by our solutions, our potential liability in an enforcement action or class action lawsuit could be significant. In addition, entities such as HUD and the FTC have the authority to promulgate rules and regulations that may impact our customers and our business. We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our on demand software solutions.
We deliver our on demand software solutions over the Internet and sell and market certain of our solutions over the Internet. As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. Taxation of products or services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of on demand software solutions, which could harm our business and operating results.
Our LeasingDesk insurance business is subject to governmental regulation which could reduce our profitability or limit our growth.
We hold insurance agent licenses from a number of individual state departments of insurance and are subject to state governmental regulation and supervision in connection with the operation of our LeasingDesk insurance business. This state governmental supervision could reduce our profitability or limit the growth of our LeasingDesk insurance business by increasing the costs of regulatory compliance, limiting or restricting the solutions we provide or the methods by which we provide them or subjecting us to the possibility of regulatory actions or proceedings. Our continued ability to maintain these insurance agent licenses in the jurisdictions in which we are licensed depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance agents.
In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of the activities of our LeasingDesk insurance business or otherwise be fined or penalized in a given jurisdiction. No assurances can be given that our LeasingDesk insurance business can continue to be conducted in any given jurisdiction as it has been conducted in the past.
We generate commission revenue from the insurance policies we sell as a registered insurance agent and if insurance premiums decline or if the insureds experience greater than expected losses, our revenues could decline and our operating results could be harmed.
Through our wholly owned subsidiary, Multifamily Internet Ventures LLC, a managing general insurance agency, we generate commission revenue from offering liability and renter’s insurance. Additionally, Multifamily Internet Ventures LLC has recently commenced the sale of additional insurance products, including auto and other personal lines insurance, to residents that buy renter’s insurance from us. These policies are ultimately underwritten by various insurance carriers. Some of the property owners and managers that subscribe to our solution opt to require residents to purchase rental insurance policies and agree to allow Multifamily Internet Ventures LLC to act as the exclusive insurance broker to their property. If demand for residential rental housing declines, property owners and managers may be forced to reduce their rental rates and to stop requiring the purchase of rental insurance in order to reduce the overall cost of renting. If property owners or managers cease to require renter’s insurance, elect to offer policies from competing providers or insurance premiums decline, our revenues from selling insurance policies will be adversely affected.
Additionally, one type of commission paid by insurance carriers to Multifamily Internet Ventures LLC is contingent commission, which is based on claims experienced at the properties for which the residents purchase insurance. In the event that claims by the insureds increase unexpectedly, the contingent commission we typically earn will be adversely affected. As a result, our quarterly operating results could fall below the expectations of analysts or investors, in which event our stock price may decline.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we maintain profitability.
If we are required to collect sales and use taxes on the solutions we sell in additional taxing jurisdictions, we may be subject to liability for past sales and our future sales may decrease.
States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and currently collect and remit sales taxes in taxing jurisdictions where we believe we are required to do so. However, additional state and/or local taxing jurisdictions may seek to impose sales or other tax collection obligations on us, including for past sales. A successful assertion that we should be collecting additional sales or other taxes on our solutions could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or may otherwise harm our business and operating results. This risk is greater with regard to solutions acquired through acquisitions.
We may also become subject to tax audits or similar procedures in jurisdictions where we already collect and remit sales taxes. A successful assertion that we have not collected and remitted taxes at the appropriate levels may also result in substantial tax liabilities for past sales. Liability for past taxes may also include very substantial interest and penalty charges. Our customer contracts provide that our customers must pay all applicable sales and similar taxes. Nevertheless, customers may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on our solutions going forward will effectively increase the cost of such solutions to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.
Changes in our effective tax rate could harm our future operating results.
We are subject to federal and state income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in jurisdictions with differing statutory tax rates, including jurisdictions in which we have completed or may complete acquisitions, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to utilize our net operating losses. Increases in our effective tax rate could harm our operating results.
We rely on our management team and need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
Our success and future growth depend on the skills, working relationships and continued services of our management team. The loss of our Chief Executive Officer or other senior executives could adversely affect our business. Our future success also will depend on our ability to attract, retain and motivate highly skilled software developers, marketing and sales personnel, technical support and product development personnel in the United States and internationally. All of our employees work for us on an at-will basis. Competition for these types of personnel is intense, particularly in the software industry. As a result, we may be unable to attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.
We believe that a strong corporate culture that nurtures core values and philosophies is essential to our long-term success. We call these values and philosophies the “RealPage Promise” and we seek to practice the RealPage Promise in our actions every day. The RealPage Promise embodies our corporate values with respect to customer service, investor communications, employee respect and professional development and management decision-making and leadership. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture which could negatively impact our future success.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds from Public Offering of Common Stock
On August 11, 2010, our registration statement on Form S-1 (File No 333-166397) was declared effective for our initial public offering (the “Offering”). We registered the offering and the sale of an aggregate of 14,145,000 shares of common stock, including 6,000,000 shares of common stock sold by us, 6,300,000 shares of common stock sold by selling stockholders and 1,845,000 shares sold by our existing stockholders pursuant to the underwriters’ exercise of their over-allotment option at a public offering price of $11.00 per share. Credit Suisse and Deutsche Bank Securities were the joint book-running managers and William Blair & Company LLC, JMP Securities LLC, RBC Capital Markets and Pacific Crest Securities LLC were co-managers of the Offering.
The Offering commenced on August 17, 2010 and terminated on August 25, 2010 following the sale of all securities registered under the registration statement. We received $57.7 million in net proceeds from the Offering after deducting underwriting discounts of $4.6 million and estimated offering expenses of $3.7 million. We did not receive any proceeds from the sale of shares by the selling stockholders who raised approximately $83.3 million in net proceeds after deducting underwriting discounts of $6.3 million. As a result of our repayment of unsecured subordinated promissory notes issued to certain of our preferred stockholders and our payment of accumulated and unpaid dividends on our Series A, Series A-1 and Series B convertible preferred stock with a portion of the proceeds of the Offering as described below, certain of our directors, officers (or their associates) and certain persons owning ten percent or more of any class of our equity securities received a portion of the net proceeds from the Offering. All offering expenses were paid directly to others.
There has been no material change in the planned use of proceeds from the Offering as described in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the U.S. Securities Exchange Commission (“SEC”) on August 12, 2010 (“Prospectus”). In August 2010, we used $10.0 million of the net proceeds from the Offering to repay our secured promissory notes plus accrued interest and other fees of $0.4 million. In addition, we paid the $6.5 million balance on our unsecured promissory notes issued to preferred stockholders and accrued interest of $0.9 million and a cash dividend of $0.7 million. We also paid the $7.6 million outstanding balance and accrued interest under the revolving line of credit. In November 2010, we used $24.0 million of the net proceeds of the Offering to pay a portion of the purchase price for our acquisition of Level One. We generally intend to use our remaining net proceeds from the Offering for working capital and general corporate purposes. We may also use a portion of the net proceeds received by us from the Offering for the future acquisition of, or investment in, businesses, products or technologies that enhance or add new services or additional functionality to our solutions, further solidify our market position or allow us to offer complementary products, services or technologies which we believe will further enhance our competitive position. Pending use of the proceeds from the Offering, we intend to invest the remaining proceeds in short-term, interest-bearing investment grade securities.
Item 5. Other Information
On November 3, 2010, we acquired the assets of Level One pursuant to an Asset Purchase Agreement among us, RP NewCo LLC, IAS Holdings, LLC, Level One, LLC, L1 Technology, LLC, L1 Land, LLC, L1 Holdings, Inc., Todd W. Baldree, Calvin D. Long, II and Benjamin Holbrook. The purchase price of Level One was approximately $62.0 million, which included a cash payment of $54.0 million at closing and a payment of up to $8.0 million due and payable eighteen months after the closing, which payment may be paid in cash or the issuance of shares of our common stock at our election.
In connection with the acquisition of Level One, we entered into a Registration Rights Agreement dated November 3, 2010 among us, IAS Holdings, LLC, Level One, LLC, L1 Technology, LLC, L1 Land, LLC, L1 Holdings, Inc., Todd W. Baldree, Calvin D. Long, II and Benjamin Holbrook. Under the terms of the Registration Rights Agreement, in the event that we elect to issue shares of our common stock in payment of any portion of the purchase price that is due and payable eighteen months after the closing, we shall use reasonable efforts to cause a registration statement to be filed with the SEC with respect to such shares of common stock no later than 30 days following the issuance of such shares. If we are eligible, such registration statement will be on Form S-3 or a successor form. In addition, if we propose to register any of our securities for sale to the public for our own account or the account of any of our security holders within the 180-day period following the eighteen month anniversary of the closing date of the Level One acquisition, the holders of the shares of common stock issued in payment of any portion of the purchase price of such acquisition shall be entitled to include their shares in the registration subject to certain exceptions relating to employee benefit plans and mergers and acquisitions. If we do not issue shares of our common stock in payment of any portion of the purchase price for the Level One acquisition, the Registration Rights Agreement will terminate on the date that the purchase price has been paid in full.
On September 30, 2010, we entered into a Seventh Amendment to Credit Agreement with Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, pursuant to which the definition of “Fixed Charges” set forth in the Credit Agreement among us and the lenders, dated September 3, 2009, as amended, was amended to exclude our payment of accrued dividends in connection with the conversion of our outstanding preferred stock, repayment of notes we issued in payment of previously declared dividends and repayment of our secured subordinated indebtedness, which payments and repayments were made with proceeds of our initial public offering with the prior written consent of the lenders.

On November 3, 2010, we entered into a Consent and Eighth Amendment to Credit Agreement with Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank. Pursuant to the Consent and Eighth Amendment, the lenders, among other things, consented to the the Level One acquisition on the terms set forth in the Asset Purchase Agreement, increased the maximum allowable “Senior Leverage Ratio” under the Credit Agreement, amended the definition of “Permitted Indebtedness” in the Credit Agreement to permit amounts payable in the future pursuant to the Asset Purchase Agreement and consented to the Level One acquisition being a “Permitted Acquisition” under, and as defined, in the Credit Agreement.
Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2010

RealPage, Inc.

By:	/s/ Timothy J. Barker

Timothy J. Barker
Chief Financial Officer and Treasurer
EXHIBIT INDEX

Exhibit
Number	Description

2.1**
Asset Purchase Agreement among the Registrant, RP Newco LLC, IAS Holdings, LLC, Level One, LLC, L1 Technology, LLC, L1 Land, LLC, L1 Holdings, Inc., Todd W. Baldree, Calvin D. Long, II and Benjamin Holbrook, dated November 3, 2010

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

4.2(4)	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000

4.3(4)	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008

4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010

10.1(5)	2010 Equity Incentive Plan

10.2(6)	Forms of agreements under the 2010 Equity Incentive Plan

10.3	Seventh Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated September 30, 2010

10.4**	Consent and Eighth Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated November 3, 2010

10.5	Employment Agreement 409A Addendum between the Registrant and Stephen T. Winn, dated November 5, 2010

10.6	Employment Agreement 409A Addendum between the Registrant and Timothy J. Barker, dated November 5, 2010

Exhibit
Number	Description

10.7	Employment Agreement 409A Addendum between the Registrant and Ashley Chaffin Glover, dated November 5, 2010

10.8	Employment Agreement 409A Addendum between the Registrant and Dirk Wakeham, dated November 5, 2010

10.9	Employment Agreement 409A Addendum between the Registrant and Margot Lebenberg, dated November 5, 2010

10.10	Employment Agreement 409A Addendum between the Registrant and Jason Lindwall, dated November 5, 2010

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(2)	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(3)	Incorporated by reference to the same numbered exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(4)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on April 29, 2010.

(5)	Incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(6)	Incorporated by reference to Exhibits 4.6, 4.7, 4.8 and 4.9 to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-168878) filed on August 17, 2010.

*	Furnished herewith

**
The schedules and exhibits to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule and exhibit to the Securities and Exchange Commission upon request.