Form 10-K
period 2010-12-31
REALPAGE INC
filed 2011-02-28
CIK 1286225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34846
RealPage, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2788861
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4000 International Parkway Carrollton, Texas	75007-1951
(Address of principal executive offices)	(Zip Code)
(972) 820-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the Registrant’s common stock was not publicly traded.
On February 16, 2011, 68,731,387 and 68,511,178 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its fiscal 2010 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this report are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” or “would” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this document in greater detail under the heading “Risk Factors.” We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors” included in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in “Risk Factors” and elsewhere in this report could harm our business.
Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this document completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.	Business
Company Overview
RealPage, Inc., a Delaware corporation, and its subsidiaries, (the “Company” or “we” or “us”) is a leading provider of on demand software solutions for the rental housing industry. Our broad range of property management solutions enables owners and managers of single-family and a wide variety of multi-family rental property types to manage their marketing, pricing, screening, leasing, accounting, purchasing and other property operations. Our on demand software solutions are delivered through an integrated software platform that provides a single point of access and a shared repository of prospect, resident and property data. By integrating and streamlining a wide range of complex processes and interactions among the rental housing ecosystem of owners, managers, prospects, residents and service providers, our platform helps optimize the property management process and improves the experience for all of these constituents.
Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of December 31, 2010, over 6,900 customers used one or more of our on demand software solutions to help manage the operations of approximately 6.1 million rental housing units. Our customers include nine of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2010 by the National Multi Housing Council, based on number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $188.3 million, $140.9 million and $112.6 million at December 31, 2010, 2009 and 2008, respectively. In the same periods, we had operating income (loss) of approximately $6.3 million, $6.9 million and $(0.4) million, respectively, and net income (loss) of approximately $0.1 million, $28.4 million and $(3.2) million, respectively. Net income for 2009 included a discrete tax benefit of approximately $26.0 million as a result of a reduction of our net deferred tax assets valuation allowance.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 15 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base.
On July 22, 2010, the board of directors approved an amended and restated certificate of incorporation that effected a reverse stock split of every two outstanding shares of preferred stock and common stock into one share of preferred stock or common stock, respectively. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, restricted stock, convertible preferred stock, and warrants for common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on July 23, 2010.
On August 11, 2010, our registration statement on Form S-1 (File No 333-166397) relating to our initial public offering was declared effective by the Securities and Exchange Commission (SEC). We sold 6,000,000 shares of common stock in our initial public offering. Our common stock began trading on August 12, 2010 on the NASDAQ Global Select Stock Market under the symbol “RP,” and the offering closed on August 17, 2010. Upon closing of our initial public offering, all outstanding shares of our convertible preferred stock, including a portion of accrued but unpaid dividends on our outstanding shares of Series A, Series A1 and Series B convertible preferred stock, were converted into 29,567,952 shares of common stock.
On December 6, 2010, our registration statement on Form S-1 (File No 333-170667) relating to a public stock offering was declared effective by the SEC. We sold an additional 4,000,000 shares of common stock in the offering. The offering closed on December 10, 2010.

Industry Overview
The rental housing market is large, growing and complex.
The rental housing market is large and characterized by challenging and location-specific operating requirements, diverse industry participants, significant mobility among residents and a variety of property types, including single-family and a wide range of multi-family property types, including conventional, affordable, privatized military, student and senior housing. According to the U.S. Census Bureau American Housing Survey for the United States, there were 39.7 million rental housing units in the United States in 2009. The U.S. Census Bureau divides the rental housing market into the following categories:

Number of
Property Size	Estimated Units
(in millions)
Single-family properties
1 unit	14.5
2-4 units	7.8
Multi-family properties
5-9 units	5.3
10-49 units	8.4
50 or more units	3.7

Total Rental Units	39.7

Based on U.S. Census Bureau data and our own estimates, we believe that the overall size of the U.S. rental housing market, including rent, utilities and insurance, exceeds $300 billion annually. We estimate that the total addressable market for our current on demand software solutions is approximately $5.6 billion per year. This estimate assumes that each of the 39.7 million rental units in the United States has the potential to generate annually a range of approximately $100 in revenue per unit for single-family units to approximately $240 in revenue per unit for conventional multi-family units. We base this potential revenue assumption on our review of the purchasing patterns of our existing customers with respect to our on demand software solutions, the on demand software solutions currently utilized by our existing customers, the number of units our customers manage with these solutions and our current pricing for on demand software solutions. Furthermore, the U.S. rental housing market has recently benefited from a number of significant trends, including decreased home ownership resulting in additional renter households and tougher mortgage lending standards reducing first-time home purchases and contributing to lower rates of renter attrition as renters choose to remain in rental units.
Rental property management spans both the resident lifecycle and the operations of a property.
The resident lifecycle can be separated into four key stages: prospect, applicant, residency and post-residency. Each stage has unique requirements, and a property owner’s or manager’s ability to effectively address these requirements can significantly impact revenue and profitability.
In addition to managing the resident lifecycle, property owners and managers must also manage the operations of their properties. Critical components of property operations include materials and service provider procurement, insurance and risk mitigation, utility and energy management, information technology and telecommunications management, accounting, expense tracking and management, document management, security, staff hiring and training, staff performance measurement and management and marketing.
Managing the resident lifecycle and the operations of a property involves several different constituents, including property owners and managers, prospects, residents and service providers. Property owners can include single-property owners, multi-property owners, national residential apartment syndicators that may own thousands of units through a variety of investment funds and real estate investment trusts, or REITs. Property managers often are responsible for a large number of properties that can range from single-family units to large apartment communities. Property owners and managers also need to manage a variety of service providers, including utilities, insurance providers, video, voice and data providers and maintenance and capital goods suppliers. Managing these diverse relationships, combined with frequent resident turnover and regulatory and compliance requirements, can make the operations of even a small portfolio of rental properties complex. Challenges are compounded for owners and managers responsible for a large portfolio of geographically dispersed properties, which require overseeing potentially hundreds of thousands of individual rental processes.

Legacy information technology solutions designed to manage the rental housing property management process are inadequate.
During the 1970’s and 1980’s, the rental housing market was highly fragmented and regionally organized. During this period, the first property management systems and software solutions emerged to help property owners and managers with basic accounting and record keeping functions. These solutions provided limited functionality and scalability and often were not tailored to the specific needs of rental housing property owners and managers.
Beginning in the mid 1990’s, the rental housing market began to consolidate and large, nationally focused and publicly financed companies emerged, which aggregated significant numbers of units. The rise of national real estate portfolio managers, many of them accountable to public shareholders, created a need for more sophisticated and scalable property management systems that included a centralized database and were designed to optimize and automate multiple business processes within the resident lifecycle and property operations. Despite increasing market demands, the available solutions continued to be insufficient to fully address the complex requirements of rental housing property owners and managers, which moved beyond basic accounting and record keeping functions to also include value-added services such as Internet marketing, applicant screening, billing solutions and analytics for pricing and yield optimization.
To address their complex and evolving requirements, many rental housing property owners and managers have historically implemented a myriad of single point solutions and/or internally developed solutions to manage their properties. These solutions can be expensive to implement and maintain and often lack integrated functionality to help owners and managers increase rental revenue or reduce costs. In addition, many rental housing property owners and managers still rely on paper or spreadsheet-based approaches, which are typically time intensive and prone to human error or internal mismanagement. We believe these historical solutions are inadequate because they:
•	require significant customization to implement, which frequently inhibits upgrading to new versions or platforms in a timely manner;

•	require information technology, or IT, resources to support integration points between property management systems and disparate value-added services;

•	require IT resources to implement and maintain data security, data integrity, performance and business continuity solutions;

•	lack scalability and flexibility to account for the expansion or contraction of a property portfolio;

•	lack robust marketing and tracking capabilities for converting prospects to residents;

•	lack effective spend management capabilities for controlling property management costs;

•	lack comprehensive analytics for pricing and yield optimization;

•	lack workflow level integration;

•	do not provide owners and managers with visibility into overall property performance; and

•	cannot be easily updated to meet new regulations and compliance requirements.
On demand software solutions are well suited to meet the rental housing market’s needs.
The ubiquitous nature of the Internet, widespread broadband adoption and improved network reliability and security has enabled the deployment and delivery of business-critical applications over the Internet. The on demand delivery model is substantially more cost-effective than traditional on premise software solutions that generally have higher deployment and support costs and require the customer to purchase and maintain the associated servers, storage, networks, security and disaster recovery solutions.

The RealPage Solution
We provide a platform of on demand software solutions that integrates and streamlines rental property management business functions. Our solutions enable owners and managers of single-family and a wide variety of multi-family rental property types, including conventional, affordable, privatized military, student and senior housing, to manage their marketing, pricing, screening, leasing, accounting, purchasing and other property operations. These functions have traditionally been addressed by individual, disparate applications. Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized business processes. Our solutions contribute to a more efficient property management process and an improved experience for all of the constituents involved in the rental housing ecosystem, including owners, managers, prospects, residents and service providers.
Benefits to Our Customers
We believe the benefits of our solutions for our customers include the following:
Increased revenues. Our solutions enable our customers to increase their revenues by improving their sales and marketing effectiveness, optimizing their pricing and occupancy and improving collection of rental payments, utility expenses, late fees and other charges.
Reduced operating costs. Our solutions help our customers reduce costs by streamlining and automating many ongoing property management functions, centralizing and controlling purchasing by on-site personnel and transferring costs from the site to more efficient centrally managed operations. Our on demand delivery model also reduces owners’ and managers’ operating costs by eliminating their need to own and support the applications or associated hardware infrastructure. In addition, our integrated solutions consolidate the initial implementation and training costs and ongoing support associated with multiple applications that each provide only components of the functionality provided by our solutions. This is particularly important for property owners and managers who want to reduce enterprise-class IT infrastructure, support and staff training.
Improved quality of service for residents and prospects. Our solutions improve the level of service that property owners and managers provide to residents and prospects by enabling many transactions to be completed online, expediting the processing of rental applications, maintenance service requests and payments and increasing the frequency and quality of communication with residents and prospects, providing higher resident satisfaction and increased differentiation from competing properties that do not use our solutions.
Streamlined and simplified property management business processes. Our on demand platform provides integrated solutions for managing a wide variety of property management processes that have traditionally been managed manually or through separate applications. Our solutions utilize common authentication that enables data sharing and workflow automation of certain business processes, thereby eliminating redundant data entry and simplifying many recurring tasks. The efficiency of our solutions allows onsite and corporate personnel to utilize their time more effectively and to focus on the strategic priorities of the business. We also make extensive use of online training courseware and our solutions are designed to be usable by new employees almost immediately after their hiring, addressing an acute need of the multi-family industry in which employee turnover is high.
Ability to integrate third-party products and services. Our open architecture and application framework facilitate the integration of third-party applications and services into our solutions. This enables property managers to conduct these business functions through the same system that they already use for many of their other tasks and to leverage the same repository of prospect, resident and property data that supports our solutions.
Increased visibility into property performance. Our integrated platform and common data repository enable owners and managers to gain a comprehensive view of the operational and financial performance of each of their properties. Our solutions provide a library of standard reports, dashboards, scorecards and alerts, and we also provide interfaces to several widely used report writers and business intelligence tools. In addition, our on demand delivery model makes it possible to deliver benchmark data aggregated across more than 13,500 properties, factor rental payment history into applicant screening processes and create more accurate supply/demand models and statistically based price elasticity models to improve price optimization.
Simple implementation and support. Our solutions include pre-configured extensions that meet the specific needs of a variety of property types and can be easily tailored by our customers to meet more specific requirements of their properties and business processes. We strive to minimize the need for professional consulting services to implement our solutions and train personnel.
Improved scalability. We host our solutions for our customers, thereby reducing or eliminating our customers’ costs associated with expanding or contracting IT infrastructure as their property portfolios evolve. We also bear the risk of technological obsolescence because we own and manage our data center infrastructure and are continually upgrading it to newer generations of technology without any incremental cost to our customers.

Competitive Strengths of our Solutions
The competitive strengths of our solutions are as follows:
Integrated on demand software platform based on a common data repository. Our solutions are delivered through an integrated on demand software platform that provides a single point of access via the Internet with a common repository of prospect, resident and property data, which permits our solutions to access requested data through offline data transfer or in real-time.
Large and growing ecosystem of property owners, managers, prospects, residents and service providers. Through December 31, 2010, we have established a customer base of over 6,900 customers who use one or more of our on demand software solutions to help manage the operations of approximately 6.1 million rental housing units. Our customers include nine of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2010 by the National Multi Housing Council, based on number of units managed. Our solutions automate and streamline many of the recurring transactions and interactions among this large and expanding ecosystem of property owners and managers, prospects, residents and service providers, including prospect inquiries, applications, monthly rent payments and service requests. As the number of constituents of our ecosystem increases, the volume of data in our common data repository and its value to the constituents of our ecosystem grows.
Comprehensive platform of on demand software solutions for property management. Our on demand property management systems and integrated software-enabled value-added services provide what we believe to be the broadest range of on demand capabilities for managing the resident lifecycle and core operational processes for residential property management. Our software-enabled value-added services provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities that collectively enable our customers to manage every stage of the resident lifecycle. In addition, we offer shared cloud services, including reporting, payment, document management and training functionality that are common to all of our product families. These comprehensive solutions enable us to address the needs of a wide range of property owners and managers across a broad range of rental housing property types.
Deep rental housing industry expertise. We have been serving the rental housing industry exclusively for over 10 years and our 25 most senior management team members have an average of approximately 16 years experience in the rental housing industry. We design our solutions based on our extensive rental housing industry expertise, insight into industry trends and developments and property management best practices that help our customers simplify the challenges of owning and managing rental properties.
Open cloud computing architecture. Our cloud computing architecture enables our solutions to interface with our customers’ existing systems and allows our customers to outsource the management of third-party business applications. This open architecture enables our customers to buy our solutions incrementally while continuing to use existing third-party solutions, allowing us to shorten sales cycles and increase adoption of our solutions within our target market.
Our Strategy
We intend to leverage the breadth of our solutions and industry presence to solidify our position as a leading provider of on demand software solutions to the rental housing industry. The key elements of our strategy to accomplish this objective are as follows:
Acquire new customers. We intend to actively pursue new customer relationships with property owners and managers that do not currently use our solutions. In addition to marketing our core property management systems, we will also seek to sell our software-enabled value-added services to customers of other third-party property management systems by utilizing our open architecture to facilitate integration of our solutions with those systems.
Increase the adoption of additional solutions within our existing customer base. Many of our customers rely on our property management systems to manage their daily operations and track all of their critical prospect, resident and property information. Additionally, some of our customers utilize our software-enabled value-added services to complement third-party ERP systems. We have continually introduced new software-enabled value-added services to complement our property management systems and marketed our on demand property management systems to our customers who are utilizing third-party ERP systems. We believe that the penetration of our on demand software solutions to date has been modest and that there exists significant potential for additional on demand revenue from sales of our on demand software solutions to our customer base. We have significant opportunities to further leverage the critical role that our solutions play in our customers’ operations by increasing the adoption of our on demand property management systems and software-enabled value-added services within our existing customer base, and we intend to actively focus on up-selling and cross-selling our solutions to our customers.

Add new solutions to our platform. We believe that we offer the most comprehensive platform of on demand software solutions for the rental housing industry. The breadth of our platform enables our customers to control many aspects of the residential rental property management process. We have a unique opportunity to add new capabilities that further enhance our platform, and we intend to continue developing and introducing new solutions to sell to both new and existing customers. These solutions may include localized solutions to support our customers as they grow their international operations. We also intend to develop new relationships with third-party application providers that can use our open architecture to offer additional product and service capabilities to their customers through the use of our platform.
Pursue acquisitions of complementary businesses, products and technologies. Since March 2005, we have completed 15 acquisitions that have enabled us to expand our platform, enter into new rental property markets and expand our customer base. We intend to continue to selectively evaluate opportunities to acquire businesses and technologies that may help us accomplish these and other strategic objectives.
Products and Services
Our platform consists of our property management systems and five families of software-enabled value-added services. Our software-enabled value-added services provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities that collectively enable our customers to manage the stages of the resident lifecycle. Each of our property management systems and our software-enabled value-added services include multiple product centers that provide distinct capabilities and can be licensed separately or as a bundled package. Each product center is integrated with a central repository of prospect, resident and property data.
Our platform also includes a set of shared cloud services, including reporting, payment, document management and training functionality that are common to all of our product families. Third-party applications can access our property management systems using our RealExchange platform.
Our platform is designed to serve as a single system of record for all of the constituents of the rental housing ecosystem, including owners, managers, prospects, residents and service providers, and to support the entire resident lifecycle, from prospect to applicant to residency to post-residency. Common authentication, work flow and user experience across product families enables each of these constituents to access different applications as appropriate for their role.
We offer different versions of our platform for different types of properties. For example, our platform supports the specific and distinct requirements of:
•	conventional single-family properties (four units or less);
•	conventional multi-family properties (five or more units);
•	affordable Housing and Urban Development, or HUD, properties;
•	affordable tax credit properties;
•	privatized military housing;
•	student housing; and
•	senior living.

Property Management Systems
Our property management systems are typically referred to as Enterprise Resource Planning, or ERP, systems. These solutions manage core property management business processes, including leasing, accounting, purchasing and facilities management, and include a central database of prospect, applicant, resident and property information that is accessible in real time by our other solutions. Our property management systems also interface with most popular general ledger accounting systems through our RealExchange platform. This makes it possible for customers to deploy our solutions using our accounting system or a third-party accounting system.
OneSite
OneSite is our flagship on demand property management system for multi-family properties. OneSite includes 10 individual product centers. Six versions of OneSite are tailored to the specific needs of conventional multi-family, affordable HUD, affordable tax credit, privatized military housing, student housing and senior living properties.

Product Center	Key Functionality
OneSite Leasing & Rents	Prospects, generates, presents and records price quotations, generates lease documents, schedules move-ins and posts financial transactions to the resident ledger for both new residents and renewal of existing resident leases. Six versions support the unique needs of our target residential rental markets.

OneSite Facilities	Manages asset warranties, service requests and unit turnovers so that when a resident moves out, the resident ledger is automatically updated with any damages to be incorporated into the resident’s final account statement.

OneSite Purchasing	Manages work orders and procurement activities and calculates operating budget variances.

OneSite Accounting	Provides back-office general ledger, accounts payable and cash management functions. We license OneSite Accounting from a third-party accounting software provider and have modified it to meet the needs of the rental housing industry.

OneSite Budgeting	Enables owners and managers to budget property performance and transfer budgets into the general ledger.

Propertyware
Propertyware is our on demand property management system for single-family properties and small, centrally managed multi-family properties. Propertyware consists of four product centers including accounting, maintenance and work order management, marketing spend management and portal services. In addition, we offer our screening and payment solutions through our Propertyware brand to single-family and small centrally managed multi-family properties.
Other Property Management Systems
We also offer six additional on premise property management systems — RentRoll, HUDManager, Tenant Pro, Spectra, i-CAM, and Management Plus. RentRoll serves small conventional apartment communities. HUDManager serves small HUD, Rural Housing Services and tax credit subsidized apartment communities. Tenant Pro serves the needs of small conventional properties. Spectra is a conventional apartment and commercial modular property management system that serves both the U.S. and the Canadian markets. i-CAM and Management Plus property management software automates and streamlines rental activities for affordable housing.
Most of our RentRoll and HUDManager on premise customers have migrated to our on demand property management systems. Four of our additional on premise property management systems — Tenant Pro, Spectra, i-CAM and Management Plus — were acquired in February 2010. Over time, we expect many customers of these on premise property management systems to migrate to our on demand OneSite or Propertyware systems; however, we will continue to support our on premise property management systems for the foreseeable future and integrate our software-enabled value-added services into them.
Collectively, our on premise property management systems represented 4.5% of our total revenue in 2010 and we expect that our on premise property management systems, including the revenue attributable to the on premise property management systems that we acquired in February 2010, will represent less than 5% of our total revenue in 2011.
Software-Enabled Value-Added Services
In addition to property management systems, we offer software-enabled value-added services consisting of five product families and 24 product centers that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. Our software-enabled value-added services are tightly integrated with our OneSite property management system, and we are actively integrating them with our other property management systems.
CrossFire (Sales & Marketing Systems)
The CrossFire product family is usually referred to as a customer relationship management, or CRM, system. It includes product centers that manage marketing and leasing operations and enable owners and managers to originate, capture, track, manage and close more leads.

Product Center	Key Functionality
CrossFire Content Management System	Provides a central repository of property marketing and listing content, including descriptions, photos, video or animated tours, floor plans and site plans.

CrossFire Contact Center (1)	Provides call and email routing technology and agent staffing on a permanent or overflow basis to answer phone calls and emails from prospects or residents.

CrossFire Lead2Lease	Provides phone and Internet lead tracking and lead management services integrated with popular property management systems.

CrossFire Leasing Portal	Enables owners and managers to create customized property websites with rich content and search capabilities, including transaction widgets for checking availability, generating a price quote, applying for residency, leasing an apartment online and paying rent and deposits online.

CrossFire PropertyLinkOnline	Provides a syndication service that pushes property content to search engines, Internet listing services and classified listing websites.

Product Center	Key Functionality
CrossFire Resident Portal	Provides a portal that enables residents to view community events, enter or check the status of service requests, review statements, pay rent online and renew leases.

CrossFire Studio	Provides advertising and marketing planning services through a talented team of multi-family marketing experts including advertising placement and performance evaluation, leasing and renewal campaign design and marketing consulting services.

(1)
In November 2010, we acquired substantially all of the assets of Level One, a leading on demand apartment leasing center in the United States. We plan to integrate Level One with our CrossFire product family and to continue the Level One brand.

YieldStar (Asset Optimization Systems)
Rental housing property rents have traditionally been set by owners and managers based on their knowledge of the market and other intangible or intuitive criteria. YieldStar is a scientific yield management system, similar to those used in the airline and hotel industries, that enables owners and managers to optimize rents to achieve the overall highest yield, or combination of rent and occupancy, at each property.

Product Center	Key Functionality
YieldStar Price Optimizer	Uses current customer and market data and statistically derived supply/demand forecasts and price elasticity models to calculate and present optimal prices for each rental unit.

YieldStar Pricing Advisory Services	Offers outsourced pricing management advisory services for owners and managers who want to utilize Price Optimizer without incurring the costs to staff and support it in-house.

M/PF Research	Provides multi-family housing market research through a well-established and trusted name in multi-family market intelligence. The M/PF Research database includes monthly and quarterly information on occupancy and rents for approximately 39,925 rental housing properties in the United States representing 321 defined metropolitan statistical areas as of December 2010.

LeasingDesk (Risk Mitigation Systems)
LeasingDesk risk mitigation systems enable rental housing property owners and managers to reduce delinquency, liability and property damage risk.

Product Center	Key Functionality
LeasingDesk Screening	Evaluates an applicant’s credit using a scoring model calibrated to predict resident default and payment behavior by leveraging our proprietary database of resident rental payment history generated from our property management systems.

Criminal Background Services	Ascertains if a prospective resident has committed a crime or been evicted from a previous apartment by accessing databases that are aggregated from third-party data providers.

Credit Optimizer	Allows owners and managers to optimize credit thresholds based on occupancy levels and adjust deposit and rent amounts based on the default risk of the resident in a yield neutral manner.

LeasingDesk Insurance Services	Offers liability and renter’s insurance. Liability policies protect owners and managers against financial loss due to resident-caused damage, while renter’s insurance provides additional coverage for resident personal belongings in the event of loss.
Velocity (Billing and Utility Management Services)
Velocity offers a complete range of billing and utility management services.

Product Center	Key Functionality
Convergent Billing Services	Provides automated monthly invoicing services enabling owners and managers to increase collections by sending each resident a monthly invoice that combines rent, small balances and utility charges onto a single invoice.

Energy Recovery Services	Provides automated utility billing services to enable owners and managers to detect and collect utility costs that are the residents’ responsibility.

Infrastructure Services	Provides contractor services to install electric, gas and water meters in apartment communities through three individual product centers. Velocity also provides consulting services to assist owners and managers in implementing and managing energy, media, data and telecom services at their communities.
OpsTechnology (Spend Management Systems)
OpsTechnology offers spend management systems that enable owners and managers to better control costs.

Product Center	Key Functionality
OpsBuyer	Integrates purchase orders, onsite accounts payable, automated workflow approval (including mobile approvals), budget and spend limit control, centralized expense reporting tools and document management through our on demand spend management tool.

OpsMarket	Enables owners and managers to create private marketplaces to manage the transactions between their properties and their preferred suppliers and service providers through our on demand eProcurement solution.

OpsInvoice	Provides an on demand invoice management solution that centralizes the processing of both electronic and paper invoices across the owner’s or manager’s portfolio.

OpsAdvantage	Offers a catalog of negotiated discounts for selected vendors across several major purchasing categories for owners and managers that are too small to negotiate volume discounts.

OpsBid	Provides an on demand procurement system used primarily for larger capital and rehab related purchases that are not ordered regularly.

Shared Cloud Services
We offer shared cloud services that are tightly integrated with our property management systems and software-enabled valued added services.

Cloud Services	Key Functionality
Portfolio Reporting	Aggregates the data from our other solutions and third-party applications and gives owners and managers access to business critical reports and actionable analytical information about the performance of their properties.

Document Management	Provides storage, retrieval, security, and archiving of all documents and forms associated with a property management company’s business processes and procedures.

Payment Processing	Enables owners and managers to collect rent and other payments electronically from residents through check, money order, automated clearing house, or ACH, or credit/debit card.

Online Learning	Allows owners and managers to train geographically dispersed employees in a cost-effective and timely fashion, and allows employees to complete their coursework at their convenience.
The RealPage Cloud
We operate a robust application infrastructure, marketed to our customers as The RealPage Cloud, which supports the delivery of our solutions and also allows owners and managers to outsource portions of their IT operations. The RealPage Cloud operates over redundant 10GBPS dedicated fiber links connecting data centers containing hundreds of servers and multiple storage area networks. This architecture makes it possible to expand the data center incrementally with little or no disruption as more users or additional applications are added. The RealPage Cloud consists of more than 1,400 virtual servers, 360 physical servers and approximately 760 terabytes of data. The RealPage Cloud processes an average of approximately 16 million transactions per day and, at peak times, supports approximately 79,000 unique users.
The RealPage Cloud is based on an open architecture that enables third-party applications to access OneSite and other applications hosted in the RealPage Cloud through our RealPage Exchange Platform that provides access to more than 100 different public and private web services and XML gateways that are used to import and export data through third party Application Program Interfaces (APIs) and process hundreds of thousands of transactions per day. RealPage Exchange also enables our cloud services to access and interface with third-party property management systems as well as our software-enabled value-added services.
In addition, our system is designed to replicate data into a Universal Data Store, or UDS, each day. Access to UDS is enabled through an access layer called UDS Direct, which enables customers to build portfolio reports, dashboards and alerts using any Open Database Connectivity or Java Database Connectivity compliant report writer tool such as Microsoft Excel, Microsoft Access, Microsoft SQL Server Reporting Service or Crystal Reports. UDS is also transmitted to a number of our larger customers each night to feed portfolio reporting systems that they have built internally.
As of December 31, 2010, we employed approximately 60 professionals who are responsible for maintaining data security, integrity, availability, performance and business continuity in our cloud computing facilities. We annually conduct two major audits of our cloud computing infrastructure, including SAS 70 Type II and Payment Card Industry, or PCI, audits. In addition, certain customers conduct separate business continuity audits of their own.
In addition to our production data centers, we manage a separate development and quality assurance testing facility used to control the pre-production testing required before each new release of our on demand software. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution.
Professional Services
We have developed repeatable, cost-effective consulting and implementation services to assist our customers in taking advantage of the capabilities enabled by our platform. Our consulting and implementation methodology leverages the nature of our on demand software architecture, the industry-specific expertise of our professional services employees and the design of our platform to simplify and expedite the implementation process. Our consulting and implementation services include project and application management procedures, business process evaluation, business model development and data conversion. Our consulting teams work closely with customers to ensure the smooth transition and operation of our systems.

We also offer a variety of training programs through our Online Learning Services for training administrators and onsite property managers on the use of our solutions and on current issues in the property management industry. Training options include regularly hosted classroom and online instruction (through our online learning courseware) as well as online seminars, or webinars. We also enable our customers to integrate their own training content with our content to deliver an integrated and customized training program for their on-site property managers.
Product Support
We offer product support services that provide our customers with assistance from our product support professionals by phone or email in resolving issues with our solutions. We offer three product support options: Standard, Frontline and Platinum. The Standard option includes product support during business hours. The Frontline option includes the features of the Standard option plus escalation to senior support representatives. The Platinum option includes the features of the Frontline option plus emergency product support on Saturdays and a designated senior product support liaison. Technology support is also available for consultations on firewalls, communications, security measures (including virus alerts), workstation configuration and disaster recovery options.
We also sponsor the RealPage User Group to facilitate communications between us and our community of users. The RealPage User Group is governed by a steering committee of our customers, which consists of two elected positions and subcommittee chairs, each representing a RealPage product center or group of product centers.
Product Development
We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product testing and quality assurance testing, improving core technology and strengthening our technological expertise in the rental housing industry. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution. As of December 31, 2010, our product development group consisted of 264 employees in North America and 65 employees located in Hyderabad, India. Product development expense totaled $36.9 million, $27.4 million and $28.8 million for 2010, 2009 and 2008, respectively.
Sales and Marketing
We sell our software and services through our direct sales organization. As of December 31, 2010, we employed 116 sales representatives and sales engineers comprising our sales force. We organize our sales force by geographic region and divided into teams based on the size of our prospective customers and property type. This focus provides a higher level of service and understanding of our customers’ unique needs. Our typical sales cycle with a prospective customer begins with the generation of a sales lead through Internet marketing, tele-sales efforts, trade shows or other means of referral. The sales lead is followed by an assessment of the customer’s requirements, sales presentations and product demonstrations. Our sales cycle can vary substantially from customer to customer, but typically requires three to six months for larger customers and one to six weeks for smaller customers.
In addition to new customer sales, we sell additional solutions and consulting services to our existing customers to help them more efficiently and effectively manage their properties as the rental housing market evolves and competitive conditions change.
We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target property management company executives, technology professionals and senior business leaders. Our marketing team focuses on the unique needs of customers within our target markets. Our marketing programs include the following activities:
•	field marketing events for customers and prospects;
•	participation in, and sponsorship of, user conferences, trade shows and industry events;
•	customer programs, including user meetings and our online customer community;
•	online marketing activities, including email campaigns, online advertising, web campaigns, webinars and use of social media, including blogging, Facebook, and Twitter;
•	public relations; and
•	use of our website to provide product and company information, as well as learning opportunities for potential customers.

We host our annual user conference where customers both participate in and deliver a variety of programs designed to help accelerate business performance through the use of our integrated platform of solutions. The conferences feature a variety of customer speakers, panelists and presentations focused on businesses of all sizes. The event also brings together our customers, technology vendors, service providers and other key participants in the rental housing industry to exchange ideas and best practices for improving business performance. Attendees gain insight into our product plans and participate in interactive sessions that give them the opportunity to provide input into new features and functionality.
Strategic Relationships
We maintain relationships with a variety of technology vendors and service providers to enhance the capabilities of our integrated platform of solutions. This approach allows us to expand our platform and customer base and to enter new markets. We have established the following types of strategic relationships:
Technology Vendors
We have relationships with a number of leading technology companies whose products we integrate into our platform or offer to complement our solutions. The cooperative relationships with our software and hardware technology partners allow us to build, optimize and deliver a broad range of solutions to our customers.
Service Providers
We have relationships with a number of service providers that offer complementary services that integrate into our platform and address key requirements of rental property owners and managers, including credit card and ACH services, transaction processing capabilities and insurance underwriting services.
Customers
We are committed to developing long-term customer relationships and working closely with our customers to configure our solutions to meet the evolving needs of the rental housing industry. Our customers include REITs, leading property management companies, fee managers, regionally based owner operators and service providers. As of December 31, 2010, we had over 6,900 customers who used one or more of our on demand software solutions to help manage the operations of approximately 6.1 million rental housing units. Our customers include nine of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2010 by the National Multi Housing Council, based on number of units managed. For the years ended December 31, 2010, 2009 and 2008, no one customer accounted for more than 5% of our revenue.
See Note 2 of the Notes to Consolidated Financial Statements for the year ended December 31, 2010 for further information regarding measurement of our international revenue and location of our long-lived assets.
Competition
We face competition primarily from point solution providers including traditional software vendors and other on demand software providers. To a lesser extent, we also compete with internally developed and maintained solutions. Our competitors vary depending on our solution. Our current principal competitors include:
•
in the multi-family ERP market, AMSI Property Management (owned by Infor Global Solutions, Inc.), MRI Software LLC and Yardi Systems, Inc. and, in the single-family ERP market, AppFolio, Inc. and DIY Real Estate Solutions (recently acquired by Yardi Systems, Inc.);

•
in the applicant screening market, ChoicePoint Inc. (a subsidiary of Reed Elsevier Group plc), CoreLogic, Inc (formerly First Advantage Corporation, an affiliate of the First American Corporation), TransUnion Rental Screening Solutions, Inc. (a subsidiary of TransUnion LLC) and Yardi Systems, Inc. (following its recent acquisition of RentGrow Inc., an applicant screening provider), On-Site.com and many other smaller regional and local screening companies;

•
in the insurance market, Assurant, Inc., Bader Company, CoreLogic, Inc. and a number of national insurance underwriters (including GEICO Corporation, The Allstate Corporation, State Farm Fire and Casualty Company, Farmers Insurance Exchange, Nationwide Mutual Insurance Company and United Services Automobile Association) that market renters insurance;

•
in the CRM market, contact center and call tracking service providers Call Source Inc., Yardi Systems, Inc. (which recently announced its intention to build a call center) and numerous regional and local call centers, lead tracking solution providers Call Source, Inc. Lead Tracking Solutions (a division of O.C. Concepts, Inc.) and Who’s Calling, Inc., content syndication providers Realty DataTrust Corporation, RentSentinel.com (owned by Yield Technologies, Inc.), RentEngine (owned by MyNewPlace.com), rentbits.com, Inc. and companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions International, Inc., Spherexx.com, Yardi Systems, Inc., Internet listing sources and many other smaller web portal designers;

•
in the utility billing market, American Utility Management, Inc., Conservice, LLC, ista North America, Inc., NWP Services Corporation, Yardi Systems, Inc. (following its recent acquisition of Energy Billing Systems, Inc.) and many other smaller regional or local utilities;

•	in the revenue management market, PROS Holdings, Inc., The Rainmaker Group, Inc. and Yardi Systems, Inc.;
•	in the spend management market, SiteStuff, Inc. (owned by Yardi Systems, Inc.), AvidXchange, Inc., Nexus Systems, Inc., Oracle Corporation; and
•
in the payment processing space, Chase Paymentech Solutions, LLC (a subsidiary of JPMorgan Chase & Co.), First Data Corporation, Fiserv, Inc., MoneyGram International, Inc., NWP Services Corporation, Property Solutions International, Inc., RentPayment.com (a subsidiary of Yapstone, Inc.), Yardi Systems, Inc. and a number of national banking institutions.

The principal competitive factors in our industry include total cost of ownership, level of integration with property management systems, ease of implementation, product functionality and scope, performance, security, scalability and reliability of service, brand and reputation, sales and marketing capabilities and financial resources of the provider. We believe that we compete favorably with our competitors on the basis of these factors. We also believe that none of our more significant competitors currently offer a more comprehensive or integrated on demand software solution. However, some of our existing competitors have greater name recognition, longer operating histories, larger installed customer bases, larger sales and marketing budgets, as well as greater financial, technical and other resources.
Intellectual Property
We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have no issued patents or pending patent applications. In the future, we may file patent applications, but patents may not be issued with respect to these patent applications, or if patents are issued, they may not provide us with any competitive advantages, may not be issued in a manner that gives us the protection that we seek and may be successfully challenged by third parties.
We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe on our intellectual property. The enforcement of our intellectual property rights also depends on any legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed.
Furthermore, effective patent, trademark, trade dress, copyright and trade secret protection may not be available in every country in which our solutions are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

Employees
As of December 31, 2010, we had approximately 1,759 employees. We added over 400 new employees in November 2010 in connection with our acquisition of the assets of Level One. We consider our current relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement.
Available Information
We maintain an internet website under the name www.realpage.com. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC.
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents with the SEC under the Securities Exchange Act, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers, including RealPage, Inc., that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov. Information contained on, or connect to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

Item 1A.	Risk Factors
Risks Related to Our Business
Our quarterly operating results have fluctuated in the past and may fluctuate in the future, which could cause our stock price to decline.
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results may be due to a number of factors, including the risks and uncertainties discussed elsewhere in this filing. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:
•	the extent to which on demand software solutions maintain current and achieve broader market acceptance;
•	our ability to timely introduce enhancements to our existing solutions and new solutions;
•	our ability to increase sales to existing customers and attract new customers;
•	changes in our pricing policies or those of our competitors;
•	the variable nature of our sales and implementation cycles;
•	general economic, industry and market conditions in the rental housing industry that impact the financial condition of our current and potential customers;
•	the amount and timing of our investment in research and development activities;
•	technical difficulties, service interruptions, data or document losses or security breaches;
•	our ability to hire and retain qualified key personnel, including the rate of expansion of our sales force;
•
changes in the legal, regulatory or compliance environment related to the rental housing industry, including without limitation fair credit reporting, payment processing, privacy, utility billing, insurance, the Internet and e-commerce;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;
•	the timing of revenue and expenses related to recent and potential acquisitions or dispositions of businesses or technologies;
•	our ability to integrate acquisition operations in a cost-effective and timely manner;
•	litigation and settlement costs, including unforeseen costs;
•	public company reporting requirements; and
•	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of subscription revenue or accounting for mergers and acquisitions.
Fluctuations in our quarterly operating results or guidance that we provide may lead analysts to change their long-term model for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price to decline. As a result of the potential variations in our quarterly revenue and operating results, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and the results of any one quarter should not be relied upon as an indication of future performance.

We have a history of operating losses and may not maintain profitability in the future.
We have not been consistently profitable on a quarterly or annual basis. Although we have net income for the year ended December 31, 2010 and 2009, we experienced net losses of $3.2 million and $3.1 million in 2008 and 2007, respectively. Net income for 2009 included a discrete tax benefit of approximately $27.0 million as a result of our net deferred tax assets valuation allowance. As of December 31, 2010, our accumulated deficit was $89.7 million. While we have experienced significant growth over recent quarters, we may not be able to sustain or increase our growth or profitability in the future. We expect to make significant future expenditures related to the development and expansion of our business. As a result of increased general and administrative expenses due to the additional operational and reporting costs associated with being a public company, we will need to generate and sustain increased revenue to achieve future profitability expectations. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this filing. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.
If we are unable to manage the growth of our diverse and complex operations, our financial performance may suffer.
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 532 as of December 31, 2006 to 1,759 as of December 31, 2010 which includes our 400 new employees in connection with the November 2010 acquisition of the assets of Level One. We increased our number of on demand customers from 1,469 as of December 31, 2006 to 6,922 as of December 31, 2010. We increased the number of on demand product centers that we offer from 20 as of December 31, 2006 to 42 as of December 31, 2010. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:
•	successfully supporting and maintaining a broad range of solutions;
•	maintaining continuity in our senior management and key personnel;
•	attracting, retaining, training and motivating our employees, particularly technical, customer service and sales personnel;
•	enhancing our financial and accounting systems and controls;
•	enhancing our information technology infrastructure, processes and controls; and
•	managing expanded operations in geographically dispersed locations.
If we do not manage the size, complexity and diverse nature of our business effectively, we could experience product performance issues, delayed software releases and longer response times for assisting our customers with implementation of our solutions and could lack adequate resources to support our customers on an ongoing basis, any of which could adversely affect our reputation in the market and our ability to generate revenue from new or existing customers.
The nature of our platform is complex and highly integrated, and if we fail to successfully manage releases or integrate new solutions, it could harm our revenues, operating income and reputation.
We manage a complex platform of solutions that consists of our property management systems and integrated software-enabled value-added services. Many of our solutions include a large number of product centers that are highly integrated and require interoperability with other RealPage products, as well as products and services of third-party service providers. Additionally, we typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution. Due to this complexity and the condensed development cycles under which we operate, we may experience errors in our software, corruption or loss of our data or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our customers, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.

Our business depends substantially on customers renewing and expanding their subscriptions for our solutions and any increase in customer cancellations or decline in customer renewals or expansions would harm our future operating results.
We generally license our solutions pursuant to customer agreements with a term of one year. Our customers have no obligation to renew these agreements after their term expires, or to renew these agreements at the same or higher annual contract value. In addition, under specific circumstances, our customers have the right to cancel their customer agreements before they expire, for example, in the event of an uncured breach by us, or in some circumstances, by paying a cancellation fee. In addition, customers often purchase a higher level of professional services in the initial term than they do in renewal terms to ensure successful activation. As a result, our ability to grow is dependent in part on customers purchasing additional solutions or professional services after the initial term of their customer agreement. Though we maintain and analyze historical data with respect to rates of customer renewals, upgrades and expansions, those rates may not accurately predict future trends in customer renewals. Our customers’ renewal rates may decline or fluctuate for a number of reasons, including, but not limited to, their level of satisfaction with our solutions, our pricing, our competitors’ pricing, reductions in our customers’ spending levels or reductions in the number of units managed by our customers. If our customers cancel their agreements with us during their term, do not renew their agreements, renew on less favorable terms or do not purchase additional solutions or professional services in renewal periods, our revenue may grow more slowly than expected or decline and our profitability may be harmed.
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
Our revenue growth is dependent on our ability to continually attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our solutions may be inhibited and we may be unable to sustain growth in our customer base for a number of reasons, including, but not limited to:
•	our failure to develop new or additional solutions:
•	our inability to market our solutions in a cost-effective manner to new customers or in new vertical or geographic markets;
•	our inability to expand our sales to existing customers;
•	our inability to build and promote our brand; and
•	perceived security, integrity, reliability, quality or compatibility problems with our solutions.

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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisition of the assets of Level One in November 2010. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:
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
•
our responsibility for the liabilities of the businesses we acquire, including, without limitation, liabilities arising out of their failure to maintain effective data security, data integrity and privacy controls prior to the acquisition;

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
The ability of our customers to access our service is critical to our business. We currently serve a majority of our customers from a primary data center located in Carrollton, Texas. We also maintain a secondary data center in downtown Dallas, Texas, approximately 20 miles from our primary data center. Services of our most recent acquisitions are provided from data centers located in South Carolina, Texas and Winnipeg, Canada, many of which are operated by third party data vendors. It is our intent to migrate all data services to our primary and secondary data centers in Carrollton and Dallas. Until this migration is complete, we have no assurances that the policies and procedures in place at our Carrollton and Dallas data centers will be followed at data centers operated by third party vendors. Any event resulting in extended interruption or delay in our customers’ access to our services or their data could harm our operating results. There can be no certainty that the measures we have taken to eliminate single points of failure in the primary and secondary data centers will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:
•	extended power loss;
•	telecommunications failures from multiple telecommunication providers;
•	natural disaster or an act of terrorism;
•	software and hardware errors, or failures in our own systems or in other systems;
•	network environment disruptions such as computer viruses, hacking and similar problems in our own systems and in other systems;
•	theft and vandalism of equipment;
•	actions or events arising from human error; and
•	actions or events caused by or related to third parties.
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
We attempt to mitigate these risks at our data centers through various business continuity efforts, including redundant infrastructure, 24 x 7 x 365 system activity monitoring, backup and recovery procedures, use of a secure off-site storage facility for backup media, separate test systems and change management and system security measures, but our precautions may not protect against all potential problems. Our secondary data center is equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support the solutions we provide in the event of the interruption of services at our primary data center. Even with this secondary data center, however, our operations would be interrupted during the transition process should our primary data center experience a failure. Moreover, both our primary and secondary data centers are located in the greater metropolitan Dallas area. As a result, any regional disaster could affect both data centers and result in a material disruption of our services.

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
Disruptions at our data centers could cause disruptions in our services and data or document loss or corruption. This could damage our reputation, cause us to issue credits to customers, subject us to potential liability or costs related to defending against claims or cause customers to terminate or elect not to renew their agreements, any of which could negatively impact our revenues.
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
We face competition primarily from point solution providers, including traditional software vendors, application service providers, or ASPs, and other software as a service, or SaaS, providers. Our competitors vary depending on our product and service. Our principal competitors in the multi-tenant enterprise resource planning, or ERP, market are AMSI Property Management (owned by Infor Global Solutions, Inc.), MRI Software LLC and Yardi Systems, Inc. These competitors offer both software and ASP delivery platforms. In the last 12 months Yardi Systems, Inc. has expanded into other competitive areas through smaller acquisitions and internally developed systems. In the single-family market, our ERP systems compete primarily with AppFolio, Inc., DIY Real Estate Solutions (recently acquired by Yardi Systems, Inc.), Property Boss Solutions and Rent Manager (owned by London Computer Systems, Inc.).
We offer a number of software-enabled value-added services that compete with a disparate and large group of competitors. In the applicant screening market, our principal competitors are ChoicePoint Inc. (a subsidiary of Reed Elsevier Group plc), CoreLogic, Inc. (formerly First Advantage Corporation, an affiliate of The First American Corporation), TransUnion Rental Screening Solutions, Inc. (a subsidiary of TransUnion LLC), Yardi Systems, Inc. (following its recent acquisition of RentGrow Inc., an applicant screening provider), On-Site.com and many other smaller regional and local screening companies. In the insurance market, our principal competitors are Assurant, Inc., Bader Company, CoreLogic, Inc. and a number of national insurance underwriters (including GEICO Corporation, The Allstate Corporation, State Farm Fire and Casualty Company, Farmers Insurance Exchange, Nationwide Mutual Insurance Company and United Services Automobile Association) that market renters insurance. There are many smaller screening and insurance providers in the risk mitigation area that we encounter less frequently, but they nevertheless present a competitive presence in the market.

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
We integrate our software-enabled value-added services with competitive ERP applications for some of our customers. Our application infrastructure, marketed to our customers as The RealPage Cloud, is based on an open architecture that enables third-party applications to access and interface with applications hosted in The RealPage Cloud through our RealPage Exchange platform. Likewise, through this platform our RealPage Cloud services are able to access and interface with other third-party applications, including third-party property management systems. We also provide services to assist in the implementation, training, support and hosting with respect to the integration of some of our competitors’ applications with our solutions. We sometimes rely on the cooperation of our competitors to implement solutions for our customers. However, frequently our reliance on the cooperation of our competitors can result in delays in integration. There is no assurance that our competitors, even if contractually obligated to do so, will continue to cooperate with us or will not prospectively alter their obligations to do so. We also occasionally develop interfaces between our software-enabled value-added services and competitor ERP systems without their cooperation or consent. There is no assurance that our competitors will not alter their applications in ways that inhibit integration or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications.

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage and DC Consulting, Inc. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation and unfair competition. The plaintiff alleges, among other things, that unnamed RealPage personnel used unauthorized passwords to wrongfully gain access to and download confidential, trade secret, and copyrighted information related to Yardi products from Yardi’s computer system. In its prayer for relief, Yardi Systems seeks various remedies including unspecified damages and injunctive relief. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case vigorously. However, even if we were successful in defending against such claims, the proceedings could result in significant costs and divert our management’s attention. Prior to filing this lawsuit, Yardi Systems, Inc. contacted us and certain of our customers and expressed concerns about our hosting such competitor’s applications in The RealPage Cloud and our performance of certain consulting services. We believe that we are lawfully hosting and accessing Yardi Systems, Inc.’s applications in The RealPage Cloud solely for purposes authorized by our customers and within our customers’ contractual rights. However, if Yardi Systems, Inc. or other competitors do not continue to cooperate with us, alter their applications in ways that inhibit or restrict the integration of our solutions or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications and we are not able to find alternative ways to integrate our solutions with our competitors’ applications, our business would be harmed. Yardi Systems has also expressed its concern that we may misappropriate its intellectual property by hosting its applications for our mutual customers in The RealPage Cloud.
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
Our success depends, in part, on our ability to process high volumes of customer data and enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain an office in Hyderabad, India where we employ development and data processing personnel. We believe that performing these activities in Hyderabad increases the efficiency and decreases the costs of our development and data processing efforts. However, managing and staffing international operations requires management’s attention and financial resources. The level of cost-savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Additionally, if we experience problems with our workforce or facilities in Hyderabad, our business could be harmed due to delays in product release schedules or data processing services.
We rely on third-party technologies and services that may be difficult to replace or that could cause errors, failures or disruptions of our service, any of which could harm our business.
We rely on a number of third-party providers, including, but not limited to, computer hardware and software vendors and database providers, to deliver our solutions. We currently utilize equipment, software and services from Avaya Inc., Cisco Systems, Inc., Compellent Technologies, Inc., Dell Inc., EMC Corporation, Microsoft Corporation, Oracle Corporation and salesforce.com, inc., as well as many other smaller providers. Our OneSite Accounting service relies on a SaaS-based accounting system developed and maintained by a third-party service provider. We host this application in our data centers and provide supplemental development resources to extend this accounting system to meet the unique requirements of the rental housing industry. Our shared cloud portfolio reporting service will utilize software licensed from IBM. We expect to utilize additional service providers as we expand our platform. Although the third-party technologies and services that we currently require are commercially available, such technologies and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these technologies or services could result in delays in the provisioning of our solutions until alternative technology is either developed by us, or, if available, is identified, obtained and integrated, and such delays could harm our business. It also may be time consuming and costly to enter into new relationships. Additionally, any errors or defects in the third-party technologies we utilize or delays or interruptions in the third-party services we rely on could result in errors, failures or disruptions of our services, which also could harm our business.

We depend upon third-party service providers for important payment processing functions. If these third-party service providers do not fulfill their contractual obligations or choose to discontinue their services, our business and operations could be disrupted and our operating results would be harmed.
We rely on several large payment processing organizations to enable us to provide payment processing services to our customers, including electronic funds transfers, or EFT, check services, bank card authorization, data capture, settlement and merchant accounting services and access to various reporting tools. These organizations include Bank of America Merchant Services, Paymentech, LLC, Jack Henry & Associates, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo, N.A. We also rely on third-party hardware manufacturers to manufacture the check scanning hardware our customers utilize to process transactions. Some of these organizations and service providers are competitors who also directly or indirectly sell payment processing services to customers in competition with us. With respect to these organizations and service providers, we have significantly less control over the systems and processes than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these organizations and service providers. Accordingly, the failure of these organizations and service providers to renew their contracts with us or fulfill their contractual obligations and perform satisfactorily could result in significant disruptions to our operations and adversely affect operating results. In addition, businesses that we have acquired, or may acquire in the future, typically rely on other payment processing service providers. We may encounter difficulty converting payment processing services from these service providers to our payment processing platform. If we are required to find an alternative source for performing these functions, we may have to expend significant money, time and other resources to develop or obtain an alternative, and if developing or obtaining an alternative is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to customers or meet their expectations, with the attendant potential for liability claims, damage to our reputation, loss of ability to attract or maintain customers and reduction of our revenue or profits.
We face a number of risks in our payment processing business that could result in a reduction in our revenues and profits.
In connection with our payment processing services, we collect resident funds and subsequently remit these resident funds to our customers after varying holding periods. These funds are settled through our sponsor bank, and in the case of EFT, our Originating Depository Financial Institution, or ODFI. Currently, we rely on Wells Fargo, N.A. and JPMorgan Chase Bank, N.A. as our sponsor banks. In the future, we expect to enter into similar sponsor bank relationships with one or more other national banking institutions. The custodial balances that we hold for our customers at our sponsor bank are identified in our consolidated balance sheets as restricted cash and the corresponding liability for these custodial balances is identified as customer deposits. Our payment processing business and related maintenance of custodial accounts subjects us to a number of risks, including, but not limited to:
•	liability for customer costs related to disputed or fraudulent merchant transactions if those costs exceed the amount of the customer reserves we have established to make such payments;
•	limits on the amount of custodial balances that any single ODFI will underwrite;
•	reliance on bank sponsors and card payment processors and other service providers to process bank card transactions;
•	failure by us or our bank sponsors to adhere to applicable laws and regulatory requirements or the standards of the credit card associations;
•	incidences of fraud or a security breach or our failure to comply with required external audit standards; and
•	our inability to increase our fees at times when credit card associations increase their merchant transaction processing fees.
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
The solutions we provide involve the collection, storage and transmission of confidential personal and proprietary information regarding our customers and our customers’ current and prospective residents. Specifically, we collect, store and transmit a variety of customer data including, but not limited to, the demographic information and payment histories of our customers’ prospective and current residents. Additionally, we collect and transmit sensitive financial data such as credit card and bank account information. If our data security or data integrity measures are breached as a result of third-party actions or fail due to any employees’ or contractors’ errors or malfeasance or otherwise, and someone obtains unauthorized access to this information or the data is otherwise compromised, we could incur significant liability to our customers and to their prospective or current residents or significant fines and sanctions by processing networks or governmental bodies, any of which could result in harm to our business and damage to our reputation.

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
There can be no certainty that the measures we have taken to protect the privacy and integrity of our customers’ and their current or prospective residents’ data are adequate to prevent or remedy unauthorized access to our system. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Experienced computer programmers seeking to intrude or cause harm, or hackers, may attempt to penetrate our service infrastructure from time to time. Although we have not experienced any material security breaches to date, a hacker who is able to penetrate our service infrastructure could misappropriate proprietary or confidential information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to remedy, problems caused by hackers, and we may not have a timely remedy against a hacker who is able to penetrate our service infrastructure. In addition to purposeful breaches, the inadvertent transmission of computer viruses could expose us to security risks. If an actual or perceived breach of our security occurs or if our customers and potential customers perceive vulnerabilities, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.
If we are unable to cost-effectively scale or adapt our existing architecture to accommodate increased traffic, technological advances or changing customer requirements, our operating results could be harmed.
As we continue to increase our customer base, the number of users accessing our on demand software solutions over the Internet will continue to increase. Increased traffic could result in slow access speeds and response times. Since our customer agreements typically include service availability commitments, slow speeds or our failure to accommodate increased traffic could result in breaches of our customer agreements. In addition, the market for our solutions is characterized by rapid technological advances and changes in customer requirements. In order to accommodate increased traffic and respond to technological advances and evolving customer requirements, we expect that we will be required to make future investments in our network architecture. If we do not implement future upgrades to our network architecture cost-effectively, or if we experience prolonged delays or unforeseen difficulties in connection with upgrading our network architecture, our service quality may suffer and our operating results could be harmed.
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
On September 3, 2009, we entered into a credit facility with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC) and Comerica Bank. As amended on February 23, 2011, the credit facility provides for borrowings of up to $103.0 million, subject to a borrowing formula, including a revolving facility of up to $37.0 million, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf, and a term loan facility of up to $66.0 million. In November 2010, we borrowed $30.0 million on our delayed draw term loans to facilitate our acquisition of Level One. At December 31, 2010, we had approximately $66.0 million of outstanding indebtedness under the term loan facility. Our interest expense in 2010 and 2009 for the credit facility was approximately $2.5 million and $0.9 million, respectively.

Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts, indebtedness and equity, with excess cash flow and in full upon a change in control. Reductions of the revolver, voluntary prepayments and mandatory prepayments from the proceeds of indebtedness and equity are each subject to a prepayment premium of 1.0% prior to June 22, 2011, 0.5% on or after June 22, 2011 and prior to June 22, 2012 and 0% thereafter. Such prepayments will be applied first to reduce the term loan, and then to reduce availability under the revolver.
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
Our credit facility also contains customary affirmative covenants, including, among other things, requirements to: take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permit the assignment of the contract to our lenders; subject in each case to customary exceptions and qualifications. We are also required to comply with a fixed charge coverage ratio, which is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, of 1.25:1:00 for each 12-month period ending at the end of a fiscal quarter thereafter, and a senior leverage ratio, which is a ratio of the outstanding principal balance of our term loan plus our outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 1.85:1.00 for each period from July 31, 2010 until October 31, 2010, then 2.35:1.00 for each period until December 31, 2010, then 2.75:1.00 for each fiscal quarter thereafter.
The credit facility contains customary events of default, subject to customary cure periods for certain defaults, that include, among others, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, inaccuracy of representations and warranties and a failure to meet certain liquidity thresholds both before and after we make cash payments for earnouts and holdbacks in connection with acquisition transactions.
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
We also have equipment lease obligations, which totaled approximately $0.6 million as of December 31, 2010. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our business, which would substantially impair our ability to provide our solutions and could have a material adverse effect on our liquidity or results of operations.
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
One of our competitors, Yardi Systems, Inc., contacted us and certain of our customers and expressed its concern that we may misappropriate its intellectual property by hosting its applications for our mutual customers in The RealPage Cloud. On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage and DC Consulting, Inc. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation and unfair competition. The plaintiff alleges, among other things, that unnamed RealPage personnel used unauthorized passwords to wrongfully gain access to and download confidential, trade secret, and copyrighted information related to Yardi products from Yardi’s computer system. In its prayer for relief, Yardi Systems seeks various remedies including unspecified damages and injunctive relief. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case vigorously. However, even if we were successful in defending against such claims, the proceedings could result in significant costs and divert our management’s attention. The Yardi Systems litigation or other similar litigation could force us to stop selling, incorporating or using our solutions that include the challenged intellectual property or redesign those solutions that use the technology. In addition, we may have to pay damages if we are found to be in violation of a third party’s rights. We may have to procure a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. There is no assurance that we would be able to develop alternative solutions or, if alternative solutions were developed, that they would perform as required or be accepted in the relevant markets. In some instances, if we are unable to offer non-infringing technology, or obtain a license for such technology, we may be required to refund some or the entire license fee paid for the infringing technology by our customers.
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
We customarily enter into agreements with our employees, contractors and certain parties with whom we do business to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, we may be required to release the source code of our software to third parties under certain circumstances. For example, some of our customer agreements provide that if we cease to maintain or support a certain solution without replacing it with a successor solution, then we may be required to release the source code of the software underlying such solution. In addition, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Enforcement of our intellectual property rights also depends on our legal actions being successful against these infringers, but these actions may not be successful, even when our rights have been infringed. Furthermore, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.
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

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage and DC Consulting, Inc. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation and unfair competition. The plaintiff alleges, among other things, that unnamed RealPage personnel used unauthorized passwords to wrongfully gain access to and download confidential, trade secret, and copyrighted information related to Yardi products from Yardi’s computer system. In its prayer for relief, Yardi Systems seeks various remedies including unspecified damages and injunctive relief. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case vigorously. However, even if we were successful in defending against such claims, the proceedings could result in significant costs and divert our management’s attention.
On June 15, 2009, a prospective resident of one of our customers filed a class action lawsuit styled Minor v. RealPage, Inc. against us in the U.S. District Court for the Central District of California. By the parties’ mutual stipulation in August 2009, the action was transferred to the U.S. District Court for the Eastern District of Texas (No. 4:09CV-00439). The plaintiff has alleged two individual claims and three class-based causes of action against us. Individually, the plaintiff alleges that we (i) willfully failed to employ reasonable procedures to ensure the maximum accuracy of our resident screening reports as required by 15 U.S.C. § 1681e(b) and, in the alternative, (ii) negligently (within the meaning of 15 U.S.C. § 1681o(a)) failed to employ reasonable procedures to ensure the maximum accuracy of our resident screening reports, as required by 15 U.S.C. § 1681e(b), in each case stemming from our provision of a report that allegedly included inaccurate criminal conviction information. The plaintiff seeks actual, statutory and punitive damages on her individual claims. In her capacity as the putative class representative, the plaintiff also alleges that we: (i) willfully failed to provide legally mandated disclosures upon a consumer’s request inconsistent with 15 U.S.C. § 1681g; (ii) willfully failed to provide prompt notice of consumers’ disputes to the data furnishers who provided us with the information whose accuracy was in question, as required by 15 U.S.C. §§ 1681i(a)(2); and (iii) willfully failed to provide prompt notice of consumers’ disputes to the consumer reporting agencies providing us with the information whose accuracy was in question, as required by 15 U.S.C. § 1681i(f). The plaintiff sought certification of three separate classes in connection with these claims. The plaintiff also sought statutory and punitive damages, a declaration that our practices and procedures were in violation of the Fair Credit Reporting Act and attorneys’ fees and costs. The parties achieved a resolution of both Angela Minor’s individual claims, on November 29, 2010, as well as the class-based claims at approximately the same time. Plaintiff filed her Motion for Preliminary Approval, including the previously executed Settlement Agreement, with the U.S. District Court for the Eastern District of Texas on January 6, 2011.
In January 2007, plaintiffs filed five separate but nearly identical class action lawsuits in the U.S. District Court for the Eastern District of Texas against more than 100 defendants. We were named as a defendant in one of those actions, Taylor, et al. v. Safeway, Inc., et al. (No. 2:07-CV-00017). On March 4, 2008, the Court consolidated these actions with the lead case, Taylor, et al. v. Acxiom Corp., et al. (No. 2:07-CV-00001). In their operative pleading, plaintiffs alleged that we obtained and held motor vehicle records in bulk from the State of Texas, an allegedly improper purpose in violation of the federal Driver’s Privacy Protection Act, or the DPPA. In addition, the plaintiffs alleged that we obtained these records for the purpose of re-selling them, another allegedly improper purpose in violation of the DPPA. Plaintiffs further purported to represent a putative class of approximately 20.0 million individuals affected by the defendants’ alleged DPPA violations. They sought statutory damages of $2,500 per each violation of the DPPA, punitive damages and an order requiring defendants to destroy information obtained in violation of the DPPA. In September 2008, the U.S. District Court dismissed plaintiffs’ complaint for failure to state a claim. The plaintiffs subsequently appealed the dismissal to the U.S. Court of Appeals for the Fifth Circuit. The primary issue on appeal is whether plaintiffs alleged any injury-in-fact that would give them standing to bring their claims. Predicate issues include whether obtaining and merely holding data states a claim under the DPPA, and whether re-selling data likewise states an actionable claim. In November 2009, the Fifth Circuit heard oral argument on the appeal. In July 2010, the Fifth Circuit affirmed the U.S. District Court’s dismissal. The Plaintiff-Appellants filed a petition for certiorari with the United States Supreme Court on October 12, 2010, seeking review of the Fifth Circuit’s decision, and we received service of the petition on October 15, 2010. The Supreme Court of the United States denied Taylor’s petition for certiorari on January 10, 2011.

In March 2010, the District Attorney of Ventura County, California issued an administrative subpoena to us seeking certain information related to our provision of utility billing services in the State of California. A representative of the District Attorney has informed us that the subpoena was issued in connection with a general investigation of industry practices with respect to utility billing in California. Utility billing is subject to regulation by state law and various state administrative agencies, including, in California, the California Public Utility Commission, or the CPUC, and the Division of Weights and Measures, or the DWM. We have provided the District Attorney with the information requested in the subpoena. In late August 2010, we received limited, follow-up requests for information to which we have responded. The District Attorney’s office has not initiated an administrative or other enforcement action against us, nor have they asserted any violations of the applicable regulations by us. Given the early stage of this investigation, it is difficult to predict its outcome and whether the District Attorney will pursue an administrative or other enforcement action against us in the State of California and what the result of any such action would be. However, penalties or assessments of violations of regulations promulgated by the CPUC or DWM or other regulators may be calculated on a per occurrence basis. Due to the large number of billing transactions we process for our customers in California, our potential liability in an enforcement action could be significant. If the District Attorney ultimately pursues an administrative or other enforcement action against us, we believe that we have meritorious defenses to the potential claims and would defend them vigorously. However, even if we were successful in defending against such claims, the proceedings could result in significant costs and divert management’s attention.
On November 17, 2010, a prospective resident of a Level One customer named us as a defendant in a class action lawsuit styled Cohorst v. BRE Properties, Inc., et al. filed in the Superior Court of the State of California, San Diego County, North County Division. The plaintiff alleges that the defendants, pursuant to an alleged practice of monitoring and recording all inbound and outbound telephone calls, monitored and recorded a telephone conversation with the plaintiff without the plaintiff’s knowledge and consent, when the plaintiff responded to an advertisement for an apartment for rent. The putative class consists of all persons in California whose inbound or outbound telephone conversations were monitored, recorded, eavesdropped upon and/or wiretapped by the defendants without their consent during the four-year period commencing on November 12, 2006. The plaintiff alleges four class-based causes of action consisting of (i) invasion of privacy in violation of California Penal Code § 630, et seq.; (ii) common law invasion of privacy; (iii) negligence; and (iv) unlawful, fraudulent and unfair business acts and practices in violation of California Business & Professions Code § 17200, et seq. The plaintiff seeks statutory damages of at least $5,000 per violation; disgorgement and restitution of any ill-gotten gains; general, special, exemplary and punitive damages; injunctive relief; attorneys’ fees; costs of the suit and prejudgment interest. The Plaintiff voluntarily dismissed RealPage on December 3, 2010 by filing a Request for Dismissal with the Superior Court of the State of California, San Diego County, North County Division. While the Request for Dismissal was pending, certain Defendants removed the case to federal court, No. 3:10-CV-02666-JM-BGS. Accordingly, Plaintiff again attempted to dismiss RealPage on December 29, 2010, and effected the dismissal by filing a Notice of Voluntary Dismissal with the United States District Court for the Central District of California on January 3, 2011.
We could be sued for contract or product liability claims, and such lawsuits may disrupt our business, divert management’s attention and our financial resources or have an adverse effect on our financial results.
We provide warranties to customers of certain of our solutions relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. General errors, defects, inaccuracies or other performance problems in the software applications underlying our solutions or inaccuracies in or loss of the data we provide to our customers could result in financial or other damages to our customers. There can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions, in amounts and under terms that we believe are appropriate. There can be no assurance that this coverage will continue to be available on terms acceptable to us, or at all, or in sufficient amounts to cover one or more large product liability claims, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large product liability claims against us that exceeds available insurance coverage, could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
We have incurred, and will incur, increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
As a public company, we have incurred, and will incur, significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities Exchange Commission and The NASDAQ Stock Market LLC. We expect these rules and regulations to increase our legal and financial compliance costs substantially and to make some activities more time-consuming and costly. We also expect that, as a public company, it will be more expensive for us to obtain director and officer liability insurance and that it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
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
Through our wholly owned subsidiary, Multifamily Internet Ventures LLC, a managing general insurance agency, we generate commission revenue from offering liability and renter’s insurance. Additionally, Multifamily Internet Ventures LLC has recently commenced the sale of additional insurance products, including auto and other personal lines insurance, to residents that buy renter’s insurance from us. These policies are ultimately underwritten by various insurance carriers. Some of the property owners and managers that participate in our programs opt to require residents to purchase rental insurance policies and agree to grant to Multifamily Internet Ventures LLC exclusive marketing rights at their properties. If demand for residential rental housing declines, property owners and managers may be forced to reduce their rental rates and to stop requiring the purchase of rental insurance in order to reduce the overall cost of renting. If property owners or managers cease to require renter’s insurance, elect to offer policies from competing providers or insurance premiums decline, our revenues from selling insurance policies will be adversely affected.
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

Risks Related to Ownership of our Common Stock
The concentration of our capital stock owned by insiders may limit your ability to influence corporate matters.
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them together beneficially owned approximately 57.6% of our common stock as of December 31, 2010. Further, Stephen T. Winn, our Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 40.2% of our common stock as of December 31, 2010. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
The trading price of our common stock price may be volatile.
The trading price of our common stock could be subject to wide fluctuations in response to various factors, including, but not limited to, those described in this “Risk Factors” section, some of which are beyond our control. Factors affecting the trading price of our common stock include:
•	variations in our operating results or in expectations regarding our operating results;
•	variations in operating results of similar companies;
•	announcements of technological innovations, new solutions or enhancements, strategic alliances or agreements by us or by our competitors;
•	announcements by competitors regarding their entry into new markets, and new product, service and pricing strategies;
•	marketing and advertising initiatives by us or our competitors;
•	the gain or loss of customers;
•	threatened or actual litigation;
•	major changes in our board of directors or management;
•	recruitment or departure of key personnel;
•	changes in the estimates of our operating results or changes in recommendations by any research analysts that elect to follow our common stock;
•	market conditions in our industry and the economy as a whole;
•	the overall performance of the equity markets;
•	sales of our shares of common stock by existing stockholders;
•	volatility in our stock price, which may lead to higher stock-based compensation expense under applicable accounting standards; and
•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
In addition, the stock market in general, and the market for technology and specifically Internet-related companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may harm the market price of our common stock regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and our resources, whether or not we are successful in such litigation.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
As of December 31, 2010, we had 68,490,277 shares of common stock outstanding. Of these shares, 24,572,250 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. Of the remaining shares:
•	26,000 were eligible for sale at any time;
•
3,190,876 shares became eligible for sale upon the expiration of lock-up agreements after February 7, 2011 (180 days following the date of our initial public offering prospectus), subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act; and

•
39,877,413 shares will be eligible for sale upon the expiration of lock-up agreements after March 6, 2011 (90 days following the date of our secondary public offering prospectus), subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act.

The 180-day and 90-day lock-up periods may be extended in certain cases for up to 34 additional days under certain circumstances where we announce or pre-announce earnings or a material event occurs within approximately 17 days prior to, or approximately 16 days after, the termination of the applicable lock-up period. The representatives of the underwriters of our public offerings may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.
As of December 31, 2010, holders of 39,586,535 shares, or approximately 57.8%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock following the expiration of the lock-up agreements, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In addition, we have registered approximately 12,703,825 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,302,693 shares became eligible for sale upon the exercise of vested options after the expiration of the 180-day lock-up period and 2,957,399 shares will be eligible for sale upon the exercise of vested options after the expiration of the 90-day lock-up period.
Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•	a classified board of directors whose members serve staggered three-year terms;
•	not providing for cumulative voting in the election of directors;
•	authorizing our board of directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;
•	prohibiting stockholder action by written consent; and
•	requiring advance notification of stockholder nominations and proposals.
These and other provisions of our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

If securities analysts do not continue to publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.
We expect that the trading price for our common stock may be affected by research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who cover us downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.
We do not anticipate paying any dividends on our common stock.
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you could receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares. In addition, the terms of our credit facilities currently restrict our ability to pay dividends.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We currently lease approximately 187,000 square feet of space for our corporate headquarters and data center in Carrollton, Texas under lease agreements that expire in August 2016. We have offices in Tulsa, Oklahoma; Camarillo, California; Irvine, California; San Francisco, California; San Diego, California; Williston, Vermont; Mason, Ohio; Atlanta, Georgia; Charlotte, North Carolina; Greer, South Carolina; Washington, D.C.; Winnipeg, Manitoba, Canada and Hyderabad, India. We believe our current and planned data centers and office facilities will be adequate for the foreseeable future.
We also license data center space and collocation services at a facility in Dallas, Texas for our secondary data center pursuant to a master services agreement with DataBank Holdings Ltd., or DataBank. Our agreement with DataBank has an initial term of 36 months and automatically renews for successive one-year terms unless we elect to terminate the agreement by giving notice 30 days prior to the end of a current term, in which case the agreement terminates at the end of such term. The initial term of our agreement with DataBank expired on May 31, 2010, and the agreement automatically renews for successive one-year terms. We may also terminate the master services agreement for convenience upon 30 days notice and payment of specified fees, and either party may terminate the agreement for cause and without penalty. Following termination of the master services agreement for any reason, DataBank is obligated to continue to provide such services related to the termination as we may reasonably request, but only for a period of 15 days. Any unplanned termination of our master services agreement with DataBank or DataBank’s failure to perform its obligations under the agreement would require us to move our secondary data center to another provider and could cause disruptions in the continuous availability of our secondary data center or some of our services.

Item 3.	Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business.
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage and DC Consulting, Inc. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation and unfair competition. The plaintiff alleges, among other things, that unnamed RealPage personnel used unauthorized passwords to wrongfully gain access to and download confidential, trade secret, and copyrighted information related to Yardi products from Yardi’s computer system. In its prayer for relief, Yardi Systems seeks various remedies including unspecified damages and injunctive relief. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case vigorously. However, even if we were successful in defending against such claims, the proceedings could result in significant costs and divert our management’s attention.
On June 15, 2009, a prospective resident of one of our customers filed a class action lawsuit styled Minor v. RealPage, Inc. against us in the U.S. District Court for the Central District of California. By the parties’ mutual stipulation in August 2009, the action was transferred to the U.S. District Court for the Eastern District of Texas (No. 4:09CV-00439). The plaintiff has alleged two individual claims and three class-based causes of action against us. Individually, the plaintiff alleges that we (i) willfully failed to employ reasonable procedures to ensure the maximum accuracy of our resident screening reports as required by 15 U.S.C. § 1681e(b) and, in the alternative, (ii) negligently (within the meaning of 15 U.S.C. § 1681o(a)) failed to employ reasonable procedures to ensure the maximum accuracy of our resident screening reports, as required by 15 U.S.C. § 1681e(b), in each case stemming from our provision of a report that allegedly included inaccurate criminal conviction information. The plaintiff seeks actual, statutory and punitive damages on her individual claims. In her capacity as the putative class representative, the plaintiff also alleges that we: (i) willfully failed to provide legally mandated disclosures upon a consumer’s request inconsistent with 15 U.S.C. § 1681g; (ii) willfully failed to provide prompt notice of consumers’ disputes to the data furnishers who provided us with the information whose accuracy was in question, as required by 15 U.S.C. §§ 1681i(a)(2); and (iii) willfully failed to provide prompt notice of consumers’ disputes to the consumer reporting agencies providing us with the information whose accuracy was in question, as required by 15 U.S.C. § 1681i(f). The plaintiff sought certification of three separate classes in connection with these claims. The plaintiff also sought statutory and punitive damages, a declaration that our practices and procedures were in violation of the Fair Credit Reporting Act and attorneys’ fees and costs. The parties achieved a resolution of both Angela Minor’s individual claims, on November 29, 2010, as well as the class-based claims at approximately the same time. Plaintiff filed her Motion for Preliminary Approval, including the previously executed Settlement Agreement, with the U.S. District Court for the Eastern District of Texas on January 6, 2011.

In January 2007, plaintiffs filed five separate but nearly identical class action lawsuits in the U.S. District Court for the Eastern District of Texas against more than 100 defendants. We were named as a defendant in one of those actions, Taylor, et al. v. Safeway, Inc., et al. (No. 2:07-CV-00017). On March 4, 2008, the Court consolidated these actions with the lead case, Taylor, et al. v. Acxiom Corp., et al. (No. 2:07-CV-00001). In their operative pleading, plaintiffs alleged that we obtained and held motor vehicle records in bulk from the State of Texas, an allegedly improper purpose in violation of the federal Driver’s Privacy Protection Act, or the DPPA. In addition, the plaintiffs alleged that we obtained these records for the purpose of re-selling them, another allegedly improper purpose in violation of the DPPA. Plaintiffs further purported to represent a putative class of approximately 20.0 million individuals affected by the defendants’ alleged DPPA violations. They sought statutory damages of $2,500 per each violation of the DPPA, punitive damages and an order requiring defendants to destroy information obtained in violation of the DPPA. In September 2008, the U.S. District Court dismissed plaintiffs’ complaint for failure to state a claim. The plaintiffs subsequently appealed the dismissal to the U.S. Court of Appeals for the Fifth Circuit. The primary issue on appeal is whether plaintiffs alleged any injury-in-fact that would give them standing to bring their claims. Predicate issues include whether obtaining and merely holding data states a claim under the DPPA, and whether re-selling data likewise states an actionable claim. In November 2009, the Fifth Circuit heard oral argument on the appeal. In July 2010, the Fifth Circuit affirmed the U.S. District Court’s dismissal. The Plaintiff-Appellants filed a petition for certiorari with the United States Supreme Court on October 12, 2010, seeking review of the Fifth Circuit’s decision, and we received service of the petition on October 15, 2010. The Supreme Court of the United States denied Taylor’s petition for certiorari on January 10, 2011.
In March 2010, the District Attorney of Ventura County, California issued an administrative subpoena to us seeking certain information related to our provision of utility billing services in the State of California. A representative of the District Attorney has informed us that the subpoena was issued in connection with a general investigation of industry practices with respect to utility billing in California. Utility billing is subject to regulation by state law and various state administrative agencies, including, in California, the California Public Utility Commission, or the CPUC, and the Division of Weights and Measures, or the DWM. We have provided the District Attorney with the information requested in the subpoena. In late August 2010, we received limited, follow-up requests for information to which we have responded. The District Attorney’s office has not initiated an administrative or other enforcement action against us, nor have they asserted any violations of the applicable regulations by us. Given the early stage of this investigation, it is difficult to predict its outcome and whether the District Attorney will pursue an administrative or other enforcement action against us in the State of California and what the result of any such action would be. However, penalties or assessments of violations of regulations promulgated by the CPUC or DWM or other regulators may be calculated on a per occurrence basis. Due to the large number of billing transactions we process for our customers in California, our potential liability in an enforcement action could be significant. If the District Attorney ultimately pursues an administrative or other enforcement action against us, we believe that we have meritorious defenses to the potential claims and would defend them vigorously. However, even if we were successful in defending against such claims, the proceedings could result in significant costs and divert management’s attention.
On November 17, 2010, a prospective resident of a Level One customer named us as a defendant in a class action lawsuit styled Cohorst v. BRE Properties, Inc., et al. filed in the Superior Court of the State of California, San Diego County, North County Division. The plaintiff alleges that the defendants, pursuant to an alleged practice of monitoring and recording all inbound and outbound telephone calls, monitored and recorded a telephone conversation with the plaintiff without the plaintiff’s knowledge and consent, when the plaintiff responded to an advertisement for an apartment for rent. The putative class consists of all persons in California whose inbound or outbound telephone conversations were monitored, recorded, eavesdropped upon and/or wiretapped by the defendants without their consent during the four-year period commencing on November 12, 2006. The plaintiff alleges four class-based causes of action consisting of (i) invasion of privacy in violation of California Penal Code § 630, et seq.; (ii) common law invasion of privacy; (iii) negligence; and (iv) unlawful, fraudulent and unfair business acts and practices in violation of California Business & Professions Code § 17200, et seq. The plaintiff seeks statutory damages of at least $5,000 per violation; disgorgement and restitution of any ill-gotten gains; general, special, exemplary and punitive damages; injunctive relief; attorneys’ fees; costs of the suit and prejudgment interest. The Plaintiff voluntarily dismissed RealPage on December 3, 2010 by filing a Request for Dismissal with the Superior Court of the State of California, San Diego County, North County Division. While the Request for Dismissal was pending, certain Defendants removed the case to federal court, No. 3:10-CV-02666-JM-BGS. Accordingly, Plaintiff again attempted to dismiss RealPage on December 29, 2010, and effected the dismissal by filing a Notice of Voluntary Dismissal with the United States District Court for the Central District of California on January 3, 2011.

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock has been listed on the NASDAQ Global Select Market under the symbol “RP” since August 12, 2010. Prior to that date, there was no public trading market for our common stock. Our common stock in our initial public offering priced at $11.00 per share on August 11, 2010. We sold an additional 4,000,000 shares of common stock in a secondary public offering which closed on December 10, 2010. Our common stock in this public offering priced at $25.75 per share on December 6, 2010.
The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market:

Year Ending December 31, 2010	Low	High
Third Quarter	$12.42	$19.99
Fourth Quarter	$18.78	$34.19
On February 16, 2011, the closing price of our common stock on the NASDAQ Global Select Market was $27.11 per share and, as of February 16, 2011, there were approximately 250 holders of record of our common stock.
Dividend Policy
We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings will be used for the operation and growth of the business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors. In addition, the terms of our credit facilities currently restrict our ability to pay dividends.
Equity Compensation Plan Information
For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph
The following graph compares the relative performance of our common stock, the NASDAQ Global Market Index, NASDAQ Composite and the NASDAQ Computer and Data Processing Index. This graph covers the period from August 12, 2010 (the first trading date immediately following our initial public offering), through December 31, 2010. In each case, this graph assumes a $100 investment on August 12, 2010 at our closing price of $14.52 per share and reinvestment of all dividends, if any.

	August 12,	August 31,	September 30,	October 31,	November 30,	December 31,
	2010	2010	2010	2010	2010	2010
RealPage, Inc.	$100.00	$115.29	$131.40	$158.95	$188.71	$213.02
NASDAQ Composite — Total Returns	100.00	96.58	108.34	114.74	114.51	121.71
NASDAQ Global Market Index	100.00	98.97	111.01	115.10	116.90	124.92
NASDAQ Computer and Data Processing Index	100.00	97.20	109.98	119.84	115.98	124.92
Recent Sales of Unregistered Securities
1. On January 8, 2010, we sold and issued pursuant to an option exercise by one of our executive officers an aggregate of 12,500 shares of our common stock at a purchase price of $2.00 per share for an aggregate consideration of $25,000. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.
2. On January 8, 2010, we sold and issued pursuant to an option exercise by one of our officers who was also an accredited investor an aggregate of 12,500 shares of our common stock at a purchase price of $2.00 per share for an aggregate consideration of $25,000. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

3. On January 8, 2010, we sold and issued an aggregate of 25,000 shares of our common stock pursuant to an option exercise by the holder of a stock option issued under our 1998 Stock Incentive Plan at a purchase price of $3.00 per share for an aggregate consideration of $75,000. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by our board of directors.
4. On January 14, 2010, we sold and issued an aggregate of 1,000 shares of our common stock pursuant to an option exercise by the holder of a stock option issued under our 1998 Stock Incentive Plan at a purchase price of $2.50 per share for an aggregate consideration of $2,500. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by our board of directors.
5. On February 25, 2010, we granted to certain of its employees options to purchase an aggregate of 265,500 shares of our common stock under our 1998 Stock Incentive Plan at an exercise price per share of $7.50. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by our board of directors.
6. On February 25, 2010, we granted to certain of our employees who were also accredited investors options to purchase an aggregate of 595,000 shares of its common stock under our 1998 Stock Incentive Plan at an exercise price per share of $7.50. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.
7. On February 25, 2010, we granted to certain of our directors options to purchase an aggregate of 60,000 shares of our common stock at an exercise price per share of $7.50. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.
8. On March 1, 2010, we sold and issued an aggregate of 500 shares of our common stock pursuant to an option exercise by the holder of a stock option issued under our 1998 Stock Incentive Plan at a purchase price of $6.00 per share for an aggregate consideration of $3,000. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by our board of directors.
9. On March 18, 2010, we sold and issued an aggregate of 8,790 shares of our common stock pursuant to the exercise of a warrant held by one of our lenders who was an accredited investor at a purchase price of $2.00 per share for an aggregate consideration of $17,581. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.
10. On March 25, 2010, we sold and issued an aggregate of 15,000 shares of our common stock pursuant to option exercises by a holder of stock options issued under our 1998 Stock Incentive Plan at a purchase price of $2.00 per share for an aggregate consideration of $30,000. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by our board of directors.
11. On April 20, 2010, we granted to one of our employees who was also an accredited investor options to purchase an aggregate of 12,500 shares of our common stock under our 1998 Stock Incentive Plan at an exercise price per share of $7.50. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.
12. On April 23, 2010, we issued an aggregate of 342,632 shares of our common stock to holders of our Series A Convertible Preferred Stock, Series A1 Convertible Preferred Stock and Series B Convertible Preferred Stock in partial payment of cumulative dividends accrued on such series of convertible preferred stock through March 31, 2010. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.
13. On May 12, 2010, we awarded and issued an aggregate of 13,332 restricted shares of our common stock to certain of our independent directors in accordance with our independent director compensation plan. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

14. On May 12, 2010, we granted to certain of our employees options to purchase an aggregate of 228,500 shares of our common stock under our 1998 Stock Incentive Plan at an exercise price per share of $8.00. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by our board of directors.
15. On May 12, 2010, we granted to certain of our employees who were also accredited investors options to purchase an aggregate of 237,500 shares of our common stock under our 1998 Stock Incentive Plan at an exercise price per share of $8.00. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.
16. On May 13, 2010, we sold and issued an aggregate of 806 shares of our common stock pursuant to option exercises by the holder of stock options issued under our 1998 Stock Incentive Plan at a purchase price of $6.00 per share for an aggregate consideration of $4,839. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by our board of directors.
17. On June 3, 2010, we granted to one of its employees an option to purchase an aggregate of 150,000 shares of our common stock under our 1998 Stock Incentive Plan at an exercise price per share of $8.00. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by our board of directors.
18. On June 18, 2010, we sold and issued an aggregate of 1,250 shares of our common stock pursuant to an option exercise by the holder of a stock option issued under our 1998 Stock Incentive Plan at a purchase price of $2.00 per share for an aggregate consideration of $2,500. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by our board of directors.
19. On June 30, 2010, we sold and issued an aggregate of 25,000 shares of our common stock pursuant to option exercises by the holder of stock options issued under our 1998 Stock Incentive Plan at a purchase price of $2.00 per share for an aggregate consideration of $50,000. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the our board of directors.
20. On July 1, 2010, we issued 499,999 restricted shares of our common stock to six accredited investors in partial consideration of the our acquisition of eReal Estate Integration, Inc. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.
21. On July 14, 2010, we granted to certain of our employees options to purchase an aggregate of 569,250 shares of its common stock under our 1998 Stock Incentive Plan at an exercise price per share of $9.00. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by our board of directors.
22. On July 22, 2010, we sold and issued an aggregate of 5,615 shares of our common stock pursuant to an option exercise by the holder of a stock option issued under our 1998 Stock Incentive Plan at a purchase price of $2.00 per share for an aggregate consideration of $11,230. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by our board of directors.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions. Stock certificates and warrants issued in the foregoing transactions bear appropriate Securities Act legends as to the restricted nature of such securities.

Item 6.	Selected Financial Data
We have derived the consolidated statements of operations data for the years ended December 31, 2010, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2010, 2009, 2008 and 2007 from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. We have derived the consolidated statement of operations data and balance sheet for the year ended December 31, 2006 from our unaudited consolidated financial statements. Over the last five fiscal years, we have acquired a number of companies as disclosed in Note 3 — Acquisitions in the notes to our consolidated financial statements. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our growth in our results of operations. You should read this information in conjunction with our audited consolidated financial statements, the related notes to these financial statements and the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
					(unaudited)
Revenue:
On demand	$169,678	$128,377	$95,192	$62,592	$36,525
On premise	8,545	3,860	7,582	11,560	15,183
Professional and other	10,051	8,665	9,794	9,429	6,937

Total revenue	188,274	140,902	112,568	83,581	58,645
Cost of revenue	79,044	58,513	46,058	35,703	29,596

Gross profit	109,230	82,389	66,510	47,878	29,049
Operating expenses:
Product development	36,922	27,446	28,806	21,708	16,959
Sales and marketing	37,693	27,804	23,923	18,047	10,487
General and administrative	28,328	20,210	14,135	9,756	6,267

Total operating expense	102,943	75,460	66,864	49,511	33,713

Operating income (loss)	6,287	6,929	(354)	(1,633)	(4,664)
Interest expense and other, net	(5,501)	(4,528)	(2,152)	(1,510)	(508)

Net income (loss) before taxes	786	2,401	(2,506)	(3,143)	(5,172)
Income tax expense (benefit)	719	(26,028)	703	—	—

Net income (loss)	$67	$28,429	$(3,209)	$(3,143)	$(5,172)

Net (loss) income attributable to common stockholders:
Basic	$(2,877)	$10,611	$(10,658)	$(9,143)	$(10,590)
Diluted	$(2,877)	$10,611	$(10,658)	$(9,143)	$(10,590)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.07)	$0.44	$(0.77)	$(0.89)	$(1.06)
Diluted	$(0.07)	$0.42	$(0.77)	$(0.89)	$(1.06)
Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	39,737	23,934	13,886	10,223	10,011
Diluted	39,737	25,511	13,886	10,223	10,011

Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$118,010	$4,427	$4,248	$2,731	$2,493
Total current assets	170,522	51,003	49,119	30,414	18,843
Total assets	342,792	142,113	102,340	59,518	32,511
Total current liabilities	93,974	78,050	75,705	54,969	44,178
Total deferred revenue	55,664	49,428	47,232	41,052	36,283
Current and long-term debt(2)	66,039	53,990	48,943	23,809	6,682
Total liabilities	170,208	136,757	129,622	87,954	59,485
Preferred stock	—	71,832	71,675	78,534	72,300
Total stockholders’ (deficit) equity	172,584	(66,476)	(98,957)	(106,969)	(99,274)

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
					(unaudited)
Other Financial Data:
Adjusted EBITDA(3)	$35,303	$25,593	$13,064	$5,984	$(692)
Operating cash flow	27,690	24,758	7,962	4,441	969
Capital expenditures	12,178	9,509	10,263	7,122	5,597

Selected Operating Data:
Number of on demand customers at period end	6,922	5,032	2,669	2,199	1,469
Number of on demand units at period end	6,066	4,551	3,833	2,800	1,708
Total number of employees at period end	1,759	1,141	922	654	532

(1)	Excludes restricted cash.

(2)	Includes capital lease obligations.

(3)
We define Adjusted EBITDA as net (loss) income plus depreciation and asset impairment, amortization of intangible assets, interest expense, net, income tax expense (benefit), stock-based compensation expense and acquisition-related expense.

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
We do not place undue reliance on Adjusted EBITDA as our only measure of operating performance. Adjusted EBITDA should not be considered as a substitute for other measures of liquidity or financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do, that they do not reflect our capital expenditures or future requirements for capital expenditures and that they do not reflect changes in, or cash requirements for, our working capital. We compensate for the inherent limitations associated with using Adjusted EBITDA measures through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net (loss) income.

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Net (loss) income	$67	$28,429	$(3,209)	$(3,143)	$(5,172)
Depreciation and asset impairment	10,371	9,231	9,847	4,854	3,269
Amortization of intangible assets	10,675	5,784	2,095	2,273	670
Interest expense, net	5,510	4,528	2,152	1,510	508
Income tax expense (benefit)	719	(26,028)	703	—	—
Stock-based compensation expense	7,340	2,805	1,476	490	33
Acquisition-related expense	621	844	—	—	—

Adjusted EBITDA	$35,303	$25,593	$13,064	$5,984	$(692)

The following table presents stock-based compensation included in each expense category:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Cost of revenue	$633	$367	$104	$48	$—
Product development	2,568	1,175	727	251	—
Sales and marketing	2,493	498	277	110	—
General and administrative	1,646	765	368	81	33

Total stock-based compensation expense	$7,340	$2,805	$1,476	$490	$33

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this filing. This discussion contains forward-looking statements, based on current expectations and related to our plans, estimates, beliefs and anticipated future financial performance. These statements involve risks and uncertainties and our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this filing.
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
We derive a substantial majority of our revenue from sales of our on demand software solutions. We also derive revenue from our professional and other services. A small percentage of our revenue is derived from sales of our on premise software solutions to our existing on premise customers. Our on demand software solutions are sold pursuant to subscription license agreements, and our on premise software solutions are sold pursuant to term or perpetual license agreements and associated maintenance agreements. Typically, we price our solutions based primarily on the number of units the customer manages with our solutions. For our insurance and transaction-based solutions, we price based on a fixed commission rate of earned premiums or a fixed rate per transaction, respectively. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States. Our revenue has increased from $112.6 million in 2008 to $188.3 million in 2010. The increase in revenue has primarily been driven by increased sales of our on demand software solutions, a substantial amount of which has been derived from purchases of additional on demand software solutions by our existing customers. In 2010, our on demand revenue represented 90.1% of our total revenue.
While the adoption of on demand software solutions in the rental housing industry is growing rapidly, it remains at a relatively early stage of development. Additionally, there is a low level of penetration of our on demand software solutions in our existing customer base. We believe these factors present us with significant opportunities to generate revenue through sales of additional on demand software solutions. Our existing and potential customers base their decisions to invest in our solutions on a number of factors, including general economic conditions. Accordingly, macroeconomic conditions negatively impacted our business in 2010 and may continue to negatively impact our business.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 15 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base. As of December 31, 2010, we had approximately 1,759 employees.
On July 22, 2010, the board of directors approved an amended and restated certificate of incorporation that effected a reverse stock split of every two outstanding shares of preferred stock and common stock into one share of preferred stock or common stock, respectively. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, restricted stock, convertible preferred stock, and warrants for common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on July 23, 2010.
On August 11, 2010, our registration statement on Form S-1 (File No 333-166397) relating to our initial public offering was declared effective by the Securities and Exchange Commission, or SEC. We sold 6,000,000 shares of common stock in our initial public offering. Our common stock began trading on August 12, 2010 on the NASDAQ Global Select Stock Market under the symbol “RP,” and the offering closed on August 17, 2010. Upon closing of our initial public offering, all outstanding shares of our convertible preferred stock, including a portion of accrued but unpaid dividends on our outstanding shares of Series A, Series A1 and Series B convertible preferred stock, were converted into 29,567,952 shares of common stock.

Recent Acquisitions
In February 2010, we acquired the assets of Domin-8 Enterprise Solutions, Inc. The acquisition of these assets improved our ability to serve our multi-family clients with mixed portfolios that include smaller, centrally-managed apartment communities. The aggregate purchase price at closing was $12.9 million, net of cash acquired, which was paid upon acquisition of the assets.
In July 2010, we acquired 100% of the outstanding stock of eReal Estate Integration, Inc., or eREI. eREI’s core products provide phone and Internet lead tracking and lead management services, as well as syndication services that push property content to search engines, Internet listing services and classified listed websites. The addition of these products improved our lead management and lead syndication capabilities within our CrossFire product family. The purchase price of eREI was approximately $8.6 million, which included a cash payment of $3.8 million at close, an estimated cash payment payable upon the achievement of certain revenue targets and the issuance of 499,999 restricted common shares, which vest as certain revenue targets are achieved, as defined in the purchase agreement.
In November 2010, we acquired certain of the assets of Level One, LLC and L1 Technology, LLC, or Level One, subsidiaries of IAS Holdings, LLC. Level One services property management companies by providing centralized lead capture services designed to enable owners to lease more apartments, reduce overall marketing spend and free up on-site leasing staff. We plan to integrate Level One with our CrossFire product family and continue using the Level One brand. Level One’s services are utilized in the management of approximately one million rental property units. The purchase price of Level One was approximately $61.9 million, which included a cash payment of $53.9 million and a deferred payment of up to approximately $8.0 million, payable in cash or the issuance of our common stock eighteen months after the acquisition date. To facilitate the acquisition, we borrowed $30.0 million under our delayed draw term loans and utilized $24.0 million of the net proceeds from our initial public offering.
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$188,274	$140,902	$112,568
On demand revenue	$169,678	$128,377	$95,192
On demand revenue as a percentage of total revenue	90.1%	91.1%	84.6%
Ending on demand units	6,066	4,551	3,833
Average on demand units	5,249	4,128	3,138
Annualized on demand revenue per average on demand unit	$32.33	$31.10	$30.34
Adjusted EBITDA	$35,303	$25,593	$13,064
Adjusted EBITDA as a percentage of total revenue	18.8%	18.2%	11.6%
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

Ending on demand units. This metric represents the number of rental housing units managed by our customers with one or more of our on demand software solutions at the end of the period. We use ending on demand units to measure the success of our strategy of increasing the number of rental housing units managed with our on demand software solutions. Property unit counts are provided to us by our customers as new sales orders are processed. Property unit counts may be adjusted periodically as information related to our customers’ properties is updated or supplemented, which could result in adjusting the number of units previously reported. We expect ending on demand units will continue to increase in 2011 and 2012.
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
Adjusted EBITDA. We define this metric as net (loss) income plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense and acquisition-related expense. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, refer to the table below. Our Adjusted EBITDA grew from approximately $13.1 million in 2008 to approximately $35.3 million in 2010, as a result of our efforts to expand market share and increase revenue.
The following provides a reconciliation of net (loss) income to Adjusted EBITDA:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net (loss) income	$67	$28,429	$(3,209)
Depreciation and asset impairment	10,371	9,231	9,847
Amortization of intangible assets	10,675	5,784	2,095
Interest expense, net	5,510	4,528	2,152
Income tax expense (benefit)	719	(26,028)	703
Stock-based compensation expense	7,340	2,805	1,476
Acquisition-related expense	621	844	—

Adjusted EBITDA	$35,303	$25,593	$13,064

Key Components of our Results of Operations
Revenue
We derive our revenue from three primary sources: our on demand software solutions; our on premise software solutions; and our professional and other services. In 2010, 2009, 2008, we generated revenue of $188.3 million, $140.9 million and $112.6 million, respectively.
On Demand Revenue
Revenue from our on demand software solutions is comprised of license and subscription fees for accessing our on demand software solutions, typically licensed for one year terms, commission income from sales of renter’s insurance policies, and transaction fees for certain on demand software solutions, such as payment processing, spend management and billing services. Typically, we price our on demand software solutions based primarily on the number of units the customer manages with our solutions. For our insurance and transaction-based solutions, we price based on a fixed commission rate of earned premiums or a fixed rate per transaction, respectively.
In 2010, 2009 and 2008, revenue from our on demand software solutions was approximately $169.7 million, $128.4 million and $95.2 million, respectively, representing approximately 90.1%, 91.1% and 84.6% of our total revenue for the same periods. Revenue from our on demand software solutions has continued to increase in absolute dollars and as a percentage of our total revenue as we have ceased actively marketing our legacy on premise software solutions to new customers and as many of our existing on premise customers have transitioned to our on demand software solutions. We expect our on demand revenue to continue to increase in absolute dollars and as a percentage of revenue in 2011, although the actual percentage of revenue may vary from period to period due to a number of factors, including the impact of acquisitions and revenue derived from our professional and other services related to our on demand software solutions.
On Premise Revenue
Our on premise software solutions are distributed to our customers and maintained locally on the customers’ hardware. Revenue from our on premise software solutions is comprised of license fees under term and perpetual license agreements. Typically, we have licensed our on premise software solutions pursuant to term license agreements with an initial term of one year that include maintenance and support. Customers can renew their term license agreement for additional one-year terms at renewal price levels. In February 2010, we completed a strategic acquisition of assets that included on premise software solutions that were historically marketed and sold pursuant to perpetual license agreements and related maintenance agreements.
We no longer actively market our legacy on premise software solutions to new customers, and only license our on premise software solutions to a small portion of our existing on premise customers as they expand their portfolio of rental housing properties. For the on premise software solutions acquired in February 2010, we expect many of these customers to migrate to our on demand solutions over time; however, we will continue to support these on premise software solutions for the foreseeable future and integrate our software-enabled value-added services into them.
In 2010, 2009 and 2008, revenue from our on premise software solutions was approximately $8.5 million, $3.9 million and $7.6 million, respectively, representing approximately 4.5%, 2.7% and 6.7%, and of our total revenue for the same periods, respectively. Revenue from our on premise software solutions has continued to decrease in absolute dollars as we have ceased actively marketing our legacy on premise software solutions to new customers and as many of our existing on premise customers have transitioned to our on demand software solutions. We expect our legacy on premise revenue to decrease over time in absolute dollars and as a percentage of our total revenue; however, our February 2010 acquisition has resulted, and we expect will continue to result in the near-term, in an increase in on premise revenue in terms of both absolute dollars and as a percentage of our total revenue until we transition these customers to our on demand software solutions. In addition, the actual percentage of revenue may vary from period to period due to a number of factors, including the impact of our recent and potential future acquisition of on premise software solutions.
Professional and Other Revenue
Revenue from professional and other services consists of consulting and implementation services, training and other ancillary services. Professional and other services engagements are typically time and material.

We complement our solutions with professional and other services. In 2010, 2009 and 2008, revenue from professional and other services was approximately $10.1 million, $8.7 million $9.8 million, respectively, representing approximately 5.3%, 6.1% and 8.7% of our total revenue for the same periods, respectively. We expect professional and other services will represent 10.0% or less of our total revenue in 2011 and 2012 consistent with our performance for the previous three years.
Cost of Revenue
Cost of revenue consists primarily of personnel costs related to our operations, support services, training and implementation services, expenses related to the operation of our data center and fees paid to third-party service providers. Personnel costs include salaries, bonuses, stock-based compensation and employee benefits. Cost of revenue also includes an allocation of facilities costs, overhead costs and depreciation, as well as amortization of acquired technology related to strategic acquisitions and amortization of capitalized development costs. We allocate facilities costs, overhead costs and depreciation based on headcount. We expect our cost of revenue in 2011 and 2012 to increase in absolute dollars.
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
Our operating expenses increased in absolute dollars in each of 2010 and 2009 as we have built infrastructure and added employees across all categories in order to accelerate and support our growth and to expand our markets. We expect our operating expenses in 2011 and 2012 to continue to increase in absolute dollars as compared to 2010 but decrease as a percentage of revenue, as the capacity we have added in prior years is more fully utilized and we continue to create operating leverage.
Product development. Product development expense consists primarily of personnel costs for our product development employees and executives and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our on demand software solutions and expanding our suite of on demand software solutions. In 2008, we established a product development and service center in Hyderabad, India to take advantage of strong technical talent at lower personnel costs compared to the United States. We expect our product development expenses in 2011 and 2012 to increase in absolute dollars.
Sales and marketing. Sales and marketing expense consists primarily of personnel costs for our sales, marketing and business development employees and executives, travel and entertainment and marketing programs. Marketing programs consist of advertising, tradeshows, user conferences, public relations, industry sponsorships and affiliations and product marketing. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including customer relationships and key vendor and supplier relationships obtained in connection with our acquisitions. We expect our sales and marketing expense in 2011 and 2012 to increase in absolute dollars.
General and administrative. General and administrative expense consists of personnel costs for our executive, finance and accounting, human resources, management information systems and legal personnel, as well as legal, accounting and other professional service fees and other corporate expenses. We expect our general and administrative expense in 2011 and 2012 to increase in absolute dollars as compared to 2010 primarily due to the increased costs of operating as a public company.

Interest Expense, Net
Interest expense, net, consists primarily of interest income and interest expense. Interest income represents earnings from our cash, cash equivalents and short-term investments. Interest expense is associated with our term loan, revolver, secured promissory note, promissory note issued to preferred stockholders, capital lease obligations and certain acquisition-related liabilities. Total amounts outstanding under our interest-bearing obligations at December 31, 2010, 2009 and 2008 include:

	As of December 31,
	2010	2009	2008
	(in thousands)
Term loan	$66,039	$33,688	$12,650
Revolver	—	—	10,000
Secured promissory note	—	10,000	10,000
Promissory notes issued to preferred stockholders	—	8,173	11,064
Capital lease obligations	590	2,129	5,229
Interest bearing acquisition-related liabilities	1,955	2,470	2,966
Based on our current operations, we expect our interest expense in 2011 to decline in absolute dollars as compared to 2010 due to the early extinguishment of notes issued to our preferred stockholders and early extinguishment of our secured subordinated promissory notes during the third quarter of 2010.
Income Taxes
Prior to 2009, we incurred annual operating losses. We did not benefit from these losses and only provided for state and foreign income taxes. In December 2009, based on current year income and projected future year income, we concluded that it is more likely than not that a portion of the net deferred tax assets recorded would be realized. As such, we deemed it appropriate to decrease our valuation allowance by $27.0 million.
As of December 31, 2010, we had net operating loss carry forwards for federal and state income tax purposes of approximately $82.7 million. If not utilized, our federal net operating loss carry forwards will begin to expire in 2020 and the state operating losses begin to expire in 2011. Net operating losses generated by us are not currently subject to the Section 382 limitation; however certain net operating losses generated by subsidiaries prior to their acquisition by us are subject to the Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2016. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may limit utilization of the federal net operating loss carryforwards.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. The preparation of our consolidated financial statements and related disclosures require us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. In some instances, we could reasonably use different accounting estimates, and in some instances results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We believe that the assumptions and estimates associated with revenue recognition, accounts receivable, business combinations, goodwill and other intangible assets with indefinite lives, impairment of long-lived assets, intangible assets, stock-based compensation, income taxes and capitalized product development costs have the greatest potential impact on our consolidated financial statements. Therefore, we believe the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments, assumptions and estimates.
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
For multi-element arrangements that include multiple solutions and/or services, we allocate arrangement consideration to all deliverables that have stand-alone value based on their relative selling prices. In such circumstances, we utilize the following hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows:
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

From time to time, we sell on demand software solutions with professional services. In such cases, we allocate arrangement consideration based on our estimated selling price of the on demand software solution and VSOE of the selling price of the professional services.

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
On Premise Revenue
Revenue from our on premise software solutions is comprised of an annual term license, which includes maintenance and support. Customers can renew their annual term license for additional one-year terms at renewal price levels. We recognize the annual term license on a straight-line basis over the license term.
In addition, we have arrangements that include perpetual licenses with maintenance and other services to be provided over a fixed term. We allocate and defer revenue equivalent to the VSOE of fair value for the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. We have determined that we do not have VSOE of fair value for our customer support and professional services in these specific arrangements. As a result, the elements within our multiple-element sales agreements do not qualify for treatment as separate units of accounting. Accordingly, we account for fees received under multiple-element arrangements with customer support or other professional services as a single unit of accounting and recognize the entire arrangement ratably over the longer of the customer support period or the period during which professional services are rendered.

Professional and Other Revenue
Professional and other revenue is recognized as the services are rendered for time and material contracts. Training revenues are recognized after the services are performed.
Accounts Receivable
For several of our solutions, we invoice our customers prior to the period in which service is provided. Accounts receivable represent trade receivables from customers when we have invoiced for software solutions and/or services and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer cancelling prior to the service being rendered. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends. As a result of a portion of our allowance being for services not yet rendered, a portion of our allowance is charged as an offset to deferred revenue, which does not have an effect on the statement of operations. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.
Business Combinations
When we acquire businesses, we allocate the total consideration to the fair value of tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of these estimates.
Goodwill and Other Intangible Assets with Indefinite Lives
We test goodwill and other intangible assets with indefinite lives for impairment separately on an annual basis in the fourth quarter of each year. Additionally, we test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. The events and circumstances that we consider include the significant under-performance relative to projected future operating results and significant changes in our overall business and/or product strategies. We evaluate impairment of goodwill using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying amount of the goodwill of that reporting unit and determination of the impairment charge, if any. We evaluate other intangible assets with indefinite lives by estimating the fair value of those assets based on estimated future earnings derived from the assets using an income approach model. If the carrying amount of the other intangible assets with indefinite lives exceeds the fair value, we recognize an impairment loss equal to the amount by which the carrying amount exceeds the fair market value of the asset. If an event occurs that causes us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.
We recorded goodwill and other intangible assets with indefinite lives in conjunction with all seven of our business acquisitions completed since the beginning of 2007. We test goodwill for impairment based on a single reporting unit. We believe we operate in a single reporting unit because our chief operating decision maker does not regularly review our operating results other than at a consolidated level for purposes of decision making regarding resource allocation and operating performance.

Impairment of Long-lived Assets
We perform an impairment review of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant under-performance relative to projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business and/or product strategies and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of these indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. We would then recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.
Intangible Assets
Intangible assets consist of acquired developed product technologies, acquired customer relationships, vendor relationships, non-competition agreements and trade names. We record intangible assets at fair value and amortize those with finite lives over the shorter of the contractual life or the estimated useful life. We estimate the useful lives of acquired developed product technologies and customer relationships based on factors that include the planned use of each developed product technology and the expected pattern of future cash flows to be derived from each developed product technology and existing customer relationships. We include amortization of acquired developed product technologies in cost of revenue, amortization of acquired customer relationships in sales and marketing expenses and amortization of vendor relationships and non-competition agreements in general and administrative expenses in our consolidated statements of operations.
Stock-Based Compensation
Prior to January 1, 2006, we accounted for stock options to employees using the intrinsic value method. Under the intrinsic value method, compensation expense was measured on the date of award as the difference, if any, between the deemed fair value of our common stock and the option exercise price, multiplied by the number of options granted. The option exercise prices and fair value of our common stock are determined by our board of directors based on a review of various objective and subjective factors. No compensation expense was recorded for stock options issued to employees prior to January 1, 2006 because all options were granted in fixed amounts and with fixed exercise prices at least equal to the fair value of our common stock at the date of grant.
Effective January 1, 2006, we changed our accounting treatment to recognize compensation expense based on the fair value of all share-based awards granted, modified, repurchased or cancelled on or after that date.
Our share-based compensation is measured on the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is generally the vesting period, on a straight-line basis.
The fair value of option awards is calculated through the use of option pricing models. These models require subjective assumptions regarding future share price volatility and the expected life of each option grant.
The fair value of employee stock options granted since January 1, 2006 was estimated at the grant date using the Black-Scholes option pricing model by applying the following weighted average assumptions:

Risk-free interest rates	1.5-5.1%
Expected option life (in years)	6
Dividend yield	0%
Expected volatility	49-60%
At each stock option grant date, we utilized peer group data to calculate our expected volatility. Expected volatility was based on historical and expected volatility rates of comparable publicly traded peers. Expected life is computed using the mid-point between the vesting period and contractual life of the options granted. The risk-free interest rate was based on the treasury yield rate with a maturity corresponding to the expected option life assumed at the grant date.
Changes to the underlying assumptions may have a significant impact on the underlying value of the stock options, which could have a material impact on our consolidated financial statements.

Prior to our initial public offering, we granted stock options at exercise prices above the fair value of our common stock as of the grant date, as determined by our compensation committee on a contemporaneous basis. Given the absence of any active market for our common stock, the fair value of the common stock underlying stock options granted was determined by our compensation committee, with input from our management. In arriving at these valuations, our compensation committee and management also considered contemporaneous third-party valuations. Options granted subsequent to our initial public offering have been granted at fair market value as of the date of grant.
The fair value of our time-based restricted stock awards is based on the closing price on the date of grant. For our performance-based restricted stock awards, we recognized compensation expense based on the probability of achievement of the performance condition.
Income Taxes
Income taxes are provided based on the liability method, which results in income tax assets and liabilities arising from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The liability method requires the effect of tax rate changes on current and accumulated deferred income taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that the deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized.
We may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. Upon our adoption of the related standard, there was no liability for uncertain tax positions due to the fact that there were no material identified tax benefits that were considered uncertain positions.
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. We consider whether a valuation allowance is needed on our deferred tax assets by evaluating all positive and negative evidence relative to our ability to recover deferred tax assets, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results, if any, and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies, if any. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Given the nature of our recurring revenue streams, we believe we have a reasonable basis to estimate future taxable income.
Capitalized Product Development Costs
We capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to our customers, as well as software programs to be used solely to meet our internal needs. The costs incurred in the preliminary stages of development related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including materials, services and payroll-related costs for employees are capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. We capitalized $1.4 million and $1.4 million of product development costs during the years ended December 31, 2010 and 2009, respectively, and recognized amortization expense of $1.3 million, $1.3 million and $0.9 million, during the years ended December 31, 2010, 2009 and 2008, respectively, included as a component of cost of revenue. Unamortized product development cost was $3.2 million, $3.1 million and at December 31, 2010 and 2009, respectively. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2010, 2009 or 2008.

Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenue:
On demand	$169,678	$128,377	$95,192
On premise	8,545	3,860	7,582
Professional and other	10,051	8,665	9,794

Total revenue	188,274	140,902	112,568
Cost of revenue(1)	79,044	58,513	46,058

Gross profit	109,230	82,389	66,510
Operating expense:
Product development(1)	36,922	27,446	28,806
Sales and marketing(1)	37,693	27,804	23,923
General and administrative(1)	28,328	20,210	14,135

Total operating expense	102,943	75,460	66,864

Operating (loss) income	6,287	6,929	(354)
Interest expense and other, net	(5,501)	(4,528)	(2,152)

Net (loss) income before taxes	786	2,401	(2,506)
Income tax expense (benefit)	719	(26,028)	703

Net (loss) income	$67	$28,429	$(3,209)

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cost of revenue	$633	$367	$104
Product development	2,568	1,175	727
Sales and marketing	2,493	498	277
General and administrative	1,646	765	368
The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2010	2009	2008
	(as a percentage of total revenue)
Revenue:
On demand	90.1%	91.1%	84.6%
On premise	4.5	2.7	6.7
Professional and other	5.3	6.1	8.7

Total revenue	100.0	100.0	100.0
Cost of revenue	42.0	41.5	40.9

Gross profit	58.0	58.5	59.1
Operating expense:
Product development	19.6	19.5	25.6
Sales and marketing	20.0	19.7	21.3
General and administrative	15.0	14.3	12.6

Total operating expenses	54.7	53.5	59.5

Operating (loss) income	3.3	4.9	(0.3)
Interest expense and other, net	(2.9)	(3.2)	(1.9)

Net (loss) income before taxes	0.4	1.7	(2.2)
Income tax expense (benefit)	0.4	(18.5)	0.6

Net (loss) income	0.0	20.2	(2.9)

Year Ended December 31, 2010 and 2009
Revenue

	Year Ended December 31,
	2010	2009	Change	% Change
	(in thousands, except dollar per unit data)

Revenue:
On demand	$169,678	$128,377	$41,301	32.2%
On premise	8,545	3,860	4,685	121.4
Professional and other	10,051	8,665	1,386	16.0

Total revenue	$188,274	$140,902	$47,372	33.6

On demand unit metrics:
Ending on demand units	6,066	4,551	1,515	33.3
Average on demand units	5,249	4,128	1,121	27.2
On demand revenue per average on demand unit	$32.33	$31.10	$1.23	4.0
On demand revenue. Our on demand revenue increased $41.3 million, or 32.2%, in 2010 compared to 2009, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base.
On premise revenue. On premise revenue increased $4.7 million, or 121.4%, in 2010 compared to 2009, primarily as a result of our February 2010 acquisition. During February 2010, we completed a strategic acquisition of assets that included on premise software solutions that have been historically marketed and sold pursuant to perpetual license agreements and related maintenance agreements. For the year ended December 31, 2010, the February 2010 acquisition contributed $6.6 million of revenue related to maintenance agreements and perpetual license sales. The revenue increase from the February 2010 acquisition was partially offset by our decision to cease actively marketing our legacy on premise solutions in 2003 and our efforts to migrate customers of our on premise solutions to our on demand solutions. For the on premise software solutions acquired in February 2010, we expect many of these customers to migrate to our on demand solutions over time; however, we will continue to support these software solutions for the foreseeable future and integrate our software-enabled value-added services into them.
Professional and other revenue. Professional and other services revenue increased $1.4 million, or 16.0%, in 2010 compared to 2009, primarily due to an increase in revenue from consulting services, partially offset by lower infrastructure services and training volumes.
Total revenue. Our total revenue increased $47.4 million, or 33.6%, in 2010 compared 2009, primarily due to an increase in rental property units managed with our on demand solutions and improved penetration of our on demand solutions into our customer base.
On demand unit metrics. As of December 31, 2010, one or more of our on demand solutions was utilized in the management of 6.1 million rental property units, representing an increase of 1.5 million units, or 33.3% compared to 2009. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales and marketing efforts and our 2010 acquisitions in which contributed 14.1% of ending on demand units as of December 31, 2010.
As of December 31, 2010, our annualized on demand revenue per average on demand unit was $32.33, representing an increase of $1.23, or 4.0%, compared to 2009, primarily due to improved penetration of our on demand solutions into our customer base.
Cost of Revenue

	Year Ended December 31,
	2010	2009	Change	% Change
	(in thousands)
Cost of revenue	$66,677	$51,260	$15,417	30.1%
Depreciation and amortization	12,367	7,253	5,114	70.5

Total cost of revenue	$79,044	$58,513	$20,531	35.1

Cost of revenue. Total cost of revenue increased $20.5 million, or 35.1%, in 2010 compared to 2009. The increase in cost of revenue was primarily due to: a $15.1 million increase from costs related to the increased sales of our solutions, which includes investments in infrastructure and other support services; a $4.3 million increase in non-cash amortization of acquired technology as a result of our 2009 and 2010 acquisitions; a $0.8 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $0.3 million increase in stock-based compensation related to our professional services personnel and data center operations personnel. Cost of revenue as a percentage of total revenue was 42.0% for the year ended December 31, 2010 as compared to 41.5% for the same period in 2009. The increase as a percentage of total revenue was primarily due to an increase in non-cash amortization of acquired technology as a result of our 2009 and 2010 acquisitions.
Operating Expenses

	Year Ended December 31,
	2010	2009	Change	% Change
	(in thousands)
Product development	$34,692	$25,277	$9,415	37.2%
Depreciation and amortization	2,230	2,169	61	2.8

Total product development expense	$36,922	$27,446	$9,476	34.5

Product development Total product development expense increased $9.5 million, or 34.5%, in 2010 compared to 2009. The increase in product development expense was primarily due to: a $7.0 million increase in personnel expense primarily related to product development groups added as a result of our 2009 and 2010 acquisitions combined with the associated costs to support our growth initiatives; a $1.4 million increase in stock-based compensation related to product development personnel; a $0.6 million increase in third-party software maintenance expense; and $0.5 million increase in other general product development expense.

	Year Ended December 31,
	2010	2009	Change	% Change
	(in thousands)
Sales and marketing	$32,893	$23,744	$9,149	38.5%
Depreciation and amortization	4,800	4,060	740	18.2

Total sales and marketing expense	$37,693	$27,804	$9,889	35.6

Sales and marketing. Total sales and marketing expense increased $9.9 million, or 35.6%, in 2010 compared to 2009. The increase in sales and marketing expense was primarily due to: a $4.0 million increase in personnel expense. We have increased our sales force head count from 95 at December 31, 2009 to 116 at December 31, 2010, which includes sales personnel added as a result of our 2010 acquisitions. Additional factors contributing to the increase in sales and marketing expense include a $1.8 million increase in marketing program expense as part of our strategy to expand our market share and further penetrate our existing customer base with sales of additional on demand solutions; a $2.0 million increase in stock-based compensation related to sales and marketing personnel; a $0.6 million increase in travel related expense; a $0.6 million increase in non-cash amortization expense as a result of our 2009 and 2010 acquisitions; and a $0.9 million increase in other general sales and marketing expense.

	Year Ended December 31,
	2010	2009	Change	% Change
	(in thousands)
General and administrative	$26,767	$18,923	$7,844	41.5%
Depreciation and amortization	1,561	1,287	274	21.3

Total general and administrative expense	$28,328	$20,210	$8,118	40.2

General and administrative. Total general and administrative expense increased $8.1 million, or 40.2%, in 2010 compared to 2009. The increase in general and administrative expense was primarily due to: a $4.3 million increase in personnel expense related to accounting, management information systems, legal, and human resources staff to support the growth in our business as well as provide the necessary organizational structure to support public company requirements; a $0.9 million increase in facilities expense primarily as a result of our 2009 and 2010 acquisitions, a $0.9 million increase in stock-based compensation related to general and administrative personnel; a $0.6 million increase in professional fees; a $0.3 million in depreciation expense; a $0.3 million increase in insurance expense; and $0.8 million increase in other general and administrative expense.

Interest Expense and Other, Net
Interest expense, net, increased $1.0 million, or 21.5%, in 2010 compared to 2009. The change in interest expense, net, was primarily due to: $0.5 million of accelerated interest expense associated with the early extinguishment of notes issued to our preferred stockholders in payment of dividends payable during the third quarter of 2010; $0.2 million of penalties incurred in connection with the early extinguishment of our secured subordinated promissory notes during the third quarter of 2010; and higher average debt balances related to the financing of our 2009 and 2010 acquisitions.
Provision for Taxes
As of December 31, 2010, we incurred tax expense of $0.7 million resulting from net income in foreign jurisdictions; deferred income taxes at a federal level as a result of net operating loss utilization; and state taxes where it is considered an income tax for financial reporting purposes but is assessed on adjusted gross revenue rather than adjusted net income.
Year Ended December 31, 2008 and 2009
Revenue

	Year Ended December 31,
	2009	2008	Change	% Change
	(in thousands, except dollar per unit data)

Revenue:
On demand	$128,377	$95,192	$33,185	34.9%
On premise	3,860	7,582	(3,722)	(49.1)
Professional and other	8,665	9,794	(1,129)	(11.5)

Total revenue	$140,902	$112,568	$28,334	25.2

On demand unit metrics:
Ending on demand units	4,551	3,833	718	18.7
Average on demand units	4,128	3,138	990	31.5
On demand revenue per average on demand unit	$31.10	$30.34	$0.76	2.5
On demand revenue. Our on demand revenue increased $33.2 million, or 34.9%, in 2009 as compared to 2008, primarily due to a 31.5% increase in the average on demand units managed with our on demand software solutions and an increase in the number of our on demand software solutions utilized by our existing customer base.
On premise revenue. On premise revenue decreased $3.7 million, or (49.1)%, in 2009 as compared to 2008, primarily due to the impact of our decision to cease actively marketing our on premise software solutions and our efforts to migrate customers of our on premise software solutions to our on demand software solutions. In addition, our on premise software solution for conventional multi-family properties, RentRoll, was discontinued and was no longer supported after July 2009.
Professional and other revenue. Professional and other services revenue decreased $1.1 million, or (11.5)%, in 2009 as compared to 2008, primarily due to a decrease in revenue from training and consulting services and a decrease in revenue from sub-meter installations.
Total revenue. Our total revenue increased $28.3 million, or 25.2%, in 2009 as compared to 2008, primarily due to an increase in rental property units managed with our on demand software solutions and improved penetration of our on demand software solutions into our customer base.
On demand unit metrics. As of December 31, 2009, one or more of our on demand software solutions was utilized in the management of 4.6 million rental housing units, representing an increase of approximately 718,000 units, or 18.7%, as compared to 2008. The increase in the number of rental units managed by one or more of our on demand software solutions was primarily due to new customer sales and marketing efforts, our 2009 acquisitions, which contributed approximately 3.8% of ending on demand units, and to a lesser degree, migration of our current customers from our on premise software solutions to our on demand software solutions. In 2009, our on demand revenue per average on demand unit was $31.10, representing an increase of $0.76, or 2.5%, as compared to 2008, primarily due to improved penetration of our on demand software solutions into our customer base.

Cost of Revenue

	Year Ended December 31,
	2009	2008	Change	% Change
	(in thousands)
Cost of revenue	$51,260	$40,783	$10,477	25.7%
Depreciation and amortization	7,253	5,275	1,978	37.5

Total cost of revenue	$58,513	$46,058	$12,455	27.0

Cost of revenue. Cost of revenue increased $12.5 million, or 27.0%, in 2009 as compared to 2008. The increase in cost of revenue was primarily due to: a $10.2 million increase from costs related to the increased sales of our solutions; a $1.1 million increase in non-cash amortization of acquired technology as a result of our 2008 and 2009 acquisitions; a $0.9 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and $0.3 million increase in stock-based compensation related to our professional services and data center operations personnel.
Operating Expenses

	Year Ended December 31,
	2009	2008	Change	% Change
	(in thousands)
Product development	$25,277	$26,514	$(1,237)	(4.7)%
Depreciation and amortization	2,169	2,292	(123)	(5.4)

Total product development expense	$27,446	$28,806	$(1,360)	(4.7)

Product development. Product development expense decreased $1.4 million, or (4.7)%, in 2009 as compared to 2008. The decrease in product development expense was primarily due to: the absence of non-recurring charges related to the discontinuance of a business development project in 2008; a decrease in third-party development costs; and a decrease in depreciation of property and equipment. The decrease was partially offset by an increase in stock-based compensation in 2009 related to our product development personnel.

	Year Ended December 31,
	2009	2008	Change	% Change
	(in thousands)
Sales and marketing	$23,744	$21,649	$2,095	9.7%
Depreciation and amortization	4,060	2,274	1,786	78.5

Total sales and marketing expense	$27,804	$23,923	$3,881	16.2

Sales and marketing. Sales and marketing expense increased $3.9 million, or 16.2%, in 2009 as compared to 2008. The increase in sales and marketing expense was primarily due to: a $1.7 million increase in non-cash intangible amortization related to our 2008 and 2009 acquisitions, which included acquired customer relationships and key supplier and vendor relationships; a $1.5 million increase in personnel expense and a $1.0 million increase in marketing program expense in 2009 as part of our strategy to expand our market share and further penetrate our existing customer base with sales of additional on demand software solutions; and a $0.2 million increase in stock-based compensation related to our sales and marketing personnel.

	Year Ended December 31,
	2009	2008	Change	% Change
	(in thousands)
General and administrative	$18,923	$12,979	$5,944	45.8%
Depreciation and amortization	1,287	1,156	131	11.3

Total general and administrative expense	$20,210	$14,135	$6,075	43.0

General and administrative. General and administrative expense increased $6.1 million, or 43.0%, in 2009 as compared to 2008. The increase in general and administrative expense was primarily due to: a $2.8 million increase in personnel expense and expense related to accounting, management information systems, legal, human resources and business development staff to support the growth in our business; a $0.7 million increase in legal fees primarily related to pursuing and closing acquisition opportunities; a $0.4 million increase in stock-based compensation; and an increase in various other general and administrative expenses driven by the investments in our administrative functions.

Interest Expense and Other, Net
Interest expense and other, net, increased $2.4 million, or 110.4%, in 2009 as compared to 2008. The increase in interest expense, net, was primarily due to higher average debt balances related to the financing of our acquisitions and the issuance of notes payable to holders of our preferred stock in December 2008 in payment of accrued dividends.
Provision for Taxes
We have not incurred federal income taxes due to the carry forward of net operating losses. At December 31, 2009, we had a net operating loss carry forward for federal income tax purposes of approximately $67.2 million that will begin to expire in 2018. We have historically offset all of our net deferred tax assets by a valuation allowance. However, in December 2009, based on current year income and our projections of future income, we concluded it was more likely than not that certain of our deferred tax assets would be realizable, and therefore the valuation allowance was reduced by $27.0 million.
Quarterly Results of Operations
The following table presents our unaudited consolidated quarterly results of operations for the eight fiscal quarters ended December 31, 2010. This information is derived from our unaudited consolidated financial statements, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our consolidated financial statements and the related notes to these financial statements included elsewhere in this filing.

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(in thousands)
Revenue:
On demand	$49,285	$43,097	$40,089	$37,207	$35,192	$33,069	$30,852	$29,264
On premise	2,126	2,127	2,424	1,868	514	468	1,441	1,437
Professional and other	2,648	2,804	2,296	2,303	2,431	2,117	2,175	1,942

Total revenue	54,059	48,028	44,809	41,378	38,137	35,654	34,468	32,643
Cost of revenue(1)	22,449	20,203	18,534	17,858	15,709	15,201	14,568	13,035

Gross profit	31,610	27,825	26,275	23,520	22,428	20,453	19,900	19,608
Operating expense:
Product development(1)	10,491	9,127	8,989	8,315	7,173	6,675	6,887	6,711
Sales and marketing(1)	11,900	9,428	8,825	7,540	7,428	7,363	6,833	6,180
General and administrative(1)	8,098	6,969	6,739	6,522	6,935	4,552	4,187	4,536

Total operating expense	30,489	25,524	24,553	22,377	21,536	18,590	17,907	17,427

Operating (loss) income	1,121	2,301	1,722	1,143	892	1,863	1,993	2,181
Interest expense and other, net	(752)	(1,822)	(1,463)	(1,464)	(1,422)	(1,123)	(998)	(985)

Net (loss) income before taxes	369	479	259	(321)	(530)	740	995	1,196
Income tax expense (benefit)	555	187	95	(118)	(26,246)	64	85	69

Net (loss) income	$(186)	$292	$164	$(203)	$25,716	$676	$910	$1,127

Net (loss) income attributable to common stockholders

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(in thousands)
Cost of revenue	$226	$140	$144	$123	$112	$103	$85	$67
Product development	904	627	530	507	400	277	252	246
Sales and marketing	1,952	201	176	164	148	135	117	98
General and administrative	513	391	442	300	241	211	159	154

Total stock-based compensation expense	$3,595	$1,359	$1,292	$1,094	$901	$726	$613	$565

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(as a percentage of total revenue)
Revenue:
On demand	91.2%	89.7%	89.5%	89.9%	92.3%	92.7%	89.5%	89.6%
On premise	3.9	4.4	5.4	4.5	1.3	1.3	4.2	4.4
Professional and other	4.9	5.8	5.1	5.6	6.4	5.9	6.3	5.9

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue:
Software and services	41.5	42.1	41.4	43.2	41.2	42.6	42.3	39.9

Gross profit	58.5	57.9	58.6	56.8	58.8	57.4	57.7	60.1

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(as a percentage of total revenue)
Operating expense:
Product development	19.4	19.0	20.1	20.1	18.8	18.7	20.0	20.6
Sales and marketing	22.0	19.6	19.7	18.2	19.5	20.7	19.8	18.9
General and administrative	15.0	14.5	15.0	15.8	18.2	12.8	12.1	13.9

Total operating expenses	56.4	53.1	54.8	54.1	56.5	52.1	52.0	53.4

Operating (loss) income	2.1	4.8	3.9	2.8	2.3	5.2	5.8	6.7
Interest expense and other, net	(1.4)	(3.8)	(3.3)	(3.5)	(3.7)	(3.1)	(2.9)	(3.0)

Net (loss) income before taxes	0.7	1.0	0.6	(0.8)	(1.4)	2.1	2.9	3.7
Income tax expense (benefit)	1.0	0.4	0.2	(0.3)	(68.8)	0.2	0.2	0.2

Net (loss) income	(0.3)	0.6	0.4	(0.5)	67.4	1.9	2.6	3.5

Our revenue increased in each of the quarters presented above primarily as a result of increases in rental property units managed with our on demand software solutions, successful efforts to increase the number of on demand software solutions utilized by our customer base and our 2010, 2009 and 2008 acquisitions. To date, we have not experienced any significant impact on our results of operations due to seasonality.
Cost of revenue increased over the course of the quarters presented above primarily due to increase in operating costs related to the increased sales of our solutions; higher technology support costs in order to support our growth; the cost of revenue added by our acquisitions; and higher non-cash amortization of technology acquired through our acquisitions. While cost of revenue increased in absolute dollars, gross margin has remained relatively consistent in each of the quarters presented. Cost of revenue as a percentage of total revenue increased during 2010 compared to 2009 primarily due to an increase in non-cash amortization of acquired technology as a result of our acquisitions and our investment in infrastructure and other support services.
Operating expense has steadily increased in absolute dollars over the course of the quarters presented above primarily due to increased personnel related expenses in support of our growth initiatives in addition to incremental expenses associated with acquired companies. Operating expense may vary as a result of the timing of sales and marketing activities, the timing of acquisitions or the discontinuance of projects, among other factors. For example, operating expense decreased from the fourth quarter of 2008 to the first quarter of 2009 primarily due to a decline in product development expense attributable to the discontinuance of a business development project during the fourth quarter of 2008. Additionally, during the fourth quarter of 2009, operating expense increased as a percentage of revenue when compared to the prior three quarters primarily as a result of an increase in general and administrative expense associated with higher professional fees and other costs related to pursuing acquisition opportunities combined with incremental general and administrative expense associated with the acquisitions we completed during the third and fourth quarters of 2009. Since our inception, we have made significant investments in developing new solutions, enhancing existing solutions, and expanding our sales and marketing efforts in order to increase our market share and to further penetrate our existing customer base with additional on demand software solutions. As a result of these investments, we have experienced significant revenue growth, which has resulted in a trend of decreased operating expense as a percentage of our total revenue.
Reconciliation of Quarterly Non-GAAP Financial Measures
Our investor and analyst presentations include Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income plus depreciation and asset impairment, amortization of intangible assets, interest expense, net, income tax expense (benefit), stock-based compensation expense and acquisition-related expense. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:
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

We do not place undue reliance on Adjusted EBITDA as our only measure of operating performance. Adjusted EBITDA should not be considered as a substitute for other measures of liquidity or financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do, that they do not reflect our capital expenditures or future requirements for capital expenditures and that they do not reflect changes in, or cash requirements for, our working capital. We compensate for the inherent limitations associated with using the Adjusted EBITDA measures through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net (loss) income.
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the eight fiscal quarters ended December 31, 2010:

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(in thousands)
Net (loss) income	$(186)	$292	$164	$(203)	$25,716	$676	$910	$1,127
Depreciation and asset impairment	2,714	2,606	2,595	2,456	2,299	2,419	2,470	2,043
Amortization of intangible assets	3,419	2,760	2,282	2,214	1,821	1,279	1,322	1,362
Interest expense, net	751	1,823	1,472	1,464	1,422	1,123	998	985
Income tax expense (benefit)	555	187	95	(118)	(26,246)	64	85	69
Stock-based compensation expense	3,595	1,359	1,292	1,094	901	726	613	565
Acquisition-related expense	168	60	69	324	824	20	—	—

Adjusted EBITDA	$11,016	$9,087	$7,968	$7,231	$6,737	$6,307	$6,398	$6,151

Liquidity and Capital Resources
Prior to our initial public offering, we financed our operations primarily through private placements of convertible preferred stock and common stock, secured credit facilities with commercial lenders, a private placement of subordinated debt securities and cash provided by operating activities. On August 11, 2010, our registration statement on Form S-1 (File No. 333-166397) relating to our initial public offering was declared effective by the SEC. We sold 6,000,000 shares of common stock in our initial public offering, resulting in proceeds, net of transaction expenses, of $57.5 million. On December 3, 2010, our registration statement on Form S-1 (File No 333-170667) relating to a public stock offering was declared effective by the SEC. We sold an additional 4,000,000 shares of common stock in the offering resulting in net proceeds, net of transaction expenses, of $98.4 million.
Our primary sources of liquidity as of December 31, 2010 consisted of $118.0 million of cash and cash equivalents, $10.0 million available under our revolving line of credit and $100.2 million of current assets less current liabilities (excluding $118.0 of cash and cash equivalents and $47.7 million of deferred revenue). To facilitate our acquisition of the assets of Level One in November 2010, we borrowed $30.0 million under our delayed draw term loans and utilized $24.0 million of the net proceeds from our initial public offering.
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions and to service our debt obligations. We expect that working capital requirements, capital expenditures and acquisitions will continue to be our principal needs for liquidity over the near term. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2014. We expect to fund these obligations from cash provided by operating activities or, with respect to a deferred payment of up to $8.0 million 18 months after the date of our Level One acquisition, the issuance of shares of our common stock at our election.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents) and our cash flow from operations, will be sufficient to fund our operations and planned capital expenditures and service our debt obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies, in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$27,690	$24,758	$7,962
Net cash (used) in investing activities	(84,119)	(24,676)	(32,320)
Net cash provided by financing activities	170,028	97	25,875
Net Cash Provided by Operating Activities
In 2010, we generated $27.7 million of net cash from operating activities representing an increase of $2.9 million, or 11.8%, compared to 2009. Our net cash from operating activities consisted of our net income of $0.1 million and net non-cash charges of $28.1 million partially offset by a $0.5 million use of operating cash flow resulting from changes in working capital. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense. The $0.5 million use of operating cash flow resulting from the changes in working capital was primarily due to higher accounts receivable balances, general timing differences in other current assets, accounts payable and other current liabilities, offset by an increase in deferred revenue.
In 2009, we generated $24.8 million of net cash from operating activities, which consisted of our net income of $28.4 million, offset by net non-cash income of $8.5 million, representing an increase of $16.8 million, or 211.0%, as compared to 2008. Net non-cash charges primarily consisted of a non-cash deferred tax benefit offset by depreciation, amortization and stock-based compensation expense. The increase in our net cash from operating activities in 2009 was primarily due to our net income, cash inflows from changes in working capital and greater collection of accounts receivable, which resulted in an improvement in the number of days that sales were outstanding from 68 days in 2008 to 57 days in 2009. This decrease in accounts receivable occurred despite an increase in revenues during the fourth quarter.
In 2008, we generated $8.0 million of net cash from operating activities, which consisted of our net loss of $3.2 million, offset by net non-cash charges of $13.9 million, representing an increase of $3.5 million, or 79.3%, as compared to 2007. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense. The increase in our net cash from operating activities in 2008 was primarily due to cash outflows from changes in working capital including an increase in accounts receivable of $7.6 million from increased sales during the fourth quarter, partially offset by an increase in deferred revenues of $5.6 million. The increase in our net cash from operating activities in 2008 was primarily due to a reduction in our net loss, an increase of $6.3 million in non-cash charges and an increase in deferred revenue from increased sales during the fourth quarter, partially offset by increases in accounts receivable.
Net Cash Used in Investing Activities
In 2010, our investing activities used $84.1 million. Investing activities consisted of acquisition consideration of $70.4 million net of cash acquired for our 2010 acquisitions, acquisition-related payments of $1.5 million for commitments related to prior years’ acquisitions and $12.2 million of capital expenditures. The increase in cash used in investing activities from 2009 relates to the consideration paid net of cash acquired for our 2010 acquisitions combined with an increase in capital spending.
In 2009, our investing activities used $24.7 million. Investing activities consisted of acquisition consideration of $11.6 million net of cash acquired for our 2009 acquisitions, acquisition-related payments of $3.6 million for commitments related to prior years’ acquisitions and $9.5 million of capital expenditures. The decrease in cash used in investing activities from 2008 relates to a decrease in capital spending of $0.8 million combined with a decrease in acquisition-related payments of $6.9 million.
In 2008, our investing activities used $32.3 million. Investing activities consisted of $20.1 million for our 2008 acquisitions, acquisition-related payments of $1.9 million for commitments related to prior years’ acquisitions and capital expenditures of $10.3 million. The increase in cash used in investing activities from 2007 relates to an increase in capital spending of $3.1 million and an increase in acquisition-related payments of $13.0 million.
Capital expenditures as of December 31, 2010, 2009 and 2008 were primarily related to investments in technology infrastructure to support our growth initiatives.

Net Cash Provided by Financing Activities
Our financing activities provided $170.0 million in 2010, representing an increase of $169.9 million, as compared to the same period of 2009. Cash provided by financing activities during 2010 was used to support our operations, as a funding source for acquisitions and for capital expenditures related to the expansion of our technology infrastructure. Cash provided by financing activities in 2010 was primarily related to net proceeds from our initial public offering on August 11, 2010, a subsequent public stock offering on December 10, 2010 and $40.0 million of proceeds as a result of borrowing from our credit facility. Related to our August 11, 2010 initial public offering, we sold 6,000,000 shares of common stock resulting in proceeds, net of transaction expenses, of $57.5 million. Related to our December 3, 2010 public stock offering, we sold an additional 4,000,000 shares of common stock in the offering resulting in net proceeds, net of transaction expenses, of $98.4 million. Cash proceeds were partially offset by payments to extinguish our secured subordinated promissory notes and our preferred stockholder notes payable of $10.0 million and $6.5 million, respectively, in the third quarter of 2010, combined with aggregate principal payments of $11.3 million for scheduled term debt maturities, capital lease obligations and preferred stockholder notes payable. Additionally, during 2010, we paid $0.7 million of preferred stock dividends that had accrued on our convertible preferred stock, which were offset by $2.4 million in proceeds from the issuance of common stock.
Our financing activities provided $0.1 million in 2009, representing a decrease of $25.8 million, or 99.6%, as compared to 2008. Cash provided by financing activities in 2009 was primarily related to net proceeds from refinancing our credit facility, offset by payments for scheduled term debt maturities, capital lease obligations and preferred stockholder notes payable.
Our financing activities provided $25.9 million in 2008, representing an increase of $13.9 million, or 116.5%, as compared to 2007. On February 22, 2008, in order to secure capital for future growth and business development activities, we entered into a securities purchase agreement whereby investors purchased an aggregate of 1,512,498 shares of Series C convertible preferred stock at a purchase price of $9.00 per share resulting in $13.4 million of net proceeds. Additionally, we had net proceeds of $4.5 million from our credit facility, $10.0 million of proceeds from a private placement of a note purchase agreement and common stock issuances of $0.6 million resulting from employees’ and third parties’ exercise of stock options and warrants. These proceeds were offset by $2.6 million of scheduled payments of capital lease obligations.
Cash provided by financing activities during 2010 was used to support our operations until we achieved positive operating cash flow, as a funding source for acquisitions and for capital expenditures related to the expansion of our technology infrastructure.
Contractual Obligations, Commitments and Contingencies
The following table summarizes, as of December 31, 2010, our minimum payments for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
		Less Than			More Than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Long-term debt obligations	$66,039	$10,781	$21,563	$33,695	$—
Interest payments on long-term debt obligations(1)	7,035	2,532	3,749	754	—
Capital (finance) leases	604	539	65	—	—
Operating lease obligations	27,712	5,771	9,915	9,350	2,676
Acquisition-related liabilities(2)	12,559	2,058	10,215	286	—

	$113,949	$21,681	$45,507	$44,085	$2,676

(1)	The amount of interest payments on long-term debt obligations represents current obligations using rates in effect as of December 31, 2010.

(2)	We have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2014.
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
In September 2010, we entered into an amendment to the credit facility. Under the terms of the September 2010 amendment, the definition of “fixed charges” under the credit facility was amended to specifically exclude the cash dividend and debt repayments made with the proceeds of our initial public offering.
In November 2010, we entered into an additional amendment to the credit facility and obtained consent to the Level One acquisition. Under the terms of the November 2010 amendment, we increased the maximum allowable “senior leverage ratio” under the credit facility as further described below and amended the definition of “permitted indebtedness” in the credit facility to permit amounts payable in the future pursuant to the Level One acquisition. In addition, we borrowed $30.0 million on our delayed draw term loans to facilitate the acquisition.
In February 2011, we entered into a further amendment to the Credit Agreement. Under the terms of the February 2011 amendment, our revolving line of credit was increased from $10.0 million to $37.0 million. In addition, the interest rates on the term loan and revolving line of credit were amended to provide for a rate that is dependent on our senior leverage ratio and will range from a stated rate of 2.75% — 3.25% plus LIBOR or, at our option, a stated rate of 0.0% — 0.5% plus a base rate (Wells Fargo’s prime rate or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Principal payments on the term loan and outstanding revolver balance remain consistent with the previous amendments.
Our credit facility contains customary covenants which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; make investments, including acquisitions; enter into transactions with affiliates; and make capital expenditures. Our credit facility additionally contains customary affirmative covenants, including requirements to, among other things, take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permits the assignment of the contract to our lenders; subject in each case to customary exceptions and qualifications. We are also required to comply with a fixed charge coverage ratio, which is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, of 1.225:1.00 for the 12-month period ended September 30, 2010 and 1.25:1:00 for each 12-month period ending at the end of a fiscal quarter thereafter, and a senior leverage ratio, which is a ratio of the outstanding principal balance of our term loan plus our outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 1.85:1.00 for each period from July 31, 2010 until October 31, 2010, then 2.35:1.00 for each period until December 31, 2010, then 2.75:1.00 for each fiscal quarter after December 31, 2010.
We have obtained waivers under our credit facility, which were not related to a decline in our cash flow. As a result of our ongoing communications with the lenders under our credit facility, our lenders were aware of the transactions and circumstances leading up to the waivers and we expected to receive their approval with regard to such transactions and circumstances, whether in the form of a consent, waiver, amendment or otherwise. Specifically, we have obtained waivers under our credit facility in connection with procedural requirements under our credit agreement relating to: two acquisition transactions we entered into in September 2009; an update to the credit agreement schedules to include a certain arrangement we have in place, and had in place at the time of closing of the credit facility, with our subsidiary that serves as a special purpose vehicle for processing payments, including a guaranty made by us for the benefit of our subsidiary in favor of Wells Fargo Bank; the payment of cash dividends of approximately $16,000 more than the amount agreed to by the lenders; and with respect to our fixed charge coverage ratio as a result of payments approved by our board of directors and discussed with our lenders for a cash dividend paid in December 2009 and for payments on promissory notes held by holders of our preferred stock in connection with a prior declared dividend. The fixed charge coverage ratio is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, and was required to be 1.225:1.00 for the three-month period ending September 30, 2009 and the six-month period ended December 31, 2009. Our actual fixed charge coverage ratio for such periods was 1.22 to 1.00 and 1.22 to 1.00, respectively. However, excluding the impact of dividend related payments our fixed charge coverage ratio for such periods was 1.72 to 1:00 and 1.44 to 1.00 respectively. In addition to the waivers we obtained from our lenders, on February 10, 2010, we entered into an amendment to the credit facility with the lenders to, among other things, amend the definition of “fixed charges” to specifically exclude the cash dividend payment. In the event the lenders did not waive these defaults or fail to waive any other default under our credit facility, the obligations under the credit facility could be accelerated, the applicable interest rate under the credit facility could be increased, and our subsidiaries that have guaranteed the credit facility could be required to pay the obligations in full, and our lenders would be permitted to exercise remedies with respect to all of the collateral that is securing the credit facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default that is not cured or waived could have a material adverse effect on our liquidity and financial condition.
In August 2008, we entered into a note purchase agreement with a separate lender. Under the terms of the agreement, we issued secured promissory notes, or the Notes, in the amount of $10.0 million with an interest rate of 13.75%, payable quarterly. The Notes were collateralized by all of our personal property and are subordinated to the Credit Agreement. In August 2010, with the proceeds from our initial public offering, we repaid the $10.0 million balance on the Notes.
On December 30, 2008 and April 23, 2010, in connection with a declaration of payment of dividends that had accrued on our convertible preferred stock, we issued promissory notes to the holders of our convertible preferred stock in an aggregate principal amount of $11.1 million and $0.4 million, respectively. The preferred stockholder notes bore an interest at a rate of 8% and were payable in 16 consecutive quarterly payments of principal and interest. Upon closing of our initial public offering, we repaid the $6.5 million balance on our preferred stockholder notes with the proceeds from our initial public offering.
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
Recent Accounting Pronouncements
Accounting Standards Codification
In September 2009, we adopted the Accounting Standards Codification, or ASC, established by the Financial Accounting Standards Board, or FASB. The FASB established the ASC as the single source of authoritative non-governmental GAAP, superseding various existing authoritative accounting pronouncements. It eliminates the previous GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue an Accounting Standards Update, or ASU. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC.
Business Combinations
In December 2007, the FASB issued guidance regarding business combinations, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We applied these provisions to our 2009 acquisitions which resulted in expensing related transaction costs and valuing contingent consideration at the date of acquisition.
Fair Value Measurements
In September 2009, the FASB issued an ASU providing clarification for measuring the fair value of a liability when a quoted price in an active market for the identical liability is not available. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This ASU is effective for fiscal periods beginning after August 27, 2009. We do not believe this update will have a material impact on its consolidated financial statements.

Multiple Element Arrangements
In October 2009, the FASB issued an ASU that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the existing criteria that objective and reliable evidence of fair value for undelivered products or services exist in order to be able to separately account for deliverables. Additionally, the ASU provides for elimination of the use of the residual method of allocating arrangement consideration and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables that can be accounted for separately based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We adopted these accounting standards for all periods herein.
In October 2009, the FASB issued an ASU that changes the criteria for determining when an entity should account for transactions with customers using the revenue recognition guidance applicable to the selling or licensing of software. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not believe this update will have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
We had cash and cash equivalents of $118.0 million and $4.4 million at December 31, 2010 and 2009, respectively.
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
We had total outstanding debt of $66.0 million and $51.9 at December 31, 2010 and 2009, respectively. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.6 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
RealPage, Inc.
We have audited the accompanying consolidated balance sheets of RealPage, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index under Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RealPage, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth within.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations on January 1, 2009.
/s/ Ernst & Young LLP
Dallas, Texas
February 28, 2011

RealPage, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$118,010	$4,427
Restricted cash	15,346	14,886
Accounts receivable, less allowance for doubtful accounts of $1,370 and $2,222 at December 31, 2010 and 2009, respectively	29,577	25,841
Deferred tax asset, net of valuation allowance	1,529	3,110
Other current assets	6,060	2,739

Total current assets	170,522	51,003
Property, equipment, and software, net	24,515	20,749
Goodwill	73,885	27,366
Identified intangible assets, net	54,361	22,891
Deferred tax asset, net of valuation allowance	17,322	17,803
Other assets	2,187	2,301

Total assets	$342,792	$142,113

Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$4,787	$3,705
Accrued expenses and other current liabilities	15,436	10,830
Current portion of deferred revenue	47,717	39,976
Current portion of long-term debt	10,781	8,412
Customer deposits held in restricted accounts	15,253	15,127

Total current liabilities	93,974	78,050
Deferred revenue	7,947	9,452
Long-term debt, less current portion	55,258	43,449
Other long-term liabilities	13,029	5,806

Total liabilities	170,208	136,757
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, Series A and A1, $0.001 par value: zero and 25,906,250 shares authorized, issued and outstanding at December 31, 2010 and 2009, respectively (liquidation value zero and $51,823 at December 31, 2010 and 2009, respectively)	—	51,786
Redeemable convertible preferred stock, Series B, $0.001 par value: zero and 1,625,000 shares authorized, issued and outstanding at December 31, 2010 and 2009, respectively (liquidation value zero and $6,500 at December 31, 2010 and 2009, respectively)	—	6,491
Redeemable convertible preferred stock, Series C, $0.001 par value: zero and 1,512,498 shares authorized, issued and outstanding at December 31, 2010 and 2009, respectively (liquidation value zero and $13,613 at December 31, 2010 and 2009, respectively)	—	13,555
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares outstanding at December 31, 2010 and 2009, respectively	—	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value: 125,000,000 and 67,500,000 shares authorized, 68,703,366 and 26,667,319 shares issued and 68,490,277 and 26,460,781 shares outstanding at December 31, 2010 and 2009, respectively	69	27
Additional paid-in capital	263,219	24,232
Treasury stock, at cost: 213,089 and 206,538 shares at December 31, 2010 and 2009, respectively	(958)	(938)
Accumulated deficit	(89,730)	(89,797)
Accumulated other comprehensive loss	(16)	—
Total stockholders’ equity (deficit)	172,584	(66,476)

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$342,792	$142,113

See accompanying notes

RealPage, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue:
On demand	$169,678	$128,377	$95,192
On premise	8,545	3,860	7,582
Professional and other	10,051	8,665	9,794

Total revenue	188,274	140,902	112,568
Cost of revenue(1)	79,044	58,513	46,058

Gross profit	109,230	82,389	66,510
Operating expense:
Product development(1)	36,922	27,446	28,806
Sales and marketing(1)	37,693	27,804	23,923
General and administrative(1)	28,328	20,210	14,135

Total operating expense	102,943	75,460	66,864

Operating (loss) income	6,287	6,929	(354)
Interest expense and other, net	(5,501)	(4,528)	(2,152)

(Loss) income before income taxes	786	2,401	(2,506)

Income tax expense (benefit)	719	(26,028)	703

Net (loss) income	$67	$28,429	$(3,209)

Net (loss) income attributable to common stockholders
Basic	$(2,877)	$10,611	$(10,658)
Diluted	$(2,877)	$10,611	$(10,658)
Net (loss) income per share attributable to common stockholders
Basic	$(0.07)	$0.44	$(0.77)
Diluted	$(0.07)	$0.42	$(0.77)
Weighted average shares used in computing net (loss) income per share attributable to common stockholders
Basic	39,737	23,934	13,886
Diluted	39,737	25,511	13,886

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2010	2009	2008
Cost of revenue	$633	$367	$104
Product development	2,568	1,175	727
Sales and marketing	2,493	498	277
General and administrative	1,646	765	368
See accompanying notes

RealPage, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(in thousands)

	Redeemable					Accumulated
	Convertible				Additional	Other				Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	(Deficit) Equity
Balance as of January 1, 2008	27,532	78,534	10,638	11	8,037	—	(115,017)	—	—	(106,969)
Issuance of redeemable convertible preferred stock	1,512	13,357	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	7,698	—	—	(7,698)	—	—	—	—	(7,698)
Exercise of stock options	—	—	332	1	770	—	—	—	—	771
Exercise of stock warrants	—	—	4,653	4	267	—	—	—	—	271
Conversion of redeemable convertible preferred stock dividends		(27,914)	8,148	9	16,841	—	—	—	—	16,850
Treasury stock purchase, at cost	—	—	—	—	—	—	—	(69)	$(449)	(449)
Stock-based compensation	—	—	—	—	1,476	—	—	—	—	1,476
Net (loss)	—	—	—	—	—	—	(3,209)	—	—	(3,209)

Balance as of December 31, 2008	29,044	71,675	23,771	25	19,693	—	(118,226)	(69)	(449)	(98,957)
Accretion of redeemable convertible preferred stock	—	5,678	—	—	(5,678)	—	—	—	—	(5,678)
Exercise of stock options	—	—	178	—	543	—	—	—	—	543
Exercise of stock warrants	—	—	200	—	4	—	—	—	—	4
Common stock warrants converted	—	—	16	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock dividends	—	(5,521)	1,419	1	3,004	—	—	—	—	3,005
Issuances related to acquisitions	—	—	1,083	1	3,861	—	—	—	—	3,862
Treasury stock purchase, at cost	—	—	—	—	—	—	—	(137)	(489)	(489)
Stock-based compensation	—	—	—	—	2,805	—	—	—	—	2,805
Net income	—	—	—	—	—	—	28,429	—	—	28,429

Balance as of December 31, 2009	29,044	71,832	26,667	27	24,232	—	(89,797)	(206)	(938)	(66,476)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	(16)	—	—	—	(16)
Net income	—	—	—	—	—	—	67	—	—	67

Total comprehensive income										51
Accretion of redeemable convertible preferred stock	—	3,030	—	—	(3,030)	—	—	—	—	(3,030)
Exercise of stock options	—	—	1,604	2	2,401	—	—	—	—	2,403
Common stock warrants converted	—	—	8	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock dividends	—	(1,161)	343	—	726	—	—	—	—	726
Conversion of redeemable convertible preferred stock due to initial public offering	(29,044)	(73,701)	29,568	30	73,005	—	—	—	—	73,035
Issuance of restricted stock	—	—	513	—	3,274	—	—	—	—	3,274
Treasury stock purchase, at cost	—	—	—	—	—	—	—	(7)	(20)	(20)
Issuance of common stock through public offerings, net of issuance costs			10,000	10	155,161					155,171
Excess tax benefit from stock options					110					110
Stock-based compensation	—	—	—	—	7,340	—	—	—	—	7,340

Balance as of December 31, 2010	—	$—	68,703	$69	$263,219	$(16)	$(89,730)	(213)	$(958)	$172,584

See accompanying notes.

RealPage, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$67	$28,429	$(3,209)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	20,956	14,769	10,997
Deferred tax expense (benefit)	(85)	(26,308)	489
Stock-based compensation	7,340	2,805	1,476
Excess tax benefit from stock options	(161)	—	—
Loss on disposal of assets	57	127	115
Impairment of assets	33	119	830
Acquisition-related contingent consideration	8	—	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(2,068)	2,407	(7,622)
Customer deposits	(334)	255	(105)
Other current assets	(3,162)	559	(203)
Other assets	155	(1,140)	(290)
Accounts payable	699	645	(579)
Accrued compensation, taxes and benefits	404	(461)	934
Deferred revenue	1,319	1,094	5,561
Other current and long-term liabilities	2,462	1,458	(432)

Net cash provided by operating activities	27,690	24,758	7,962
Cash flows from investing activities:
Purchases of property, equipment and software	(12,178)	(9,509)	(10,263)
Acquisition of businesses, net of cash acquired	(71,941)	(15,167)	(22,057)

Net cash used by investing activities	(84,119)	(24,676)	(32,320)

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discount and offering costs	155,946	—	—
Proceeds from notes payable	40,000	35,000	15,521
Payments on notes payable	(26,257)	(16,853)	(2,454)
Proceeds from (payments on) revolving credit facility, net	—	(10,000)	1,416
Payments on capital lease obligations	(1,539)	(5,592)	(2,558)
Issuance of redeemable convertible preferred stock, net of costs	—	—	13,357
Preferred stock dividend	(666)	(2,516)	—
Issuance of common stock	2,403	547	1,042
Excess tax benefit from stock options	161	—	—
Purchase of treasury stock	(20)	(489)	(449)

Net cash provided by financing activities	170,028	97	25,875

Net increase in cash and cash equivalents	113,599	179	1,517
Effect of exchange rate on cash	(16)	—	—
Cash and cash equivalents:
Beginning of period	4,427	4,248	2,731

End of period	$118,010	$4,427	$4,248

Supplemental cash flow information:
Cash paid for interest	$5,268	$3,833	$2,651

Cash paid for income taxes, net of refunds	$193	$228	$117

Non-cash financing activities:
Fixed assets acquired under capital leases	$—	$2,462	$2,077

Accrued dividends and accretion of preferred stock	$3,030	$5,678	$7,698

Conversion of preferred stock to common shares	$73,761	$3,005	$16,850

See accompanying notes.

RealPage, Inc.
Notes To Consolidated Financial Statements
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
Reverse Stock Split
On July 22, 2010, the board of directors approved an amended and restated certificate of incorporation that effected a reverse stock split of every two outstanding shares of preferred stock and common stock into one share of preferred stock or common stock, respectively. The par value of the common and redeemable convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, restricted stock, redeemable convertible preferred stock, warrants for common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on July 23, 2010.
Initial Public Offering
On August 11, 2010, our registration statement on Form S-1 (File No 333-166397) relating to our initial public offering was declared effective by the Securities and Exchange Commission (“SEC”). We sold 6,000,000 shares of common stock in our initial public offering. Our common stock began trading on August 12, 2010 on the NASDAQ Global Select Stock Market under the symbol “RP,” and our initial public offering closed on August 17, 2010. Upon closing of our initial public offering, all outstanding shares of our preferred stock, including a portion of accrued but unpaid dividends on our outstanding shares of Series A, Series A1 and Series B convertible preferred stock, were converted into 29,567,952 shares of common stock.
In connection with the consummation of our initial public offering, our Board of Directors and stockholders approved our Amended and Restated Certificate of Incorporation (the “Restated Certificate”), which was filed with the Delaware Secretary of State and became effective on August 17, 2010. The Restated Certificate provides for two classes of capital stock to be designated, respectively, Common Stock and Preferred Stock. The total number of shares which the Company is authorized to issue is 135,000,000 shares: 125,000,000 shares are Common Stock, par value $0.001 per share, and 10,000,000 shares are Preferred Stock, par value $0.001 per share.
On December 6, 2010, our registration statement on Form S-1 (File No 333-170667) relating to a public stock offering was declared effective by the SEC. We sold an additional 4,000,000 shares of common stock in the offering. The offering closed on December 10, 2010.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheets as of December 31, 2010 and 2009 and the accompanying consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2010, 2009 and 2008 represent our financial position, results of operations and cash flows as of and for the periods then ended. The consolidated financial statements include the accounts of RealPage, Inc. and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Accounting Reclassification
In the second quarter of 2010, an adjustment was made to reclassify amounts previously reported as current portion of deferred revenue. This adjustment resulted in increase to the long term portion of deferred revenue of $4.0 million and $3.5 million as of December 31, 2009 and 2008, respectively, and corresponding decreases in the current portion of deferred revenue. These changes did not have an impact on our consolidated statements of operations or statements of cash flows for any period presented.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenues for the periods ended December 31, 2010, 2009 and 2008 were in North America.
Net long-lived assets held were $24.0 million and $20.3 million in North America, and $0.5 million and $0.5 million in our international subsidiaries at December 31, 2010 and 2009, respectively.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; purchase accounting allocations and related reserves; revenue and deferred revenue; stock-based compensation; and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates.
Cash Equivalents
We consider all highly liquid investments with a maturity date, when purchased, of three months or less to be cash equivalents.
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
No single customer accounted for 5% or more of our revenue or accounts receivable for the years ended December 31, 2010, 2009 or 2008.
Fair Value of Financial Instruments
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of our debt and other long-term liabilities approximates their fair value. The fair value of debt was based upon our management’s best estimate of interest rates that would be available for similar debt obligations as of December 31, 2010 and 2009 and was consistent with the interest rates we received in connection with the refinancing of our debt obligations in June 2010.

Accounts Receivable
For several of our solutions, we invoice customers prior to the period in which service is provided. Accounts receivable represent trade receivables from customers when we have invoiced for software solutions and/or services and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer cancelling prior to the service being rendered. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends. As a result, a portion of our allowance is for services not yet rendered and, therefore, is charged as an offset to deferred revenue, which does not have an effect on the statement of operations. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.
Property, Equipment and Software
Property, equipment and software are recorded at cost less accumulated depreciation and amortization, which are computed using the straight-line method over the following estimated useful lives:

Leasehold improvements	1-10 years
Data processing and communications equipment	3-10 years
Furniture, fixtures and other equipment	3-5 years
Software	3 years
Software includes purchased software and internally developed software. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the assets.
Business Combinations
When we acquire businesses, we allocate the total consideration paid to the fair value of the tangible assets, liabilities, and identifiable intangible assets acquired. Any residual purchase consideration is recorded as goodwill. The allocation of the purchase price requires our management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, in particular with respect to identified intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of these estimates. In accordance with new accounting guidance, beginning in 2009, we began including the fair value of contingent consideration to be paid within the total consideration allocated to the fair value of the assets acquired and liabilities assumed. This requires us to make estimates regarding the fair value of the amounts to be paid. Additionally, we expense acquisition-related costs as incurred rather than including as a component of purchase price.
Impairment of Long-Lived Assets
We perform an impairment review of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant under-performance relative to projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business and/or product strategies. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of these indicators, we determine the recoverability by comparing the carrying amount of the asset or asset group to net future undiscounted cash flows that the asset or assets are expected to generate. We would then recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset or assets.
In December 2008, we decided to sell certain assets associated with one of our service offerings with a net book value of $1.8 million. Assets identified for sale were written down to their estimated market value at December 31, 2008, resulting in a loss of $0.8 million. The estimated market value of $1.0 million was based on observable prices for similar assets. We have recorded these assets in other current assets in the consolidated balance sheet at December 31, 2008. During 2009, a portion of these assets were sold. The balance of these assets at December 31, 2009, was $0.2 million. As the held for sale criteria were no longer met, these assets were reclassified to fixed assets at December 31, 2009.

Goodwill and Other Intangible Assets with Indefinite Lives
We test goodwill and other intangible assets with indefinite lives for impairment separately on an annual basis in the fourth quarter of each year. Additionally, we will test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. The events and circumstances that we consider include significant under-performance relative to projected future operating results and significant changes in our overall business and/or product strategies. We evaluate impairment of goodwill using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying amount of the goodwill of that reporting unit and determination of the impairment charge, if any. We evaluate other intangible assets with indefinite lives by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach model. If the carrying amount of the other intangible assets with indefinite lives exceeds the fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. There was no impairment of goodwill or intangible assets with indefinite lives in 2010, 2009 or 2008.
Intangible Assets
Intangible assets consist of acquired developed product technologies, acquired customer relationships, vendor relationships, non-competition agreements and tradenames. We record intangible assets at fair value and amortize those with finite lives over the shorter of the contractual life or the estimated useful life. We estimate the useful lives of acquired developed product technologies and customer relationships based on factors that include the planned use of each developed product technology and the expected pattern of future cash flows to be derived from each developed product technology and existing customer relationships. We include amortization of acquired developed product technologies in cost of revenue, amortization of acquired customer relationships in sales and marketing expenses and amortization of vendor relationships and non-competition agreements in general and administrative expenses in our consolidated statements of operations.
Income Taxes
Income taxes are provided based on the liability method, which results in income tax assets and liabilities arising from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The liability method requires the effect of tax rate changes on current and accumulated deferred income taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized.
We may recognize a tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. Upon our adoption of the related standard, there was no liability for uncertain tax positions due to the fact that there were no identified tax benefits that were considered uncertain positions.
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. We evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include historical earnings, our latest forecast of taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
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

In addition, we have arrangements that include perpetual licenses with maintenance and other services to be provided over a fixed term. We allocate and defer revenue equivalent to the VSOE of fair value for the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. We have determined that we do not have VSOE of fair value for our customer support and professional services in these specific arrangements. As a result, the elements within our multiple-element sales agreements do not qualify for treatment as separate units of accounting. Accordingly, we account for fees received under multiple-element arrangements with customer support or other professional services as a single unit of accounting and recognize the entire arrangement ratably over the longer of the customer support period or the period during which professional services are rendered.
Professional and Other Revenue
Professional & other revenue is recognized as the services are rendered for time and material contracts. Training revenues are recognized after the services are performed.
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our subscription service described above and is recognized as the revenue recognition criteria are met. For several of our solutions, we invoice our customers in annual, monthly or quarterly installments in advance of the commencement of the service period. Accordingly, the deferred revenue balance does not represent the total contract value of annual subscription agreements.
Cost of Revenue
Cost of revenue consists primarily of salaries and related personnel expenses of our operations and support personnel, including training and implementation services, expenses related to the operation of our data center, fees paid to third-party providers, allocations of facilities overhead costs and depreciation, amortization of acquired technologies and amortization of capitalized software.
Customer Acquisition Costs
The costs of obtaining new customers are expensed as incurred.
Share-Based Compensation
We record stock-based compensation expense for options granted to employees based on the estimated fair value for the awards, using the Black-Scholes option pricing model on the date of grant. We recognize expense over the requisite service period, which is generally the vesting period, on a straight-line basis.
At each stock option grant date, we utilize peer group data to calculate our expected volatility. Expected volatility is based on historical volatility rates of publicly traded peers. Expected life is computed using the mid-point between the vesting period and contractual life of the options granted. The risk-free rate is based on the treasury yield rate with a maturity corresponding to the expected option life assumed at the grant date. We do not estimate forfeitures as the awards vest quarterly over the related service term.
Changes to the underlying assumptions may have a significant impact on the underlying value of the stock options, which could have a material impact on our consolidated financial statements.
We have granted stock options at exercise prices believed to be equal to or above the fair market value of our common stock, as of the grant date. Given the absence of any active market for our common stock before our initial public offering, the fair market value of the common stock underlying stock options granted was determined by our compensation committee, with input from our management, and considered contemporaneous third-party valuations.
The fair value of our time-based restricted stock awards is based on the closing price on the date of grant. We recognize expense over the requisite service period, which is generally the vesting period, on a straight-line basis. For our performance-based restricted stock awards, we recognized compensation expense over the requisite service period when it becomes probable the performance condition will be achieved.

Capitalized Product Development Costs
We capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to external users, as well as software programs to be used solely to meet our internal needs. The costs incurred in the preliminary stages of development related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including costs of materials, services and payroll and payroll-related costs for employees, are capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. We capitalized $1.4 million and $1.4 million of product development costs during the years ended December 31, 2010 and 2009, respectively, and recognized amortization expense of $1.3 million, $1.3 million and $0.9 million during the years ended December 31, 2010, 2009 and 2008, respectively, included as a component of cost of revenue. Unamortized product development cost was $3.2 million and $3.1 million at December 31, 2010 and 2009, respectively. Our management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2010, 2009 or 2008.
Advertising Expenses
Advertising costs are expensed as incurred and totaled $7.7 million, $5.9 million and $4.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Accrued compensation, payroll taxes, and benefits	$6,946	$5,034
Current portion of capital leases	525	1,540
Current portion of liabilities related to acquisitions	2,058	1,903
Other current liabilities	5,907	2,353

Total accrued expenses and other current liabilities	$15,436	$10,830

Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Capital leases, less current portion	$65	$589
Long-term liabilities related to acquisitions, less current portion	10,501	2,455
Other long-term liabilities	2,463	2,762

Total other long-term liabilities	$13,029	$5,806

Recently Issued Accounting Standards
In September 2009, we adopted the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC). The FASB established the ASC as the single source of authoritative non-governmental GAAP, superseding various existing authoritative accounting pronouncements. It eliminates the previous GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue an Accounting Standards Update (ASU). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC.

In December 2007, the FASB issued guidance regarding business combinations, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We applied these provisions to our 2010 and 2009 acquisitions which resulted in expensing related transaction costs and valuing contingent consideration at the date of acquisition. See Note 3.
In September 2009, the FASB issued an ASU providing clarification for measuring the fair value of a liability when a quoted price in an active market for the identical liability is not available. It also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability The adoption had no impact on our consolidated results of operations or financial position.
3. Acquisitions
2010 Acquisitions
In November 2010, we acquired certain of the assets of Level One, LLC and L1 Technology, LLC (collectively “Level One”), subsidiaries of IAS Holdings, LLC, for approximately $61.9 million, which included a cash payment of $53.9 million at closing and a deferred payment of up to approximately $8.0 million, payable in cash or the issuance of our common stock eighteen months after the acquisition date. The acquisition of Level One further expanded our ability to provide on demand leasing center services. To facilitate the acquisition, we borrowed $30.0 million on our delayed draw term loans and utilized $24.0 million of the net proceeds from our initial public offering. In addition, we amended our Credit Agreement to modify certain financial covenants to consider the impact of the acquisition.
Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.3 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill associated with this acquisition is deductible for tax purposes.
We allocated the purchase price for Level One as follows:

Level One
(in thousands)
Intangible assets:
Developed product technologies	$692
Customer relationships	18,300
Tradenames	3,740
Goodwill	36,897
Deferred revenue	(352)
Net other assets	2,573

Total purchase price, net of cash acquired	$61,850

In July 2010, we purchased 100% of the outstanding stock of eReal Estate Integration, Inc. (“eREI”) for approximately $8.6 million, net of cash acquired, which included a cash payment of $3.8 million and an estimated cash payment payable upon the achievement of certain revenue targets (acquisition-related contingent consideration) and the issuance of 499,999 restricted common shares, which vest as certain revenue targets are achieved as defined in the purchase agreement. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.8 million. In addition, we recorded the fair value of the restricted common shares of $3.3 million. These fair values were based on management’s estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment and the related restricted common shares have a maximum value of $1.8 million and $4.4 million, respectively.

This acquisition was financed from proceeds from our revolving line of credit and cash flows from operations. The acquisition of eREI improved our lead management and lead syndication capabilities. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill associated with this transaction is not deductible for tax purposes.
We allocated the purchase price for eREI as follows:

eREI
(in thousands)
Intangible assets:
Developed product technologies	$5,279
Customer relationships	498
Tradenames	844
Goodwill	4,664
Net other assets	(2,662)

Total purchase price, net of cash acquired	$8,623

The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets. This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of December 31, 2010, our liability for the estimated cash payment was $1.0 million. During 2010, we recognized costs of $8,000 due to changes in the estimated fair value of the cash acquisition-related contingent consideration.
In February 2010, we acquired the assets of Domin-8 Enterprise Solutions, Inc. (“Domin-8”). The acquisition of these assets improved our ability to serve our multi-family clients with mixed portfolios that include smaller, centrally-managed apartment communities. The aggregate purchase price at closing was $12.9 million, net of cash acquired, which was paid upon acquisition of the assets. We acquired deferred revenue as a contractual obligation, which was recorded at its assessed fair value of $4.5 million. The fair value of the deferred revenue was determined based on estimated costs to support acquired contracts plus a reasonable margin. The acquired intangibles were recorded at fair value based on assumptions made by us. The customer relationships have useful lives of approximately six years and are amortized in proportion to the estimated cash flows derived from the relationship. Acquired developed product technologies have a useful life of three years and are amortized straight-line over the estimated useful life. We have determined that the tradename has an indefinite life, as we anticipate keeping the tradename for the foreseeable future given its recognition in the marketplace. Approximately $0.9 million and $0.7 million of transaction costs related to this acquisition were expensed as incurred during 2010 and 2009, respectively. We included the operating results of this acquisition in our consolidated results of operations from the effective date of the acquisition. This acquisition was financed from the proceeds from the amended credit facility (See Note 6) and cash flow from operations.
We made this acquisition because of the immediate availability of product offerings that complemented our existing products. We accounted for this acquisition by allocating the total consideration to the fair value of assets received and liabilities assumed. Goodwill associated with this acquisition is deductible for tax purposes.
We allocated the purchase price for Domin-8 as follows:

Domin-8
(in thousands)
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
In September 2009, we purchased 100% of the outstanding stock of A.L. Wizard, Inc. (“ALW”). The acquisition of ALW immediately provided us with an application of on demand software and services for residential property management customers who manage senior living properties. The aggregate purchase price at closing was $2.8 million, net of cash acquired of $0.2 million, which included a cash payment of $2.5 million upon acquisition and additional cash payments of $0.5 million, half of which is due on the first anniversary of the acquisition date and was paid in September 2010, with the remaining amount due 18 months from the acquisition date and is included in acquisition — related liabilities at December 31, 2010. We acquired deferred revenue as a contractual obligation, which was recorded at its assessed fair value of $0.5 million. The fair value was determined by incorporating the total cost to service the revenue and a normal profit margin for the industry. The customer relationships have useful lives of seven years and are amortized in proportion to the estimated cash flows derived from the relationship. Acquired developed product technologies have a useful life of three years and are amortized straight-line over the estimated useful life. We have determined that the tradename has an indefinite life, as we anticipate keeping the tradename for the foreseeable future given its recognition in the marketplace. All direct acquisition costs were immaterial and expensed as incurred. We included the operating results of this acquisition in our consolidated results from the effective date of the acquisition.
In November 2009, we purchased 100% of the outstanding stock of Propertyware, Inc. (“Propertyware”). The acquisition of Propertyware provided an entry into the single-family and small, centrally managed multi-family property markets. The acquisition also expanded the breadth of products Propertyware will make available to its residential property management customers. The aggregate purchase price at closing was $11.9 million, net of cash acquired, which included a cash payment of $9.0 million and additional cash payments of $0.5 million payable on the first anniversary of the acquisition date and $0.5 million payable 18 months after the acquisition date. The $1.0 million was recorded in acquisition-related liabilities on the balance sheet, of which $0.5 million was distributed during 2010. In addition, the purchase price included the issuance of 500,000 restricted common shares which vest as certain revenue targets are achieved as defined in the purchase agreement. The fair value of these shares is estimated to be $2.2 million and is based on our management’s estimate of the fair value of the stock and the probability of the achievement of these revenue targets. These shares have a maximum value of $2.5 million. We acquired deferred revenue as a contractual obligation, which was recorded at its assessed fair value of $0.5 million. The acquired intangibles were recorded at fair value based on assumptions made by us. The customer relationships have useful lives of ten years and are amortized in proportion to the estimated cash flows derived from the relationship. Acquired developed product technologies have a useful life of three years and are amortized straight-line over the estimated useful life. We have determined that the tradename has an indefinite life, as we anticipate keeping the tradename for the foreseeable future given its recognition in the marketplace. All direct acquisition costs were immaterial and expensed as incurred. We included the operating results of this acquisition in our consolidated results of operations from the effective date of the acquisition.
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

We allocated the purchase prices for Evergreen, ALW and Propertyware as follows:

	Evergreen	ALW	Propertyware
	(in thousands)
Intangible assets:
Developed product technologies	$—	$1,192	$7,427
Customer relationships	154	964	1,050
Tradenames	34	373	1,080
Goodwill	470	1,287	6,144
Deferred revenue	—	(585)	(451)
Deferred tax (liability)	—	(863)	(3,407)
Net other assets	227	415	78

Total purchase price, net of cash acquired	$885	$2,783	$11,921

2008 Acquisitions
In January 2008, we entered into an asset purchase agreement with WebRoomz, LLC (“WebRoomz”) to acquire technology for an on demand leasing system for the student and privatized military housing markets. WebRoomz is a web-based portal that allows tenants to match roommates and manages the entire leasing process using a document management system. The aggregate purchase price was $1.2 million, which included the payment of cash and acquisition related costs of $0.1 million. We included the operating results in our consolidated results of operations from the effective date of the acquisition.
In October 2008, we completed an acquisition of all of the issued and outstanding stock of OpsTechnology, Inc. (“Ops”). Ops offers three on demand products designed to improve efficiencies and reduce costs for multi-family companies. The aggregate purchase price at closing, net of acquired cash, was $21.6 million, which included a cash payment of $20.3 million, acquisition-related costs of $0.3 million and an additional cash payment of $2.7 million, which was paid on the first anniversary of the acquisition date. In addition, certain former owners of Ops earned 333,332 shares of our common stock by achieving certain revenue targets in 2009. This increased the overall consideration by $1.7 million. The fair value of this contingent consideration was not included within total consideration at the acquisition date. This payment was recorded as additional goodwill.
We made both of these acquisitions because of the immediate availability of product offerings that complemented our existing products. We accounted for the WebRoomz and Ops acquisitions using the purchase method of accounting. Goodwill associated with the WebRoomz acquisition is deductible for tax purposes; however, the goodwill associated with the Ops acquisition is not deductible for tax purposes.
We allocated the purchase prices for WebRoomz and Ops as follows:

	WebRoomz	Ops
	(in thousands)
Intangible assets:
Developed product technologies	$228	$2,457
Customer relationships	—	4,884
Vendor relationships	—	5,650
Tradenames	—	1,840
Goodwill	953	7,253
Deferred revenue	—	(619)
Deferred tax liability		(644)
Net other assets (liabilities)	—	809

Total purchase price, net of cash acquired	$1,181	$21,630

Acquisition-Related Liabilities from Pre-2008 Acquisition
In connection with a 2002 acquisition, a liability was recorded for a $6.0 million earn-out payable to the seller, as payment was considered probable. At December 31, 2010 and 2009, we owed $2.0 million and $2.5 million, respectively, in remaining earn-out fees relating to this acquisition, of which $1.4 million and $2.0 million are included in other long-term liabilities on the consolidated balance sheets at December 31, 2010 and 2009, respectively.

Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for 2010, 2009 and 2008 as if the aforementioned acquisitions had occurred at the beginning of each period presented. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results.

	Year Ended December 31,
	2010	2009	2008
	Pro Forma	Pro Forma	Pro Forma
	(unaudited)	(unaudited)	(unaudited)

Revenue:
On demand	$191,216	$157,484	$125,734
On premise	9,295	13,035	16,673
Professional and other	10,079	12,080	15,041

Total revenue	210,590	182,599	157,448
Net (loss) income	3,514	33,247	(12,049)
Net (loss) income attributable to common stockholders:
Basic and diluted	570	15,429	(19,498)
Net (loss) income per share attributable to common stockholders:
Basic	$0.01	$0.64	$(0.70)
Diluted	$0.01	$0.60	$(0.70)
The acquisitions in 2010, 2009 and 2008 were financed with cash flows from operations and financing activities.
4. Property, Equipment and Software
Property, equipment and software consist of the following:

	December 31,
	2010	2009
	(in thousands)
Leasehold improvements	$8,772	$6,039
Data processing and communications equipment	31,712	26,969
Furniture, fixtures, and other equipment	8,012	6,251
Software	26,617	21,807

	75,113	61,066
Less: Accumulated depreciation and amortization	(50,598)	(40,317)

Property, equipment and software, net	$24,515	$20,749

Depreciation and amortization expense for property, equipment and software was $11.5 million, $10.3 million and $9.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. This includes depreciation for assets purchased through capital leases.
5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill is as follows:

(in thousands)
Balance at December 31, 2008	$17,849
Contingent consideration	1,679
Goodwill acquired	7,838

Balance at December 31, 2009	27,366
Goodwill acquired	46,457
Other	62

Balance at December 31, 2010	$73,885

Other intangible assets consisted of the following at December 31, 2010 and 2009:

		December 31, 2010			December 31, 2009
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
	(in thousands)
Finite-lived intangible assets
Developed technologies	3 years	$21,082	$(7,618)	$13,464	$11,421	$(1,870)	$9,551
Customer relationships	1-10 years	34,923	(6,932)	27,991	9,707	(4,301)	5,406
Vendor relationships	7 years	5,650	(2,480)	3,170	5,650	(1,500)	4,150
Option to purchase building	1 year	131	(22)	109	—	—	—
Non-competition agreement	4-5 years	120	(112)	8	120	(83)	37

Total finite-lived intangible assets		61,906	(17,164)	44,742	26,898	(7,754)	19,144
Indefinite-lived intangible assets
Tradenames		9,619	—	9,619	3,747	—	3,747

Total intangible assets		$71,525	$(17,164)	$54,361	$30,645	$(7,754)	$22,891

There was no impairment of goodwill or trade names indicated during 2010 or 2009.
Amortization of finite-lived intangible assets was $9.4 million, $4.5 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
As of December 31, 2010, the following table sets forth the estimated amortization of intangible assets for the years ending December 31:

(in thousands)
2011	$14,323
2012	12,476
2013	7,033
2014	4,519
2015	2,874
6. Debt
The following table summarizes the components of debt as of:

	December 31,
	2010	2009
	(in thousands)
Term loan	$66,039	$33,688
Promissory notes issued to preferred stockholders	—	8,173
Secured promissory notes	—	10,000

	$66,039	$51,861

Term Loan
In September 2009, we entered into a Credit Agreement (“Credit Agreement”) with two lenders, which provided for a $35.0 million term loan and a $10.0 million revolving line of credit. A portion of the proceeds from the Credit Agreement was used to repay the balance outstanding under our prior credit agreement. The term loan and revolving line of credit bear interest at rates of the greater of 7.5%, a stated rate of 5.0% plus LIBOR or a stated rate of 5.0% plus the bank’s prime rate (or, if greater than 3.5%, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). The term loan and revolving line of credit were collateralized by all of our personal property and are subject to financial covenants, including meeting certain financial measures.
In February 2010, we entered into an amendment to the Credit Agreement. Under the terms of the amendment, the original term loan was increased by an additional $10.0 million. The related interest rates and maturity periods remained consistent with the terms of Credit Agreement.
In June 2010, we entered into a subsequent amendment to the Credit Agreement. Under the terms of the June 2010 amendment, an additional $30 million in delayed draw term loans was made available for borrowing until December 22, 2011. After the June 2010 amendment, the term loan and revolving line of credit bear interest at a stated rate of 3.5% plus LIBOR, or a stated rate of 0.75% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Under the terms of the June 2010 amendment, principal payments on the term loan will be paid in quarterly installments equal to 3.75% of the principal amount of term loans, with the balance of all term loans and the revolver due on June 30, 2014. In June and July 2010, we borrowed a total of $7.6 million from our revolving line of credit in order to partially facilitate an acquisition. Using the proceeds from our initial public offering, we repaid the outstanding balance of the revolver loan.

In August 2010, the lenders under our Credit Agreement consented to our using proceeds from our initial public offering to repay the Notes and the Stockholder Notes (each as defined below) and to pay cash dividends due upon conversion of our redeemable convertible preferred stock.
In September 2010, we entered into an amendment to the Credit Agreement. Under the terms of the September 2010 amendment, the repayment of the Notes and Stockholder Notes and the payment of the cash dividends due upon conversion of our redeemable convertible preferred stock were excluded from the definition of “fixed charges” under the Credit Agreement.
In November 2010, we increased our term loan by an additional $30.0 million by exercising the delayed draw provision established in June 2010. The related interest rates and maturity periods remained consistent with the terms of Credit Agreement.
As of December 31, 2010, we have $10.0 million available under our revolving line of credit. Debt issuance costs incurred in connection with the Credit Agreement are deferred and amortized over the remaining term of the arrangement. We have unamortized debt issuance costs of $1.8 million and $1.3 million at December 31, 2010 and 2009, respectively. As of December 31, 2010, we were in compliance with our debt covenants.
In February 2011, we entered into an amendment to the Credit Agreement. See Note 15 for further information relating to this subsequent event.
Promissory Notes Issued to Preferred Stockholders
On December 30, 2008 and April 23, 2010, in connection with a declaration of payment of dividends that had accrued on our redeemable convertible preferred stock, we issued promissory notes to the holders of our redeemable convertible preferred stock (“Stockholder Notes”) in an aggregate principal amount of $11.1 million and $0.4 million, respectively. The Stockholder Notes bore an interest at a rate of 8% and were payable in 16 consecutive quarterly payments of principal and interest. Upon closing of our initial public offering, we repaid the $6.5 million balance on our Stockholder Notes with the proceeds from our initial public offering.
Secured Promissory Notes
In August 2008, we entered into a note purchase agreement with a separate lender. Under the terms of the agreement, we issued secured promissory notes (“Notes”) in the amount of $10.0 million with an interest rate of 13.75%, payable quarterly. The Notes were collateralized by all of our personal property and are subordinated to the Credit Agreement. In August 2010, with the proceeds from our initial public offering, we repaid the $10.0 million balance on the Notes.
As of December 31, 2010, principal payments are due in the five years ending December 31 as follows:

(in thousands)
Year ending December 31,
2011	$10,781
2012	10,781
2013	10,781
2014	33,696
2015	—
7. Redeemable Convertible Preferred Stock
Prior to conversion, each holder of preferred stock generally voted with our common stock and was entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. Each share of preferred stock was convertible at the option of the holder at the liquidation preference, as defined below, divided by the original issue price. Conversion was mandatory upon written consent or affirmative vote at a meeting of the holders of a majority of the then outstanding shares of Series A Preferred, or, with such consent of the holders of the Series A Preferred, immediately prior to the closing of a qualified initial public offering (IPO), as defined in our certificate of incorporation. The holders of Series A Preferred, Series A1 Preferred and Series B Preferred were entitled to receive cumulative cash dividends at the rate of 8% per annum of the original issue price if and when declared out of funds legally available by the board of directors. To the extent declared, the dividends were payable quarterly. Upon conversion, the holders may have also elected to convert an amount equal to 62.5% of all then accrued and unpaid dividends into common stock at the applicable conversion rate. The holders of Series C Preferred were entitled to receive cumulative cash dividends at the rate of 8% per annum of the original issue price if and when declared by the board of directors, for the first 18 months after issuance and were entitled to noncumulative dividends thereafter. Dividends on Series C Preferred shares were not to be paid until dividends have been declared and paid to holders of the Series A Preferred, Series A1 Preferred and Series B Preferred. On December 31, 2008, dividends of $27.9 million were declared by the board of directors. These dividends were distributed through the issuance of 8,147,441 common shares and subordinated notes of $11.1 million. On December 31, 2009, dividends of $5.5 million were declared by the board of directors. These dividends were distributed through the issuance of 1,418,669 common shares and payment of $2.5 million in cash. On April 23, 2010, dividends of $1.2 million were declared by the board of directors. These dividends were distributed through the issuance of 342,632 common shares and subordinated notes of $0.4 million.

Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred were entitled to receive the original issue price plus all accrued and unpaid dividends (Liquidation Preference). The holders of the Series A Preferred, Series B Preferred and Series C Preferred were entitled to receive the full Liquidation Preference prior to any distribution to the holders of the Series A1 Preferred. Upon liquidation, after the holders of the Series A Preferred, Series B Preferred, Series C Preferred and Series A1 Preferred were paid in full the Liquidation Preference, our remaining assets would be distributed ratably among the holders of the common stock then outstanding and the holders of the Series A Preferred, Series A1 Preferred and Series B Preferred, on an as-converted basis, until the holders of such series of preferred stock have received an aggregate of three times the issue price per share of each such series of preferred stock (Participation Payment). After the holders of the Series A Preferred, Series A1 Preferred and Series B Preferred would have received the Participation Payment, the holders of such series of preferred stock would not have had any further right as holders of preferred stock to participate in any distributions of our remaining assets, which would have been distributed ratably solely to the holders of common stock.
The Series A Preferred, Series B Preferred and Series C Preferred were redeemable at the option of the holders of the Series A Preferred beginning on December 31, 2011, if we had not completed a liquidation or qualified IPO. Upon election by the holders of the Series A Preferred to redeem the Series A Preferred, the holders of the Series B Preferred and Series C Preferred could have elected to redeem such series of preferred stock. If the holders of the Series A Preferred, Series B Preferred and Series C Preferred elected to redeem, the redemption price would generally have been paid over four years. The Series A1 Preferred was redeemable and would have been paid over a 12-month period once the holders of the Series A Preferred and, if applicable, the Series B Preferred and Series C Preferred had elected and been paid for a redemption. The redemption price was the greater of the original purchase price per share plus all accrued dividends or the fair market value per share as of the most recent fiscal quarter ended prior to the date that the initial redemption notice was sent to the Company.
8. Share-based Compensation
Our Amended and Restated 1998 Stock Incentive Plan (Stock Incentive Plan) and 2010 Equity Incentive Plan provides for awards which may be granted in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance units. Our board of directors and stockholders approved increases to the number of shares of common stock reserved for issuance under our 1998 Stock Incentive Plan in April 2010 and June 2010 and under the 2010 Equity Incentive Plan upon consummation of our initial public offering.
Stock Option Plan
Stock options generally vest ratably over four years following the date of grant and expire ten years from the date of the grant. We also grant awards to our directors, generally in the form of stock options, in accordance with the Board of Directors Policy (Board Plan). The options generally vest immediately and have a four-year term. Should a director leave the board, we have the right to repurchase shares as if the options vested on a pro rata basis. In 2009, we began issuing options that vest over four years with 75% vesting ratably over 15 quarters and the remaining 25% vesting on the 16th quarter. All outstanding options were granted at exercise prices equal to or exceeding our estimate of the fair market value of our common stock at the date of grant.
The following table summarizes stock option transactions under our 2010 Equity Plan, Stock Incentive Plan and Board Plan:

			Weighted
		Range of	Average
	Number of	Exercise	Exercise
	Shares	Prices	Price
Balance at December 31, 2007	5,011,922	$2.00 - 5.50	$2.42
Granted	1,987,000	6.00 - 7.00	6.55
Exercised	(332,454)	2.00 - 7.00	2.32
Forfeited/cancelled	(431,905)	2.00 - 7.00	3.49

Balance at December 31, 2008	6,234,563	2.00 - 7.00	3.67
Granted	2,284,000	6.00	6.00
Exercised	(177,891)	2.00 - 6.00	3.05
Forfeited/cancelled	(411,943)	2.00 - 7.00	4.18

Balance at December 31, 2009	7,928,729	2.00 - 7.00	4.33
Granted	2,460,600	7.50-27.18	10.68
Exercised	(778,746)	2.00- 9.00	3.09
Forfeited/cancelled	(479,089)	2.00-27.18	6.21

Balance, December 31, 2010	9,131,494	$2.00-27.18	$6.05

The weighted average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $5.19, $2.63 and $2.73, respectively. The aggregate intrinsic value of stock options exercised in the years ended December 31, 2010, 2009 and 2008 was $22.9 million, $0.4 million and $0.6 million, respectively. The aggregate intrinsic value of outstanding stock options was $227.2 million and $12.9 million as of December 31, 2010 and 2009, respectively. The aggregate intrinsic value of options exercisable was $133.4 million and $12.1 million as of December 31, 2010 and 2009, respectively.
The following table summarizes outstanding stock options that are vested and expected to vest, non-vested, and stock options that are currently exercisable.

	December 31, 2010			December 31, 2009
	Fully Vested			Fully Vested
	and			and
	Expected to			Expected to
	Vest	Non-Vested	Exercisable	Vest	Non-Vested	Exercisable
Number of shares outstanding	8,744,854	4,211,068	4,920,426	7,647,137	3,577,919	4,350,808
Weighted average remaining contractual life	7.05	8.80	5.70	7.20	9.02	5.83
Weighted average price per share	$5.90	$8.65	$3.82	$4.26	$5.88	$3.04
As of December 31, 2010 and 2009, the total future compensation cost related to non-vested stock options to be recognized in the consolidated statement of operations was $12.7 million and $6.9 million, respectively, with a weighted average period over which these awards are expected to be recognized of 2.1 years and 2.4 years, respectively.
The total number of stock options that vested during the year ended December 31, 2010 and 2009 was 569,618 and 1,490,060, respectively. The fair value of these options was $17.6 million and $5.9 million, respectively.
Stock Option Valuation Assumptions
We have utilized the Black-Scholes option pricing model as the appropriate model for determining the fair value of stock-based awards. The awards granted were valued using the following assumptions:

Risk-free interest rates	1.5-5.1%
Expected option life (in years)	6
Dividend yield	0%
Expected volatility	49-60%
Risk-free interest rate. This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.
Expected life of the options. This is the period of time that the options granted are expected to remain outstanding.
Dividend yield. We have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.
Expected volatility. Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We arrived at a volatility rate after considering historical and expected volatility rates of publicly traded peers.

Restricted Stock Awards
Restricted stock is an award that entitles the holder to receive shares of our common stock as the award vests. The fair value of each restricted stock award is based on the closing price on the date of grant. Our time-based restricted stock awards generally vest ratably over four years following the date of grant and expire ten years from the date of the grant. Compensation expense for time-based restricted stock awards is recognized over the vesting period on a straight-line basis. We have also granted certain employees performance-based restricted stock awards. These shares vest dependent upon attainment of various levels of performance that equal or exceed targeted levels and generally vest in their entirety two years from the date of grant. Compensation expense for performance-based restricted stock awards is recognized based on the probability of achievement of the performance condition. As of December 31, 2010, there was $14.0 million of unrecognized compensation cost related to both time-based restricted stock awards and performance-based restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.6 years.
A summary of time-based restricted share awards’ activity is presented in the table below.

		Weighted
	Number of	Average
	Shares	Price
Balance at December 31, 2008	—	$—
Granted	100,000	5.04
Vested	—	—
Forfeited/cancelled	—	—

Balance at December 31, 2009	100,000	5.04
Granted	274,132	19.21
Vested	(51,332)	5.10
Forfeited/cancelled	(1,100)	27.18

Balance at December 31, 2010	321,700	$20.54

A summary of performance-based restricted share awards’ activity is presented in the table below.

		Weighted
	Number of	Average
	Shares	Price
Balance at December 31, 2008	—	$—
Granted	161,173	5.04
Vested	—	—
Forfeited/cancelled	—	—

Balance at December 31, 2009	161,173	5.04
Granted	564,000	27.18
Vested	—	—
Forfeited/cancelled	(3,146)	5.04

Balance at December 31, 2010	722,027	$22.33

The aggregate intrinsic value of time-based and performance-based restricted stock awards was $10.0 million and $22.3 million as of December 31, 2010, respectively.
Stock Purchase Warrants
In July 2007, we issued one-year fully exercisable warrants to purchase 75,000 shares of common stock at $3.50 per share to a customer. The estimated fair value of the warrants was $47,000. The value of the warrants was recorded as a discount to unearned revenue and was amortized into revenue over the period of expected benefit with an order signed at that time. In June 2008, the warrants were exercised.
In connection with the issuance of the Series A Preferred, we issued to current and prior stockholders stock purchase warrants representing the right to purchase an aggregate of 4,578,000 shares of our common stock, at an exercise price of $0.002 per share. These warrants contained a net-cash settlement provision and accordingly were recorded as a liability; however, due to various measures determining exercisability and vesting, the fair value of this liability was nominal. In February 2008, these warrants were amended to be fully vested at the time of the issuance of the Series C Preferred. In 2008, stockholders exercised warrants to purchase 4,553,000 shares of common stock, and the remaining 25,000 warrants expired.

We issued a five-year warrant to purchase 225,000 shares of common stock at $0.02 per share in connection with a 2004 acquisition. As of December 31, 2008 and 2009, 200,000 and zero shares, respectively, remained outstanding in connection with this warrant.
We issued a five-year warrant to purchase 25,000 and 12,500 shares of common stock at $2.00 per share in connection with 2004 and 2005 amendments to our prior credit facility. In May 2009, the warrant to purchase 25,000 shares was automatically net exercised for 15,808 shares of common stock. As of December 31, 2009, we had 12,500 warrants outstanding. In March 2010, the warrant to purchase 12,500 shares was automatically net exercised for 8,790 shares of common stock. As of December 31, 2010, we have no warrants outstanding.
9. Commitments and Contingencies
Lease Commitments
We lease office space and equipment under capital and operating leases that expire at various times through 2016. We recognize lease expense for these leases on a straight-line basis over the lease terms.
The assets under capital lease are as follows:

	December 31,
	2010	2009
	(in thousands)
Data processing and communications equipment	$5,666	$5,679
Software	5,903	5,903

	11,569	11,582
Less: Accumulated depreciation and amortization	(9,610)	(6,411)

Assets under capital lease, net	$1,959	$5,171

Aggregate annual rental commitments at December 31, 2010, under operating leases with initial or remaining non-cancelable lease terms greater than one year and capital leases are as follows:

		Operating
	Capital Leases	Leases
	(in thousands)
2011	$539	$5,771
2012	65	5,077
2013	—	4,838
2014	—	4,708
2015	—	4,642
Thereafter	—	2,676

Total Minimum lease payments	$604	$27,712

Less amount representing average interest at 6.9%	(14)

	590
Less current portion	(525)

Long-term portion	$65

Rent expense was $6.5 million, $5.1 million and $4.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2010 or 2009.

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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of December 31, 2010 or 2009.
Litigation
From time to time, in the normal course of our business, we are a party to litigation matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred. We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome in any legal matter, if material, could have an adverse effect on our operations, financial position, liquidity and results of operations.
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. This case is at an early stage and we are in the process of analyzing the case and preparing a response.
We are involved in other litigation matters not listed above but we do not consider the matters to be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related thereto unfold.
10. Funds Held for Others
In connection with our payment processing services, we collect tenant funds and subsequently remit these tenant funds to our customers after varying holding periods. These funds are settled through our Originating Depository Financial Institution (ODFI) custodial account at a major bank. As part of this processing, we earn interest from the time the money is collected from the tenants until the time of remittance to our customers’ accounts. This interest generated from the ODFI custodial account balances is included in revenue and was $0.0 million, $0.0 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.
The ODFI custodial account balances were $14.5 million and $13.0 million at December 31, 2010 and 2009, respectively. The ODFI custodial account balances are included in our consolidated balance sheets as restricted cash. The corresponding liability for these custodial balances is reflected as customer deposits. In connection with the timing of our payment processing services, we are exposed to credit risk in the event of nonperformance by other parties, such as returned checks. We utilize credit analysis and other controls to manage the credit risk exposure. We have not experienced any credit losses to date. Any expected losses are included in our accounts receivable allowances on our consolidated balance sheet.
In January 2007, we established a wholly owned subsidiary, RealPage Payment Processing Services, Inc. (RPPS), a bankruptcy-remote, special-purpose entity, and transferred the ODFI custodial accounts and all ACH transaction processing responsibilities to RPPS. We provide processing and administrative services to RPPS through a services agreement.
The obligations of RPPS under the ODFI custodial account agreement are guaranteed by us.
In connection with our resident insurance products, we collect premiums from policy holders and subsequently remit the premium, net of our commission, to the underwriter. We maintain separate accounts for these transactions. We had $0.9 million and $1.9 million in restricted cash for the periods ended December 31, 2010 and 2009, respectively, and $0.8 million and $2.2 million in customer deposits related to these insurance products for periods ended December 31, 2010 and 2009, respectively.
11. Net Income (Loss) Per Share
Net income (loss) per share is presented in conformity with the two-class method required for participating securities. Holders of Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred are each entitled to receive 8% per annum cumulative dividends, payable prior and in preference to any dividends on any other shares of our capital stock. In the event a dividend is paid on common stock, holders of Series A Preferred, Series A1 Preferred, Series B Preferred, Series C Preferred and non-vested restricted stock are entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis). Holders of Series A Preferred, Series A1 Preferred, Series B Preferred, Series C Preferred and non-vested restricted stock do not share in loss of the Company.

Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred cumulative dividends, between the holders of common stock and Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred. Diluted net income per share attributable to common stockholders is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options using the treasury stock method. Weighted average shares from common share equivalents in the amount of 2,683,398 shares and 388,249 shares were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the years ended December 31, 2010 and 2008, respectively.
The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$67	$28,429	$(3,209)
8% cumulative dividends on participating preferred stock	(2,944)	(5,521)	(7,449)
Undistributed earnings allocated to participating preferred and restricted stock	—	(12,297)	—

Net (loss) income attributable to common stockholders — basic and diluted	$(2,877)	$10,611	$(10,658)
Denominator:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	39,737	23,934	13,886
Diluted:
Weighted average common shares used in computing basic net income (loss) per share	39,737	23,934	13,886
Add weighted average effect of dilutive securities:
Stock options	—	1,531	—
Stock warrants	—	46	—

Weighted average common shares used in computing diluted net income (loss) per share	39,737	25,511	13,886
Net (loss) income per common share:
Basic	$(0.07)	$0.44	$(0.77)
Diluted	$(0.07)	$0.42	$(0.77)
12. Related Party Transactions
We purchased transportation services of approximately $0, $44,000 and $34,000 for the years ended December 31, 2010, 2009 and 2008 from a significant stockholder and company controlled by our Chief Executive Officer.
In connection with the residential relocation of one of our executives, in June 2010, we paid approximately $0.9 million to an independent third-party relocation company to cover payment of equity proceeds to the executive and costs associated with marketing and selling the executive’s residence. This arrangement was entered into pursuant to the standard home-sale assistance terms utilized by us in the ordinary course of business. In July 2010, we paid an additional $1.2 million to the independent third-party relocation company to acquire the executive’s residence. At December 31, 2010, this asset is recorded at fair value based on third party appraisals and this asset is currently held for sale and included in other current assets on the balance sheet.
13. Income Taxes
The domestic and foreign components of income (loss) before provision for income taxes were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Domestic	119	2,111	(2,475)
Foreign	667	290	(31)

Total	786	2,401	(2,506)

Our provision (benefit) for income taxes consisted of the following components:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	—	—	—
State	$384	$231	$197
Foreign	405	49	17

Total current taxes	789	280	214
Deferred:
Federal	263	(25,147)	489
State	(15)	(1,161)	—
Foreign	(318)	—	—

Total deferred taxes	(70)	(26,308)	489

Total income tax provision (benefit)	$719	$(26,028)	$703

The reconciliation of our income tax expense (benefit) computed at the U.S. federal statutory tax rate to the actual income tax expense (benefit) is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Expense derived by applying the Federal income tax rate to (loss) income before taxes	$275	$837	$(872)
State income tax, net of federal benefit	202	152	197
Foreign income tax	(78)	(50)	17
Change in valuation allowance	2,343	(27,036)	—
Benefits of assets not previously recognized	(2,343)	—	—
Nondeductible expenses	337	166	185
Losses not benefitted	—	—	567
Tax credits	(87)	—	—
Changes in tax rates	33	—	—
Other	37	(97)	609

	$719	$(26,028)	$703

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Stock-based compensation	$3,625	$692
Reserves and accrued liabilities	7,337	7,536
Net operating loss carryforwards	24,680	24,270

Total gross deferred tax assets	35,642	32,498
Deferred tax asset valuation allowance	(6,870)	(4,527)

Deferred tax assets	28,772	27,971
Deferred tax liabilities
Property, equipment, and software	(3,476)	(1,868)
Other	(824)	(476)
Intangible assets	(5,621)	(4,714)

Total deferred tax liabilities	(9,921)	(7,058)

Net deferred tax assets/(liabilities)	$18,851	$20,913

In December 2010, we identified net deferred tax assets totaling $2.3 million for which a deferred tax asset was not previously recorded. This increase in deferred tax asset is comprised of a tax benefit of $2.2 million related to net operating loss carryforwards and tax credits acquired in prior years and $0.1 million related to property, equipment, software, intangible assets and stock-based compensation. Due to the attributes of these deferred tax assets, including a limitation on the future use of net operating losses, the net benefit of these deferred tax assets was offset by a $2.3 million tax expense to establish a valuation allowance.

Our management periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. In December 2009, based on current year income, and our projections of future income, we concluded it was more likely than not that certain of our deferred tax assets would be realizable, and therefore the valuation allowance was reduced by $27.0 million.
The determination of the level of valuation allowance at December 31, 2010 is based on an estimated forecast of future taxable income which includes many judgments and assumptions. Accordingly, it is at least reasonably possible that future changes in one or more assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.
Our largest deferred tax assets are our federal and state net operating loss carryforwards of $81 million and $1.7 million respectively. The federal net operating losses will begin to expire in 2020 and the state net operating losses will begin to expire in 2011. Of the total net operating loss carryforwards, approximately $14.6 million is attributable to deductions originating from the exercise of non-qualified employee stock options, the benefit of which will be credited to paid-in capital and deferred tax asset when realized.
A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may limit utilization of the federal net operating loss carryforwards. Based on available information, we believe we are not currently subject the Section 382 limitation; however certain net operating losses generated by subsidiaries prior to their acquisition by the Company are subject to the Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2016.
Our current state tax expense of $0.4 million is comprised of current tax expense in jurisdictions where the utilization of current net operating losses is temporarily suspended and where tax is considered an income tax for financial reporting purposes but is assessed on adjusted gross revenue rather than adjusted net income.
Our subsidiary in Hyderabad, India currently benefits from a tax holiday granted under the Software Technology Parks of India program. This holiday began upon commencement of business operations in 2008 and is scheduled to expire on March 31, 2011. During this holiday period we are required to pay a minimum alternative tax which is available to reduce our post holiday tax liability.
No provision has been made for U.S federal and state income taxes on the undistributed earnings of approximately $0.9 million relating to the our foreign subsidiaries as such earnings are expected to be reinvested and are considered permanent in duration. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings in the subsidiaries.
Uncertain Tax Positions
Effective January 1, 2007, we adopted a new accounting standard relating to the accounting for uncertain tax positions. We recorded no additional tax liability as a result of the adoption of this standard and no adjustments to the January 1, 2007 balance of retained deficit, and therefore no accrued interest and penalties recognized as of January 1, 2007. At December 31, 2010 and 2009, we had no unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense, and as of December 31, 2010 and 2009, there were no accrued interest and penalties.
We file consolidated and separate tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and two foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2007 and are no longer subject to state and local income tax examinations by tax authorities for years before 2006. However, net operating losses from all years continue to be subject to examinations and adjustments for at least three years following the year in which the attributes are used. We are not currently under audit for federal, state or any foreign jurisdictions.

14. Employee Benefit Plans
In 1998, our board of directors approved a defined contribution plan that provides retirement benefits under the provisions of Selection 401(k) of the Internal Revenue Code. Our 401(k) Plan (“Plan”) covers substantially all employees who meet a minimum service requirement. Under the Plan, we can elect to make voluntary contributions. Contributions of $0.5 million, $0.4 million and $0.3 million were made by us for the years ended December 31, 2010, 2009 and 2008, respectively.
15. Subsequent Event
In February 2011, we entered into an amendment to the Credit Agreement. Under the terms of the February 2011 amendment, our revolving line of credit was increased from $10.0 million to $37.0 million. In addition, the interest rates on the term loan and revolving line of credit were amended to provide a rate that is dependent on our senior leverage ratio and will range from a stated rate of 2.75% — 3.25% plus LIBOR or, at our option, a stated rate of 0.0% — 0.5% plus a base rate (Wells Fargo’s prime rate or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Principal payments on the term loan and outstanding revolver balance remain consistent with the previous amendments.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2011.
Changes in Internal Controls
During the first quarter of 2010, we implemented a new corporate payroll processing software. The implementation resulted in modifications to internal controls over the related accounting and operating processes for the payroll function. We evaluated the control environment as affected by the implementation and believe our controls remained effective.
Other than the changes mentioned above, there were no significant changes in the Company’s internal control over financial reporting during the Twelve months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations of Internal Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 11.	Executive Compensation.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 14.	Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) Financial Statements
(1)	The financial statements filed as part of this report are listed on the index to financial statements on page 47.

(2)	Any financial statement schedules required to be filed as part of this report are set forth in section (c) below.
(b) Exhibits
See Exhibit Index at the end of this report, which is incorporated by reference.
(c) Financial Statement Schedules
The following schedule is filed as part of this Annual Report:
All other schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
REALPAGE, INC.
December 31, 2010
(in thousands)
Allowance for Doubtful Accounts

		Additions
	Balance at	Charged to	Additions		Balance at
	Beginning	Costs and	Due to		End of
Description	of Year	Expenses	Acquisitions	Deduction(1)	Year
Year ended December 31:
2008	$2,413	301	181	—	2,895
2009	$2,895	441	175	(1,289)	2,222
2010	$2,222	836	1,108	(2,796)	1,370

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carrollton, State of Texas, on this 28 day of February 2011.

REALPAGE, INC.
By:	/s/ Stephen T. Winn
Stephen T. Winn
Chairman of the Board, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen T. Winn	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2011
Stephen T. Winn

/s/ Timothy J. Barker	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2011
Timothy J. Barker

/s/ Alfred R. Berkeley	Director	February 28, 2011
Alfred R. Berkeley, III

/s/ Richard M. Berkeley	Director	February 28, 2011
Richard M. Berkeley

/s/ Peter Gyenes	Director	February 28, 2011
Peter Gyenes

/s/ Jeffrey T. Leeds	Director	February 28, 2011
Jeffrey T. Leeds

/s/ Jason A. Wright	Director	February 28, 2011
Jason A. Wright

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)
Asset Purchase Agreement among the Registrant, RP Newco LLC, IAS Holdings, LLC, Level One, LLC, L1 Technology, LLC, L1 Land, LLC, L1 Holdings, Inc., Todd W. Baldree, Calvin D. Long, II and Benjamin Holbrook, dated November 3, 2010

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Amended and Restated Bylaws of the Registrant

4.1(4)	Form of Common Stock certificate of the Registrant

4.2(5)	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000

4.3(5)	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008

4.4(1)	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010

10.1(5)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2+(5)	Amended and Restated 1998 Stock Incentive Plan

10.2A+(5)	Form of Notice of Stock Option Grant

10.2B+(5)	Form of Notice of Grant of Restricted Shares

10.2C+(5)	Form of Non-Qualified Stock Option Agreement (Second Series)

10.2D+(5)	Form of Non-Qualified Stock Option Agreement

10.2E+(6)	Form of Notice of Stock Option Grant (May 2010)

10.2F+(6)	Form of Notice of Stock Option Grant (May 2010 — California)

10.2G+(6)	Amended and Restated 1998 Stock Incentive Plan (June 2010)

10.2H+(6)	Form of Notice of Stock Option Grant (Accelerated Vesting)

10.3+(5)	Form of Director’s Nonqualified Stock Option Agreement

10.4+(4)	2010 Equity Incentive Plan

10.4A+(7)	Forms of Stock Option Award Agreements and Restricted Stock Award Agreements approved for use under the 2010 Equity Incentive Plan

10.5+(5)	Form of 2009 Management Incentive Plan

10.6+(5)	Form of 2010 Management Incentive Plan

10.6A(+(6)	Form of 2010 Management Incentive Plan (as revised May 2010)

10.7+(5)	Stand-Alone Stock Option Agreement between the Registrant and Peter Gyenes, dated February 25, 2010

10.8+(5)	Non-Qualified Stock Option Agreement (Second Series) under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated October 27, 2005

10.9+(5)	Non-Qualified Stock Option Agreement (Second Series) under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated February 26, 2009

10.10+(5)	Notice of Stock Option Grant under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated February 25, 2010

10.11+(5)	Employment Agreement between the Registrant and Stephen T. Winn, dated December 30, 2003

10.12+(5)	Employment Agreement between the Registrant and Timothy J. Barker, dated October 31, 2005

Exhibit
Number	Description

10.13+(5)	Amendment to Employment Agreement between the Registrant and Timothy J. Barker, dated January 1, 2010

10.14+(5)	Employment Agreement between the Registrant and William E. Van Valkenberg, dated September 24, 2009

10.15+(5)	Master Agreement for Consulting Services between the Registrant and William E. Van Valkenberg, dated June 28, 2009

10.16+(5)	Employment Agreement between the Registrant and Ashley Chaffin Glover, dated March 3, 2005

10.17+(5)	Employment Agreement between Multifamily Internet Ventures, LLC and Dirk D. Wakeham, dated April 12, 2007 and amended April 12, 2007

10.18(5)	Credit Agreement among the Registrant, Wells Fargo Foothill, LLC and Comerica Bank dated, September 3, 2009

10.19(5)
Security Agreement among the Registrant, OpsTechnology, Inc., Multifamily Internet Ventures, LLC, Starfire Media, Inc., RealPage India Holdings, Inc. and Wells Fargo Foothill, LLC, dated September 3, 2009

10.20(5)	General Continuing Guaranty among OpsTechnology, Inc., Multifamily Internet Ventures, LLC, Starfire Media, Inc., RealPage India Holdings, Inc. and Wells Fargo Foothill, LLC, dated September 3, 2009

10.21(5)	Waiver and First Amendment to Credit Agreement among the Registrant, Wells Fargo Foothill, LLC and Comerica Bank, dated September 16, 2009

10.22(5)	General Continuing Guaranty between A.L. Wizard, Inc. and Wells Fargo Foothill, LLC, dated September 25, 2009

10.23(5)	Waiver and Second Amendment to Credit Agreement among the Registrant, Wells Fargo Foothill, LLC and Comerica bank, dated October 15, 2009

10.24(5)	General Continuing Guarantee between Propertyware, Inc. and Wells Fargo Foothill, LLC, dated November 6, 2009

10.25(5)	Supplement No. 2 to Security Agreement between Propertyware, Inc. and Wells Fargo Foothill, LLC, dated November 6, 2009

10.26(5)	Consent and Third Amendment to Credit Agreement among the Registrant, Wells Fargo Foothill, LLC, and Comerica Bank dated December 23, 2009

10.27(5)	Waiver, Consent and Fourth Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank dated February 10, 2010

10.28(5)	General Security Agreement between 43642 Yukon, Inc. and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated February 10, 2010

10.29(5)	Guarantee between 43642 Yukon, Inc. and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated February 10, 2010

10.30(5)	Share Pledge between the Registrant and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated February 10, 2010

10.31(5)	Note Purchase Agreement between the Registrant and HV Capital Investors, L.L.C., dated August 1, 2008

10.32(5)	Security Agreement between the Registrant and HV Capital Investors, L.L.C., dated August 1, 2008

10.33(5)	Form of Secured Promissory Note issued by the Registrant to HV Capital Investors, L.L.C. on August 1, 2008 and September 19, 2008

10.34(5)	First Amendment to Note Purchase Agreement between the Registrant and HV Capital Investors, L.L.C., dated January 20, 2009 and effective as of December 31, 2008

10.35(5)	Form of Unsecured Subordinated Promissory Note (Series A and Series A1)

10.35A(5)	Schedule of Holders of Unsecured Subordinated Promissory Notes (Series A and Series A1)

10.36(5)	Form of Unsecured Subordinated Promissory Note (Series B and Series C)

10.36A(5)	Schedule of Holders of Unsecured Subordinated Promissory Notes (Series B and Series C)

10.37(5)	Form of Unsecured Subordinated Promissory Note (April 2010)

Exhibit
Number	Description

10.37A(5)	Schedule of Holders of Unsecured Subordinated Promissory Notes (April 2010)

10.38(5)	Amendment No. 1 to Unsecured Subordinated Promissory Notes among the Registrant and certain holders of its Unsecured Subordinated Promissory Notes

10.39(5)	Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated July 23, 1999

10.40(5)	First Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated November 29, 1999

10.41(5)	Second Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated January 30, 2006

10.42(5)	Third Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated August 28, 2006

10.43(5)	Fourth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated November 2007

10.44(5)	Fifth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated February 4, 2009

10.45(5)	Sixth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated March 30, 2009

10.46(5)	Lease Agreement between the Registrant and Savoy IBP 8, Ltd., dated August 28, 2006

10.47(5)
First Amendment to Lease Agreement among the Registrant, ARI-International Business Park, LLC, ARI — IBP 1, LLC, ARI — IBP 2, LLC, ARI — IBP 3, LLC, ARI — IBP 4, LLC, ARI — IBP 5, LLC, ARI — IBP 6, LLC, ARI — IBP 7, LLC, ARI — IBP 8, LLC, ARI — IBP 9, LLC, ARI — IBP 11, LLC and ARI — IBP 12, LLC, dated December 28, 2009

10.48†(8)	Master Services Agreement between the Registrant and DataBank Holdings Ltd., dated May 31, 2007

10.49+(6)	Form of Notice of Grant of Restricted Shares (Outside Directors)

10.50+(6)	Employment Agreement between the Registrant and Jason Lindwall, dated January 8, 2008

10.51+(6)	Employment Agreement between the Registrant and Margot Lebenberg, dated May 12, 2010

10.52+(6)	Notice of Stock Option Grant under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Margot Lebenberg, dated May 12, 2010

10.53+(8)	Employment Release Agreement between the Registrant and William Van Valkenberg, dated June 8, 2010

10.54(8)	Consent and Fifth Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated June 22, 2010

10.55(9)	Sixth Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated June 22, 2010

10.56(10)	Seventh Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated September 30, 2010

10.57(11)	Consent and Eighth Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated November 3, 2010

10.58(12)	Employment Agreement 409A Addendum between the Registrant and Stephen T. Winn, dated November 5, 2010

10.59(13)	Employment Agreement 409A Addendum between the Registrant and Timothy J. Barker, dated November 5, 2010

10.60(14)	Employment Agreement 409A Addendum between the Registrant and Ashley Chaffin Glover, dated November 5, 2010

10.61(15)	Employment Agreement 409A Addendum between the Registrant and Dirk Wakeham, dated November 5, 2010

10.62(16)	Employment Agreement 409A Addendum between the Registrant and Margot Lebenberg, dated November 5, 2010

10.63(17)	Employment Agreement 409A Addendum between the Registrant and Jason Lindwall, dated November 5, 2010

Exhibit
Number	Description

10.64(18)	Ninth Amendment to Credit Agreement among RealPage, Inc., Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated February 23, 2011.

10.65+(19)	Form of 2011 Management Incentive Plan

10.66+(20)	Amendment No. 1 to 2010 Equity Incentive Plan

21.1(21)	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith

†
Confidential treatment was granted by the Securities and Exchange Commission for portions of this exhibit. These portions have been omitted from the report and submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-34846) filed on November 5, 2010.

(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(3)	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(4)	Incorporated by reference to the same numbered exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(5)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on April 29, 2010.

(6)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on June 7, 2010.

(7)	Incorporated by reference to Exhibits 4.6, 4.7, 4.8 and 4.9 to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-168878) filed on August 17, 2010.

(8)	Incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 2, 2010.

(9)	Incorporated by reference to the same numbered exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 28, 2010.

(10)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-34846) filed on November 5, 2010.

(11)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-34846) filed on November 5, 2010.

(12)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-34846) filed on November 5, 2010.

(13)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-34846) filed on November 5, 2010.

(14)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-34846) filed on November 5, 2010.

(15)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-34846) filed on November 5, 2010.

(16)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-34846) filed on November 5, 2010.

(17)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-34846) filed on November 5, 2010.

(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34846) filed on February 24, 2011.

(19)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34846) filed on February 24, 2011.

(20)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-34846) filed on February 24, 2011.

(21)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-170667) filed on November 17, 2011.