Form 10-Q
period 2011-03-31
REALPAGE INC
filed 2011-05-09
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34846
RealPage, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2788861
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4000 International Parkway
Carrollton, Texas (Address of principal executive offices)	75007-1951 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $0.001 par value	69,540,212

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
REALPAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,243	$118,010
Restricted cash	15,090	15,346
Accounts receivable, less allowance for doubtful accounts of $974 and $1,370 at March 31, 2011 and December 31, 2010, respectively	29,550	29,577
Deferred tax asset, net of valuation allowance	1,539	1,529
Other current assets	6,713	6,060

Total current assets	177,135	170,522
Property, equipment, and software, net	23,048	24,515
Goodwill	73,947	73,885
Identified intangible assets, net	50,771	54,361
Deferred tax asset, net of valuation allowance	18,090	17,322
Other assets	2,833	2,187

Total assets	$345,824	$342,792

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,179	$4,787
Accrued expenses and other current liabilities	14,321	15,436
Current portion of deferred revenue	47,710	47,717
Current portion of long-term debt	10,781	10,781
Customer deposits held in restricted accounts	15,014	15,253

Total current liabilities	93,005	93,974
Deferred revenue	8,311	7,947
Long-term debt, less current portion	52,563	55,258
Other long-term liabilities	12,310	13,029

Total liabilities	166,189	170,208
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 69,742,139 and 68,703,366 shares issued and 69,520,051 and 68,490,277 shares outstanding at March 31, 2011 and December 31, 2010, respectively	70	69
Additional paid-in capital	271,115	263,219
Treasury stock, at cost: 222,088 and 213,089 shares at March 31, 2011 and December 31, 2010, respectively	(1,144)	(958)
Accumulated deficit	(90,378)	(89,730)
Accumulated other comprehensive loss	(28)	(16)

Total stockholders’ equity	179,635	172,584

Total liabilities and stockholders’ equity	$345,824	$342,792

See accompanying notes

REALPAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue:
On demand	$52,937	$37,207
On premise	1,645	1,868
Professional and other	2,966	2,303

Total revenue	57,548	41,378
Cost of revenue(1)	24,683	17,858

Gross profit	32,865	23,520
Operating expense:
Product development(1)	10,316	8,315
Sales and marketing(1)	12,794	7,540
General and administrative(1)	9,776	6,522

Total operating expense	32,886	22,377

Operating (loss) income	(21)	1,143
Interest expense and other, net	(1,166)	(1,464)

Loss before income taxes	(1,187)	(321)

Income tax benefit	(539)	(118)

Net loss	$(648)	$(203)

Net loss attributable to common stockholders
Basic	$(648)	$(1,353)
Diluted	$(648)	$(1,353)
Net loss per share attributable to common stockholders
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)
Weighted average shares used in computing net loss per share attributable to common stockholders
Basic	66,800	25,759
Diluted	66,800	25,759

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$298	$123
Product development	980	507
Sales and marketing	2,733	164
General and administrative	842	300
See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance as of December 31, 2010	68,703	$69	$263,219	$(16)	$(89,730)	(213)	$(958)	$172,584
Foreign currency translation	—	—	—	(12)	—	—	—	(12)
Net loss	—	—	—	—	(648)	—	—	(648)
Exercise of stock options	739	1	3,043	—	—	—	—	3,044
Treasury stock purchase, at cost	—	—	—	—	—	(9)	(186)	(186)
Issuance of restricted stock	300	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,853	—	—	—	—	4,853

Balance as of March 31, 2011	69,742	$70	$271,115	$(28)	$(90,378)	(222)	$(1,144)	$179,635

See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(648)	$(203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,773	4,670
Deferred tax benefit	(778)	(102)
Stock-based compensation	4,853	1,094
Loss on sale of assets	397	—
Acquisition-related contingent consideration	62	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	27	6,275
Customer deposits	17	(379)
Other current assets	977	(806)
Other assets	(654)	(889)
Accounts payable	1,065	1,629
Accrued compensation, taxes and benefits	(1,630)	(1,685)
Deferred revenue	357	(2,338)
Other current and long-term liabilities	(1,557)	(68)

Net cash provided by operating activities	9,261	7,198
Cash flows from investing activities:
Purchases of property, equipment and software	(1,954)	(2,917)
Acquisition of businesses, net of cash acquired	(184)	(13,048)

Net cash used by investing activities	(2,138)	(15,965)

Cash flows from financing activities:
Stock issuance costs from public offerings	(775)	—
Proceeds from notes payable	—	10,000
Payments on notes payable	(2,695)	(2,493)
Payments on capital lease obligations	(266)	(312)
Issuance of common stock	3,044	160
Purchase of treasury stock	(186)	(4)

Net cash (used) provided by financing activities	(878)	7,351

Net increase (decrease) in cash and cash equivalents	6,245	(1,416)
Effect of exchange rate on cash	(12)	27
Cash and cash equivalents:
Beginning of period	118,010	4,427

End of period	$124,243	$3,038

Supplemental cash flow information:
Cash paid for interest	$687	$1,262

Cash paid for income taxes, net of refunds	$413	$45

Non-cash financing activities:
Accrued dividends and accretion of preferred stock	$—	$1,176

See accompanying notes.

REALPAGE, INC.
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
Public Offerings
On August 11, 2010, our registration statement on Form S-1 (File No 333-166397) relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). We sold 6,000,000 shares of common stock in our initial public offering. Our common stock began trading on August 12, 2010 on the NASDAQ Global Select Stock Market under the symbol “RP,” and our initial public offering closed on August 17, 2010. Upon closing of our initial public offering, all outstanding shares of our preferred stock, including a portion of accrued but unpaid dividends on our outstanding shares of Series A, Series A1 and Series B convertible preferred stock, were converted into 29,567,952 shares of common stock.
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
It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 28, 2011 (“Form 10K”).

Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the three months ended March 31, 2011 and 2010 was in North America.
Net long-lived assets held were $22.5 million and $24.0 million in North America and $0.5 million and $0.5 million in our international subsidiaries at March 31, 2011 and December 31, 2010, respectively.
Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant accounting policies and estimates include: the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; purchase accounting allocations and related reserves; deferred revenue; stock-based compensation; and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates. For greater detail regarding these accounting policies and estimates, refer to our Form 10-K.
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
No single customer accounted for 5% or more of our revenue or accounts receivable for the three months ended March 31, 2011 or 2010.
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive (loss) or income. Other comprehensive (loss) or income is comprised of foreign currency translation gains and losses. Our comprehensive loss was as follows for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net loss	$(648)	$(203)
Foreign currency translation (loss) gain	(12)	27

Comprehensive loss	$(660)	$(176)

Recently Issued Accounting Standards
In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”) effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. This accounting standard update clarifies SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We have adopted ASU 2010-29 within the first quarter of 2011. These requirements will change our annual pro forma disclosures for acquisitions which have historically included the impact on all comparable periods. ASU 2010-29 also changes our annual and quarterly pro forma disclosures to include a description and the related amount of material adjustments made to pro forma results as seen in Note 3 herein.
3. Acquisitions
2010 Acquisitions
In November 2010, we acquired certain of the assets of Level One, LLC and L1 Technology, LLC (collectively “Level One”), subsidiaries of IAS Holdings, LLC, for approximately $61.9 million, which included a cash payment of $53.9 million at closing and a deferred payment of up to approximately $8.0 million, payable in cash or the issuance of our common stock eighteen months after the acquisition date. The acquisition of Level One further expanded our ability to provide on demand leasing center services. To facilitate the acquisition, we borrowed $30.0 million on our delayed draw term loans and utilized $24.0 million of the net proceeds from our initial public offering. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.4 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill associated with this acquisition is deductible for tax purposes.
In July 2010, we purchased 100% of the outstanding stock of eReal Estate Integration, Inc. (“eREI”) for approximately $8.6 million, net of cash acquired, which included a cash payment of $3.8 million and an estimated cash payment payable upon the achievement of certain revenue targets (acquisition-related contingent consideration) and the issuance of 499,999 restricted common shares, which vest as certain revenue targets are achieved as defined in the purchase agreement. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.8 million. In addition, we recorded the fair value of the restricted common shares of $3.3 million. These fair values were based on managements’ estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment and the related restricted common shares have a maximum value of $1.8 million and $4.4 million, respectively. This acquisition was financed from proceeds from our revolving line of credit and cash flows from operations. The acquisition of eREI improved our lead management and lead syndication capabilities. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill associated with this transaction is not deductible for tax purposes. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets. This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of March 31, 2011, our liability for the estimated cash payment was $1.0 million. During the first quarter 2011, we recognized costs of $0.1 million due to changes in the estimated fair value of the cash acquisition-related contingent consideration.

In February 2010, we acquired the assets of Domin-8 Enterprise Solutions, Inc. (“Domin-8”). The acquisition of these assets improved our ability to serve our multi-family clients with mixed portfolios that include smaller, centrally-managed apartment communities. The aggregate purchase price at closing was $12.9 million, net of cash acquired, which was paid upon acquisition of the assets. We acquired deferred revenue as a contractual obligation, which was recorded at its assessed fair value of $4.5 million. The fair value of the deferred revenue was determined based on estimated costs to support acquired contracts plus a reasonable margin. The acquired intangibles were recorded at fair value based on assumptions made by us. The customer relationships have useful lives of approximately six years and are amortized in proportion to the estimated cash flows derived from the relationship. Acquired developed product technologies have a useful life of three years and are amortized straight-line over the estimated useful life. We have determined that the tradename has an indefinite life, as we anticipate keeping the tradename for the foreseeable future given its recognition in the marketplace. Approximately $1.6 million of transaction costs related to this acquisition were expensed as incurred. We included the operating results of this acquisition in our consolidated results of operations from the effective date of the acquisition. This acquisition was financed from the proceeds from the amended credit agreement (See Note 6) and cash flow from operations. This acquisition made immediately available product offerings that complemented our existing products. We accounted for the acquisition by allocating the total consideration to the fair value of assets received and liabilities assumed. Goodwill associated with this acquisition is deductible for tax purposes.
We allocated the purchase price for Level One, eREI and Domin-8 as follows:

	Level One	eREI	Domin-8
	(in thousands)
Intangible assets:
Developed product technologies	$692	$5,279	$3,678
Customer relationships	18,300	498	6,418
Tradenames	3,740	844	1,278
Goodwill	36,897	4,664	4,896
Deferred revenue	(352)	—	(4,502)
Net other assets	2,573	(2,662)	1,155

Total purchase price, net of cash acquired	$61,850	$8,623	$12,923

2009 Acquisitions
In September 2009, we purchased substantially all of the assets of Evergreen Solutions, Inc. (“Evergreen”). The acquisition of Evergreen further advanced our ability to offer open access to our products for clients and certified partners, and improves our ability to offer integration of our products and services with third-party solutions. The aggregate purchase price at closing was $0.9 million, which included a cash payment of $0.7 million and the fair value of contingent consideration of $0.2 million, which was paid in March 2010 and is based on the collection of pre-acquisition accounts receivable balances from customers. The $0.2 million was recorded within the current portion of acquisition related liabilities on the balance sheet at December 31, 2009. The customer relationships have useful lives of four years and are amortized in proportion to the estimated cash flows derived from the relationship. We have determined that the tradename has an indefinite life, as we anticipate keeping the tradename for the foreseeable future given its recognition in the marketplace. All direct acquisition costs were immaterial and expensed as incurred. We included the operating results of this acquisition in our consolidated results of operations from the effective date of the acquisition.
In September 2009, we purchased 100% of the outstanding stock of A.L. Wizard, Inc. (“ALW”). The acquisition of ALW immediately provided us with an application of on demand software and services for residential property management customers who manage senior living properties. The aggregate purchase price at closing was $2.8 million, net of cash acquired of $0.2 million, which included a cash payment of $2.5 million upon acquisition and additional cash payments of $0.5 million, half of which is due on the first anniversary of the acquisition date and was paid in September 2010, with the remaining amount due 18 months from the acquisition date. The $0.3 million was recorded in acquisition-related liabilities on the balance sheet which was paid in 2010. We acquired deferred revenue as a contractual obligation, which was recorded at its assessed fair value of $0.5 million. The fair value was determined by incorporating the total cost to service the revenue and a normal profit margin for the industry. The customer relationships have useful lives of seven years and are amortized in proportion to the estimated cash flows derived from the relationship. Acquired developed product technologies have a useful life of three years and are amortized straight-line over the estimated useful life. We have determined that the tradename has an indefinite life, as we anticipate keeping the tradename for the foreseeable future given its recognition in the marketplace. All direct acquisition costs were immaterial and expensed as incurred. We included the operating results of this acquisition in our consolidated results from the effective date of the acquisition.
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

Pro Forma Results of Acquisitions
The following table presents unaudited actual results of operations for the three months ended March 31, 2011 and pro forma results of operations for the three months ended March 31, 2010 as if the Domin-8, eREI and Level One acquisitions had occurred at the beginning of the prior year presented. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions including approximately $1.7 million of amortization charges from acquired intangible assets and approximately $0.4 million of an income tax benefit for the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal year 2010. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results.

	Three Months Ended
	March 31
	2011	2010
	(Actual)	(Pro Forma)
	(in thousands)
Revenue:
On demand	$52,937	$43,054
On premise	1,645	2,618
Professional and other	2,966	2,331

Total revenue	57,548	48,003

Net loss	(648)	(697)
Net loss attributable to common stockholders:
Basic and diluted	(648)	(1,847)
Net loss per share attributable to common stockholders:
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)

4. Property, Equipment and Software
Property, equipment and software consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Leasehold improvements	$8,236	$8,772
Data processing and communications equipment	32,128	31,712
Furniture, fixtures, and other equipment	8,586	8,012
Software	27,321	26,617

	76,271	75,113
Less: Accumulated depreciation and amortization	(53,223)	(50,598)

Property, equipment and software, net	$23,048	$24,515

Depreciation and amortization expense for property, equipment and software was $3.2 million and $2.8 million for the three months ended March 31, 2011 and 2010, respectively. This includes depreciation for assets purchased through capital leases.
5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the three months ended March 31, 2011 is as follows:

(in thousands)
Balance at December 31, 2010	$73,885
Other	62

Balance at March 31, 2011	$73,947

Other intangible assets consisted of the following at March 31, 2011 and December 31, 2010:

		March 31, 2011			December 31, 2010
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
	(in thousands)
Finite-lived intangible assets
Developed technologies	3 years	$21,088	$(9,348)	$11,740	$21,082	$(7,618)	$13,464
Customer relationships	1-10 years	34,923	(8,546)	26,377	34,923	(6,932)	27,991
Vendor relationships	7 years	5,650	(2,696)	2,954	5,650	(2,480)	3,170
Option to purchase building	1 year	131	(55)	76	131	(22)	109
Non-competition agreement	4-5 years	120	(120)	—	120	(112)	8

Total finite-lived intangible assets		61,912	(20,765)	41,147	61,906	(17,164)	44,742
Indefinite-lived intangible assets
Tradenames		9,624	—	9,624	9,619	—	9,619

Total intangible assets		$71,536	$(20,765)	$50,771	$71,525	$(17,164)	$54,361

Amortization of finite-lived intangible assets was $3.6 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively.
6. Debt
Term Loan
At December 31, 2010, under the terms of our amended credit agreement, the term loan and revolving line of credit bear interest at a stated rate of 3.5% plus LIBOR, or a stated rate of 0.75% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Interest on the term loans and the revolver is payable monthly, or for LIBOR loans, at the end of the applicable 1-, 2-, or 3-month interest period. Principal payments on the term loan are paid in quarterly installments equal to 3.75% of the principal amount of term loans, with the balance of all term loans and the revolver due on June 30, 2014. Debt issuance costs incurred in connection with the Credit Agreement are deferred and amortized over the remaining term of the arrangement.
In February 2011, we entered into an amendment to the Credit Agreement. Under terms of the February 2011 amendment, our revolving line of credit was increased from $10.0 million to $37.0 million. In addition, the interest rates on the term loan and revolving line of credit vary dependent on defined leverage ratios and range from a stated rate of 2.75% — 3.25% plus LIBOR or a stated rate of 0.0% — 0.5% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Principal payments on the term loan and outstanding revolver balance remain consistent with our amended credit agreement.
As of March 31, 2011, we have total outstanding debt of $63.3 million and $37.0 million available under our revolving line of credit. We have unamortized debt issuance costs of $1.9 million and $1.8 million at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, we were in compliance with our debt covenants.

7. Share-based Compensation
On March 1, 2011, we granted 449,850 options with an exercise price of $24.03 which vest over four years with 75% vesting over 15 quarters and the remaining 25% vesting on the 16th quarter. We also granted 299,900 shares of restricted stock at $24.03 which vest ratably over four years. Both stock options and restricted stock were granted under the 2010 Equity Plan.
8. Commitments and Contingencies
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of March 31, 2011 or December 31, 2010.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of March 31, 2011 or December 31, 2010.
Litigation
From time to time, in the normal course of our business, we are a party to litigation matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred. Insurance recoveries associated with legal costs incurred are recorded when they are deemed probable of recovery. We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome in any legal matter, if material, could have an adverse effect on our operations, financial position, liquidity and results of operations.
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. On March 28, 2011, we filed an answer and counterclaims. This case is at an early stage and we are not able to predict its outcome.
We are involved in other litigation matters not listed above but we do not consider the matters to be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related thereto unfold.
9. Net Loss Per Share
Net loss per share is presented in conformity with the two-class method required for participating securities. In August 2010, all of the Company’s outstanding redeemable convertible preferred stock converted into common stock in connection with our IPO. Prior to the conversion, holders of Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred were each entitled to receive 8% per annum cumulative dividends, payable prior and in preference to any dividends on any other shares of our capital stock. In the event a dividend was paid on common stock, holders of Series A Preferred, Series A1 Preferred, Series B Preferred, Series C Preferred and non-vested restricted stock were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis). Holders of Series A Preferred, Series A1 Preferred, Series B Preferred, Series C Preferred and non-vested restricted stock did not share in loss of the Company.

For the period prior to the conversion of the redeemable convertible preferred stock, net loss per share information is computed using the two-class method. Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is determined by allocating undistributed earnings, calculated as net loss less current period Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred cumulative dividends, between the holders of common stock and Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred. Diluted net income per share attributable to common stockholders is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options using the treasury stock method. Weighted average shares from common share equivalents in the amount of 3,811,265 shares and 1,121,480 shares were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the three months ended March 31, 2011 and 2010, respectively.
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per
	share amounts)
Numerator:
Net loss	$(648)	$(203)
8% cumulative dividends on participating preferred stock	—	(1,150)

Net loss attributable to common stockholders — basic and diluted	$(648)	$(1,353)
Denominator:
Basic:
Weighted average common shares used in computing basic net loss per share	66,800	25,759
Diluted:
Weighted average common shares used in computing basic net loss per share	66,800	25,759
Add weighted average effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

Weighted average common shares used in computing diluted net loss per share	66,800	25,759
Net loss per common share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)
10. Income Taxes
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
11. Subsequent Event
In May 2011, we acquired substantially all of the assets of Compliance Depot, LLC (“Compliance Depot”) for approximately $22.4 million in cash. The acquisition of Compliance Depot expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing due to the pending completion of the valuation of intangible assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise. For risks and uncertainties that could impact our forward-looking statements, please see Part II Item 1A, “Risk Factors” herein, and also our Annual Report on Form 10K filed with the U.S. Securities Exchange Commission (“SEC”) on February 28, 2011 (“Form 10-K”) which includes, but is not limited to, the discussion under “Risk Factors” therein, which you may view at www.sec.gov.
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
Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of March 31, 2011, over 7,000 customers used one or more of our on demand software solutions to help manage the operations of approximately 6.2 million rental housing units. Our customers include nine of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2010 by the National Multi Housing Council, based on number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $57.5 million and $41.4 million for the three months ended March 31, 2011 and 2010, respectively. In the same periods, we had operating (loss) income of approximately ($21 thousand) and $1.1 million, respectively, and net loss of approximately $0.6 million and $0.2 million, respectively.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 16 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base.
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
Recent Acquisitions
In February 2010, we acquired the assets of Domin-8 Enterprise Solutions, Inc (“Domin-8”). The acquisition of these assets improved our ability to serve our multi-family clients with mixed portfolios that include smaller, centrally-managed apartment communities. The aggregate purchase price at closing was $12.9 million, net of cash acquired, which was paid upon acquisition of the assets.
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
In November 2010, we acquired certain of the assets of Level One, LLC and L1 Technology, LLC, (“Level One”), subsidiaries of IAS Holdings, LLC. Level One services property management companies by providing centralized lead capture services designed to enable owners to lease more apartments, reduce overall marketing spend and free up on-site leasing staff. We are in the process of integrating Level One with our CrossFire product family. We continue to market the Level One brand. Level One’s services are utilized in the management of approximately one million rental property units. The purchase price of Level One was approximately $61.9 million, which included a cash payment of $53.9 million and a deferred payment of up to approximately $8.0 million, payable in cash or the issuance of our common stock eighteen months after the acquisition date. To facilitate the acquisition, we borrowed $30.0 million under our delayed draw term loans and utilized $24.0 million of the net proceeds from our initial public offering.
In May 2011, we acquired substantially all of the assets of Compliance Depot LLC (“Compliance Depot”) for approximately $22.4 million in cash. The acquisition of Compliance Depot expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry. Interfacing with vendors through a branded platform, Compliance Depot allows property managers and owners to: track compliance with vendor obligations to carry workers compensation and general liability insurance, identify vendor bankruptcy filings, liens, criminal records, collections and professional license verification, confirm federal regulation compliance, such as The Patriot Act; as well as manage contractual agreements and federal and state tax documents. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing due to the pending completion of the valuation of intangible assets.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. We reconsider and evaluate our estimates and assumptions on an on-going basis. Accordingly, actual results may differ significantly from these estimates
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates, and therefore, could have the greatest potential impact on our condensed consolidated financial statements:
•	Revenue recognition;
•	Accounts receivable;
•	Business combinations;
•	Goodwill and other intangible assets with indefinite lives;
•	Impairment of long-lived assets
•	Intangible assets;
•	Stock-based compensation;
•	Income taxes; and
•	Capitalized product development costs.
A full discussion of our critical accounting policies, which involve significant management judgment, appears in our Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” For further information regarding our business, industry trends, accounting policies and estimates, and risks and uncertainties, refer to our Form 10-K.

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
Annual Customer Value (“ACV”). ACV represents the product of ending on demand units multiplied by annualized on demand revenue per average on demand unit for the quarter and is our estimate of the run-rate of recurring on demand revenue.
Adjusted EBITDA. We define this metric as net (loss) income plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, acquisition-related expense and purchase accounting adjustment. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. In 2011, Adjusted EBITDA excludes litigation related expenses pertaining to the Yardi litigation as discussed in Part II, Item 1 “Legal Proceedings.” Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, refer to “Reconciliation of Quarterly Non-GAAP Financial Measures” herein. Our Adjusted EBITDA grew from approximately $7.2 million for the three months ended March 31, 2010 to approximately $12.1 million for the three months ended March 31, 2011 as a result of our efforts to expand market share and increase revenue.
Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Condensed Consolidated Statements of Operations Data

	Three Months Ended
	March 31,
	2011	2010
	(in thousands, unaudited)
Revenue:
On demand	$52,937	$37,207
On premise	1,645	1,868
Professional and other	2,966	2,303

Total revenue	57,548	41,378
Cost of revenue(1)	24,683	17,858

Gross profit	32,865	23,520
Operating expense:
Product development(1)	10,316	8,315
Sales and marketing(1)	12,794	7,540
General and administrative(1)	9,776	6,522

Total operating expense	32,886	22,377

Operating (loss) income	(21)	1,143
Interest expense and other, net	(1,166)	(1,464)

Loss before income taxes	(1,187)	(321)

Income tax benefit	(539)	(118)

Net loss	$(648)	$(203)

Net loss attributable to common stockholders
Basic	$(648)	$(1,353)
Diluted	$(648)	$(1,353)
Net loss per share attributable to common stockholders
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)
Weighted average shares used in computing net loss per share attributable to common stockholders
Basic	66,800	25,759
Diluted	66,800	25,759

(1)	Includes stock-based compensation expense as follows:

Cost of revenue	$298	$123
Product development	980	507
Sales and marketing	2,733	164
General and administrative	842	300
The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2011	2010
	(as a percentage of total
	revenue)
Revenue:
On demand	92.0%	89.9%
On premise	2.9	4.5
Professional and other	5.2	5.6

Total revenue	100.0	100.0
Cost of revenue	42.9	43.2

Gross profit	57.1	56.8
Operating expense:
Product development	17.9	20.1
Sales and marketing	22.2	18.2
General and administrative	17.0	15.8

Total operating expenses	57.1	54.1

Operating (loss) income	0.0	2.8
Interest expense and other, net	(2.0)	(3.5)

Net loss before taxes	(2.1)	(0.8)
Income tax benefit	(0.9)	(0.3)

Net loss	(1.1)	(0.5)

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
Revenue

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$52,937	$37,207	$15,730	42.3%
On premise	1,645	1,868	(223)	(11.9)
Professional and other	2,966	2,303	663	28.8

Total revenue	$57,548	$41,378	$16,170	39.1

On demand unit metrics:
Ending on demand units	6,159	4,912	1,247	25.4
Average on demand units	6,113	4,732	1,381	29.2
On demand revenue per average on demand unit	$34.64	$31.45	$3.19	10.1
On demand revenue. Our on demand revenue increased $15.7 million, or 42.3%, for the three months ended March 31, 2011 as compared to same period in 2010, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our 2010 strategic acquisitions.
On premise revenue. On premise revenue decreased $0.2 million, or 11.9%, for the three months ended March 31, 2011 as compared to the same period in 2010. We no longer actively market our on premise software solutions to new customers, and only license our on premise software solutions to a small portion of our existing on premise customers as they expand their portfolio of rental housing properties. While we continue to support our recently acquired on premise software solutions, we expect that many of the customers who license these solutions will transition to our on demand software solutions over time. As a result, our on premise revenue has declined during the three months ended March 31, 2011 as compared to the same period in 2010. We expect this trend to continue.
Professional and other revenue. Professional and other services revenue increased $0.7 million, or 28.8%, for the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to an increase in revenue from consulting services.
Total revenue. Our total revenue increased $16.2 million, or 39.1%, for the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to an increase in rental property units managed with our on demand solutions and improved penetration of our on demand solutions into our existing customer base.
On demand unit metrics. As of March 31, 2011, one or more of our on demand solutions was utilized in the management of 6.2 million rental property units, representing an increase of 1.2 million units, or 25.4% as compared to March 31, 2010. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales and marketing efforts and our 2010 acquisitions contributing approximately 8.9% of ending on demand units as of March 31, 2011.
For the three months ended March 31, 2011, our annualized on demand revenue per average on demand unit was $34.64 representing an increase of $3.19, or 10.1%, as compared to the three months ended March 31, 2010, primarily due to improved penetration of our on demand solutions into our customer base and revenue contributed from our 2010 strategic acquisitions.
Cost of Revenue

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(in thousands)
Cost of revenue	$21,017	$15,121	$5,896	39.0%
Depreciation and amortization	3,666	2,737	929	33.9

Total cost of revenue	$24,683	$17,858	$6,825	38.2

Cost of revenue. Total cost of revenue increased $6.8 million, or 38.2%, for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in cost of revenue was primarily due to: a $1.1 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $4.6 million increase in personnel expense of which $2.8 million was added as a result of our eREI and Level One acquisitions; a $0.7 million increase in non-cash amortization of acquired technology as a result of our eREI and Level One acquisitions; a $0.2 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $0.2 million increase in stock-based compensation related to our professional services and datacenter operations personnel. Cost of revenue as a percentage of total revenue was 42.9% for the three months ended March 31, 2011 as compared to 43.2% for the same period in 2010. The decrease as a percentage of total revenue was primarily the result of leveraging our fixed cost base, which was partially offset by an increase in non-cash amortization of acquired technology as a result of our eREI and Level One acquisitions.
Operating Expenses

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(in thousands)
Product development	$9,830	$7,772	$2,058	26.5%
Depreciation and amortization	486	543	(57)	(10.5)

Total product development expense	$10,316	$8,315	$2,001	24.1

Product development. Total product development expense increased $2.0 million, or 24.1%, for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in product development expense was primarily due to: a $1.6 million increase in personnel expense of which $0.4 million related to product development groups added as a result of our eREI and Level One acquisitions; and a $0.5 million increase in stock-based compensation related to product development personnel offset by a $0.1 million decrease in other general product development expense.

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(in thousands)
Sales and marketing	$10,696	$6,511	$4,185	64.3%
Depreciation and amortization	2,098	1,029	1,069	103.2

Total sales and marketing expense	$12,794	$7,540	$5,254	69.7

Sales and marketing. Total sales and marketing expense increased $5.3 million, or 69.7%, for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in sales and marketing expense was primarily due to a $2.6 million increase in stock-based compensation related to sales and marketing personnel from our Level One acquisition; a $1.4 million increase in personnel expense of which $0.8 million was added as a result of our eREI and Level One acquisitions; a $1.1 million increase in non-cash amortization of acquired technology as a result of our eREI and Level One acquisitions; and a $0.2 million increase in other general sales and marketing expense.

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(in thousands)
General and administrative	$9,253	$6,161	$3,092	50.2%
Depreciation and amortization	523	361	162	44.9

Total general and administrative expense	$9,776	$6,522	$3,254	49.9

General and administrative. Total general and administrative expense increased $3.3 million, or 49.9%, for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in general and administrative expense was primarily due to: a $1.0 million increase in personnel expense related to accounting, management information systems, internal audit, business development, legal, and human resources staff to support the growth in our business as well as provide the necessary organizational structure to support public company requirements; a $0.5 million increase in professional fees; a $0.4 million increase in facilities expense primarily as a result of our eREI and Level One acquisitions; a $0.5 million increase in stock-based compensation related to general and administrative personnel; a $0.3 million increase in legal expenses related to the Yardi litigation; and a $0.6 million increase in other general and administrative expense.
Interest Expense and Other, Net
Interest expense and other, net, decreased $0.3 million, or 20.4%, for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to a $0.7 million decrease associated with the early extinguishment of our preferred stockholder notes payable in connection with our initial public offering combined with the effect of lower interest rates under our amended credit agreement. See “Long-term Debt Obligations” for further discussion regarding our amended credit agreement. This decrease was offset by an increase in other losses of $0.4 million related to the sale of a non-operating asset held for sale.

Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable items. Our provision for income taxes of $(0.5) million in the first quarter of 2011 consists primarily of the U.S. federal benefit of net losses before taxes, foreign taxes and various state taxes that are considered income taxes for financial reporting purposes but are assessed on adjusted gross revenue rather than adjusted net income.
Reconciliation of Non-GAAP Financial Measures
We define Adjusted EBITDA as net income plus depreciation and asset impairment, amortization of intangible assets, interest expense, net, income tax expense, stock-based compensation expense, acquisition-related expense and purchase accounting adjustment. In 2011, Adjusted EBITDA excludes litigation related expenses pertaining to the Yardi litigation as discussed in Part II, Item 1 “Legal Proceedings.” We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:
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
The following provides a reconciliation of net (loss) income to Adjusted EBITDA:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net loss	$(648)	$(203)
Depreciation, asset impairment and loss on sale of asset	3,124	2,456
Amortization of intangible assets	4,046	2,214
Interest expense, net	783	1,464
Income tax benefit	(539)	(118)
Litigation related expense	320	—
Stock-based compensation expense	4,853	1,094
Acquisition-related expense	186	324

Adjusted EBITDA	$12,125	$7,231

Liquidity and Capital Resources
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
Our primary sources of liquidity as of March 31, 2011 consisted of $124.2 million of cash and cash equivalents, $37.0 million available under our revolving line of credit and $7.6 million of current assets less current liabilities (excluding $124.2 of cash and cash equivalents and $47.7 million of deferred revenue).
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
The following table sets forth cash flow data for the periods indicated therein:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$9,261	$7,198
Net cash (used) in investing activities	(2,138)	(15,965)
Net cash (used) provided by financing activities	(878)	7,351
Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
Net Cash Provided by Operating Activities
In the three months ended March 31, 2011, we generated $9.3 million of net cash from operating activities, which consisted of a net loss of $0.6 million and changes in working capital of $1.4 million, offset by net non-cash income of $11.6 million representing an increase of $5.9 million or 101.7%, compared to the same period in 2010. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense. The $1.4 million use of operating cash flow resulting from the changes in working capital was primarily due to payments of accrued benefits and other current liabilities, offset by general timing differences in other current assets and accounts payable.
Net Cash Used in Investing Activities
In the three months ended March 31, 2011, our investing activities used $2.1 million. Investing activities consisted of acquisition-related payments of $0.1 million for commitments related to prior years’ acquisitions and $2.0 million of capital expenditures. The decrease in cash used in investing activities as of March 31, 2011 compared to March 31, 2010 relates to the consideration paid net of cash acquired for our first quarter 2010 acquisition combined with a decrease in capital spending year over year.
Capital expenditures in the three months ended March 31, 2011 and 2010 were primarily related to investments in technology infrastructure to support our growth initiatives.
Net Cash Used in Financing Activities
Our financing activities used $0.9 million in the three months ended March 31, 2011, representing a decrease of $8.2 million, as compared to the same period of 2010. Cash used in financing activities as of March 31, 2011 was primarily due to aggregate principal payments of $2.7 million for scheduled term debt maturities, capital lease payments of $0.3 million and payments related to our public offering costs of $0.8 million offset by net proceeds of $2.9 million from stock issuances under our stock based compensation plans.
Cash provided by financing activities during the three months ended March 31, 2011 and 2010 was used to support our operations until we achieved positive operating cash flow, as a funding source for acquisitions and for capital expenditures related to the expansion of our technology infrastructure.

Contractual Obligations, Commitments and Contingencies
Contractual Obligations
Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. There have been no material changes in our contractual obligations from our disclosures within our Form 10-K.
Long-Term Debt Obligations
At December 31, 2010, under the terms of our amended credit agreement, the term loan and revolving line of credit bear interest at a stated rate of 3.5% plus LIBOR, or a stated rate of 0.75% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Interest on the term loans and the revolver is payable monthly, or for LIBOR loans, at the end of the applicable 1-, 2-, or 3-month interest period. Principal payments on the term loan will be paid in quarterly installments equal to 3.75% of the principal amount of term loans, with the balance of all term loans and the revolver due on June 30, 2014. Debt issuance costs incurred in connection with the Credit Agreement are deferred and amortized over the remaining term of the arrangement.
In February 2011, we entered into an amendment to the credit agreement. Under terms of the February 2011 amendment, our revolving line of credit was increased from $10.0 million to $37.0 million. In addition, the interest rates on the term loan and revolving line of credit vary dependent on defined leverage ratios and range from a stated rate of 2.75% — 3.25% plus LIBOR or a stated rate of 0.0% — 0.5% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Principal payments on the term loan and outstanding revolver balance remain consistent with our amended credit agreement.
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
We are also required to comply with a fixed charge coverage ratio, which is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, of 1.25:1:00 as of December 31, 2010 and each 12-month period thereafter, and a senior leverage ratio, which is a ratio of the outstanding principal balance of our term loan plus our outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 1.85:1.00 for each period from July 31, 2010 until October 31, 2010, then 2.35:1.00 for each period until December 31, 2010, with step-downs until July 31, 2011, when the ratio is set at 1.50:1.00 for such period and thereafter. Under terms of the February 2011 amendment, our senior leverage ratio must be at or below 2.75:1.00 for all fiscal quarters after December 31, 2010.
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
We had cash and cash equivalents of $124.2 million and $118.0 million at March 31, 2011 and December 31, 2010, respectively.
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
We had total outstanding debt of $63.3 million and $66.0 at March 31, 2011 and December 31, 2010, respectively. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.6 million.

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
Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2011.
Changes in Internal Controls
There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business.
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation and unfair competition. The plaintiff alleges, among other things, that unnamed RealPage personnel used unauthorized passwords to wrongfully gain access to and download confidential, trade secret, and copyrighted information related to Yardi products from Yardi’s computer system. In its prayer for relief, Yardi Systems seeks various remedies including unspecified damages and injunctive relief. On March 28, 2011, we filed an answer and counterclaims in which we respond to Yardi’s claims and assert counterclaims against Yardi for, among other things, misappropriation of trade secrets, violation of the Sherman Act, violation of the California Cartwright Act, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. We allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. In our prayer for relief, we seek various remedies including unspecified damages and injunctive relief. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention.
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

Item 1A.	Risk Factors.
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
We have not been consistently profitable on a quarterly or annual basis. Although we have net income for the year ended December 31, 2010 and 2009, we experienced net losses of $3.2 million and $3.1 million in 2008 and 2007, respectively. Net income for 2009 included a discrete tax benefit of approximately $27.0 million as a result of our net deferred tax assets valuation allowance. As of March 31, 2011, our accumulated deficit was $90.4 million. While we have experienced significant growth over recent quarters, we may not be able to sustain or increase our growth or profitability in the future. We expect to make significant future expenditures related to the development and expansion of our business. As a result of increased general and administrative expenses due to the additional operational and reporting costs associated with being a public company, we will need to generate and sustain increased revenue to achieve future profitability expectations. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this filing. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.

If we are unable to manage the growth of our diverse and complex operations, our financial performance may suffer.
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 532 as of December 31, 2006 to 1,764 as of March 31, 2011. We increased our number of on demand customers from 1,469 as of December 31, 2006 to over 7,000 as of March 31, 2011. We increased the number of on demand product centers that we offer from 20 as of December 31, 2006 to 42 as of March 31, 2011. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisition of the assets of Compliance Depot in May 2011. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:
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
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation and unfair competition. The plaintiff alleges, among other things, that unnamed RealPage personnel used unauthorized passwords to wrongfully gain access to and download confidential, trade secret, and copyrighted information related to Yardi products from Yardi’s computer system. In its prayer for relief, Yardi Systems seeks various remedies including unspecified damages and injunctive relief. On March 28, 2011, we filed an answer and counterclaims in which we respond to Yardi’s claims and assert counterclaims against Yardi for, among other things, misappropriation of trade secrets, violation of the Sherman Act, violation of the California Cartwright Act, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. We allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. In our prayer for relief, we seek various remedies including unspecified damages and injunctive relief. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention. Prior to filing this lawsuit, Yardi Systems, Inc. contacted us and certain of our customers and expressed concerns about our hosting such competitor’s applications in The RealPage Cloud and our performance of certain consulting services. We believe that we are lawfully hosting and accessing Yardi Systems, Inc.’s applications in The RealPage Cloud solely for purposes authorized by our customers and within our customers’ contractual rights. However, if Yardi Systems, Inc. or other competitors do not continue to cooperate with us, alter their applications in ways that inhibit or restrict the integration of our solutions or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications and we are not able to find alternative ways to integrate our solutions with our competitors’ applications, our business would be harmed. Yardi Systems has also expressed its concern that we may misappropriate its intellectual property by hosting its applications for our mutual customers in The RealPage Cloud.

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
On September 3, 2009, we entered into a credit facility with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC) and Comerica Bank. As amended on February 23, 2011, the credit facility provides for borrowings of up to $103.0 million, subject to a borrowing formula, including a revolving facility of up to $37.0 million, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf, and a term loan facility of up to $66.0 million. In November 2010, we borrowed $30.0 million on our delayed draw term loans to facilitate our acquisition of Level One. At March 31, 2011, we had approximately $63.3 million of outstanding indebtedness under the term loan facility. Our interest expense as of March 31, 2011 and 2010 for the credit facility was approximately $0.8 million and $1.5 million, respectively.
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
We also have equipment lease obligations, which totaled approximately $0.3 million as of March 31, 2011. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our business, which would substantially impair our ability to provide our solutions and could have a material adverse effect on our liquidity or results of operations.
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
One of our competitors, Yardi Systems, Inc., contacted us and certain of our customers and expressed its concern that we may misappropriate its intellectual property by hosting its applications for our mutual customers in The RealPage Cloud. On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage and DC Consulting, Inc. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation and unfair competition. The plaintiff alleges, among other things, that unnamed RealPage personnel used unauthorized passwords to wrongfully gain access to and download confidential, trade secret, and copyrighted information related to Yardi products from Yardi’s computer system. In its prayer for relief, Yardi Systems seeks various remedies including unspecified damages and injunctive relief. On March 28, 2011, we filed an answer and counterclaims in which we respond to Yardi’s claims and assert counterclaims against Yardi for, among other things, misappropriation of trade secrets, violation of the Sherman Act, violation of the California Cartwright Act, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. We allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. In our prayer for relief, we seek various remedies including unspecified damages and injunctive relief. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention. The Yardi Systems litigation or other similar litigation could force us to stop selling, incorporating or using our solutions that include the challenged intellectual property or redesign those solutions that use the technology. In addition, we may have to pay damages if we are found to be in violation of a third party’s rights. We may have to procure a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. There is no assurance that we would be able to develop alternative solutions or, if alternative solutions were developed, that they would perform as required or be accepted in the relevant markets. In some instances, if we are unable to offer non-infringing technology, or obtain a license for such technology, we may be required to refund some or the entire license fee paid for the infringing technology by our customers.
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
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage and DC Consulting, Inc. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation and unfair competition. The plaintiff alleges, among other things, that unnamed RealPage personnel used unauthorized passwords to wrongfully gain access to and download confidential, trade secret, and copyrighted information related to Yardi products from Yardi’s computer system. In its prayer for relief, Yardi Systems seeks various remedies including unspecified damages and injunctive relief. On March 28, 2011, we filed an answer and counterclaims in which we respond to Yardi’s claims and assert counterclaims against Yardi for, among other things, misappropriation of trade secrets, violation of the Sherman Act, violation of the California Cartwright Act, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. We allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. In our prayer for relief, we seek various remedies including unspecified damages and injunctive relief. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 56.4% of our common stock as of March 31, 2011. Further, Stephen T. Winn, our Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 39.6% of our common stock as of March 31, 2011. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
As of March 31, 2011, we had 69,520,051 shares of common stock outstanding. Of these shares, 67,401,565 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of March 31, 2011, holders of 38,977,999 shares, or approximately 56.1%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In addition, we have registered approximately 16,584,913 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 4,546,951 shares were eligible for sale upon the exercise of vested options as of March 31, 2011.
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
Date: May 9, 2011

RealPage, Inc.
By	/s/ Timothy J. Barker
Timothy J. Barker
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(2)	Amended and Restated Bylaws of the Registrant

4.1	(3)	Form of Common Stock certificate of the Registrant

4.2	(4)	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000

4.3	(4)	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008

4.4	(5)	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010

10.1	(6)	Amendment No.1 to 2010 Equity Incentive Plan

10.2	(7)	Form of 2011 Management Incentive Plan

10.3	(8)	Ninth Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated February 23, 2011

31.1	*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(2)	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(3)	Incorporated by reference to the same numbered exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(4)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on April 29, 2010.

(5)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-34846) filed on November 5, 2010.

(6)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-34846) filed on February 24, 2011.

(7)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34846) filed on February 24, 2011.

(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34846) filed on February 24, 2011.

*	Furnished herewith