Form 10-Q
period 2011-06-30
REALPAGE INC
filed 2011-08-09
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $0.001 par value	70,853,037

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations	2

Condensed Consolidated Statements of Stockholders’ Equity	3

Condensed Consolidated Statements of Cash Flows	4

Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	28

Item 6. Exhibits	49

Signatures	49

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
REALPAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,985	$118,010
Restricted cash	15,909	15,346
Accounts receivable, less allowance for doubtful accounts of $1,044 and $1,370 at June 30, 2011 and December 31, 2010, respectively	33,612	29,577
Deferred tax asset, net of valuation allowance	1,539	1,529
Other current assets	8,207	6,060

Total current assets	171,252	170,522
Property, equipment, and software, net	23,607	24,515
Goodwill	87,163	73,885
Identified intangible assets, net	58,402	54,361
Deferred tax asset, net of valuation allowance	18,079	17,322
Other assets	2,673	2,187

Total assets	$361,176	$342,792

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,381	$4,787
Accrued expenses and other current liabilities	22,699	15,436
Current portion of deferred revenue	51,541	47,717
Current portion of long-term debt	10,781	10,781
Customer deposits held in restricted accounts	15,833	15,253

Total current liabilities	108,235	93,974
Deferred revenue	8,778	7,947
Long-term debt, less current portion	49,867	55,258
Other long-term liabilities	5,258	13,029

Total liabilities	172,138	170,208
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 71,099,555 and 68,703,366 shares issued and 70,854,620 and 68,490,277 shares outstanding at June 30, 2011 and December 31, 2010, respectively	71	69
Additional paid-in capital	280,530	263,219
Treasury stock, at cost: 244,935 and 213,089 shares at June 30, 2011 and December 31, 2010, respectively	(1,431)	(958)
Accumulated deficit	(90,096)	(89,730)
Accumulated other comprehensive loss	(36)	(16)

Total stockholders’ equity	189,038	172,584

Total liabilities and stockholders’ equity	$361,176	$342,792

See accompanying notes

REALPAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
On demand	$57,039	$40,089	$109,976	$77,296
On premise	1,628	2,424	3,273	4,292
Professional and other	2,968	2,296	5,934	4,599

Total revenue	61,635	44,809	119,183	86,187
Cost of revenue(1)	25,810	18,534	50,493	36,392

Gross profit	35,825	26,275	68,690	49,795
Operating expense:
Product development(1)	10,537	8,989	20,853	17,304
Sales and marketing(1)	14,510	8,825	27,304	16,365
General and administrative(1)	9,574	6,739	19,350	13,261

Total operating expense	34,621	24,553	67,507	46,930

Operating income	1,204	1,722	1,183	2,865
Interest expense and other, net	(732)	(1,463)	(1,898)	(2,927)

Income (loss) before income taxes	472	259	(715)	(62)

Income tax expense (benefit)	190	95	(349)	(23)

Net income (loss)	$282	$164	$(366)	$(39)

Net income (loss) attributable to common stockholders
Basic	$282	$(807)	$(366)	$(2,363)
Diluted	$282	$(807)	$(366)	$(2,363)
Net income (loss) per share attributable to common stockholders
Basic	$0.00	$(0.03)	$(0.01)	$(0.09)
Diluted	$0.00	$(0.03)	$(0.01)	$(0.09)
Weighted average shares used in computing net loss per share attributable to common stockholders
Basic	68,673	26,042	67,741	25,901
Diluted	72,012	26,042	67,741	25,901

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$312	$144	$610	$267
Product development	1,105	530	2,085	1,037
Sales and marketing	2,627	176	5,360	340
General and administrative	925	442	1,767	742
See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance as of December 31, 2010	68,703	$69	$263,219	$(16)	$(89,730)	(213)	$(958)	$172,584
Foreign currency translation	—	—	—	(20)	—	—	—	(20)
Net loss	—	—	—	—	(366)	—	—	(366)
Exercise of stock options	1,963	2	7,489	—	—	—	—	7,491
Treasury stock purchase, at cost	—	—	—	—	—	(32)	(473)	(473)
Issuance of restricted stock	433	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,822	—	—	—	—	9,822

Balance as of June 30, 2011	71,099	$71	$280,530	$(36)	$(90,096)	(245)	$(1,431)	$189,038

See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(366)	$(39)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,016	9,544
Deferred tax benefit	(767)	(86)
Stock-based compensation	9,822	2,386
Loss on sale of assets	395	3
Acquisition-related contingent consideration	105	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(4,034)	2,601
Customer deposits	17	(332)
Other current assets	(1,208)	(1,744)
Other assets	(493)	(1,915)
Accounts payable	1,941	733
Accrued compensation, taxes and benefits	(1,336)	(63)
Deferred revenue	2,275	(3,075)
Other current and long-term liabilities	(1,146)	184

Net cash provided by operating activities	19,221	8,197
Cash flows from investing activities:
Purchases of property, equipment and software	(5,642)	(4,718)
Acquisition of businesses, net of cash acquired	(20,031)	(13,292)

Net cash used by investing activities	(25,673)	(18,010)

Cash flows from financing activities:
Stock issuance costs from public offerings	(775)	—
Proceeds from notes payable	—	10,000
Payments on notes payable	(5,391)	(4,745)
Proceeds from revolving credit facility, net	—	5,673
Payments on capital lease obligations	(351)	(610)
Issuance of common stock	7,437	217
Purchase of treasury stock	(473)	(4)

Net cash provided by financing activities	447	10,531

Net (decrease) increase in cash and cash equivalents	(6,005)	718
Effect of exchange rate on cash	(20)	(13)
Cash and cash equivalents:
Beginning of period	118,010	4,427

End of period	$111,985	$5,132

Supplemental cash flow information:
Cash paid for interest	$1,390	$2,631

Cash paid for income taxes, net of refunds	$665	$202

Non-cash financing activities:
Accrued dividends and accretion of preferred stock	$—	$2,376

Conversion of preferred stock to common shares	$—	$726

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
Principally, all of our revenue for the three and six months ended June 30, 2011 and 2010 was in North America.
Net long-lived assets held were $23.1 million and $24.0 million in North America and $0.5 million and $0.5 million in our international subsidiaries at June 30, 2011 and December 31, 2010, respectively.

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
No single customer accounted for 5% or more of our revenue or accounts receivable for the three and six months ended June 30, 2011 or 2010.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive loss. Other comprehensive loss is comprised of foreign currency translation losses. Our comprehensive income (loss) was as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Net income (loss)	$282	$164	$(366)	$(39)
Foreign currency translation loss	(8)	(40)	(20)	(13)

Comprehensive income (loss)	$274	$124	$(386)	$(52)

Recently Issued Accounting Standards
In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”) effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. This accounting standard update clarifies SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted ASU 2010-29 during the first quarter of 2011. These requirements will change our annual pro forma disclosures for acquisitions which have historically included the impact on all comparable periods. ASU 2010-29 also changes our annual and quarterly pro forma disclosures to include a description and the related amount of material adjustments made to pro forma results as seen in Note 3 herein.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“ASU 2011-05”) effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. This accounting standard provides new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011 and do not anticipate that this adoption will have any impact on our financial position or results of operations.
3. Acquisitions
2011 Acquisition
In May 2011, we acquired substantially all of the assets of Compliance Depot, LLC (“Compliance Depot”) for approximately $22.5 million which included a cash payment of $19.2 million at closing and three deferred payments of $1.1 million payable six, twelve and eighteen months after the acquisition date. The acquisition of Compliance Depot expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill associated with this acquisition is deductible for tax purposes.
We allocated the purchase price for Compliance Depot as follows:

Intangible assets:	(in thousands)
Developed product technologies	$382
Customer relationships	9,030
Tradenames	2,230
Goodwill	13,371
Deferred revenue	(2,380)
Net other liabilities	(110)

Total purchase price, net of cash acquired	$22,523

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
In July 2010, we purchased 100% of the outstanding stock of eReal Estate Integration, Inc. (“eREI”) for approximately $8.6 million, net of cash acquired, which included a cash payment of $3.8 million and an estimated cash payment payable upon the achievement of certain revenue targets (acquisition-related contingent consideration) and the issuance of 499,999 restricted common shares, which vest as certain revenue targets are achieved as defined in the purchase agreement. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.8 million. In addition, we recorded the fair value of the restricted common shares of $3.3 million. These fair values were based on managements’ estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment and the related restricted common shares have a maximum value of $1.8 million and $4.4 million, respectively. This acquisition was financed from proceeds from our revolving line of credit and cash flows from operations. The acquisition of eREI improved our lead management and lead syndication capabilities. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill associated with this transaction is not deductible for tax purposes. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets. This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of June 30, 2011, our liability for the estimated cash payment was $1.0 million. During the second quarter 2011, we recognized costs of $0.1 million due to changes in the estimated fair value of the cash acquisition-related contingent consideration.
In February 2010, we acquired the assets of Domin-8 Enterprise Solutions, Inc. (“Domin-8”). The acquisition of these assets improved our ability to serve our multi-family clients with mixed portfolios that include smaller, centrally-managed apartment communities. The aggregate purchase price at closing was $12.9 million, net of cash acquired, which was paid upon acquisition of the assets. We acquired deferred revenue as a contractual obligation, which was recorded at its assessed fair value of $4.5 million. The fair value of the deferred revenue was determined based on estimated costs to support acquired contracts plus a reasonable margin. The acquired intangibles were recorded at fair value based on assumptions made by us. The customer relationships have useful lives of approximately six years and are amortized in proportion to the estimated cash flows derived from the relationship. Acquired developed product technologies have a useful life of three years and are amortized straight-line over the estimated useful life. We have determined that the tradename has an indefinite life, as we anticipate keeping the tradename for the foreseeable future given its recognition in the marketplace. Approximately $0.9 million of transaction costs related to this acquisition were expensed as incurred. We included the operating results of this acquisition in our consolidated results of operations from the effective date of the acquisition. This acquisition was financed from the proceeds from the amended credit agreement and cash flow from operations. This acquisition made immediately available product offerings that complemented our existing products. We accounted for the acquisition by allocating the total consideration to the fair value of assets received and liabilities assumed. Goodwill associated with this acquisition is deductible for tax purposes.
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

Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2011 and June 30, 2010 as if the Domin-8, eREI, Level One and Compliance Depot acquisitions had occurred at the beginning of the periods presented. The pro forma financial information includes business combination effects resulting from these acquisitions including approximately $0.1 million, $1.7 million, $0.6 million and $3.8 million of amortization charges from acquired intangible assets and approximately $(0.1) million, $0.3 million, $0.3 million and $1.0 million of an income tax (expense) benefit for the related tax effects as though the aforementioned companies were combined as of the beginning of the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, respectively. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	(in thousands)
Revenue:
On demand	$57,639	$46,057	$112,017	$90,299
On premise	1,538	2,424	3,273	5,042
Professional and other	2,968	2,296	5,934	4,627

Total revenue	62,145	50,777	121,224	99,968

Net income (loss)	$88	$(455)	$(545)	$(1,447)

Net income (loss) attributable to common stockholders:
Basic and diluted	88	(1,629)	(545)	(3,771)

Net (loss) income per share attributable to common stockholders:
Basic	$0.00	$(0.06)	$(0.01)	$(0.15)
Diluted	$0.00	$(0.06)	$(0.01)	$(0.15)
4. Property, Equipment and Software
Property, equipment and software consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Leasehold improvements	$8,342	$8,772
Data processing and communications equipment	33,710	31,712
Furniture, fixtures, and other equipment	8,879	8,012
Software	28,366	26,617

	79,297	75,113
Less: Accumulated depreciation and amortization	(55,690)	(50,598)

Property, equipment and software, net	$23,607	$24,515

Depreciation and amortization expense for property, equipment and software was $3.2 million, $2.9 million, $6.4 million and $5.7 million for the three months ended June 30, 2011 and 2010 and the six months ended June 2011 and 2010, respectively. This includes depreciation for assets purchased through capital leases.
5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the six months ended June 30, 2011 is as follows:

(in thousands)
Balance at December 31, 2010	$73,885
Goodwill acquired in 2011	13,371
Other	(93)

Balance at June 30, 2011	$87,163

Other intangible assets consisted of the following at June 30, 2011 and December 31, 2010:

		June 30, 2011			December 31, 2010
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
	(in thousands)
Finite-lived intangible assets
Developed technologies	3 years	$21,469	$(11,098)	$10,371	$21,082	$(7,618)	$13,464
Customer relationships	1-10 years	43,953	(10,524)	33,429	34,923	(6,932)	27,991
Vendor relationships	7 years	5,650	(2,911)	2,739	5,650	(2,480)	3,170

Option to purchase building	1 year	131	(87)	44	131	(22)	109
Non-competition agreement	4-5 years	120	(120)	—	120	(112)	8

Total finite-lived intangible assets		71,323	(24,740)	46,583	61,906	(17,164)	44,742
Indefinite-lived intangible assets
Tradenames		11,819	—	11,819	9,619	—	9,619

Total intangible assets		$83,142	$(24,740)	$58,402	$71,525	$(17,164)	$54,361

Amortization of finite-lived intangible assets was $4.0 million, $2.0 million, $7.6 million and $3.9 million for the three months ended June 30, 2011 and 2010 and the six months ended June 2011 and 2010, respectively.

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
As of June 30, 2011, we have total outstanding debt of $60.7 million and $36.9 million available under our revolving line of credit. We have unamortized debt issuance costs of $1.2 million and $1.3 million at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, we are in compliance with our debt covenants.
7. Share-based Compensation
On March 1, 2011, we granted 449,850 options with an exercise price of $24.03 which vest over four years with 75% vesting over 15 quarters and the remaining 25% vesting on the 16th quarter. We also granted 299,900 shares of restricted stock at $24.03 which vest ratably over four years. Both stock options and restricted stock were granted under the 2010 Equity Plan.
On April 1, 2011, we granted 17,535 shares of restricted stock at $28.52 which vest ratably over four years to our Board of Directors under the 2010 Equity Plan.
On May 10, 2011, we granted 147,950 options with an exercise price of $29.50 which vest over four years with 75% vesting over 15 quarters and the remaining 25% vesting on the 16th quarter. We also granted 98,800 shares of restricted stock at $29.50 which vest ratably over four years. Both stock options and restricted stock were granted under the 2010 Equity Plan. In connection with our strategic acquisition of Compliance Depot in May 2011, we granted 17,500 shares of restricted stock at $29.50 to certain employees of Compliance Depot which vest as certain revenue targets are achieved.
8. Commitments and Contingencies
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2011 or December 31, 2010.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of June 30, 2011 or December 31, 2010.

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
On January 24, 2011, Yardi Systems, Inc. (“Yardi”) filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. On March 28, 2011, we filed an answer and counterclaims and on May 18, 2011, we filed amended counterclaims. Yardi has also requested leave to file an amended complaint to assert an additional cause of action and has filed a pending motion to dismiss several of our counterclaims. Trial in this case is currently set for August 2012. This case is at an early stage and we are not able to predict its outcome. For additional information regarding this lawsuit, see “Legal Proceedings” in Item 1 of Part II of this report.
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
For the period prior to the conversion of the redeemable convertible preferred stock, net loss per share information is computed using the two-class method. Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is determined by allocating undistributed earnings, calculated as net loss less current period Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred cumulative dividends, between the holders of common stock and Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred. Diluted net income per share attributable to common stockholders is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options using the treasury stock method. Weighted average shares from common share equivalents in the amount of 1,486,406 shares and 3,541,946 shares and 897,668 shares were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the three months ended June 30, 2010 and the six months ended June 30, 2011 and 2010, respectively.
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$282	$164	$(366)	$(39)
8% cumulative dividends on participating preferred stock	—	(971)	—	(2,324)

Net income (loss) attributable to common stockholders — basic and diluted	$282	$(807)	$(366)	$(2,363)
Denominator:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	68,673	26,042	67,741	25,901
Diluted:
Weighted average common shares used in computing basic net income (loss) per share	68,673	26,042	67,741	25,901
Add weighted average effect of dilutive securities:
Stock options	3,339	—	—	—
Restricted stock	—	—	—	—

Weighted average common shares used in computing diluted net income (loss) per share	72,012	26,042	67,741	25,901
Net income (loss) per common share:
Basic	$0.00	$(0.03)	$(0.01)	$(0.09)
Diluted	$0.00	$(0.03)	$(0.01)	$(0.09)

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
11. Subsequent Event
In July 2011, we acquired all of the issued and outstanding shares of Senior-Living.com, Inc., operating under the name SeniorLiving.net (“SLN”), for a purchase price which consists of a cash payment of $4.5 million at closing and a deferred earn out payment of up to $0.5 million in cash and up to 400,000 shares of our common stock, in each case payable based on the achievement of specified milestones on or before June 30, 2014. The acquisition of SLN expands our lead generation capabilities into the senior living rental housing market. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing due to the pending completion of the valuation of intangible assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise. For risks and uncertainties that could impact our forward-looking statements, please see Part II Item 1A, “Risk Factors” herein.
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
Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of June 30, 2011, over 7,100 customers used one or more of our on demand software solutions to help manage the operations of approximately 6.4 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2011 by the National Multi Housing Council, based on number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $61.6 million, $44.8 million, $119.2 million and $86.2 million for the three months ended June 30, 2011 and 2010 and the six months ended June 2011 and 2010, respectively. In the same periods, we had operating income of approximately $1.2 million, $1.7 million, $1.2 million and $2.9 million, respectively, and net income (loss) of approximately $0.3 million, $0.2 million, $(0.4) million and $(39) thousand, respectively.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 17 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base.
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
New Product Family
In August 2011, we announced our new product family, LeaseStar, which will consolidate and integrate products and services related to our acquisitions of eREI, LevelOne, SeniorLiving.net and our suite of products and services historically branded as Crossfire. We believe the LeaseStar product family will unify major organic and paid lead channels into a single marketplace where consumers can find a rental unit and transact business by viewing real time availability, pricing, pre-qualify and lease online.

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
In May 2011, we acquired substantially all of the assets of Compliance Depot LLC (“Compliance Depot”) for approximately $22.5 million which included a cash payment of $19.2 million and deferred payments of $1.1 million payable six, twelve and eighteen months after the acquisition date. The acquisition of Compliance Depot expands our ability to provide vendor risk management and compliance software for the rental housing industry. Interfacing with vendors through a branded platform, Compliance Depot allows property managers and owners to: track compliance with vendor obligations to carry workers compensation and general liability insurance, identify vendor bankruptcy filings, liens, criminal records, collections and professional license verification, confirm federal regulation compliance, such as The Patriot Act; as well as manage contractual agreements and federal and state tax documents.
In July 2011, we acquired all of the issued and outstanding shares of Senior-Living.com, Inc., operating under the name SeniorLiving.net (“SLN”), for a purchase price which consists of a cash payment of $4.5 million at closing and a deferred earn out payment of up to $0.5 million in cash and up to 400,000 shares of our common stock, in each case payable based on the achievement of specified milestones on or before June 30, 2014. The acquisition of SLN expands our lead generation capabilities into the senior living rental housing market. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing due to the pending completion of the valuation of intangible assets.
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
We no longer actively market our legacy on premise software solutions (i.e. RentRoll and HUDManager) to new customers, and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management systems.
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
Non-GAAP on demand revenue. This metric represents on demand revenue adjusted to reverse the effect of the write down of deferred revenue associated with purchase accounting for strategic acquisitions. We use this metric to evaluate our on demand revenue as we believe its inclusion provides a more accurate depiction of on demand revenue arising from our strategic acquisitions.
Non-GAAP on demand revenue per average on demand unit. This metric represents on demand revenue for the period presented divided by average on demand units for the same period. For interim periods, the calculation is performed on an annualized basis. We calculate average on demand units as the average of the beginning and ending on demand units for each quarter in the period presented. We monitor this metric to measure our success in increasing the number of on demand software solutions utilized by our customers to manage their rental housing units, our overall revenue and profitability. Non-GAAP on demand revenue per average on demand unit for the interim periods presented are annualized.
Adjusted EBITDA. We define this metric as net income (loss) plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, acquisition-related expense and purchase accounting adjustment. In 2011, Adjusted EBITDA excludes litigation related expenses pertaining to the Yardi litigation as discussed in Part II, Item 1 “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, refer to “Reconciliation of Quarterly Non-GAAP Financial Measures” herein. Our Adjusted EBITDA grew from approximately $8.0 million and $15.2 million for the three and six months ended June 30, 2010 to approximately $13.7 million and $25.9 million for the three and six months ended June 30, 2011 as a result of our efforts to expand market share and increase revenue.
Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Condensed Consolidated Statements of Operations Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
On demand	$57,039	$40,089	$109,976	$77,296
On premise	1,628	2,424	3,273	4,292
Professional and other	2,968	2,296	5,934	4,599

Total revenue	61,635	44,809	119,183	86,187
Cost of revenue(1)	25,810	18,534	50,493	36,392

Gross profit	35,825	26,275	68,690	49,795
Operating expense:
Product development(1)	10,537	8,989	20,853	17,304
Sales and marketing(1)	14,510	8,825	27,304	16,365
General and administrative(1)	9,574	6,739	19,350	13,261

Total operating expense	34,621	24,553	67,507	46,930

Operating income	1,204	1,722	1,183	2,865
Interest expense and other, net	(732)	(1,463)	(1,898)	(2,927)

Income (loss) before income taxes	472	259	(715)	(62)

Income tax expense (benefit)	190	95	(349)	(23)

Net income (loss)	$282	$164	$(366)	$(39)

Net income (loss) attributable to common stockholders
Basic	$282	$(807)	$(366)	$(2,363)
Diluted	$282	$(807)	$(366)	$(2,363)

Net income (loss) per share attributable to common stockholders
Basic	$0.00	$(0.03)	$(0.01)	$(0.09)
Diluted	$0.00	$(0.03)	$(0.01)	$(0.09)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	68,673	26,042	67,741	25,901
Diluted	72,012	26,042	67,741	25,901

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$312	$144	$610	$267
Product development	1,105	530	2,085	1,037
Sales and marketing	2,627	176	5,360	340
General and administrative	925	442	1,767	742
The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(as a percentage of total		(as a percentage of total
	revenue)		revenue)
Revenue:
On demand	92.5%	89.5%	92.3%	89.7%
On premise	2.6	5.4	2.7	5.0
Professional and other	4.9	5.1	5.0	5.3

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	41.9	41.4	42.4	42.2

Gross profit	58.1	58.6	57.6	57.8
Operating expense:
Product development	17.1	20.1	17.5	20.1
Sales and marketing	23.5	19.7	22.9	19.0
General and administrative	15.5	15.0	16.2	15.4

Total operating expenses	56.1	54.8	56.6	54.5

Operating income	2.0	3.9	1.0	3.3
Interest expense and other, net	(1.2)	(3.3)	(1.6)	(3.4)

Net income (loss) before taxes	0.8	0.6	(0.6)	(0.1)
Income tax expense (benefit)	0.3	0.2	(0.3)	0.0

Net income (loss)	0.5	0.4	(0.3)	(0.1)

Three and Six Months Ended June 30, 2011 compared to Three and Six Months Ended June 30, 2010
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$57,039	$40,089	$16,950	42.3%	$109,976	$77,296	$32,680	42.3%
On premise	1,628	2,424	(796)	(32.8)	3,273	4,292	(1,019)	(23.7)
Professional and other	2,968	2,296	672	29.3	5,934	4,599	1,335	29.0

Total revenue	$61,635	$44,809	$16,826	37.6	$119,183	$86,187	$32,996	38.3

On demand unit metrics:
Ending on demand units	6,381	5,206	1,175	22.6	6,381	5,206	1,175	22.6
Average on demand units	6,270	5,059	1,211	23.9	6,191	4,895	1,296	26.5
Non-GAAP on demand revenue	$57,283	$40,089	$17,194	42.9	$110,220	$77,296	$32,924	42.6
Non-GAAP on demand revenue per average on demand unit	$36.54	$31.70	$4.84	15.3	$35.61	$31.58	$4.03	12.8
On demand revenue. Our on demand revenue increased $17.0 million, or 42.3%, for the three months ended June 30, 2011 as compared to same period in 2010, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our eREI, Level One and Compliance Depot strategic acquisitions.
Our on demand revenue increased $32.7 million, or 42.3%, for the six months ended June 30, 2011 as compared to same period in 2010, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our eREI, Level One and Compliance Depot strategic acquisitions.
On premise revenue. On premise revenue decreased $0.8 million, or 32.8%, for the three months ended June 30, 2011 as compared to the same period in 2010. We have completed the effort of migrating our legacy on premise customer base (i.e. RentRoll and HUDManager) to our on demand property management systems. We no longer actively market our legacy on premise software solutions to new customers, and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management systems.
On premise revenue decreased $1.0 million, or 23.7%, for the six months ended June 30, 2011 as compared to the same period in 2010. We have completed the effort of migrating our legacy on premise customer base (i.e. RentRoll and HUDManager) to our on demand property management systems. We no longer actively market our legacy on premise software solutions to new customers, and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management systems.
Professional and other revenue. Professional and other services revenue increased $0.7 million, or 29.3%, for the three months ended June 30, 2011 as compared to the same period in 2010, primarily due to an increase in revenue from training and consulting services.
Professional and other services revenue increased $1.3 million, or 29.0%, for the six months ended June 30, 2011 as compared to the same period in 2010, primarily due to an increase in revenue from training and consulting services.
Total revenue. Our total revenue increased $16.8 million, or 37.6%, for the three months ended June 30, 2011 as compared to the same period in 2010, primarily due to an increase in rental property units managed with our on demand solutions and improved penetration of our on demand solutions into our existing customer base.
Our total revenue increased $33.0 million, or 38.3%, for the six months ended June 30, 2011 as compared to the same period in 2010, primarily due to an increase in rental property units managed with our on demand solutions and improved penetration of our on demand solutions into our existing customer base.
On demand unit metrics. As of June 30, 2011, one or more of our on demand solutions was utilized in the management of 6.4 million rental property units, representing an increase of 1.2 million units, or 22.6% as compared to June 30, 2010. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales and marketing efforts and our eREI, Level One and Compliance Depot acquisitions contributing approximately 10.8% of ending on demand units as of June 30, 2011.

For the three months ended June 30, 2011, our annualized non-GAAP on demand revenue per average on demand unit was $36.54 representing an increase of $4.84, or 15.3%, as compared to the three months ended June 30, 2010, primarily due to improved penetration of our on demand solutions (including our strategic acquisitions) into our customer base.
For the six months ended June 30, 2011, our annualized non-GAAP on demand revenue per average on demand unit was $35.61 representing an increase of $4.03, or 12.8%, as compared to the six months ended June 30, 2010, primarily due to improved penetration of our on demand solutions (including our strategic acquisitions) into our customer base.
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(in thousands)
Cost of revenue	$22,060	$15,667	$6,393	40.8%	$43,077	$30,788	$12,289	39.9%
Depreciation and amortization	3,750	2,867	883	30.8	7,416	5,604	1,812	32.3

Total cost of revenue	$25,810	$18,534	$7,276	39.3	$50,493	$36,392	$14,101	38.7

Cost of revenue. Total cost of revenue increased $7.3 million, or 39.3%, for the three months ended June 30, 2011 as compared to the same period in 2010. The increase in cost of revenue was primarily due to: a $1.8 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $4.4 million increase in personnel expense of which $3.6 million was added as a result of our eREI, Level One and Compliance Depot acquisitions; a $0.7 million increase in non-cash amortization of acquired technology as a result of our eREI, Level One and Compliance Depot acquisitions; a $0.2 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $0.2 million increase in stock-based compensation related to our professional services and datacenter operations personnel. Cost of revenue as a percentage of total revenue was 41.9% for the three months ended June 30, 2011 as compared to 41.4% for the same period in 2010. The increase in cost of revenue as a percentage of total revenue is the result of an increase in non-cash amortization of acquired technology as a result of our eREI, Level One and Compliance Depot acquisitions offset by a decrease from the result of leveraging our fixed cost base.
Total cost of revenue increased $14.1 million, or 38.7%, for the six months ended June 30, 2011 as compared to the same period in 2010. The increase in cost of revenue was primarily due to: a $3.1 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $8.9 million increase in personnel expense of which $6.4 million was added as a result of our eREI, Level One and Compliance Depot acquisitions; a $1.4 million increase in non-cash amortization of acquired technology as a result of our eREI, Level One and Compliance Depot acquisitions; a $0.4 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $0.3 million increase in stock-based compensation related to our professional services and datacenter operations personnel. Cost of revenue as a percentage of total revenue was 42.4% for the six months ended June 30, 2011 as compared to 42.2% for the same period in 2010. The increase in cost of revenue as a percentage of total revenue is the result of an increase in non-cash amortization of acquired technology as a result of our eREI, Level One and Compliance Depot acquisitions offset by a decrease from the result of leveraging our fixed cost base.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	%Change
	(in thousands)
Product development	$10,076	$8,414	$1,662	19.8%	$19,906	$16,186	$3,720	23.0%
Depreciation and amortization	461	575	(114)	(19.8)	947	1,118	(171)	(15.3)

Total product development expense	$10,537	$8,989	$1,548	17.2	$20,853	$17,304	$3,549	20.5

Product development. Total product development expense increased $1.5 million, or 17.2%, for the three months ended June 30, 2011 as compared to the same period in 2010. The increase in product development expense was primarily due to: a $0.8 million increase in personnel expense of which $0.6 million related to product development groups added as a result of our eREI, Level One and Compliance Depot acquisitions; and a $0.6 million increase in stock-based compensation related to product development personnel offset by a $0.1 million decrease in other general product development expense.
Total product development expense increased $3.5 million, or 20.5%, for the six months ended June 30, 2011 as compared to the same period in 2010. The increase in product development expense was primarily due to: a $2.3 million increase in personnel expense of which $1.1 million related to product development groups added as a result of our eREI, Level One and Compliance Depot acquisitions; and a $1.0 million increase in stock-based compensation related to product development personnel offset by a $0.2 million decrease in other general product development expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(in thousands)
Sales and marketing	$12,005	$7,768	$4,237	54.5%	$22,701	$14,279	$8,422	59.0%
Depreciation and amortization	2,505	1,057	1,448	137.0	4,603	2,086	2,517	120.7

Total sales and marketing expense	$14,510	$8,825	$5,685	64.4	$27,304	$16,365	$10,939	66.8

Sales and marketing. Total sales and marketing expense increased $5.7 million, or 64.4%, for the three months ended June 30, 2011 as compared to the same period in 2010. The increase in sales and marketing expense was primarily due to a $2.5 million increase in stock-based compensation primarily related to sales and marketing personnel from our Level One acquisition; a $1.4 million increase in personnel expense of which $1.0 million was added as a result of our eREI, Level One and Compliance Depot acquisitions; a $1.5 million increase in non-cash amortization of acquired technology as a result of our eREI, Level One and Compliance Depot acquisitions; and a $0.3 million increase in other general sales and marketing expense.
Total sales and marketing expense increased $10.9 million, or 66.8%, for the six months ended June 30, 2011 as compared to the same period in 2010. The increase in sales and marketing expense was primarily due to a $5.0 million increase in stock-based compensation primarily related to sales and marketing personnel from our Level One acquisition; a $2.8 million increase in personnel expense of which $1.8 million was added as a result of our eREI, Level One and Compliance Depot acquisitions; a $2.6 million increase in non-cash amortization of acquired technology as a result of our eREI, Level One and Compliance Depot acquisitions; a $0.5 million increase in other general sales and marketing expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(in thousands)
General and administrative	$9,047	$6,364	$2,683	42.2%	$18,300	$12,525	$5,775	46.1%
Depreciation and amortization	527	375	152	40.5	1,050	736	314	42.7

Total general and administrative expense	$9,574	$6,739	$2,835	42.1	$19,350	$13,261	$6,089	45.9

General and administrative. Total general and administrative expense increased $2.8 million, or 42.1%, for the three months ended June 30, 2011 as compared to the same period in 2010. The increase in general and administrative expense was primarily due to: a $0.7 million increase in personnel expense related to accounting, management information systems, internal audit, business development, legal, and human resources staff to support the growth in our business as well as provide the necessary organizational structure to support public company requirements; a $0.6 million increase in professional fees; a $0.4 million increase in facilities expense primarily as a result of our eREI, Level One and Compliance Depot acquisitions; a $0.5 million increase in stock-based compensation related to general and administrative personnel; and a $0.6 million increase in other general and administrative expense.
Total general and administrative expense increased $6.1 million, or 45.9%, for the six months ended June 30, 2011 as compared to the same period in 2010. The increase in general and administrative expense was primarily due to: a $1.8 million increase in personnel expense related to accounting, management information systems, internal audit, business development, legal, and human resources staff to support the growth in our business as well as provide the necessary organizational structure to support public company requirements; a $1.3 million increase in professional fees; a $0.8 million increase in facilities expense primarily as a result of our eREI, Level One and Compliance Depot acquisitions; a $1.0 million increase in stock-based compensation related to general and administrative personnel; a $0.4 million increase in legal expenses related to the Yardi litigation; and a $0.8 million increase in other general and administrative expense.
Interest Expense and Other, Net
Interest expense and other, net, decreased $0.7 million, or 50.0%, for the three months ended June 30, 2011 as compared to the same period in 2010 primarily due to a decrease associated with the early extinguishment of our preferred stockholder notes payable in connection with our initial public offering combined with the effect of lower interest rates under our amended credit agreement. See “Long-term Debt Obligations” for further discussion regarding our amended credit agreement.
Interest expense and other, net, decreased $1.0 million, or 35.2%, for the six months ended June 30, 2011 as compared to the same period in 2010 primarily due to a decrease associated with the early extinguishment of our preferred stockholder notes payable in connection with our initial public offering combined with the effect of lower interest rates under our amended credit agreement. See “Long-term Debt Obligations” for further discussion regarding our amended credit agreement. This decrease was offset by an increase in other losses of $0.4 million related to the sale of a non-operating asset held for sale.

Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable items. Our provision for income taxes of $0.2 million and $(0.4) million in the three and six months ended June 30, 2011, respectively, consists primarily of the U.S. federal benefit of net losses before taxes, foreign taxes and various state taxes that are considered income taxes for financial reporting purposes but are assessed on adjusted gross revenue rather than adjusted net income.
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA. We define Adjusted EBITDA as net income plus depreciation and asset impairment, amortization of intangible assets, interest expense, net, income tax expense, stock-based compensation expense, acquisition-related expense and purchase accounting adjustment. In 2011, Adjusted EBITDA excludes litigation related expenses pertaining to the Yardi litigation as discussed in Part II, Item 1 “Legal Proceedings.” Beginning in June, 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:
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

Total non-GAAP revenue. Total non-GAAP revenue consists of total revenue, adjusted to reverse the effect of the write down of deferred revenue associated with purchase accounting for strategic acquisitions. This effect is added back to total revenue because we believe its inclusion provides a more accurate depiction of total revenue arising from strategic acquisitions.
Non-GAAP on demand revenue. Non-GAAP on demand revenue consists of on demand revenue, adjusted to reverse the effect of the write down of deferred revenue associated with purchase accounting for strategic acquisitions. This effect is added back to on demand revenue because we believe its inclusion provides a more accurate depiction of total on demand revenue arising from strategic acquisitions.
We use these non-GAAP financial measures in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance, for planning purposes, including the preparation of our annual operating budget, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
We do not place undue reliance on these non-GAAP financial measures as our only measure of operating performance. These non-GAAP financial measures should not be considered as a substitute for other measures of liquidity or financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do, that they do not reflect our capital expenditures or future requirements for capital expenditures and that they do not reflect changes in, or cash requirements for, our working capital. We compensate for the inherent limitations associated with using these measures through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of these measures to the most directly comparable GAAP measure.
The following provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$282	$164	$(366)	$(39)
Acquisition-related deferred revenue adjustment	244	—	244	—
Depreciation, asset impairment and loss on sale of asset	2,750	2,595	5,874	5,051
Amortization of intangible assets	4,491	2,282	8,537	4,496
Interest expense, net	732	1,472	1,515	2,936
Income tax expense (benefit)	190	95	(349)	(23)
Litigation related expense	36	—	356	—
Stock-based compensation expense	4,969	1,292	9,822	2,386
Acquisition-related expense	44	68	230	392

Adjusted EBITDA	$13,738	$7,968	$25,863	$15,199

The following provides a reconciliation of revenue to non-GAAP revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue:
On demand	$57,039	$40,089	$109,976	$77,296
Add: Acquisition-related deferred revenue adjustment	244	—	244	—

Non-GAAP on demand revenue	$57,283	$40,089	$110,220	$77,296
On premise	1,628	2,424	3,273	4,292
Professional and other	2,968	2,296	5,934	4,599

Total non-GAAP revenue	$61,879	$44,809	$119,427	$86,187

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
Our primary sources of liquidity as of June 30, 2011 consisted of $112.0 million of cash and cash equivalents, $36.9 million available under our revolving line of credit and $2.6 million of current assets less current liabilities (excluding $112.0 of cash and cash equivalents and $51.5 million of deferred revenue).
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
The following table sets forth cash flow data for the periods indicated therein:

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$19,221	$8,197
Net cash (used) in investing activities	(25,673)	(18,010)
Net cash provided by financing activities	447	10,531
Net Cash Provided by Operating Activities
In the six months ended June 30, 2011, we generated $19.2 million of net cash from operating activities, which consisted of a net loss of $0.4 million and changes in working capital of $(4.0) million, offset by net non-cash income of $23.8 million representing an increase of $10.9 million or 134.0%, compared to the same period in 2010. The primary driver in our improvement in cash generated from operating activities was the improvement in income before net non-cash charges of $11.6 million compared to the same period in 2010. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense. The use of operating cash flow resulting from the changes in working capital was primarily due to an increase in accounts receivable and payments of accrued benefits and other current liabilities, offset by general timing differences in other current assets and accounts payable.

Net Cash Used in Investing Activities
In the six months ended June 30, 2011, our investing activities used $25.7 million. Investing activities consisted of $20.0 million related to the Compliance Depot acquisition and prior years’ acquisition-related commitment payments and $5.6 million of capital expenditures. The increase in cash used in investing activities as of June 30, 2011 compared to June 30, 2010 relates to the consideration paid net of cash acquired for our second quarter 2011 acquisition combined with an increase in capital spending year over year.
Capital expenditures in the six months ended June 30, 2011 and 2010 were primarily related to investments in technology infrastructure to support our growth initiatives.
Net Cash Used in Financing Activities
Our financing activities provided $0.5 million in the six months ended June 30, 2011, representing a decrease of $10.0 million, as compared to the same period of 2010. Cash used in financing activities as of June 30, 2011 was primarily due to aggregate principal payments of $5.4 million for scheduled term debt maturities, capital lease payments of $0.3 million and payments related to our public offering costs of $0.8 million offset by net proceeds of $7.0 million from stock issuances under our stock based compensation plans.
Cash provided by financing activities during the six months ended June 30, 2011 and 2010 was used as a funding source for acquisitions and for capital expenditures related to the expansion of our technology infrastructure.
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
We had cash and cash equivalents of $112.0 million and $118.0 million at June 30, 2011 and December 31, 2010, respectively.
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
We had total outstanding debt of $60.7 million and $66.0 at June 30, 2011 and December 31, 2010, respectively. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.6 million.

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
Changes in Internal Controls
There were no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation and unfair competition. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ alleged wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The Complaint alleges, among other things, that RealPage took and used Yardi employee, client and independent consultant credentials, and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. Yardi has requested leave to file an Amended Complaint. If and when the stipulated request is granted, the Amended Complaint will allege an additional claim for inducement of breach of contract, premised on allegations related to The RealPage Cloud. The Amended Complaint will add allegations that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi will allege that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, we filed an answer to Yardi’s complaint and asserted counterclaims against Yardi. On May 18, 2011, we filed First Amended Counterclaims. RealPage’s Counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s Counterclaims seek relief for Misappropriation of Trade Secrets, Sherman Act (Antitrust) violations and California Cartwright Act violations, Intentional Interference with Contract, Intentional Interference with Prospective Economic Advantage, and violation of California’s Unfair Competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss several of RealPage’s Amended Counterclaims on June 16, 2011. RealPage has opposed the motion. The hearing on the motion, originally set for August 8, 2011, has been vacated, and the Court has taken the motion under submission. Trial in this case is currently set for August 2012. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention.
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
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results may be due to a number of factors, including the risks and uncertainties discussed elsewhere in this filing. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:
•	the extent to which on demand software solutions maintain current and achieve broader market acceptance;

•	our ability to timely introduce enhancements to our existing solutions and new solutions;

•	our ability to increase sales to existing customers, attract new customers and retain existing customers;

•	changes in our pricing policies or those of our competitors;

•	the variable nature of our sales and implementation cycles;

•	general economic, industry and market conditions in the rental housing industry that impact the financial condition of our current and potential customers;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions, data or document losses or security breaches;

•	our ability to hire and retain qualified key personnel, including the rate of expansion of our sales force and IT department;

•
changes in the legal, regulatory or compliance environment related to the rental housing industry, including without limitation fair credit reporting, payment processing, privacy, utility billing, insurance, the Internet, e-commerce, HIPAA and HITECH;

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
We have not been consistently profitable on a quarterly or annual basis. Although we have net income for the year ended December 31, 2010 and 2009, we experienced net losses of $3.2 million and $3.1 million in 2008 and 2007, respectively. Net income for 2009 included a discrete tax benefit of approximately $27.0 million as a result of our net deferred tax assets valuation allowance. As of June 30, 2011, our accumulated deficit was $90.1 million. While we have experienced significant growth over recent quarters, we may not be able to sustain or increase our growth or profitability in the future. We expect to make significant future expenditures related to the development and expansion of our business. As a result of increased general and administrative expenses due to the additional operational and reporting costs associated with being a public company, we will need to generate and sustain increased revenue to achieve future profitability expectations. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this filing. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.
If we are unable to manage the growth of our diverse and complex operations, our financial performance may suffer.
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 532 as of December 31, 2006 to 1,989 as of June 30, 2011. We increased our number of on demand customers from 1,469 as of December 31, 2006 to over 7,100 as of June 30, 2011. We increased the number of on demand product centers that we offer from 20 as of December 31, 2006 to 43 as of June 30, 2011. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:
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
We generally license our solutions pursuant to customer agreements with a term of one year. Our customers have no obligation to renew these agreements after their term expires, or to renew these agreements at the same or higher annual contract value. In addition, under specific circumstances, our customers have the right to cancel their customer agreements before they expire, for example, in the event of an uncured breach by us, or in some circumstances, by paying a cancellation fee. In addition, customers often purchase a higher level of professional services in the initial term than they do in renewal terms to ensure successful activation. As a result, our ability to grow is dependent in part on customers purchasing additional solutions or professional services after the initial term of their customer agreement. Though we maintain and analyze historical data with respect to rates of customer renewals, upgrades and expansions, those rates may not accurately predict future trends in customer renewals. Our customers’ renewal rates may decline or fluctuate for a number of reasons, including, but not limited to, their level of satisfaction with our solutions, our pricing, our competitors’ pricing, reductions in our customers’ spending levels or reductions in the number of units managed by our customers. Additionally, we believe one of our competitors, Yardi, is able to exert significant coercive power over its large customer base because of the high switching costs its customers face and that it uses this coercive power to require its customers to sign agreements that prohibit the Yardi customers from using the products and services of competing property management software providers, including RealPage. We have filed federal claims to enjoin Yardi from this anticompetitive practice. That suit is described in Item 1 herein. If our customers cancel or amend their agreements with us during their term, do not renew their agreements, renew on less favorable terms or do not purchase additional solutions or professional services in renewal periods, our revenue may grow more slowly than expected or decline and our profitability may be harmed.
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
Our revenue growth is dependent on our ability to continually attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our solutions may be inhibited and we may be unable to sustain growth in our customer base for a number of reasons, including, but not limited to:
•	our failure to develop new or additional solutions:

•	our inability to market our solutions in a cost-effective manner to new customers or in new vertical or geographic markets;

•	our inability to expand our sales to existing customers;

•	our inability to build and promote our brand;

•	perceived security, integrity, reliability, quality or compatibility problems with our solutions;

•	Yardi’s interference with our existing and prospective customer relationships, including its coercive use of agreements requiring its locked-in customer base not to use our products and services.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of Compliance Depot in May 2011 and SeniorLiving.net in July 2011. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:
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

•
our responsibility for the liabilities of the businesses we acquire, including, without limitation, liabilities arising out of their failure to maintain effective data security, data integrity, disaster recovery and privacy controls prior to the acquisition;

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
The market for many of our solutions is intensely competitive, fragmented and rapidly changing. Some of these markets have relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Increased competition generally could result in pricing pressures, reduced sales and reduced margins. Often we compete to sell our solutions against existing systems that our potential customers have already made significant expenditures to install.
Our competitors vary depending on our product and service. In the market for property management software, or multi-tenant enterprise resource planning (“ERP”), we face substantial competitive pressure from Yardi and its Voyager products. Because of Yardi’s large installed customer base and the high switching costs they face, many customers are essentially locked-in to Voyager. We also face competition from AMSI Property Management (owned by Infor Global Solutions, Inc.) and MRI Software LLC. In the single-family market, our ERP systems compete primarily with AppFolio, Inc., DIY Real Estate Solutions (recently acquired by Yardi Systems, Inc.), Property Boss Solutions and Rent Manager (owned by London Computer Systems, Inc.).
In the market for vertically-integrated cloud computing for multifamily real estate owners and property managers (“the vertical cloud market”), our only substantial competition is from Yardi. Our ability to compete in the vertical cloud market is compromised by anticompetitive restrictions imposed by Yardi on its Voyager customers which prevent Voyager customers from using the vertical cloud product of their choice.
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

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation and unfair competition. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ alleged wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The Complaint alleges, among other things, that RealPage took and used Yardi employee, client and independent consultant credentials, and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. Yardi has requested leave to file an Amended Complaint. If and when the stipulated request is granted, the Amended Complaint will allege an additional claim for inducement of breach of contract, premised on allegations related to The RealPage Cloud. The Amended Complaint will add allegations that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi will allege that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, we filed an answer to Yardi’s complaint and asserted counterclaims against Yardi. On May 18, 2011, we filed First Amended Counterclaims. RealPage’s Counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s Counterclaims seek relief for Misappropriation of Trade Secrets, Sherman Act (Antitrust) violations and California Cartwright Act violations, Intentional Interference with Contract, Intentional Interference with Prospective Economic Advantage, and violation of California’s Unfair Competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss several of RealPage’s Amended Counterclaims on June 16, 2011. RealPage has opposed the motion. The hearing on the motion, originally set for August 8, 2011, has been vacated, and the Court has taken the motion under submission. Trial in this case is currently set for August 2012. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention. Prior to filing this lawsuit, Yardi Systems, Inc. contacted us and certain of our customers and expressed concerns about our hosting such competitor’s applications in The RealPage Cloud and our performance of certain consulting services. We believe that we are lawfully hosting and accessing Yardi’s applications in The RealPage Cloud for purposes authorized by our customers and within our customers’ contractual rights. However, if Yardi or other competitors do not continue to cooperate with us, alter their applications in ways that inhibit or restrict the integration of our solutions or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications and we are not able to find alternative ways to integrate our solutions with our competitors’ applications, our business would be harmed. Yardi has also expressed its concern that we may misappropriate its intellectual property by hosting its applications for our mutual customers in The RealPage Cloud.
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
Our success depends, in part, on our ability to process high volumes of customer data and enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain an office in Hyderabad, India where we employ development and data processing personnel. We are currently opening an office in Manila, Philippines. We believe that performing these activities in Hyderabad and Manila increases the efficiency and decreases the costs of our development and data processing efforts. However, managing and staffing international operations requires management’s attention and financial resources. The level of cost-savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Additionally, if we experience problems with our workforce or facilities in Hyderabad or Manila, our business could be harmed due to delays in product release schedules or data processing services.
We rely on third-party technologies and services that may be difficult to replace or that could cause errors, failures or disruptions of our service, any of which could harm our business.
We rely on a number of third-party providers, including, but not limited to, computer hardware and software vendors and database providers, to deliver our solutions. We currently utilize equipment, software and services from Avaya Inc., Cisco Systems, Inc., Compellent Technologies, Inc., Dell Inc., EMC Corporation, Microsoft Corporation, Oracle Corporation and salesforce.com, inc., as well as many other smaller providers. Our OneSite Accounting service relies on a SaaS-based accounting system developed and maintained by a third-party service provider. We host this application in our data centers and provide supplemental development resources to extend this accounting system to meet the unique requirements of the rental housing industry. Our shared cloud portfolio reporting service utilizes software licensed from IBM. We expect to utilize additional service providers as we expand our platform. Although the third-party technologies and services that we currently require are commercially available, such technologies and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these technologies or services could result in delays in the provisioning of our solutions until alternative technology is either developed by us, or, if available, is identified, obtained and integrated, and such delays could harm our business. It also may be time consuming and costly to enter into new relationships. Additionally, any errors or defects in the third-party technologies we utilize or delays or interruptions in the third-party services we rely on could result in errors, failures or disruptions of our services, which also could harm our business.

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
The market for on demand SaaS software solutions in the rental housing industry delivered via the Internet through a web browser is rapidly growing but still relatively immature compared to the market for traditional on premise software installed on a customer’s local personal computer or server. It is uncertain whether the on demand delivery model will achieve and sustain high levels of demand and market acceptance, making our business and future prospects difficult to evaluate and predict. While our existing customer base has widely accepted this new model, our future success will depend, to a large extent, on the willingness of our potential customers to choose on demand software solutions for business processes that they view as critical. Many of our potential customers have invested substantial effort and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to switch to on demand software solutions. Some businesses may be reluctant or unwilling to use on demand software solutions because they have concerns regarding the risks associated with security capabilities, reliability and availability, among other things, of the on demand delivery model. Additionally, we believe that one of our competitors, Yardi, is able to exert significant coercive power over its large customer base because of the high switching costs its customers face and that it uses this coercive power to require its customers to sign agreements that prohibit the Yardi customers from using the products and services of competing property management software providers, including RealPage. We have filed suit to enjoin Yardi from this anticompetitive practice. That suit is described in Item 1 herein. Finally, if potential customers do not consider on demand software solutions to be beneficial, then the market for these solutions may not further develop, or it may develop more slowly than we expect, either of which would adversely affect our operating results.
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
On September 3, 2009, we entered into a credit facility with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC) and Comerica Bank. As amended on February 23, 2011, the credit facility provides for borrowings of up to $103.0 million, subject to a borrowing formula, including a revolving facility of up to $37.0 million, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf, and a term loan facility of up to $66.0 million. In November 2010, we borrowed $30.0 million on our delayed draw term loans to facilitate our acquisition of Level One. At June 30, 2011, we had approximately $60.7 million of outstanding indebtedness under the term loan facility. Our interest expense in three and six months ended June 30, 2011 and 2010 for the credit facility was approximately $0.6 million, $1.2 million, $0.8 million and $1.5 million, respectively.
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
We also have equipment capital lease obligations, which totaled approximately $0.2 million as of June 30, 2011. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our business, which would substantially impair our ability to provide our solutions and could have a material adverse effect on our liquidity or results of operations.
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
Many of our customer agreements require us to indemnify our customers for certain third-party claims, such as intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling or settlement related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from purchasing our solutions or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.
One of our competitors, Yardi Systems, Inc., contacted us and certain of our customers and expressed its concern that we may misappropriate its intellectual property by hosting its applications for our mutual customers in The RealPage Cloud. On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation and unfair competition. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ alleged wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The Complaint alleges, among other things, that RealPage took and used Yardi employee, client and independent consultant credentials, and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. Yardi has requested leave to file an Amended Complaint. If and when the stipulated request is granted, the Amended Complaint will allege an additional claim for inducement of breach of contract, premised on allegations related to The RealPage Cloud. The Amended Complaint will add allegations that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi will allege that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, we filed an answer to Yardi’s complaint, asserted counterclaims against Yardi. On May 18, 2011, we filed First Amended Counterclaims. RealPage’s Counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s Counterclaims seek relief for Misappropriation of Trade Secrets, Sherman Act (Antitrust) violations and California Cartwright Act violations, Intentional Interference with Contract, Intentional Interference with Prospective Economic Advantage, and violation of California’s Unfair Competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss several of RealPage’s Amended Counterclaims on June 16, 2011. RealPage has opposed the motion. The hearing on the motion, originally set for August 8, 2011, has been vacated, and the Court has taken the motion under submission. Trial in this case is currently set for August 2012. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention. The Yardi Systems litigation or other similar litigation could force us to stop selling, incorporating or using our solutions that include the challenged intellectual property or redesign those solutions that use the technology. In addition, we may have to pay damages if we are found to be in violation of a third party’s rights. We may have to procure a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. There is no assurance that we would be able to develop alternative solutions or, if alternative solutions were developed, that they would perform as required or be accepted in the relevant markets. In some instances, if we are unable to offer non-infringing technology, or obtain a license for such technology, we may be required to refund some or the entire license fee paid for the infringing technology by our customers.

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

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation and unfair competition. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ alleged wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The Complaint alleges, among other things, that RealPage took and used Yardi employee, client and independent consultant credentials, and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. Yardi has requested leave to file an Amended Complaint. If and when the stipulated request is granted, the Amended Complaint will allege an additional claim for inducement of breach of contract, premised on allegations related to the RealPage Cloud. The Amended Complaint will add allegations that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi will allege that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, we filed an answer to Yardi’s complaintand asserted counterclaims against Yardi. On May 18, 2011, we filed First Amended Counterclaims. RealPage’s Counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s Counterclaims seek relief for Misappropriation of Trade Secrets, Sherman Act (Antitrust) violations and California Cartwright Act violations, Intentional Interference with Contract, Intentional Interference with Prospective Economic Advantage, and violation of California’s Unfair Competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss several of RealPage’s Amended Counterclaims on June 16, 2011. RealPage has opposed the motion. The hearing on the motion, originally set for August 8, 2011, has been vacated, and the Court has taken the motion under submission. Trial in this case is currently set for August 2012. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention.
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
We could be sued for contract, warranty or product liability claims, and such lawsuits may disrupt our business, divert management’s attention and our financial resources or have an adverse effect on our financial results.
We provide warranties to customers of certain of our solutions and services, relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. General errors, defects, inaccuracies or other performance problems in the software applications underlying our solutions or inaccuracies in or loss of the data we provide to our customers could result in financial or other damages to our customers. Additionally, errors associated with any delivery of our services, including utility billing, could result in financial or other damages to our customers. There can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions, in amounts and under terms that we believe are appropriate. There can be no assurance that this coverage will continue to be available on terms acceptable to us, or at all, or in sufficient amounts to cover one or more large product liability claims, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large product liability claims against us that exceeds available insurance coverage, could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
The rental housing industry is subject to extensive and complex federal, state and local regulations. Our services and solutions must work within the extensive and evolving regulatory requirements applicable to our customers and third-party service providers, including, but not limited to, those under the Fair Credit Reporting Act, the Fair Housing Act, the Deceptive Trade Practices Act, the DPPA, the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Privacy Rules, Safeguards Rule and Consumer Report Information Disposal Rule promulgated by the Federal Trade Commission, or FTC, the regulations of the United States Department of Housing and Urban Development, or HUD, HIPAA/HITECH and complex and divergent state and local laws and regulations related to data privacy and security, credit and consumer reporting, deceptive trade practices, discrimination in housing, utility billing and energy and gas consumption. These regulations are complex, change frequently and may become more stringent over time. Although we attempt to structure and adapt our solutions and service offerings to comply with these complex and evolving laws and regulations, we may be found to be in violation. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative and other enforcement actions as well as class action lawsuits or demands for client reimbursement. Additionally, many applicable laws and regulations provide for penalties or assessments on a per occurrence basis. Due to the nature of our business, the type of services we provide and the large number of transactions processed by our solutions, our potential liability in an enforcement action or class action lawsuit could be significant. In addition, entities such as HUD and the FTC have the authority to promulgate rules and regulations that may impact our customers and our business. We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our on demand software solutions.
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
Multifamily Internet Ventures LLC is required to maintain a 50-state general agency insurance license as well as individual insurance licenses for each sales agent involved in the solicitation of insurance products. Both the agency and individual licenses require compliance with state insurance regulations, payment of licensure fees, and continuing education programs. In the event that regulatory compliance requirements are not met, Multifamily Internet Ventures LLC could be subject to license suspension or revocation, state Department of Insurance audits, and regulatory fines. As a result, our ability to engage in the business of insurance could be restricted, and our operating revenue will be adversely affected.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 54.3% of our common stock as of June 30, 2011. Further, Stephen T. Winn, our Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 38.7% of our common stock as of June 30, 2011. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
The trading price of our common stock price may be volatile.
The trading price of our common stock could be subject to wide fluctuations in response to various factors, including, but not limited to, those described in this “Risk Factors” section, some of which are beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our operating results or in expectations regarding our operating results;

•	variations in operating results of similar companies;

•	announcements of technological innovations, new solutions or enhancements, strategic alliances or agreements by us or by our competitors;

•	announcements by competitors regarding their entry into new markets, and new product, service and pricing strategies;

•	Marketing, advertising or other initiatives by us or our competitors;

•	the gain or loss of customers;

•	threatened or actual litigation;

•	major changes in our board of directors or management;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any research analysts that elect to follow our common stock;

•	market conditions in our industry and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of our shares of common stock by existing stockholders;

•	volatility in our stock price, which may lead to higher stock-based compensation expense under applicable accounting standards; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
As of June 30, 2011, we had 70,854,620 shares of common stock outstanding. Of these shares, 68,651,328 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of June 30, 2011, holders of 38,130103 shares, or approximately 53.8%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

In addition, we have registered approximately 16,584,913 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 3,695,952 shares were eligible for sale upon the exercise of vested options as of June 30, 2011.
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

Date: August 8, 2011

RealPage, Inc.

By	/s/ Timothy J. Barker Timothy J. Barker
Chief Financial Officer and Treasurer
EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

4.2(4)	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000

4.3(4)	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008

4.4(5)	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010

10.1+	Employment Agreement between the Registrant and Kurt Twining, dated July 5, 2011

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101**	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and (v) Notes to the Condensed Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(2)	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(3)	Incorporated by reference to the same numbered exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(4)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on April 29, 2010.

(5)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-34846) filed on November 5, 2010.

+	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith.

**
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securiteis Act of 1933, as amended, except as set forth by specific reference in such filings.