Form 10-Q
period 2011-09-30
REALPAGE INC
filed 2011-11-08
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $0.001 par value	71,817,310

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations	2

Condensed Consolidated Statements of Stockholders’ Equity	3

Condensed Consolidated Statements of Cash Flows	4

Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6. Exhibits	53

Signatures	56

Exhibit 4.5
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
REALPAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,491	$118,010
Restricted cash	20,334	15,346
Accounts receivable, less allowance for doubtful accounts of $1,003 and $1,370 at September 30, 2011 and December 31, 2010, respectively	36,739	29,577
Deferred tax asset, net of valuation allowance	601	1,529
Other current assets	12,111	6,060

Total current assets	117,276	170,522
Property, equipment, and software, net	26,552	24,515
Goodwill	128,632	73,885
Identified intangible assets, net	115,141	54,361
Deferred tax asset, net of valuation allowance	2,760	17,322
Other assets	2,855	2,187

Total assets	$393,216	$342,792

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,259	$4,787
Accrued expenses and other current liabilities	27,401	15,436
Current portion of deferred revenue	51,204	47,717
Current portion of long-term debt	10,768	10,781
Customer deposits held in restricted accounts	20,278	15,253

Total current liabilities	117,910	93,974
Deferred revenue	8,910	7,947
Long-term debt, less current portion	47,173	55,258
Other long-term liabilities	5,926	13,029

Total liabilities	179,919	170,208
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 72,027,632 and 68,703,366 shares issued and 71,766,288 and 68,490,277 shares outstanding at September 30, 2011 and December 31, 2010, respectively	72	69
Additional paid-in capital	306,220	263,219
Treasury stock, at cost: 261,344 and 213,089 shares at September 30, 2011 and December 31, 2010, respectively	(1,741)	(958)
Accumulated deficit	(91,202)	(89,730)
Accumulated other comprehensive loss	(52)	(16)

Total stockholders’ equity	213,297	172,584

Total liabilities and stockholders’ equity	$393,216	$342,792

See accompanying notes

REALPAGE, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
On demand	$62,765	$43,097	$172,741	$120,393
On premise	1,772	2,127	5,045	6,419
Professional and other	3,118	2,804	9,052	7,403

Total revenue	67,655	48,028	186,838	134,215
Cost of revenue(1)	27,585	20,203	78,078	56,595

Gross profit	40,070	27,825	108,760	77,620
Operating expense:
Product development(1)	11,230	9,127	32,083	26,431
Sales and marketing(1)	17,688	9,428	44,992	25,793
General and administrative(1)	11,840	6,969	31,190	20,230

Total operating expense	40,758	25,524	108,265	72,454

Operating (loss) income	(688)	2,301	495	5,166
Interest expense and other, net	(684)	(1,822)	(2,582)	(4,749)

(Loss) income before income taxes	(1,372)	479	(2,087)	417

Income tax (benefit) expense	(266)	187	(615)	164

Net (loss) income	$(1,106)	$292	$(1,472)	$253

Net loss attributable to common stockholders
Basic	$(1,106)	$(327)	$(1,472)	$(2,691)
Diluted	$(1,106)	$(327)	$(1,472)	$(2,691)
Net loss per share attributable to common stockholders
Basic	$(0.02)	$(0.01)	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.08)
Weighted average shares used in computing net loss per share attributable to common stockholders
Basic	68,792	43,636	68,096	31,878
Diluted	68,792	43,636	68,096	31,878
(1) Includes stock-based compensation expense as follows:

Cost of revenue	$459	$140	$1,069	$407
Product development	1,258	627	3,343	1,664
Sales and marketing	3,433	201	8,793	541
General and administrative	1,258	391	3,025	1,133
See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance as of December 31, 2010	68,703	$69	$263,219	$(16)	$(89,730)	(213)	$(958)	$172,584
Foreign currency translation	—	—	—	(36)	—	—	—	(36)
Net loss	—	—	—	—	(1,472)	—	—	(1,472)
Exercise of stock options	2,223	3	8,550	—	—	—	—	8,553
Treasury stock purchase, at cost	—	—	—	—	—	(48)	(783)	(783)
Issuance of restricted stock	1,102	—	18,221	—	—	—	—	18,221
Stock-based compensation	—	—	16,230	—	—	—	—	16,230

Balance as of September 30, 2011	72,028	$72	$306,220	$(52)	$(91,202)	(261)	$(1,741)	$213,297

See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,472)	$253
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,458	14,856
Deferred tax benefit	(1,430)	(162)
Stock-based compensation	16,230	3,745
Loss on sale of assets	398	57
Acquisition-related contingent consideration	102	39
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(3,900)	1,840
Customer deposits	37	(325)
Other current assets	(2,778)	(3,870)
Other assets	(587)	(72)
Accounts payable	1,473	1,621
Accrued compensation, taxes and benefits	(1,161)	(427)
Deferred revenue	1,906	(3,041)
Other current and long-term liabilities	(577)	227

Net cash provided by operating activities	29,699	14,741
Cash flows from investing activities:
Purchases of property, equipment and software	(10,782)	(7,427)
Acquisition of businesses, net of cash acquired	(87,817)	(17,231)

Net cash used in investing activities	(98,599)	(24,658)

Cash flows from financing activities:
(Costs) proceeds from public offerings	(775)	57,688
Proceeds from notes payable	—	10,000
Payments on notes payable	(8,086)	(23,562)
Proceeds from revolving credit facility, net	—	2,040
Payments on capital lease obligations	(438)	(1,241)
Preferred stock dividend	—	(666)
Issuance of common stock	8,499	664
Purchase of treasury stock	(783)	(20)

Net cash (used in) provided by financing activities	(1,583)	44,903

Net (decrease) increase in cash and cash equivalents	(70,483)	34,986
Effect of exchange rate on cash	(36)	(19)
Cash and cash equivalents:
Beginning of period	118,010	4,427

End of period	$47,491	$39,394

Supplemental cash flow information:
Cash paid for interest	$1,957	$4,288

Cash paid for income taxes, net of refunds	$797	$227

Non-cash financing activities:
Accrued dividends and accretion of preferred stock	$—	$3,030

Conversion of preferred stock to common shares	$—	$73,732

Accrued property and equipment	$254	$1,154

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
Principally, all of our revenue for the three and nine months ended September 30, 2011 and 2010 was in North America.
Net long-lived assets held were $26.1 million and $24.0 million in North America and $0.5 million and $0.5 million in our international subsidiaries at September 30, 2011 and December 31, 2010, respectively.

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
No single customer accounted for 5% or more of our revenue or accounts receivable for the three and nine months ended September 30, 2011 or 2010.
Comprehensive (Loss) Income
Comprehensive (loss) income consists of net (loss) income and other comprehensive loss. Other comprehensive loss is comprised of foreign currency translation losses. Our comprehensive (loss) income was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Net (loss) income	$(1,106)	$292	$(1,472)	$253
Foreign currency translation loss	(16)	(6)	(36)	(19)

Comprehensive (loss) income	$(1,122)	$286	$(1,508)	$234

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

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“ASU 2011-05”) effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. This accounting standard provides new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. We will adopt this accounting standard in the fouth quarter 2011. We do not anticipate that this adoption will have any impact on our financial position or results of operations.
3. Acquisitions
2011 Acquisitions
In May 2011, we acquired substantially all of the assets of Compliance Depot, LLC (“Compliance Depot”) for approximately $22.5 million which included a cash payment of $19.2 million at closing and three deferred payments of $1.1 million payable nine, twelve and eighteen months after the acquisition date. The acquisition of Compliance Depot expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
In July 2011, we acquired Senior-Living.com, Inc., operating under the name SeniorLiving.net (“SLN”), pursuant to an Agreement and Plan of Merger. The preliminary purchase price consisted of a cash payment of $4.0 million at closing, additional cash payments of $0.5 million, half of which is due on each of the first and second anniversaries of the acquisition date, and an estimated cash payment payable (acquisition-related contingent consideration) and up to 400,000 shares of our common stock, in each case payable based on the achievement of certain revenue targets as defined in the purchase agreement. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.3 million. In addition, we recorded the fair value of the common shares of $8.4 million. These fair values were based on management’s estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment has a maximum value of $0.5 million. The acquisition of SLN expands our lead generation capabilities into the senior living rental housing market. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets. This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of September 30, 2011, our liability for the estimated cash payment was $0.3 million and the estimated fair value of the common stock was $8.4 million. During the third quarter 2011, there were no costs due to changes in the estimated fair value of the cash acquisition-related contingent consideration.
In August 2011, we acquired Multifamily Technology Solutions, Inc. (“MTS”), which owns the Internet listing service for rental properties called MyNewPlace, pursuant to an Agreement and Plan of Merger. MTS continued as the surviving corporation of the Merger and a wholly owned subsidiary of RealPage. The preliminary purchase price consisted of a cash payment of $64.0 million, including amount placed in escrow, net of cash acquired, 294,770 shares of RealPage restricted common stock and the assumption of MTS stock options exercisable for 349,693 shares of RealPage common stock. In addition, the purchase agreement included a put option on the restricted common shares, in which, if the average market price of our common shares falls below an established threshold, we will pay the difference between the average market price and the established threshold in cash. We established a liability of $1.2 million for the put option which is based on its estimated fair value at the acquisition date. We also recorded the fair value of the restricted common shares and the assumed stock options of $6.3 million and $3.6 million, respectively. The fair value of the restricted common shares was based on management’s estimate of the fair value of restricted common shares using a probability weighted discounted cash flow model. The fair values of the assumed stock options and the put option was based on the Black-Scholes option pricing model using inputs consistent with those used in the valuation of our stock options. The acquisition of MTS adds an Internet listing service for rental properties and expands our syndication and organic lead generation capabilities. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.7 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the put option on the restricted common shares will continue to be re-evaluated and recorded at an estimated fair value based on the changes in market prices of our common stock. During the third quarter 2011, there were no costs due to changes in the estimated fair value of the acquisition-related contingent consideration. One of the minority shareholders of MTS, is a customer of the Company. In connection with the distribution of the purchase price, we paid this customer for their proportion of the purchase price. This transaction was at arm’s length and is not related to the ongoing relationship with the Company.
The purchase agreement also included a portion of the cash and restricted common shares consideration to be placed into escrow. As such, we placed $14.0 million in cash and 65,873 restricted common shares into an escrow account on the date of acquisition. One half of these amounts will be released from escrow twelve months after the acquisition date. The remaining amounts will be released eighteen months after the acquisition date.
We allocated the purchase price for MTS (preliminary), SLN (preliminary) and Compliance Depot as follows:

	MTS	SLN	Compliance Depot
	(in thousands)
Intangible assets:
Developed product technologies	$2,280	$1,200	$382
Customer relationships	27,600	2,630	9,030
Tradenames	24,800	2,560	2,230
Goodwill	33,342	8,127	13,371
Deferred revenue	(164)	—	(2,380)
Net deferred taxes	(15,574)	(1,347)	—
Net other assets	2,663	5	(110)

Total purchase price, net of cash acquired	$74,947	$13,175	$22,523

2010 Acquisitions
In November 2010, we acquired certain of the assets of Level One, LLC and L1 Technology, LLC (collectively “Level One”), subsidiaries of IAS Holdings, LLC, for approximately $61.9 million, which included a cash payment of $53.9 million at closing and a deferred payment of up to approximately $8.0 million, payable in cash or the issuance of our common stock eighteen months after the acquisition date. The acquisition of Level One further expanded our ability to provide on demand leasing center services. To facilitate the acquisition, we borrowed $30.0 million on our delayed draw term loans and utilized $24.0 million of the net proceeds from our initial public offering. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.3 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
In July 2010, we purchased 100% of the outstanding stock of eReal Estate Integration, Inc. (“eREI”) for approximately $8.6 million, net of cash acquired, which included a cash payment of $3.8 million and an estimated cash payment payable upon the achievement of certain revenue targets (acquisition-related contingent consideration) and the issuance of 499,999 restricted common shares, which vest as certain revenue targets are achieved as defined in the purchase agreement. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.8 million. In addition, we recorded the fair value of the restricted common shares of $3.3 million. These fair values were based on management’s estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment and the related restricted common shares have a maximum value of $1.8 million and $4.4 million, respectively. This acquisition was financed from proceeds from our revolving line of credit and cash flows from operations. The acquisition of eREI improved our lead management and lead syndication capabilities. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this transaction are not deductible for tax purposes. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets. This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of September 30, 2011, our liability for the estimated cash payment was $0.9 million. During the three and nine months ended September 30, 2011, we recognized (gains) and losses of $(3,000) and $0.1 million due to changes in the estimated fair value of the cash acquisition-related contingent consideration.
In February 2010, we acquired the assets of Domin-8 Enterprise Solutions, Inc. (“Domin-8”). The acquisition of these assets improved our ability to serve our multi-family clients with mixed portfolios that include smaller, centrally-managed apartment communities. The aggregate purchase price at closing was $12.9 million, net of cash acquired, which was paid upon acquisition of the assets. We acquired deferred revenue as a contractual obligation, which was recorded at its assessed fair value of $4.5 million. The fair value of the deferred revenue was determined based on estimated costs to support acquired contracts plus a reasonable margin. The acquired intangibles were recorded at fair value based on assumptions made by us. The customer relationships have useful lives of approximately nine years and are amortized in proportion to the estimated cash flows derived from the relationship. Acquired developed product technologies have a useful life of three years and are amortized straight-line over the estimated useful life. We have determined that the tradename has an indefinite life, as we anticipate keeping the tradename for the foreseeable future given its recognition in the marketplace. Approximately $0.9 million of transaction costs related to this acquisition were expensed as incurred. We included the operating results of this acquisition in our consolidated results of operations from the effective date of the acquisition. This acquisition was financed from the proceeds from the amended credit agreement and cash flow from operations. This acquisition made immediately available product offerings that complemented our existing products. We accounted for the acquisition by allocating the total consideration to the fair value of assets received and liabilities assumed. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
We allocated the purchase price for Level One, eREI and Domin-8 as follows:

	Level One	eREI	Domin-8
	(in thousands)
Intangible assets:
Developed product technologies	$692	$5,279	$3,678
Customer relationships	18,300	498	6,418
Tradenames	3,740	844	1,278
Goodwill	36,897	4,664	4,896
Deferred revenue	(352)	—	(4,502)
Net deferred taxes	—	(2,648)	—
Net other assets	2,573	(14)	1,155

Total purchase price, net of cash acquired	$61,850	$8,623	$12,923

Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2011 and September 30, 2010 as if the Domin-8, eREI, Level One, Compliance Depot, SLN and MTS acquisitions had occurred at the beginning of the periods presented. The pro forma financial information includes business combination effects resulting from these acquisitions including approximately $0.3 million, $1.7 million, $1.8 million and $6.9 million of amortization charges from acquired intangible assets and approximately $0.8 million, $0.1 million, $2.6 million and $1.9 million of an income tax benefit for the related tax effects as though the aforementioned companies were combined as of the beginning of the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, respectively. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	(in thousands)
Revenue:
On demand	$65,585	$55,771	$186,236	$154,414
On premise	1,772	2,127	5,045	7,169
Professional and other	3,118	2,804	9,052	7,431

Total revenue	70,475	60,702	200,333	169,014

Net loss	$(1,300)	$(168)	$(3,905)	$(2,866)
Net loss attributable to common stockholders:
Basic and diluted	(1,300)	(787)	(3,905)	(5,810)

Net loss per share attributable to common stockholders:
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.18)
Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.18)

4. Property, Equipment and Software
Property, equipment and software consist of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Leasehold improvements	$8,819	$8,772
Data processing and communications equipment	36,349	31,712
Furniture, fixtures, and other equipment	9,630	8,012
Software	30,207	26,617

	85,005	75,113
Less: Accumulated depreciation and amortization	(58,453)	(50,598)

Property, equipment and software, net	$26,552	$24,515

Depreciation and amortization expense for property, equipment and software was $3.1 million, $2.9 million, $9.5 million and $8.5 million for the three months ended September 30, 2011 and 2010 and the nine months ended September 2011 and 2010, respectively. This includes depreciation for assets purchased through capital leases.
5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the nine months ended September 30, 2011 is as follows:

(in thousands)
Balance at December 31, 2010	$73,885
Goodwill acquired in 2011	54,840
Other	(93)

Balance at September 30, 2011	$128,632

Other intangible assets consisted of the following at September 30, 2011 and December 31, 2010:

		September 30, 2011			December 31, 2010
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
	(in thousands)
Finite-lived intangible assets
Developed technologies	3 years	$24,938	$(12,982)	$11,956	$21,082	$(7,618)	$13,464
Customer relationships	1-10 years	74,183	(12,702)	61,481	34,923	(6,932)	27,991
Vendor relationships	7 years	5,650	(3,127)	2,523	5,650	(2,480)	3,170
Option to purchase building	1 year	131	(120)	11	131	(22)	109
Non-competition agreement	4-5 years	120	(120)	—	120	(112)	8

Total finite-lived intangible assets		105,022	(29,051)	75,971	61,906	(17,164)	44,742
Indefinite-lived intangible assets Tradenames		39,170	—	39,170	9,619	—	9,619

Total intangible assets		$144,192	$(29,051)	$115,141	$71,525	$(17,164)	$54,361

Amortization of finite-lived intangible assets was $4.3 million, $2.5 million, $11.9 million and $6.3 million for the three months ended September 30, 2011 and 2010 and the nine months ended September 2011 and 2010, respectively.

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
As of September 30, 2011, we have total outstanding debt of $57.9 million and $37.0 million available under our revolving line of credit. We have unamortized debt issuance costs of $1.1 million and $1.3 million at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, we are in compliance with our debt covenants.
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
In connection with our acquisition of SLN on August 9, 2011, we granted an employee 67,500 options with an exercise price of $24.03 and 49,500 shares of restricted stock. The options vest over four years with 75% vesting over 15 quarters and the remaining 25% vesting on the 16th quarter. The restricted shares vest over four years with 0% vesting in the first two years and 12.5% vesting quarterly thereafter. Both stock options and restricted stock were granted under the 2010 Equity Plan.
On August 9, 2011, we granted 266,700 options with an exercise price of $24.03 which vest over four years with 75% vesting over 15 quarters and the remaining 25% vesting on the 16th quarter. We also granted 177,900 shares of restricted stock which vest ratably over four years. Both stock options and restricted stock were granted under the 2010 Equity Plan.
In connection with our acquisition of MTS, on August 24, 2011, we assumed 349,693 options granted from MTS’s 2005 Equity Incentive Plan (“MTS Plan”). Assumed options were converted to equivalent share-based awards of RealPage based on the ratio of our fair market value of stock to the fair market value of MTS’s stock on the acquisition date. The number of shares and ratio of exercise price to market price were equitably adjusted to preserve the intrinsic value of the award as of immediately prior to the acquisition. The conversion was accounted for as a modification under the provisions of GAAP which did not result in an incremental increase in the fair value of the assumed option awards. As of September 30, 2011, we had 344,183 assumed options outstanding under the MTS Plan. The majority of assumed options vest over a four-year period at a rate of 25% or 20% after one year and then monthly on a straight-line basis thereafter while others vest ratably over a four-year period. Options granted generally are exercisable up to 10 years. No further options will be granted under the MTS Plan.
On August 29, 2011, in connection with our acquisition of MTS, we granted certain employees 249,300 options with an exercise price of $19.73 which vest which vest over four years with 75% vesting over 15 quarters and the remaining 25% vesting on the 16th quarter and also granted 146,200 shares of restricted stock which vest ratably over four years. These stock options and restricted shares were granted under the 2010 Equity Plan.

8. Commitments and Contingencies
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2011 or December 31, 2010.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of September 30, 2011 or December 31, 2010.
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
On January 24, 2011, Yardi Systems, Inc. (“Yardi”) filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. and filed a First Amended Complaint on August 12, 2011. On March 28, 2011, we filed an answer and counterclaims, on May 18, 2011, we filed amended counterclaims, on September 2, 2011, we filed Second Amended Counterclaims and on September 12, 2011, we filed an answer to Yardi’s First Amended Complaint. Yardi has also filed a pending motion to dismiss several of our counterclaims which we have opposed. Trial in this case is currently set for August 2012. This case is at an early stage and we are not able to predict its outcome. For additional information regarding this lawsuit, see “Legal Proceedings” in Item 1 of Part II of this report.
We are involved in other litigation matters not listed above but we do not consider the matters to be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related thereto unfold.
9. Net Loss Per Share
Net loss per share is presented in conformity with the two-class method required for participating securities. In August 2010, all of the Company’s outstanding redeemable convertible preferred stock converted into common stock in connection with our IPO. Prior to the conversion, holders of Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred were each entitled to receive 8% per annum cumulative dividends, payable prior and in preference to any dividends on any other shares of our capital stock. In the event a dividend was paid on common stock, holders of Series A Preferred, Series A1 Preferred, Series B Preferred, Series C Preferred and non-vested restricted stock were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis). Holders of Series A Preferred, Series A1 Preferred, Series B Preferred, Series C Preferred and non-vested restricted stock did not share in the loss of the Company.
For the period prior to the conversion of the redeemable convertible preferred stock, net loss per share information is computed using the two-class method. Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is determined by allocating undistributed earnings, calculated as net loss less current period Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred cumulative dividends, between the holders of common stock and Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred. Diluted net income per share attributable to common stockholders is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options using the treasury stock method. Weighted average shares from common share equivalents in the amount of 8,521 shares and 3,476,622 shares and 239,804 shares and 2,036,796 shares were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the three and nine months ended September 30, 2011 and 2010, respectively.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(1,106)	$292	$(1,472)	$253
8% cumulative dividends on participating preferred stock	—	(619)	—	(2,944)

Net loss attributable to common stockholders — basic and diluted	$(1,106)	$(327)	$(1,472)	$(2,691)
Denominator:
Basic:
Weighted average common shares used in computing basic net loss per share	68,792	43,636	68,096	31,878
Diluted:
Weighted average common shares used in computing basic net loss per share	68,792	43,636	68,096	31,878
Add weighted average effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Weighted average common shares used in computing diluted net loss per share	68,792	43,636	68,096	31,878
Net loss per common share:
Basic	$(0.02)	$(0.01)	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.08)
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
The acquisition of the stock of SLN and MTS resulted in an additional net deferred tax liability of $16.9 million. This net liability includes a deferred tax liability of $23.8 million related to indefinite lived intangibles, a deferred tax asset, net of valuation allowance, of $6.4 million related to net operating loss carryforwards and other miscellaneous deferred tax assets of $0.5 million. These net operating loss carryforwards are subject to a Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2020.

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
Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of September 30, 2011, over 7,600 customers used one or more of our on demand software solutions to help manage the operations of approximately 6.4 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2011 by the National Multi Housing Council, based on number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $67.7 million, $48.0 million, $186.8 million and $134.2 million for the three months ended September 30, 2011 and 2010 and the nine months ended September 2011 and 2010, respectively. In the same periods, we had operating (loss) income of approximately $(0.7) million, $2.3 million, $0.5 million and $5.2 million, respectively, and net (loss) income of approximately $(1.1) million, $0.3 million, $(1.5) million and $0.3 million, respectively.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In September 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 17 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base.
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

New Product Family
In August 2011, we announced our new product family, LeaseStar, which will consolidate and integrate products and services related to our acquisitions of eREI, LevelOne, SeniorLiving.net, MTS and our suite of products and services historically branded as Crossfire. We believe the LeaseStar product family will unify major organic and paid lead channels into a single marketplace where consumers can find a rental unit and transact business by viewing real time availability, pricing, pre-qualify and lease online.
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
In July 2011, we acquired Senior-Living.com, Inc., operating under the name SeniorLiving.net (“SLN”), for a purchase price consisting of a cash payment of $4.0 million at closing, additional cash payments of $0.5 million, half of which is due on each of the first and second anniversaries of the acquisition date, and a deferred earn out payment of up to $0.5 million in cash and up to 400,000 shares of our common stock, in each case payable based on the achievement of specified milestones on or before June 30, 2014. The acquisition of SLN expands our lead generation capabilities into the senior living rental housing market.
In August 2011, we acquired Multifamily Technology Solutions, Inc. (“MTS”), which owns the Internet listing service for rental properties called MyNewPlace, pursuant to an Agreement and Plan of Merger. MTS continued as the surviving corporation of the Merger and a wholly owned subsidiary of RealPage. We acquired MTS for a purchase price of $74.9 million, net of cash acquired, comprised of approximately $64.0 million in cash, 294,770 shares of RealPage restricted common stock and the assumption of MTS stock options exercisable for 349,693 shares of RealPage common stock. The acquisition of MTS adds a pay-for-performance Internet listing service, expands our suite of SAAS lead generation and management tools and service delivery capabilities.
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
Product development. Product development expense consists primarily of personnel costs for our product development employees and executives and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our on demand software solutions and expanding our suite of on demand software solutions. We established a product development and service center in Hyderabad, India and a product development center in Manila, Philippines in 2008 and 2011, respectively, to take advantage of strong technical talent at lower personnel costs compared to the United States.

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
Adjusted EBITDA. We define this metric as net income (loss) plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, acquisition-related expense and purchase accounting adjustment. In 2011, Adjusted EBITDA excludes litigation related expenses pertaining to the Yardi litigation as discussed in Part II, Item 1 “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, refer to “Reconciliation of Quarterly Non-GAAP Financial Measures” herein. Our Adjusted EBITDA grew from approximately $9.1 million and $24.3 million for the three and nine months ended September 30, 2010 to approximately $15.0 million and $40.9 million for the three and nine months ended September 30, 2011 as a result of our efforts to expand market share and increase revenue.

Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Condensed Consolidated Statements of Operations Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
On demand	$62,765	$43,097	$172,741	$120,393
On premise	1,772	2,127	5,045	6,419
Professional and other	3,118	2,804	9,052	7,403

Total revenue	67,655	48,028	186,838	134,215
Cost of revenue(1)	27,585	20,203	78,078	56,595

Gross profit	40,070	27,825	108,760	77,620
Operating expense:
Product development(1)	11,230	9,127	32,083	26,431
Sales and marketing(1)	17,688	9,428	44,992	25,793
General and administrative(1)	11,840	6,969	31,190	20,230

Total operating expense	40,758	25,524	108,265	72,454

Operating (loss) income	(688)	2,301	495	5,166
Interest expense and other, net	(684)	(1,822)	(2,582)	(4,749)

(Loss) income before income taxes	(1,372)	479	(2,087)	417

Income tax expense	(266)	187	(615)	164

Net (loss) income	$(1,106)	$292	$(1,472)	$253

Net (loss) income attributable to common stockholders
Basic	$(1,106)	$(327)	$(1,472)	$(2,691)
Diluted	$(1,106)	$(327)	$(1,472)	$(2,691)
Net income (loss) per share attributable to common stockholders
Basic	$(0.02)	$(0.01)	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.08)
Weighted average shares used in computing net loss per share attributable to common stockholders
Basic	68,792	43,636	68,096	31,878
Diluted	68,792	43,636	68,096	31,878
(1) Includes stock-based compensation expense as follows:

Cost of revenue	$459	$140	$1,069	$407
Product development	1,258	627	3,343	1,664
Sales and marketing	3,433	201	8,793	541
General and administrative	1,258	391	3,025	1,133
The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(as a percentage of total		(as a percentage of total
	revenue)		revenue)
Revenue:
On demand	92.8%	89.7%	92.5%	89.7%
On premise	2.6	4.4	2.7	4.8
Professional and other	4.6	5.8	4.8	5.5

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	40.8	42.1	41.8	42.2

Gross profit	59.2	57.9	58.2	57.8
Operating expense:
Product development	16.6	19.0	17.2	19.7
Sales and marketing	26.1	19.6	24.0	19.2
General and administrative	17.5	14.5	16.7	15.1

Total operating expenses	60.2	53.1	57.9	54.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(as a percentage of total		(as a percentage of total
	revenue)		revenue)
Operating (loss) income	(1.0)	4.8	0.3	3.8
Interest expense and other, net	(1.0)	(3.8)	(1.4)	(3.5)

Net (loss) income before taxes	(2.0)	1.0	(1.1)	(0.3)
Income tax expense (benefit)	(0.4)	0.4	(0.3)	0.1

Net (loss) income	(1.6)	0.6	(0.8)	0.2

Three and Nine Months Ended September 30, 2011 compared to Three and Nine Months Ended September 30, 2010
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$62,765	$43,097	$19,668	45.6%	$172,741	$120,393	$52,348	43.5%
On premise	1,772	2,127	(355)	(16.7)	5,045	6,419	(1,374)	(21.4)
Professional and other	3,118	2,804	314	11.2	9,052	7,403	1,649	22.3

Total revenue	67,655	$48,028	$19,627	40.9	186,838	$134,215	$52,623	39.2

On demand unit metrics:
Ending on demand units	7,074	5,567	1,507	27.1	7,074	5,567	1,507	27.1
Average on demand units	6,727	5,387	1,340	24.9	6,370	5,059	1,311	25.9
Non-GAAP on demand revenue	$63,041	$43,097	$19,944	46.3	$173,261	$120,393	$52,868	43.9
Non-GAAP on demand revenue per average on demand unit	$37.49	$32.00	$5.49	17.2	$36.27	$31.73	$4.54	14.3
On demand revenue. Our on demand revenue increased $19.7 million, or 45.6%, for the three months ended September 30, 2011 as compared to same period in 2010, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our Level One, Compliance Depot, SLN and MTS strategic acquisitions.
Our on demand revenue increased $52.3 million, or 43.5%, for the nine months ended September 30, 2011 as compared to same period in 2010, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our Level One, Compliance Depot, SLN and MTS strategic acquisitions.
On premise revenue. On premise revenue decreased $0.4 million, or 16.7%, for the three months ended September 30, 2011 as compared to the same period in 2010. We have completed the effort of migrating our legacy on premise customer base (i.e. RentRoll and HUDManager) to our on demand property management systems. We no longer actively market our legacy on premise software solutions to new customers, and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management systems.
On premise revenue decreased $1.4 million, or 21.4%, for the nine months ended September 30, 2011 as compared to the same period in 2010. We have completed the effort of migrating our legacy on premise customer base (i.e. RentRoll and HUDManager) to our on demand property management systems. We no longer actively market our legacy on premise software solutions to new customers, and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management systems.
Professional and other revenue. Professional and other services revenue increased $0.3 million, or 11.2%, for the three months ended September 30, 2011 as compared to the same period in 2010, primarily attributable to installation and implementation support services, training services, partially offset by a decrease in consulting-related revenues.
Professional and other services revenue increased $1.6 million, or 22.3%, for the nine months ended September 30, 2011 as compared to the same period in 2010, primarily due to an increase in revenue from installation and implementation support services, training services and OneSite consulting services offset by a decrease in other consulting-related revenues.
Total revenue. Our total revenue increased $19.6 million, or 40.9%, for the three months ended September 30, 2011 as compared to the same period in 2010, primarily due to an increase in rental property units managed with our on demand solutions and improved penetration of our on demand solutions into our existing customer base.

Our total revenue increased $52.6 million, or 39.2%, for the nine months ended September 30, 2011 as compared to the same period in 2010, primarily due to an increase in rental property units managed with our on demand solutions and improved penetration of our on demand solutions into our existing customer base.
On demand unit metrics. As of September 30, 2011, one or more of our on demand solutions was utilized in the management of 7.1 million rental property units, representing an increase of 1.5 million units, or 27.1% as compared to September 30, 2010. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales and marketing efforts and our Level One, Compliance Depot and MTS acquisitions contributing approximately 13.9% of ending on demand units as of September 30, 2011.
For the three months ended September 30, 2011, our annualized non-GAAP on demand revenue per average on demand unit was $37.49 representing an increase of $5.49, or 17.2%, as compared to the three months ended September 30, 2010, primarily due to improved penetration of our on demand solutions (including our strategic acquisitions) into our customer base.
For the nine months ended September 30, 2011, our annualized non-GAAP on demand revenue per average on demand unit was $36.27 representing an increase of $4.54, or 14.3%, as compared to the nine months ended September 30, 2010, primarily due to improved penetration of our on demand solutions (including our strategic acquisitions) into our customer base.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(in thousands)
Cost of revenue	$23,834	$16,895	$6,939	41.1%	$66,911	$47,683	$19,228	40.3%
Depreciation and amortization	3,751	3,308	443	13.4	11,167	8,912	2,255	25.3

Total cost of revenue	$27,585	$20,203	$7,382	36.5	$78,078	$56,595	$21,483	38.0

Cost of revenue. Total cost of revenue increased $7.4 million, or 36.5%, for the three months ended September 30, 2011 as compared to the same period in 2010. The increase in cost of revenue was primarily due to: a $2.5 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $4.2 million increase in personnel expense of which $4.0 million was added as a result of our Level One, Compliance Depot, SLN and MTS acquisitions; a $0.3 million increase in non-cash amortization of acquired technology as a result of our Level One, Compliance Depot, SLN and MTS acquisitions; a $0.1 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $0.3 million increase in stock-based compensation related to our professional services and datacenter operations personnel. Cost of revenue as a percentage of total revenue was 40.8% for the three months ended September 30, 2011 as compared to 42.1% for the same period in 2010. The decrease in cost of revenue as a percentage of total revenue is the result of higher profitability from our core multi-family business which had year-over-year margin expansion as the business continues to scale, partially offset by costs added through acquisitions.
Total cost of revenue increased $21.5 million, or 38.0%, for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase in cost of revenue was primarily due to: a $5.4 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $13.1 million increase in personnel expense of which $10.2 million was added as a result of our Level One, Compliance Depot, SLN and MTS acquisitions; a $1.8 million increase in non-cash amortization of acquired technology as a result of our Level One, Compliance Depot, SLN and MTS acquisitions; a $0.5 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $0.7 million increase in stock-based compensation related to our professional services and datacenter operations personnel. Cost of revenue as a percentage of total revenue was 41.8% for the nine months ended September 30, 2011 as compared to 42.2% for the same period in 2010. The decrease in cost of revenue as a percentage of total revenue is the result of higher profitability from our core multi-family business which had year-over-year margin expansion as the business continues to scale, partially offset by costs added through acquisitions.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	%Change
	(in thousands)
Product development	$10,795	$8,560	$2,235	26.1%	$30,701	$24,746	$5,955	24.1%
Depreciation and amortization	435	567	(132)	(23.3)	1,382	1,685	(303)	(18.0)

Total product development expense	$11,230	$9,127	$2,103	23.0	$32,083	$26,431	$5,652	21.4

Product development. Total product development expense increased $2.1 million, or 23.0%, for the three months ended September 30, 2011 as compared to the same period in 2010. The increase in product development expense was primarily due to: a $1.0 million increase in personnel expense of which $0.8 million related to product development groups added as a result of our Level One, Compliance Depot, SLN and MTS acquisitions; a $0.1 million increase from consulting fees; a $0.6 million increase in stock-based compensation related to product development personnel; and a $0.4 million increase in other general product development expense.
Total product development expense increased $5.7 million, or 21.4%, for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase in product development expense was primarily due to: a $3.3 million increase in personnel expense of which $1.2 million related to product development groups added as a result of our Level One, Compliance Depot, SLN and MTS acquisitions; $0.2 million increase from consulting fees; a $1.7 million increase in stock-based compensation related to product development personnel; and a $0.5 million increase in other general product development expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(in thousands)
Sales and marketing	$15,017	$8,357	$6,660	79.7%	$37,718	$22,636	$15,082	66.6%
Depreciation and amortization	2,671	1,071	1,600	149.4	7,274	3,157	4,117	130.4

Total sales and marketing expense	$17,688	$9,428	$8,260	87.6	$44,992	$25,793	$19,199	74.4

Sales and marketing. Total sales and marketing expense increased $8.3 million, or 87.6%, for the three months ended September 30, 2011 as compared to the same period in 2010. The increase in sales and marketing expense was primarily due to a $3.2 million increase in stock-based compensation primarily related to sales and marketing personnel from our Level One acquisition and additional stock-based awards granted during the period. Personnel expense increased $1.9 million as we have increased our sales force head count to 161 as of September 30, 2011 which includes sales personnel added as a result of our 2011 acquisitions. Additional factors contributing to the increase include a $1.6 million increase in non-cash amortization of acquired technology as a result of our Level One, Compliance Depot, SLN and MTS Depot acquisitions; a $1.1 million increase in marketing program expense; and a $0.5 million increase in travel related expenses.
Total sales and marketing expense increased $19.2 million, or 74.4%, for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase in sales and marketing expense was primarily due to a $8.3 million increase in stock-based compensation primarily related to sales and marketing personnel from our Level One acquisition and additional stock-based awards granted during the period. Personnel expense increased $4.7 million as we have increased our sales force head count to 161 as of September 30, 2011 which includes sales personnel added as a result of our 2011 acquisitions. Additional factors contributing to the increase include a $4.3 million increase in non-cash amortization of acquired technology as a result of our Level One, Compliance Depot, SLN and MTS acquisitions; a $1.3 million increase from marketing program expense; a $1.1 million increase in travel related expenses; offset by a $0.5 million decrease in other general sales and marketing expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(in thousands)
General and administrative	$11,255	$6,603	$4,652	70.5%	$29,555	$19,128	$10,427	54.5%
Depreciation and amortization	585	366	219	59.8	1,635	1,102	533	48.4

Total general and administrative expense	$11,840	$6,969	$4,871	69.9	$31,190	$20,230	$10,960	54.2

General and administrative. Total general and administrative expense increased $4.9 million, or 69.9%, for the three months ended September 30, 2011 as compared to the same period in 2010. The increase in general and administrative expense was primarily due to: a $1.6 million increase in personnel expense related to accounting, management information systems, internal audit, business development, legal, and human resources staff to support the growth in our business as well as provide the necessary organizational structure to support public company requirements; a $0.2 million increase in depreciation expense; a $0.8 million increase in professional fees; a $0.5 million increase in facilities expense; a $0.9 million increase in stock-based compensation related to general and administrative personnel; a $0.6 million increase in legal expenses related to the Yardi litigation; and a $0.3 million increase in other general and administrative expense.
Total general and administrative expense increased $11.0 million, or 54.2%, for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase in general and administrative expense was primarily due to: a $3.6 million increase in personnel expense related to accounting, management information systems, internal audit, business development, legal, and human resources staff to support the growth in our business as well as provide the necessary organizational structure to support public company requirements; a $0.5 million increase in depreciation expense; a $1.2 million increase in professional fees; a $1.3 million increase in facilities expenses; a $0.6 million increase in travel related expenses; a $0.4 million increase in sales and property taxes; a $1.9 million increase in stock-based compensation related to general and administrative personnel; a $1.0 million increase in legal expenses related to the Yardi litigation; and a $0.5 million increase in other general and administrative expense.

Interest Expense and Other, Net
Interest expense and other, net, decreased $1.1 million, or 62.5%, for the three months ended September 30, 2011 as compared to the same period in 2010 primarily due to a decrease associated with the early extinguishment of our preferred stockholder notes payable in connection with our initial public offering combined with the effect of lower interest rates under our amended credit agreement. See “Long-term Debt Obligations” for further discussion regarding our amended credit agreement.
Interest expense and other, net, decreased $2.2 million, or 45.6%, for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to a decrease associated with the early extinguishment of our preferred stockholder notes payable in connection with our initial public offering combined with the effect of lower interest rates under our amended credit agreement. See “Long-term Debt Obligations” for further discussion regarding our amended credit agreement. This decrease was offset by an increase in other losses of $0.4 million related to the sale of a non-operating asset held for sale.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable items. Our income tax benefit of $0.3 million and $0.6 million in the three and nine months ended September 30, 2011, respectively, consists primarily of the U.S. federal benefit of net losses before taxes, foreign taxes and various state taxes that are considered income taxes for financial reporting purposes but are assessed on adjusted gross revenue rather than adjusted net income.
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

The following provides a reconciliation of net (loss) income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Net (loss) income	$(1,106)	$292	$(1,472)	$253
Acquisition-related deferred revenue adjustment	276	—	520	—
Depreciation, asset impairment and loss on sale of asset	2,696	2,606	8,570	7,657
Amortization of intangible assets	4,749	2,760	13,286	7,256
Interest expense, net	684	1,823	2,199	4,759
Income tax expense (benefit)	(266)	187	(615)	164
Litigation related expense	605	—	961	—
Stock-based compensation expense	6,408	1,359	16,230	3,745
Acquisition-related expense	969	60	1,199	453

Adjusted EBITDA	$15,015	$9,087	$40,878	$24,287

The following provides a reconciliation of revenue to non-GAAP revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue:
On demand	$62,765	$43,097	$172,741	$120,393
Add: Acquisition-related deferred revenue adjustment	276	—	520	—

Non-GAAP on demand revenue	$63,041	$43,097	$173,261	$120,393
On premise	1,772	2,127	5,045	6,419
Professional and other	3,118	2,804	9,052	7,403

Total non-GAAP revenue	$67,931	$48,028	$187,358	$134,215

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
Our primary sources of liquidity as of September 30, 2011 consisted of $47.5 million of cash and cash equivalents, $37.0 million available under our revolving line of credit and $3.1 million of current assets less current liabilities (excluding $47.5 of cash and cash equivalents and $51.2 million of deferred revenue).
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
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents) and our cash flow from operations, will be sufficient to fund our operations and planned capital expenditures and service our debt obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of, complementary businesses, applications or technologies, in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. As of December 31, 2010, we had federal and state net operating loss carry-forwards of $81.0 million and $1.7 million, respectively, which are exclusive of net operating loss carry-forwards related to SLN and MTS. These carryforwards may be available to offset potential payments of future federal and state income tax liabilities and which, if unused, expire at various dates through 2030 for both federal and state income tax purposes.

The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended
	September 30,
	2011	2010

Net cash provided by operating activities	$29,699	$14,741
Net cash used in investing activities	(98,599)	(24,658)
Net cash (used in) provided by financing activities	(1,583)	44,903
Net Cash Provided by Operating Activities
In the nine months ended September 30, 2011, we generated $29.7 million of net cash from operating activities, which consisted of a net loss of $1.5 million and changes in working capital of $(5.6) million, offset by net non-cash income of $37.7 million representing an increase of $19.1 million or 102.6%, compared to the same period in 2010. The primary driver in our improvement in cash generated from operating activities was the improvement in income before net non-cash charges of $17.4 million compared to the same period in 2010. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense. The use of operating cash flow resulting from the changes in working capital was primarily due to an increase in accounts receivable, other assets and payments of accrued benefits and other current liabilities, offset by general timing differences in other deferred revenue and accounts payable.
Net Cash Used in Investing Activities
In the nine months ended September 30, 2011, our investing activities used $98.6 million. Investing activities consisted of $87.8 million related to 2011 acquisitions and prior years’ acquisition-related commitment payments and $10.8 million of capital expenditures. The increase in cash used in investing activities as of September 30, 2011 compared to September 30, 2010 relates to our 2011 acquisitions and consideration paid net of cash acquired for our second quarter 2011 acquisition combined with an increase in capital spending year over year.
Capital expenditures in the nine months ended September 30, 2011 and 2010 were primarily related to investments in technology infrastructure to support our growth initiatives.
Net Cash Used in Financing Activities
Our financing activities provided $1.6 million in the nine months ended September 30, 2011, representing a decrease of $46.5 million, as compared to the same period of 2010. Cash used in financing activities as of September 30, 2011 was primarily due to aggregate principal payments of $8.1 million for scheduled term debt maturities, capital lease payments of $0.4 million offset by net proceeds of $7.7 million from stock issuances under our stock based compensation plans.
Cash provided by financing activities during the nine months ended September 30, 2011 and 2010 was used as a funding source for acquisitions and for capital expenditures related to the expansion of our technology infrastructure.
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. There have been no material changes in our contractual obligations outside the normal course of business from our disclosures within our Form 10-K.
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
We had cash and cash equivalents of $47.5 million and $118.0 million at September 30, 2011 and December 31, 2010, respectively.
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
We had total outstanding debt of $57.9 million and $66.0 at September 30, 2011 and December 31, 2010, respectively. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.6 million.
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
Changes in Internal Controls
There were no significant changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ allegedly wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleges, among other things, that RealPage took Yardi employee, client and independent consultant credentials and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleges that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi alleges that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, RealPage filed an answer to Yardi’s Complaint, and on September 12, 2011, RealPage answered the First Amended Complaint. RealPage has also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of RealPage’s causes of action without prejudice, RealPage filed Second Amended Counterclaims. RealPage’s counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s counterclaims seek relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss RealPage’s Second Amended Counterclaims on September 30, 2011. RealPage has opposed the motion. Trial in this case is currently set for August 2012. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention.
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

On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit and its first office action found all claims invalid. Smarter Agent has submitted arguments to overcome the objections, but the U.S Patent and Trademark Office has finally rejected one of the patents, with final action on the other two still pending. In March 2011, the court stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against such claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert management’s attention.
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
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results may be due to a number of factors, including the risks and uncertainties discussed elsewhere in this filing. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:
•	the extent to which on demand software solutions maintain current and achieve broader market acceptance;

•	our ability to timely introduce enhancements to our existing solutions and new solutions;

•	our ability to increase sales to existing customers, attract new customers and retain existing customers;

•	changes in our pricing policies or those of our competitors;

•	the variable nature of our sales and implementation cycles;

•	general economic, industry and market conditions in the rental housing industry that impact the financial condition of our current and potential customers;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions, data or document losses or security breaches;

•	Internet usage trends among consumers, and the methodologies internet search engines utilized to direct those consumers to websites such as in our LeaseStar product family;

•	our ability to hire and retain qualified key personnel, including the rate of expansion of our sales force and IT department;

•
changes in the legal, regulatory or compliance environment related to the rental housing industry, including without limitation fair credit reporting, payment processing, privacy, utility billing, insurance, the Internet, e-commerce, licensing, HIPAA and HITECH;

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
We have not been consistently profitable on a quarterly or annual basis. Although we have net income for the year ended December 31, 2010 and 2009, we experienced net losses of $3.2 million and $3.1 million in 2008 and 2007, respectively. Net income for 2009 included a discrete tax benefit of approximately $27.0 million as a result of our net deferred tax assets valuation allowance. As of September 30, 2011, our accumulated deficit was $91.2 million. While we have experienced significant growth over recent quarters, we may not be able to sustain or increase our growth or profitability in the future. We expect to make significant future expenditures related to the development and expansion of our business. As a result of increased general and administrative expenses due to the additional operational and reporting costs associated with being a public company, we will need to generate and sustain increased revenue to achieve future profitability expectations. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this filing. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.
If we are unable to manage the growth of our diverse and complex operations, our financial performance may suffer.
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 532 as of December 31, 2006 to 2,132 as of September 30, 2011. We increased our number of on demand customers from 1,469 as of December 31, 2006 to over 7,600 as of September 30, 2011. We increased the number of on demand product centers that we offer from 20 as of December 31, 2006 to 46 as of September 30, 2011. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:
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
We manage a complex platform of solutions that consists of our property management systems, integrated software-enabled value-added services and web-based advertising and lease generation services. Many of our solutions include a large number of product centers that are highly integrated and require interoperability with other RealPage products, as well as products and services of third-party service providers. Additionally, we typically deploy new releases of the software underlying our on demand software solutions on a bi-weekly, monthly or quarterly schedule depending on the solution. Due to this complexity and the condensed development cycles under which we operate, we may experience errors in our software, corruption or loss of our data or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our customers, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.
Our business depends substantially on customers renewing and expanding their subscriptions for our solutions and any increase in customer cancellations or decline in customer renewals or expansions would harm our future operating results.
With the exception of some of our LeaseStar and Propertyware solutions, which are typically month-to-month, we generally license our solutions pursuant to customer agreements with a term of one year. Our customers have no obligation to renew these agreements after their term expires, or to renew these agreements at the same or higher annual contract value. In addition, under specific circumstances, our customers have the right to cancel their customer agreements before they expire, for example, in the event of an uncured breach by us, or in some circumstances, by giving 30 days’ notice or paying a cancellation fee. In addition, customers often purchase a higher level of professional services in the initial term than they do in renewal terms to ensure successful activation. As a result, our ability to grow is dependent in part on customers purchasing additional solutions or professional services after the initial term of their customer agreement. Though we maintain and analyze historical data with respect to rates of customer renewals, upgrades and expansions, those rates may not accurately predict future trends in customer renewals. Our customers’ renewal rates may decline or fluctuate for a number of reasons, including, but not limited to, their level of satisfaction with our solutions, our pricing, our competitors’ pricing, reductions in our customers’ spending levels or reductions in the number of units managed by our customers. Additionally, we believe one of our competitors, Yardi, is able to exert significant coercive power over its large customer base because of the high switching costs its customers face and that it uses this coercive power to require its customers to sign agreements that prohibit the Yardi customers from using the products and services of competing property management software providers, including RealPage. We have filed federal claims to enjoin Yardi from this anticompetitive practice. That suit is described in Item 1 herein. If our customers cancel or amend their agreements with us during their term, do not renew their agreements, renew on less favorable terms or do not purchase additional solutions or professional services in renewal periods, our revenue may grow more slowly than expected or decline and our profitability may be harmed.
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

Because we generally recognize subscription revenue over the term of the applicable customer agreement, a decline in subscription renewals or new service agreements may not be reflected immediately in our operating results.
We generally recognize revenue from customers ratably over the terms of their customer agreements which, with the exception of our month-to-month advertising, lease generation and Propertyware agreements, are typically one year. As a result, much of the revenue we report in each quarter is deferred revenue from customer agreements entered into during previous quarters. Consequently, a decline in new or renewed customer agreements in any one quarter will not be fully reflected in our revenue or our results of operations until future periods. Accordingly, this revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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
Our revenue growth is dependent on our ability to continually attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our solutions may be inhibited and we may be unable to sustain growth in our customer base for a number of reasons, including, but not limited to:
•	our failure to develop new or additional solutions:

•	our inability to market our solutions in a cost-effective manner to new customers or in new vertical or geographic markets;

•	our inability to expand our sales to existing customers;

•	the inability of our LeaseStar product family to grow traffic to its websites, resulting in lower levels of lead and lease/move-in traffic to customers;

•	our inability to build and promote our brand;

•	perceived security, integrity, reliability, quality or compatibility problems with our solutions; and

•	Yardi’s interference with our existing and prospective customer relationships, including its coercive use of agreements requiring its locked-in customer base not to use our products and services.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of Compliance Depot in May 2011, SeniorLiving.net in July 2011 and Multifamily Technology Solutions, Inc. in August 2011. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:
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
The ability of our customers to access our service is critical to our business. We currently serve a majority of our customers from a primary data center located in Carrollton, Texas. We also maintain a secondary data center in downtown Dallas, Texas, approximately 20 miles from our primary data center. Services of our most recent acquisitions are provided from data centers located in San Francisco, California, South Carolina, Texas and Winnipeg, Canada, many of which are operated by third party data vendors. We plan to maintain a data center in San Francisco for LeaseStar and certain other solutions and intend to migrate all other data services to our primary and secondary data centers in Carrollton and Dallas. Until this migration is complete, we have no assurances that the policies and procedures in place at our Carrollton and Dallas data centers will be followed at data centers operated by third party vendors. Any event resulting in extended interruption or delay in our customers’ access to our services or their data could harm our operating results. There can be no certainty that the measures we have taken to eliminate single points of failure in the primary and secondary data centers will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:
•	extended power loss;

•	telecommunications failures from multiple telecommunication or other internet service providers;

•	natural disaster or an act of terrorism;

•	software and hardware errors, or failures in our own systems or in other systems;

•	network environment disruptions such as computer viruses, hacking and similar problems in our own systems and in other systems;

•	theft and vandalism of equipment;

•	actions or events arising from human error; and

•	actions or events caused by or related to third parties.
The occurrence of an extended interruption of services at one or more of our data centers could result in lengthy interruptions in our services. Since January 1, 2007, we have experienced two extended service interruptions lasting more than eight hours caused by equipment and hardware failures. Our service level agreements require us to refund a prorated portion of the access fee if we fail to satisfy our service level commitments related to availability. Refunds for breach of this service level commitment have resulted in immaterial payments to customers in the past. An extended service outage could result in refunds to our customers and harm our customer relationships. In addition, under our some of our advertising and lease generation agreements, we are generally paid for performance and would be unable to perform services under those agreements in the event of a service interruption.
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
In the customer relationship management, or CRM, market, we compete with providers of contact center and call tracking services, including Call Source Inc., Yardi Systems, Inc. (which recently announced its intention to build a contact center) and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including Call Source Inc., Lead Tracking Solutions (a division of O.C. Concepts, Inc.) and Who’s Calling, Inc. In addition, we compete with content syndication providers Realty DataTrust Corporation, RentSentinel.com (owned by Yield Technologies, Inc.), and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions International, Inc., Spherexx.com and Yardi Systems, Inc. Certain Internet listing services also offer websites for their customers, usually as a free value add to their listing service.
In the marketing services market, we compete with G5 Search Marketing, Inc Spherexx LLC, ReachLocal, Inc. and Yodle, Inc.
In the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of Primedia Inc.), Rent.com (a division of eBay Inc.), Apartments.com (a division of Classified Ventures, LLC, Apartment Finder (a division of Network Communications, Inc.), and Move, Inc.
In the Senior Living market, we compete against A Place for Mom, Inc., SeniorsForLiving, Inc., Care.com, Inc., Caring, Inc., Care Patrol Franchise Systems, LLC, Aging with Grace, LLC and SeniorHomes.com (owned by Moseo, Corp.).
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
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ allegedly wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleges, among other things, that RealPage took Yardi employee, client and independent consultant credentials and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleges that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi alleges that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, RealPage filed an answer to Yardi’s Complaint, and on September 12, 2011, RealPage answered the First Amended Complaint. RealPage has also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of  RealPage’s causes of action  without prejudice, RealPage filed Second Amended Counterclaims. RealPage’s counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s counterclaims seek relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss RealPage’s Second Amended Counterclaims on September 30, 2011. RealPage has opposed the motion. Trial in this case is currently set for August 2012. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention. Prior to filing this lawsuit, Yardi Systems, Inc. contacted us and certain of our customers and expressed concerns about our hosting such competitor’s applications in The RealPage Cloud and our performance of certain consulting services. We believe that we are lawfully hosting and accessing Yardi’s applications in The RealPage Cloud for purposes authorized by our customers and within our customers’ contractual rights. However, if Yardi or other competitors do not continue to cooperate with us, alter their applications in ways that inhibit or restrict the integration of our solutions or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications and we are not able to find alternative ways to integrate our solutions with our competitors’ applications, our business would be harmed. Yardi has also expressed its concern that we may misappropriate its intellectual property by hosting its applications for our mutual customers in The RealPage Cloud.
We face competition to attract consumers to our LeaseStar product websites and mobile applications, which could impair our ability to continue to grow the number of users who use our websites and mobile applications, which would harm our business, results of operations and financial condition.
The success of our LeaseStar product family depends in part on our ability to continue to attract additional consumers to our websites and mobile applications. Our existing and potential competitors include companies that could devote greater technical and other resources than we have available, have a more accelerated time frame for deployment and leverage their existing user bases and proprietary technologies to provide products and services that consumers might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract consumers or provide solutions similar to our own but with better branding or marketing resources. If we are unable to continue to grow the number of consumers who use our website and mobile applications, our business, results of operations and financial condition would be harmed.
We may be unable to compete successfully against our existing or future competitors in attracting advertisers, which could harm our business, results of operations and financial condition.
In our LeaseStar product family, we compete to attract advertisers with media sites, including websites dedicated to providing real estate listings and other rental housing related services to real estate professionals and consumers, and major Internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. Large companies with significant brand recognition have large numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising products and services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, financial condition or results of operations would be harmed.
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
We rely on a number of third-party providers, including, but not limited to, computer hardware and software vendors  and  database providers, to deliver our solutions. We currently utilize equipment, software  and services  from Akami Inc., Avaya  Inc., Cisco Systems, Inc., Compellent Technologies, Inc., Dell Inc., EMC Corporation, Microsoft Corporation, Oracle  Corporation and salesforce.com, inc., as well as many  other  smaller providers. Our OneSite  Accounting service relies on a SaaS-based  accounting system developed and maintained by a third-party  service provider.

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
If use of the Internet and mobile technology, particularly with respect to online rental housing products and services, does not continue to increase as rapidly as we anticipate, our business could be harmed.
Our future success is substantially dependent on the continued use of the Internet and mobile technology as effective media of business and communication by our customers and consumers. Internet and mobile technology use may not continue to develop at historical rates, and consumers may not continue to use the Internet or mobile technology as media for information exchange. Further, these media may not be accepted as viable long-term outlets for rental housing information for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. If consumers begin to access rental housing information through other media and we fail to innovate, our business may be negatively impacted.
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

If customers and other advertisers reduce or end their advertising spending on our LeaseStar products and we are unable to attract new advertisers, our business would be harmed.
Some components of our LeaseStar product family depend on advertising generated through sales to real estate agents and brokerages, property owners and other advertisers relevant to rental housing. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:
•	increasing the number of consumers of our LeaseStar products and services;
•	competing effectively for advertising dollars with other online media companies;
•	continue to develop our advertising products and services;
•	keeping pace with changes in technology and with our competitors; and
•	offering an attractive return on investment to our advertiser customers for their advertising spending with us.
Reductions in lead generation could have a negative effect on our operating results.
We could face reductions in leads generated for our clients if third party originators of such leads were to elect to suspend sending leads to us. Reductions in leads generated could reduce the value of our lead generation services, make it difficult for us to add new lead generation services customers, retain existing lead generation services customers and maintain or increase sales levels to our existing lead generation services customers and could adversely affect our operating results.
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
On September 3, 2009, we entered into a credit facility with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC) and Comerica Bank. As amended on February 23, 2011, the credit facility provides for borrowings of up to $103.0 million, subject to a borrowing formula, including a revolving facility of up to $37.0 million, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf, and a term loan facility of up to $66.0 million. In November 2010, we borrowed $30.0 million on our delayed draw term loans to facilitate our acquisition of Level One. At September 30, 2011, we had approximately $57.9 million of outstanding indebtedness under the term loan facility. Our interest expense in three and nine months ended September 30, 2011 and 2010 for the credit facility was approximately $0.5 million, $1.8 million, $0.5 million and $2.1 million, respectively.
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
We also have equipment capital lease obligations, which totaled approximately $0.2 million as of September 30, 2011. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our business, which would substantially impair our ability to provide our solutions and could have a material adverse effect on our liquidity or results of operations.

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
One of our competitors, Yardi Systems, Inc., contacted us and certain of our customers and expressed its concern that we may misappropriate its intellectual property by hosting its applications for our mutual customers in The RealPage Cloud. On January24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ allegedly wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleges, among other things, that RealPage took Yardi employee, client and independent consultant credentials and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleges that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi alleges that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March28, 2011, RealPage filed an answer to Yardi’s Complaint, and on September 12, 2011 RealPage answered the First Amended Complaint. RealPage has also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of RealPage’s causes of action without prejudice, RealPage filed Second Amended Counterclaims. RealPage’s counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s counterclaims seek relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss RealPage’s Second Amended Counterclaims on September 30, 2011. RealPage has opposed the motion. Trial in this case is currently set for August 2012. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention.
On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit and its first office action found all claims invalid. Smarter Agent has submitted arguments to overcome the objections, but the U.S Patent and Trademark Office has finally rejected one of the patents, with final action on the other two still pending. In March 2011, the court stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against such claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert management’s attention.

The Yardi Systems litigation, Smarter Agent, LLC litigation or other similar litigation could force us to stop selling, incorporating or using our solutions that include the challenged intellectual property or redesign those solutions that use the technology. In addition, we may have to pay damages if we are found to be in violation of a third party’s rights. We may have to procure a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. There is no assurance that we would be able to develop alternative solutions or, if alternative solutions were developed, that they would perform as required or be accepted in the relevant markets. In some instances, if we are unable to offer non-infringing technology, or obtain a license for such technology, we may be required to refund some or the entire license fee paid for the infringing technology by our customers.
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
We may be unable to halt the operations of websites that aggregate or misappropriate data from our LeaseStar websites.
From time to time, third parties have misappropriated data from our LeaseStar websites through website scraping, robots or other means and aggregated this data on their websites with data from other companies. In addition, copycat websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our website. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against the impact of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

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
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ alleged wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleges, among other things, that RealPage took Yardi employee, client and independent consultant credentials, and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleges that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi alleges that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, RealPage filed an answer to Yardi’s Complaint, and on September 12, 2011 RealPage answered the First Amended Complaint. RealPage has also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of RealPage’s causes of action without prejudice, RealPage filed Second Amended Counterclaims. RealPage’s counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s counterclaims seek relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss RealPage’s Second Amended Counterclaims on September 30, 2011. RealPage has opposed the motion. Trial in this case is currently set for August 2012. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention.
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
On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit and its first office action found all claims invalid. Smarter Agent has submitted arguments to overcome the objections, but the U.S Patent and Trademark Office has finally rejected one of the patents, with final action on the other two still pending. In March 2011, the court stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against such claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert management’s attention.
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
Some of our LeaseStar products operate under the real estate brokerage laws of numerous states and require maintaining licenses in many of these states. Brokerage laws in these states could change, affecting our ability to do provide some LeaseStar products in these states.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 53.4% of our common stock as of September 30, 2011. Further, Stephen T. Winn, our Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 38.1% of our common stock as of September 30, 2011. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
As of September 30, 2011, we had 71,766,288 shares of common stock outstanding. Of these shares, 69,598,468 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of September 30, 2011, holders of 38,010,566 shares, or approximately 53.0%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In addition, we have registered approximately 16,934,606 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 3,991,182 shares were eligible for sale upon the exercise of vested options as of September 30, 2011.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In connection with our August 24, 2011 acquisition of MTS, on September 6, 2011, we issued an aggregate total of 294,770 shares of our common stock to certain accredited investors in partial consideration of their ownership of MTS. Pursuant to the Agreement and Plan of Merger relating to the MTS acquisition, a portion of the consideration payable to such accredited investors in connection with our acquisition of MTS was divided by approximately $23.29 to determine the number of restricted shares of our common stock that would be issued to such accredited investors. The sale and issuance of these shares of our common stock was exempt from registration under Rule 506 of Regulation D promulgated under the Securities Act.
Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 8, 2011

RealPage, Inc.
By	/s/ Timothy J. Barker
Timothy J. Barker
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number		Description

2.1	(1)	Agreement and Plan of Merger among the Registrant, Multifamily Technology Solutions, Inc., RP Newco IV Inc. and Shareholder Representative Services LLC as Representative, dated August 22, 2011

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(3)	Amended and Restated Bylaws of the Registrant

4.1	(4)	Form of Common Stock certificate of the Registrant

4.2	(5)	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000

4.3	(5)	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008

4.4	(6)	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010

4.5		Registration Rights Agreement among the Registrant and certain stockholders, dated August 24, 2011

10.1		Consent and Tenth Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated August 24, 2011

10.2	+	Employment Agreement between the Registrant and Kurt Twining, dated July 5, 2011

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101	**
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and (v) Notes to Condensed Consolidated Financial Statements

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34846) filed on August 23, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(3)	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(4)	Incorporated by reference to the same numbered exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on July 26, 2010.

(5)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-166397) filed on April 29, 2010.

(6)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-34846) filed on November 5, 2010.

+	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith.

**
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.