Form 10-K
period 2011-12-31
REALPAGE INC
filed 2012-02-24
CIK 1286225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2011, the aggregate market value of its shares held by non-affiliates held on that date was approximately $908,924,000. For purposes of this calculation, the registrant assumed that all 5% holders, directors and executive officers of the registrant are affiliates.
On February 10, 2012, 72,740,063 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its fiscal 2011 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of December 31, 2011, approximately 7,800 customers used one or more of our on demand software solutions to help manage the operations of approximately 7.3 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2011 by the National Multi Housing Council, based on number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $258.0 million, $188.3 million and $140.9 million at December 31, 2011, 2010 and 2009, respectively. In the same periods, we had operating income of approximately $1.8 million, $6.3 million and $6.9 million, respectively, and net (loss) income of approximately $(1.2) million, $0.1 million and $28.4 million, respectively. Net income for 2009 included a discrete tax benefit of approximately $26.0 million as a result of a reduction of our net deferred tax assets valuation allowance.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 18 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base.
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

Based on U.S. Census Bureau data and our own estimates, we believe that the overall size of the U.S. rental housing market, including rent, utilities and insurance, exceeds $300 billion annually. We estimate that the total addressable market for our current on demand software solutions is approximately $9.0 billion per year. This estimate assumes that each of the 39.7 million rental units in the United States has the potential to generate annually a range of approximately $150 in revenue per unit for single-family units to approximately $350 in revenue per unit for conventional multi-family units. In addition, we estimate that the student and senior markets have the potential to generate annually approximately $700 in revenue per unit. We base this potential revenue assumption on our review of the purchasing patterns of our existing customers with respect to our on demand software solutions, the on demand software solutions currently utilized by our existing customers, the number of units our customers manage with these solutions and our current pricing for on demand software solutions. Furthermore, the U.S. rental housing market has recently benefited from a number of significant trends, including decreased home ownership resulting in additional renter households and tougher mortgage lending standards reducing first-time home purchases and contributing to lower rates of renter attrition as renters choose to remain in rental units.
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
Managing the resident lifecycle and the operations of a property involves several different constituents, including property owners and managers, prospects, residents and service providers. Property owners can include single-property owners, multi-property owners, national residential apartment syndicators that may own thousands of units through a variety of investment funds and real estate investment trusts, or REITs. Property managers often are responsible for a large number of properties that can range from single-family units to large apartment communities. Property owners and managers also need to manage a variety of service providers, including utilities, insurance providers, video, voice and data providers and maintenance and capital goods suppliers. Managing these diverse relationships, combined with resident turnover and regulatory and compliance requirements, can make the operations of even a small portfolio of rental properties complex. Challenges are compounded for owners and managers responsible for a large portfolio of geographically dispersed properties, which require overseeing potentially hundreds of thousands of individual rental processes.
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
In addition, owners and managers have relied upon print and Internet listing firms to attract leads required to fill available vacancy. The cost per lease generated from these lead sources is highly variable ranging from a few hundred dollars per lease to several thousand dollars per lease. We believe these historical solutions are inadequate because they:
•	require significant customization to implement, which frequently inhibits upgrading to new versions or platforms in a timely manner;

•	require information technology, or IT, resources to support integration points between property management systems and disparate value-added services;

•	require IT resources to implement and maintain data security, data integrity, performance and business continuity solutions;

•	lack scalability and flexibility to account for the expansion or contraction of a property portfolio;

•	lack material organic lease generation capability and do not track the cost of leads generated by each source;

•	lack effective spend management capabilities for controlling property management costs;

•	lack comprehensive analytics for pricing and yield optimization;

•	lack workflow level integration;

•	do not provide owners and managers with visibility into overall property performance; and

•	cannot be easily updated to meet new regulations and compliance requirements.
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
Large and growing ecosystem of property owners, managers, prospects, residents and service providers. Through December 31, 2011, we have established a customer base of 7,790 customers who use one or more of our on demand software solutions to help manage the operations of approximately 7.3 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2011 by the National Multi Housing Council, based on number of units managed. Our solutions automate and streamline many of the recurring transactions and interactions among this large and expanding ecosystem of property owners and managers, prospects, residents and service providers, including prospect inquiries, applications, monthly rent payments and service requests. As the number of constituents of our ecosystem increases, the volume of data in our common data repository and its value to the constituents of our ecosystem grows.

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
Increase the adoption of additional solutions within our existing customer base. Many of our customers rely on our property management systems to manage their daily operations and track all of their critical prospect, resident and property information. Additionally, some of our customers utilize our software-enabled value-added services to complement third-party ERP systems. We have continually introduced new software-enabled value-added services to complement our property management systems and marketed our on demand property management systems to our customers who are utilizing third-party ERP systems. We believe that the penetration of our on demand software solutions to date has been modest and that there exists significant potential for additional on demand revenue from sales of these solutions to our customer base. We have significant opportunities to further leverage the critical role that our solutions play in our customers’ operations by increasing the adoption of our on demand property management systems and software-enabled value-added services within our existing customer base, and we intend to actively focus on up-selling and cross-selling our solutions to our customers.
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
Pursue acquisitions of complementary businesses, products and technologies. Since March 2005, we have completed 18 acquisitions that have enabled us to expand our platform, enter into new rental property markets and expand our customer base. We intend to continue to selectively evaluate opportunities to acquire businesses and technologies that may help us accomplish these and other strategic objectives.
Products and Services
Our platform consists of our property management systems as well as seven families of software-enabled value-added services. These services provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities that collectively enable our customers to manage the stages of the resident lifecycle. Each of our property management systems and our software-enabled value-added services include multiple product centers that provide distinct capabilities and can be licensed separately or as a bundled package. Each product center is integrated with a central repository of prospect, resident and property data.

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
We offer different versions of our platform for different types of properties. For example, our platform supports the specific and distinct requirements of:
•	conventional single-family properties (four units or less);

•	conventional multi-family properties (five or more units);

•	affordable Housing and Urban Development, or HUD, properties;

•	affordable tax credit properties;

•	rural housing properties;

•	privatized military housing;

•	student housing; and

•	senior living.

Property Management Systems
Our property management systems are typically referred to as Enterprise Resource Planning, or ERP, systems. These solutions manage core property management business processes, including leasing, accounting, purchasing and facilities management, and include a central database of prospect, applicant, resident and property information that is accessible in real time by our other solutions. Our property management systems also interface with most popular general ledger accounting systems through our RealPageExchange platform. This makes it possible for customers to deploy our solutions using our accounting system or a third-party accounting system.
OneSite
OneSite is our flagship on demand property management system for multi-family properties. OneSite includes 12 individual product centers. Six versions of OneSite are tailored to the specific needs of conventional multi-family, affordable HUD, affordable tax credit, rural housing, privatized military housing and student housing.

Product Center	Key Functionality
OneSite Leasing & Rents	Prospects, generates, presents and records price quotations, generates lease documents, schedules move-ins and posts financial transactions to the resident ledger for both new residents and renewal of existing resident leases. Eight versions support the unique needs of our target residential rental markets.
OneSite Facilities	Manages asset warranties, service requests and unit turnovers so that when a resident moves out, the resident ledger is automatically updated with any damages to be incorporated into the resident’s final account statement.
OneSite Purchasing	Manages work orders and procurement activities and calculates operating budget variances.
OneSite Accounting	Provides back-office general ledger, accounts payable and cash management functions. We license OneSite Accounting from a third-party accounting software provider and have modified it to meet the needs of the rental housing industry.
OneSite Budgeting	Enables owners and managers to budget property performance and transfer budgets into the general ledger.
OneSite Online Leasing	Enables owners and managers to utilize transaction widgets on their property web site for checking availability, generating a price quote, applying for residency and leasing an apartment online. Portions of the Online Leasing Platform are powered by LeaseStar.
OneSite Online Living	Provides a web site portal that enables residents to view community events, enter or check the status of service requests, review statements, pay rent online and renew leases.
Propertyware
Propertyware is our on demand property management system for single-family properties and small, centrally managed multi-family properties. Propertyware consists of four product centers including accounting, maintenance and work order management, marketing spend management and portal services. In addition, we offer our screening, renter’s insurance and payment solutions through our Propertyware brand to single-family and small centrally managed multi-family properties.
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

Collectively, our on premise property management systems represented 2.6% of our total revenue in 2011 and we expect that our on premise property management systems, including the revenue attributable to the on premise property management systems that we acquired in February 2010, will represent less than 5% of our total revenue in 2012.
Software-Enabled Value-Added Services
In addition to property management systems, we offer software-enabled value-added services consisting of seven product families and 30 product centers that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. Our software-enabled value-added services are tightly integrated with our OneSite property management system, and we are actively integrating them with our other property management systems.
LeaseStar (Multichannel Managed Marketing)
The LeaseStar product family is usually referred to as a multichannel managed marketing system. It includes product centers that manage marketing and leasing operations and enable owners and managers to originate, capture, track, manage and close more leads.

Product Center	Key Functionality
LeaseStar Web Sites	Expert property web site design with search engine optimized content (including descriptions, photos, video or animated tours, 3D floor plans and interactive site maps), mobile applications and online leasing solutions.
LeaseStar Contact Center (1)	Provides call and email routing technology and agent staffing on a permanent or overflow basis to answer phone calls and emails from prospects or residents. The LeaseStar Contact Center is powered by Level One.
LeaseStar Marketing Center (2)	Provides tools and services to optimize multichannel marketing campaigns from lead origination to lease close.

(1)
In November 2010, we acquired substantially all of the assets of Level One, a leading on demand apartment leasing center in the United States. We have integrated Level One with our LeaseStar product family and continue to utilize the Level One brand.

(2)
Consists of five product centers that provide lead tracking, lead management, syndication services, classified web site posting services and an Internet listing service. Utilizing technology from Lead2Lease, lead tracking enables customers to track all lead sources, whether originated by phone, email or through the Internet. Lead management services maximize lead origination to lease close and integrate with popular property management systems. Syndication solutions ensure content consistency across multiple advertising channels utilizing technology from PropertyLinkOnline. MyNewPlace.com powers solutions that simplify the process of effectively managing Internet listing campaigns across classified web sites and an Internet listing service.

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

Product Center	Key Functionality
YieldStar Price Optimizer	Uses current customer and market data and statistically derived supply/demand forecasts and price elasticity models to calculate and present optimal prices for each rental unit.
YieldStar Pricing Advisory Services	Offers outsourced pricing management advisory services for owners and managers who want to utilize Price Optimizer without incurring the costs to staff and support it in-house.
MPF Research	Provides multi-family housing market research through a well-established and trusted name in multi-family market intelligence. The MPF Research database includes monthly and quarterly information on occupancy and rents for approximately 45,275 rental housing properties in the United States representing 322 defined metropolitan statistical areas as of December 2011.

LeasingDesk (Risk Mitigation Systems)
LeasingDesk risk mitigation systems enable rental housing property owners and managers to reduce delinquency, liability and property damage risk.

Product Center	Key Functionality
LeasingDesk Screening	Evaluates an applicant’s credit using a scoring model calibrated to predict resident default and payment behavior by leveraging our proprietary database of resident rental payment history generated from our property management systems.
Criminal Background Services	Ascertains if a prospective resident has committed a crime or been evicted from a previous apartment by accessing databases that are aggregated from third-party data providers.
Credit Optimizer	Allows owners and managers to optimize credit thresholds based on occupancy levels and adjust deposit and rent amounts based on the default risk of the resident in a yield neutral manner.
LeasingDesk Insurance Services	Offers liability and content protection renter’s insurance. Liability policies protect owners and managers against financial loss due to resident-caused damage, while content protection provides additional coverage for a resident’s personal belongings in the event of loss.
Velocity (Utility Management Services)
Velocity offers a complete range of billing and utility management services.

Product Center	Key Functionality
Convergent Resident Billing Services	Provides automated monthly invoicing services enabling owners and managers to increase collections by sending each resident a monthly invoice that combines rent, small balances and utility charges onto a single invoice.
Utility Invoice Processing Services	Provides utility invoice processing services to reduce invoice processing costs, track utility costs and consumption trends and reduce late fees.
Energy Recovery Services	Provides automated utility billing services to enable owners and managers to detect and collect utility costs that are the residents’ responsibility.
Infrastructure Services	Provides contractor services to install electric, gas and water meters in apartment communities through three individual product centers. Velocity also provides consulting services to assist owners and managers in implementing and managing energy, media, data and telecom services at their communities.
OpsTechnology (Spend Management Systems)
OpsTechnology offers spend management systems that enable owners and managers to better control costs.

Product Center	Key Functionality
OpsBuyer	Integrates purchase orders, eProcurement, on site accounts payable, automated workflow approval (including mobile approvals), budget and spend limit control, centralized expense reporting tools and document management through our on demand spend management tool.
OpsMarket	Enables owners and managers to create private marketplaces to manage the transactions between their properties and their preferred suppliers and service providers through our on demand eProcurement solution.
OpsInvoice	Provides an on demand invoice management solution that centralizes the processing of both electronic and paper invoices across the owner’s or manager’s portfolio.
OpsAdvantage	Offers negotiated discounts for selected vendors across several major purchasing categories for owners and managers that are too small to negotiate volume discounts.
OpsBid	Provides an on demand eProcurement system, bid management and workflow to manage all documents associated with capital construction and rehab projects.
Compliance Depot	Provides vendor compliance management including liability insurance verification and certificate management, background checks and business licensing through a credentialed vendor network.

Shared Cloud Services
We offer shared cloud services that are tightly integrated with our property management systems and software-enabled valued added services.

Product Center	Key Functionality
Portfolio Reporting	Aggregates the data from our other solutions and third-party applications and gives owners and managers access to business critical reports and actionable analytical information about the performance of their properties.
Document Management	Provides storage, retrieval, security and archiving of all documents and forms associated with a property management company’s business processes and procedures.
Payment Processing	Enables owners and managers to collect rent and other payments electronically from residents through check, money order, automated clearing house, or ACH or credit/debit card.
Online Learning	Allows owners and managers to train geographically dispersed employees in a cost-effective and timely fashion, and allows employees to complete their coursework at their convenience.
RealPage Senior Living
RealPage Senior Living is a completely integrated Care Management, Community Management and Marketing Management platform that will help owners and managers attract more residents and improve the living and care experience enjoyed by those residents.

Product Center	Key Functionality
Care Management (1)	Enables clinical staff to measure the changing acuity of senior residents, as well as a staffing plan to accurately price the delivery of care.
Community Management	Powered by OneSite Senior, enables senior living owners and managers to meet the unique needs of the senior living market, with modules for accounting, census and billing, electronic payments, purchasing and facilities.
Marketing Management	Provides cost-effective marketing solutions, including lead tracking and contact center services powered by Level One and a placement network of care advisors powered by SeniorLiving.Net, OurParents.com, MyNewPlace.com and affiliated web sites.

(1)	Utilizes technology from Vigilan, which was acquired in January 2012. The product center was a result of the launch of RealPage Senior Living in February 2012.
The RealPage Cloud
We operate a robust application infrastructure, marketed to our customers as The RealPage Cloud, which supports the delivery of our solutions and also allows owners and managers to outsource portions of their IT operations. The RealPage Cloud operates over redundant 10 GBPS dedicated fiber links connecting data centers containing hundreds of servers and multiple storage area networks. This architecture makes it possible to expand the data center incrementally with little or no disruption as more users or additional applications are added. The RealPage Cloud consists of more than 2,514 virtual servers, 461 physical servers and approximately 760 terabytes of data. The RealPage Cloud processes an average of approximately 23.0 million transactions per day and, at peak times, supports approximately 79,000 unique users.
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

As of December 31, 2011, we employed approximately 88 professionals who are responsible for maintaining data security, integrity, availability, performance and business continuity in our cloud computing facilities. We annually conduct SSAE 16 SOC 1 Type 2 reviews. Certain customers conduct separate business continuity audits of their own.
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
Product Development
We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product testing and quality assurance testing, improving core technology and strengthening our technological expertise in the rental housing industry. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution. As of December 31, 2011, our product development group consisted of 302 employees in the United States and 93 employees located in India, Canada and the Philippines. Product development expense totaled $44.6 million, $36.9 million and $27.4 million for 2011, 2010 and 2009, respectively.
Sales and Marketing
We sell our software and services through our direct sales organization. As of December 31, 2011, we employed 163 sales representatives. We organize our sales force by geographic region, size of our prospective customers and property type. This focus provides a higher level of service and understanding of our customers’ unique needs. Our typical sales cycle with a prospective customer begins with the generation of a sales lead through Internet marketing, tele-sales efforts, trade shows or other means of referral. The sales lead is followed by an assessment of the prospective customer’s requirements, sales presentations and product demonstrations. Our sales cycle can vary substantially from customer to customer, but typically requires three to six months for larger customers and one to six weeks for smaller customers.
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
We host our annual user conference where customers both participate in and deliver a variety of programs designed to help accelerate business performance through the use of our integrated platform of solutions. The conference features a variety of customer speakers, panelists and presentations focused on businesses of all sizes. The event also brings together our customers, technology vendors, service providers and other key participants in the rental housing industry to exchange ideas and best practices for improving business performance. Attendees gain insight into our product plans and participate in interactive sessions that give them the opportunity to provide input into new features and functionality.
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
Customers
We are committed to developing long-term customer relationships and working closely with our customers to configure our solutions to meet the evolving needs of the rental housing industry. Our customers include REITs, leading property management companies, fee managers, regionally based owner operators and service providers. As of December 31, 2011, we had approximately 7,800 customers who used one or more of our on demand software solutions to help manage the operations of approximately 7.3 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2011 by the National Multi Housing Council, based on number of units managed. For the years ended December 31, 2011, 2010 and 2009, no one customer accounted for more than 5% of our revenue.
See Note 2 of the Notes to Consolidated Financial Statements for the year ended December 31, 2011 for further information regarding measurement of our international revenue and location of our long-lived assets.

Competition
We face competition primarily from point solution providers including traditional software vendors and other on demand software providers. To a lesser extent, we also compete with internally developed and maintained solutions. Our competitors vary depending on our solution. Our current principal competitors include:
•
in the multi-family ERP market, AMSI Property Management (owned by Infor Global Solutions, Inc.), MRI Software LLC and Yardi Systems, Inc. and, in the single-family ERP market, AppFolio, Inc., DIY Real Estate Solutions (acquired by Yardi Systems, Inc.), Buildium, LLC, Rent Manger (owned by London Computer Systems, Inc.) and PropertyBoss Solutions, LLC;

•
in the applicant screening market, ChoicePoint Inc. (a subsidiary of Reed Elsevier Group plc), CoreLogic, Inc (formerly First Advantage Corporation, an affiliate of the First American Corporation), TransUnion Rental Screening Solutions, Inc. (a subsidiary of TransUnion LLC) and Yardi Systems, Inc. (following its acquisition of RentGrow Inc., an applicant screening provider), On-Site.com and many other smaller regional and local screening companies;

•
in the insurance market, Assurant, Inc., Bader Company, CoreLogic, Inc. and a number of national insurance underwriters (including GEICO Corporation, The Allstate Corporation, State Farm Fire and Casualty Company, Farmers Insurance Exchange, Nationwide Mutual Insurance Company and United Services Automobile Association) that market renters insurance;

•
in the CRM market, contact center and call tracking service providers Call Source Inc., Yardi Systems, Inc. (which announced its intention to build a call center) and numerous regional and local call centers, lead tracking solution providers Call Source, Inc. Lead Tracking Solutions (a division of O.C. Concepts, Inc.) and Who’s Calling, Inc., content syndication providers Realty DataTrust Corporation (acquired by MRI Software LLC), RentSentinel.com (owned by Yield Technologies, Inc.), rentbits.com, Inc. and companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions International, Inc., Spherexx.com, Yardi Systems, Inc., Internet listing sources and many other smaller web portal designers;

•	in the marketing services market, we compete with G5 Search Marketing, Inc, Spherexx LLC, ReachLocal, Inc., Property Solutions International, Inc. and Yodle, Inc.;

•
in the utility billing market, American Utility Management, Inc., Conservice, LLC, ista North America, Inc., NWP Services Corporation, Yardi Systems, Inc. (following its acquisition of Energy Billing Systems, Inc.) and many other smaller regional or local utilities;

•	in the revenue management market, The Rainmaker Group, Inc. and Yardi Systems, Inc.;

•	in the spend management market, SiteStuff, Inc. (owned by Yardi Systems, Inc.), AvidXchange, Inc., Nexus Systems, Inc., Oracle Corporation; and

•
in the payment processing space, Chase Paymentech Solutions, LLC (a subsidiary of JPMorgan Chase & Co.), First Data Corporation, Fiserv, Inc., MoneyGram International, Inc., NWP Services Corporation, Property Solutions International, Inc., RentPayment.com (a subsidiary of Yapstone, Inc.), Yardi Systems, Inc. and a number of national banking institutions;

•
in the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of Primedia Inc.), Rent.com (a division of eBay Inc.), Apartments.com (a division of Classified Ventures, LLC, Apartment Finder (a division of Network Communications, Inc.), Zillow, Inc. and Move, Inc.;

•
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
Employees
As of December 31, 2011, we had 2,273 employees. We consider our current relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement.
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
We have not been consistently profitable on a quarterly or annual basis. Although we had net income for the years ended December 31, 2010 and 2009, we experienced net losses of $1.2 million, $3.2 million and $3.1 million in 2011, 2008 and 2007, respectively. Net income for 2009 included a discrete tax benefit of approximately $27.0 million as a result of our net deferred tax assets valuation allowance. As of December 31, 2011, our accumulated deficit was $91.0 million. While we have experienced significant growth over recent quarters, we may not be able to sustain or increase our growth or profitability in the future. We expect to make significant future expenditures related to the development and expansion of our business. As a result of increased general and administrative expenses due to the additional operational and reporting costs associated with being a public company, we will need to generate and sustain increased revenue to achieve future profitability expectations. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this filing. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.
If we are unable to manage the growth of our diverse and complex operations, our financial performance may suffer.
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 654 as of December 31, 2007 to 2,273 as of December 31, 2011. We increased our number of on demand customers from 2,199 as of December 31, 2007 to approximately 7,800 as of December 31, 2011. We increased the number of on demand product centers that we offer from 25 as of December 31, 2007 to 46 as of December 31, 2011. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of Compliance Depot in May 2011, SeniorLiving.net in July 2011, Multifamily Technology Solutions, Inc. in August 2011 and Vigilan, Inc. in January 2012. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:
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
The ability of our customers to access our service is critical to our business. We currently serve a majority of our customers from a primary data center located in Carrollton, Texas. We also maintain a secondary data center in downtown Dallas, Texas, approximately 20 miles from our primary data center. Services of our most recent acquisitions are provided from data centers located in San Francisco, California, South Carolina, Texas, Winnipeg, Canada, Milwaukee, Wisconsin and Atlanta, Georgia, many of which are operated by third party data vendors. We plan to maintain a data center in San Francisco for LeaseStar and certain other solutions and intend to migrate all other data services to our primary and secondary data centers in Carrollton and Dallas. Until this migration is complete, we have no assurances that the policies and procedures in place at our Carrollton and Dallas data centers will be followed at data centers operated by third party vendors. Any event resulting in extended interruption or delay in our customers’ access to our services or their data could harm our operating results. There can be no certainty that the measures we have taken to eliminate single points of failure in the primary and secondary data centers will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:
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
Our competitors vary depending on our product and service. In the market for property management software, or multi-tenant enterprise resource planning (“ERP”), we face substantial competitive pressure from Yardi and its Voyager products. Because of Yardi’s large installed customer base and the high switching costs they face, many customers are essentially locked-in to Voyager. We also face competition from AMSI Property Management (owned by Infor Global Solutions, Inc.) and MRI Software LLC. In the single-family market, our ERP systems compete primarily with AppFolio, Inc., DIY Real Estate Solutions (recently acquired by Yardi Systems, Inc.), Buildium, LLC, Rent Manager (owned by London Computer Systems, Inc.) and Property Boss Solutions, LLC.
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

In the customer relationship management, or CRM, market, we compete with providers of contact center and call tracking services, including Call Source Inc., Yardi Systems, Inc. (which recently announced its intention to build a contact center) and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including Call Source Inc., Lead Tracking Solutions (a division of O.C. Concepts, Inc.) and Who’s Calling, Inc. In addition, we compete with content syndication providers Realty DataTrust Corporation (acquired by MRI Software, LLC), RentSentinel.com (owned by Yield Technologies, Inc.), and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions International, Inc., Spherexx.com and Yardi Systems, Inc. Certain Internet listing services also offer websites for their customers, usually as a free value add to their listing service.
In the marketing services market, we compete with G5 Search Marketing, Inc., Spherexx LLC, ReachLocal, Inc., Property Solutions International, Inc. and Yodle, Inc.
In the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of Primedia Inc.), Rent.com (a division of eBay Inc.), Apartments.com (a division of Classified Ventures, LLC, Apartment Finder (a division of Network Communications, Inc.), Zillow, Inc. and Move, Inc.
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
In the revenue management market, we compete with The Rainmaker Group, Inc. and Yardi Systems, Inc.
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
With respect to all of our competitors, we compete based on a number of factors, including total cost of ownership, level of integration with property management systems, ease of implementation, product functionality and scope, performance, security, scalability and reliability of service, brand and reputation, sales and marketing capabilities and financial resources. Some of our existing competitors and new market entrants may enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, larger installed customer bases and larger sales and marketing budgets, as well as greater financial, technical and other resources. In addition, any number of our existing competitors or new market entrants could combine or consolidate to become a more formidable competitor with greater resources. As a result of such competitive advantages, our existing and future competitors may be able to:
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
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ allegedly wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleges, among other things, that RealPage took Yardi employee, client and independent consultant credentials and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleges that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi alleges that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, RealPage filed an answer to Yardi’s Complaint, and on September 12, 2011, RealPage answered the First Amended Complaint. RealPage has also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of RealPage’s causes of action without prejudice, RealPage filed Second Amended Counterclaims. RealPage’s counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s counterclaims seek relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss RealPage’s Second Amended Counterclaims on September 30, 2011. On February 13, 2012, the Court denied Yardi’s motion with respect to all claims except for a portion of one of our claims for intentional interference with contract, as to which dismissal was granted. Accordingly, RealPage will move forward with its claims against Yardi. We currently expect trial in this case to be scheduled for late September 2012. It is not possible to predict the outcome of this case, but we intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention. Prior to filing this lawsuit, Yardi Systems, Inc. contacted us and certain of our customers and expressed concerns about our hosting competitor applications in The RealPage Cloud and our performance of certain consulting services. We believe that we are lawfully hosting and accessing Yardi’s applications in The RealPage Cloud for purposes authorized by our customers and within our customers’ contractual rights. However, if Yardi or other competitors do not continue to cooperate with us, alter their applications in ways that inhibit or restrict the integration of our solutions or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications and we are not able to find alternative ways to integrate our solutions with our competitors’ applications, our business would be harmed. Yardi has also expressed its concern that we may misappropriate its intellectual property by hosting its applications for our mutual customers in The RealPage Cloud.
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
The sales and activation cycles for our solutions, from initial contact with a prospective customer to contract execution and activation, vary widely by customer and solution. We do not recognize revenue until the solution is activated. While most of our activations follow a set of standard procedures, a customer’s priorities may delay activation and our ability to recognize revenue, which could result in fluctuations in our quarterly operating results.
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
Our success depends, in part, on our ability to process high volumes of customer data and enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain an office in Hyderabad, India where we employ development and data processing personnel. We recently opened an office in Manila, Philippines. We believe that performing these activities in Hyderabad and Manila increases the efficiency and decreases the costs of our development and data processing efforts. However, managing and staffing international operations requires management’s attention and financial resources. The level of cost-savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Additionally, if we experience problems with our workforce or facilities in Hyderabad or Manila, our business could be harmed due to delays in product release schedules or data processing services.
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
In connection with our electronic payment processing services, we process resident payments and subsequently submit these resident payments to our customers after varying clearing times established by RealPage. These payments are settled through our sponsoring clearing bank, and in the case of EFT, our Originating Depository Financial Institution, or ODFI. Currently, we rely on Wells Fargo, N.A. and JPMorgan Chase Bank, N.A. as our sponsoring clearing banks. In the future, we expect to enter into similar sponsoring clearing bank relationships with one or more other national banking institutions. The resident payments that we process for our customers at our sponsoring clearing bank are identified in our consolidated balance sheets as restricted cash and the corresponding liability for these resident payments is identified as customer deposits. Our electronic payment processing business and related maintenance of custodial accounts subjects us to a number of risks, including, but not limited to:
•
liability for customer costs related to disputed or fraudulent transactions if those costs exceed the amount of the customer reserves we have during the clearing period or after resident payments have been settled to our customers;

•	electronic processing limits on the amount of custodial balances that any single ODFI will underwrite;

•	reliance on clearing bank sponsors, card payment processors and other service payment provider partners to process electronic transactions;

•	failure by us or our bank sponsors to adhere to applicable laws and regulatory requirements or the standards of the electronic payments rules and regulations;

•	incidences of fraud, a security breach or our failure to comply with required external audit standards; and

•	our inability to increase our fees at times when electronic payment partners or associations increase their transaction processing fees.
If any of these risks related to our electronic payment processing business were to occur, our business or financial results could be negatively affected. Additionally, with respect to the processing of EFTs, we are exposed to financial risk. EFTs between a resident and our customer may be returned for various reasons such as NSF, insufficient funds, stop payment etc. These returns are charged back to the customer by us. However, if we or our sponsoring clearing banks are unable to collect such amounts from the customer’s account or if the customer refuses or is unable to reimburse us for the chargeback, we bear the risk of loss for the amount of the transfer. While we have not experienced material losses resulting from chargebacks in the past, there can be no assurance that we will not experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our customers may adversely affect our financial condition and results of operations.
If our security measures are breached and unauthorized access is obtained to data that we store or transmit, we may incur significant liabilities, our solutions may be perceived as not being secure and customers may curtail or stop using our solutions.
The solutions we provide involve the collection, storage and transmission of confidential personal and proprietary information regarding our customers and our customers’ current and prospective residents and business partners. Specifically, we collect, store and transmit a variety of customer data such as demographic information and payment histories of our customers’ prospective and current residents and business partners. Additionally, we collect and transmit sensitive financial data such as credit card and bank account information. Treatment of certain types of data, such as personally identifiable information, protected health information and sensitive financial data may be subject to federal of state regulations of heightened privacy and security requirements. If our data security or data integrity measures are breached or otherwise fail or prove to be inadequate for any reason, as a result of third-party actions or our employees’ or contractors’ errors or malfeasance or otherwise, and unauthorized persons obtains access to this information, or the data is otherwise compromised, we could incur significant liability to our customers and to their prospective or current residents or business partners, significant costs associated with internal regulatory investigations and latigation, or significant fines and sanctions by payment processing networks or governmental authorities. Any of these events or circumstances could result in damage to our reputation and material harm to our business.
We also rely upon our customers as users of our system to promote security of the system and the data within it, such as administration of customer-side access credentialing and control of customer-side display of data. On occasion, our customers have failed to perform these activities in such a manner as to prevent unauthorized access to data. To date, these breaches have not resulted in claims against us or in material harm to our business, but we cannot be certain that the failure of our customers in future periods to perform these activities will not result in claims against us, which could expose us to potential litigation, damage to our reputation and material harm to our business.

There can be no certainty that the measures we have taken to protect the privacy and integrity of our customers’ and their current or prospective residents’ and business partners’ data are adequate to prevent or remedy unauthorized access to our system. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Experienced computer programmers seeking to intrude or cause harm, or hackers, may attempt to penetrate our service infrastructure from time to time. A hacker who is able to penetrate our service infrastructure could misappropriate proprietary or confidential information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to remedy, problems caused by hackers, and we may not have a timely remedy against a hacker who is able to penetrate our service infrastructure. In addition to purposeful breaches, inadvertent actions or the transmission of computer viruses could expose us to security risks. If an actual or perceived breach of our security occurs or if our customers and potential customers perceive vulnerabilities, the market perception of the effectiveness of our security measures could be harmed, we could lose sales and customers and our business could be materially harmed.
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
In addition, economic trends that reduce the frequency of renter turnover or the quantity of new renters may reduce the number of rental transactions completed by our customers and may, as a result, reduce demand for our rental transaction specific services.
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
Some components of our LeaseStar product family depend on advertising generated through sales to real estate agents and brokerages, property owners and other advertisers relevant to rental housing. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:
•	increasing the number of consumers of our LeaseStar products and services;

•	competing effectively for advertising dollars with other online media companies;

•	continuing to develop our advertising products and services;

•	keeping pace with changes in technology and with our competitors; and

•	offering an attractive return on investment to our advertiser customers for their advertising spending with us.
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
In December 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Comerica Bank and the other lenders party thereto (“Restated Agreement”) to amend and restate our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original agreement into revolving loans. As of December 31, 2011, $50.3 million was outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. Our interest expense in twelve months ended December 31, 2011, 2010 and 2009 for the credit facility was approximately $2.3 million, $2.7 million and $0.9 million, respectively. Advances under credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.
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
Our credit facility also contains customary affirmative covenants, including, among other things, requirements to: take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permit the assignment of the contract to our lenders; subject in each case to customary exceptions and qualifications. We are also required to comply with a fixed charge coverage ratio, which is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, of 1.25:1:00 for each 12-month period ending at the end of a fiscal quarter, and a senior leverage ratio, which is a ratio of the outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 2.75:1.00 for each fiscal quarter.

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
Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business. Even if the credit facility was terminated, additional debt we could incur in the future may subject us to similar or additional covenants.
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
One of our competitors, Yardi Systems, Inc., contacted us and certain of our customers and expressed its concern that we may misappropriate its intellectual property by hosting its applications for our mutual customers in The RealPage Cloud. On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ allegedly wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleges, among other things, that RealPage took Yardi employee, client and independent consultant credentials and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleges that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi alleges that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, RealPage filed an answer to Yardi’s Complaint, and on September 12, 2011 RealPage answered the First Amended Complaint. RealPage has also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of RealPage’s causes of action without prejudice, RealPage filed Second Amended Counterclaims. RealPage’s counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s counterclaims seek relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss RealPage’s Second Amended Counterclaims on September 30, 2011. On February 13, 2012, the Court denied Yardi’s motion with respect to all claims except for a portion of one of our claims for intentional interference with contract, as to which dismissal was granted. Accordingly, RealPage will move forward with its claims against Yardi. We currently expect trial in this case to be scheduled for late September 2012. It is not possible to predict the outcome of this case, but we intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention.
On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against one of our subsidiaries, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit and its first office action found all claims invalid. Smarter Agent has submitted arguments to overcome the objections, but the U.S Patent and Trademark Office has finally rejected one of the patents, with final action on the other two still pending. In March 2011, the court stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against such claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert management’s attention.
On January 18, 2012, Earthcomber, LLC filed a complaint in the United States District Court for the Northern District of Illinois alleging that RealPage, Inc. and Multifamily Technology Solutions, Inc. which is the d/b/a for MyNewPlace infringed upon two patents owned by Earthcomber. The complaint seeks an unspecified amount of damages for the alleged infringement. Because this lawsuit is at an early stage, it is not possible to predict its outcome. An unfavorable outcome in this case could adversely affect our operating results and/or cash flow. We are in the process of evaluating the Earthcomber patent claims, and we intend to defend this case vigorously. However, even if we were successful in defending against Earthcomber’s claims, the proceedings could result in significant costs and divert our management’s attention.
The Yardi Systems litigation, Smarter Agent, LLC litigation Earthcomber, LLC litigation or other similar litigation could force us to stop selling, incorporating or using our solutions that include the challenged intellectual property or redesign those solutions that use the technology. In addition, we may have to pay damages if we are found to be in violation of a third party’s rights. We may have to procure a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. There is no assurance that we would be able to develop alternative solutions or, if alternative solutions were developed, that they would perform as required or be accepted in the relevant markets. In some instances, if we are unable to offer non-infringing technology, or obtain a license for such technology, we may be required to refund some or the entire license fee paid for the infringing technology by our customers.
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
On January 18, 2012, Earthcomber, LLC filed a complaint in the United States District Court for the Northern District of Illinois alleging that RealPage, Inc. and Multifamily Technology Solutions, Inc. which is the d/b/a for MyNewPlace infringed upon two patents owned by Earthcomber. The complaint seeks an unspecified amount of damages for the alleged infringement. Because this lawsuit is at an early stage, it is not possible to predict its outcome. An unfavorable outcome in this case could adversely affect our operating results and/or cash flow. We are in the process of evaluating the Earthcomber patent claims, and we intend to defend this case vigorously. However, even if we were successful in defending against Earthcomber’s claims, the proceedings could result in significant costs and divert our management’s attention.

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ alleged wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleges, among other things, that RealPage took Yardi employee, client and independent consultant credentials, and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleges that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi alleges that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, RealPage filed an answer to Yardi’s Complaint, and on September 12, 2011 RealPage answered the First Amended Complaint. RealPage has also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of RealPage’s causes of action without prejudice, RealPage filed Second Amended Counterclaims. RealPage’s counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s counterclaims seek relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss RealPage’s Second Amended Counterclaims on September 30, 2011. On February 13, 2012, the Court denied Yardi’s motion with respect to all claims except for a portion of one of our claims for intentional interference with contract, as to which dismissal was granted. Accordingly, RealPage will move forward with its claims against Yardi. We currently expect trial in this case to be scheduled for late September 2012. It is not possible to predict the outcome of this case, but we intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Beginning with the year ended December 31, 2011, we are required to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.
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
Through our wholly owned subsidiary, Multifamily Internet Ventures LLC, we hold insurance agent licenses from a number of individual state departments of insurance and are subject to state governmental regulation and supervision in connection with the operation of our LeasingDesk insurance business. This state governmental supervision could reduce our profitability or limit the growth of our LeasingDesk insurance business by increasing the costs of regulatory compliance, limiting or restricting the solutions we provide or the methods by which we provide them or subjecting us to the possibility of regulatory actions or proceedings. Our continued ability to maintain these insurance agent licenses in the jurisdictions in which we are licensed depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance agents.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 52.8% of our common stock as of December 31, 2011. Further, Stephen T. Winn, our Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 37.6% of our common stock as of December 31, 2011. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
As of December 31, 2011, we had 72,701,571 shares of common stock outstanding. Of these shares, 71,032,511 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of December 31, 2011, holders of 37,966,766 shares, or approximately 52.8%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In addition, we have registered approximately 16,934,606 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 3,482,000 shares were eligible for sale upon the exercise of vested options as of December 31, 2011.
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
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you would receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares. In addition, the terms of our credit facilities currently restrict our ability to pay dividends.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We currently lease approximately 200,000 square feet of space for our corporate headquarters and data center in Carrollton, Texas under lease agreements that expire in August 2016. We have offices in Tulsa, Oklahoma; Camarillo, California; Irvine, California; San Francisco, California; San Diego, California; Plano, TX; Kennesaw, Georgia; Milwaukee, Wisconsin; Vienna, Virginia; Williston, Vermont; Mason, Ohio; Charlotte, North Carolina; Greer, South Carolina; Washington D.C.; Portland, Oregon; Winnipeg, Manitoba, Canada; Manila, Philippines and Hyderabad, India. We believe our current and planned data centers and office facilities will be adequate for the foreseeable future.
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
On January 18, 2012, Earthcomber, LLC filed a complaint in the United States District Court for the Northern District of Illinois alleging that RealPage, Inc. and Multifamily Technology Solutions, Inc. which is the d/b/a for MyNewPlace infringe two patents owned by Earthcomber. The complaint seeks an unspecified amount of damages for the alleged infringement. Because this lawsuit is at an early stage, it is not possible to predict its outcome. An unfavorable outcome in this case could adversely affect our operating results and/or cash flow. We are in the process of evaluating the Earthcomber patent claims, and we intend to defend this case vigorously. However, even if we were successful in defending against Earthcomber’s claims, the proceedings could result in significant costs and divert our management’s attention.
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ allegedly wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleges, among other things, that RealPage took Yardi employee, client and independent consultant credentials and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleges that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi alleges that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, RealPage filed an answer to Yardi’s Complaint, and on September 12, 2011, RealPage answered the First Amended Complaint. RealPage has also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of RealPage’s causes of action without prejudice, RealPage filed Second Amended Counterclaims. RealPage’s counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s counterclaims seek relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss RealPage’s Second Amended Counterclaims on September 30, 2011. On February 13, 2012, the Court denied Yardi’s motion with respect to all claims except for a portion of one of our claims for intentional interference with contract, as to which dismissal was granted. Accordingly, RealPage will move forward with its claims against Yardi. We currently expect trial in this case to be scheduled for late September 2012. It is not possible to predict the outcome of this case, but we intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention.
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
Market Information and Holders
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RP.” The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Year Ending December 31, 2010	Low	High
Third Quarter	$12.42	$19.99
Fourth Quarter	$18.78	$34.19

Year Ending December 31, 2011	Low	High
First Quarter	$22.00	$31.00
Second Quarter	$24.10	$32.83
Third Quarter	$18.17	$26.71
Fourth Quarter	$19.33	$28.08
On February 10, 2012, the closing price of our common stock on the NASDAQ Global Select Market was $27.10 per share and, as of February 10, 2012, there were over 650 holders of record of our common stock.
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

Performance Graph
The following graph compares the relative performance of our common stock, the NASDAQ Global Market Index, NASDAQ Composite and the NASDAQ Computer and Data Processing Index. This graph covers the quarterly periods from August 12, 2010 (the first trading date immediately following our initial public offering), through December 31, 2011. In each case, this graph assumes a $100 investment on August 12, 2010 at our closing price of $14.52 per share and reinvestment of all dividends, if any.

	August 12,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2011	2011	2011	2011

RealPage, Inc.	$100.00	$131.40	$213.02	$190.98	$182.30	$140.84	$174.04
NASDAQ Composite — Total Returns	100.00	108.34	121.72	127.86	127.82	111.59	120.76

NASDAQ Global Market Index	100.00	111.01	124.92	133.57	130.56	102.34	108.29
NASDAQ Computer and Data Processing Index	100.00	109.98	124.92	128.83	127.79	115.66	121.08
Recent Sales of Unregistered Securities
1. In connection with our August 24, 2011 acquisition of Multifamily Technology Solutions, Inc. (“MTS”), on September 6, 2011, we issued an aggregate total of 294,770 shares of our common stock to certain accredited investors in partial consideration of their ownership of MTS. Pursuant to the Agreement and Plan of Merger relating to the MTS acquisition, a portion of the consideration payable to such accredited investors in connection with our acquisition of MTS was divided by approximately $23.29 to determine the number of restricted shares of our common stock that would be issued to such accredited investors. The sale and issuance of these shares of our common stock was exempt from registration under Rule 506 of Regulation D promulgated under the Securities Act.
The foregoing transaction did not involve any underwriters, underwriting discounts or commissions. Stock certificates issued in the foregoing transaction bear appropriate Securities Act legends as to the restricted nature of such securities.

Item 6.	Selected Financial Data
We have derived the consolidated statements of operations and balance sheet data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. Over the last five fiscal years, we have acquired a number of companies as disclosed in Note 3 — Acquisitions in the notes to our consolidated financial statements. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our growth in our results of operations. You should read this information in conjunction with our audited consolidated financial statements, the related notes to these financial statements and the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Revenue:
On demand	$239,436	$169,678	$128,377	$95,192	$62,592
On premise	6,581	8,545	3,860	7,582	11,560
Professional and other	11,962	10,051	8,665	9,794	9,429

Total revenue	257,979	188,274	140,902	112,568	83,581
Cost of revenue	105,717	79,044	58,513	46,058	35,703

Gross profit	152,262	109,230	82,389	66,510	47,878
Operating expenses:
Product development	44,561	36,922	27,446	28,806	21,708
Sales and marketing	63,923	37,693	27,804	23,923	18,047
General and administrative	41,968	28,328	20,210	14,135	9,756

Total operating expense	150,452	102,943	75,460	66,864	49,511

Operating income (loss)	1,810	6,287	6,929	(354)	(1,633)
Interest expense and other, net	(3,251)	(5,501)	(4,528)	(2,152)	(1,510)

Net (loss) income before taxes	(1,441)	786	2,401	(2,506)	(3,143)
Income tax (benefit) expense	(210)	719	(26,028)	703	—

Net (loss) income	$(1,231)	$67	$28,429	$(3,209)	$(3,143)

Net (loss) income attributable to common stockholders:
Basic	$(1,231)	$(2,877)	$10,611	$(10,658)	$(9,143)
Diluted	$(1,231)	$(2,877)	$10,611	$(10,658)	$(9,143)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.02)	$(0.07)	$0.44	$(0.77)	$(0.89)
Diluted	$(0.02)	$(0.07)	$0.42	$(0.77)	$(0.89)
Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	68,480	39,737	23,934	13,886	10,223
Diluted	68,480	39,737	25,511	13,886	10,223

Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$51,273	$118,010	$4,427	$4,248	$2,731
Total current assets	124,758	170,522	51,003	49,119	30,414
Total assets	400,065	342,792	142,113	102,340	59,518
Total current liabilities	114,376	93,974	78,050	75,705	54,969
Total deferred revenue	66,018	55,664	49,428	47,232	41,052
Current and long-term debt(2)	50,377	66,629	53,990	48,943	23,809
Total liabilities	177,184	170,208	136,757	129,622	87,954
Redeemable convertible preferred stock	—	—	71,832	71,675	78,534
Total stockholders’ equity (deficit)	222,881	172,584	(66,476)	(98,957)	(106,969)
Other Financial Data:
Adjusted EBITDA(3)	$56,459	$35,303	$25,593	$13,064	$5,984
Operating cash flow	49,226	27,690	24,758	7,962	4,441
Capital expenditures	16,147	12,178	9,509	10,263	7,122

Selected Operating Data:
Number of on demand customers at period end	7,790	6,922	5,032	2,669	2,199
Number of on demand units at period end	7,302	6,066	4,551	3,833	2,800
Total number of employees at period end	2,273	1,759	1,141	922	654

(1)	Excludes restricted cash.

(2)	Includes capital lease obligations.

(3)
We define this metric as net (loss) income plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense and acquisition-related expense. In 2011, Adjusted EBITDA excludes litigation related expenses pertaining to the Yardi litigation as discussed in Part I, Item 3 “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments.

We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:
•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
it is useful to exclude certain non-cash charges, such as depreciation and asset impairment, amortization of intangible assets and stock-based compensation and non-core operational charges, such as acquisition-related expense and litigation-related expenses, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be.

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
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net (loss) income	$(1,231)	$67	$28,429	$(3,209)	$(3,143)
Acquisition-related deferred revenue adjustment	706	—	—	—	—
Depreciation, asset impairment and loss on sale of asset	11,539	10,371	9,231	9,847	4,854
Amortization of intangible assets	18,006	10,675	5,784	2,095	2,273
Interest expense, net	2,868	5,510	4,528	2,152	1,510
Income tax (benefit) expense	(210)	719	(26,028)	703	—
Litigation-related expense	1,298	—	—	—	—
Stock-based compensation expense	22,618	7,340	2,805	1,476	490
Acquisition-related expense	865	621	844	—	—

Adjusted EBITDA	$56,459	$35,303	$25,593	$13,064	$5,984

The following table presents stock-based compensation included in each expense category:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cost of revenue	$1,655	$633	$367	$104	$48
Product development	4,594	2,568	1,175	727	251
Sales and marketing	12,017	2,493	498	277	110
General and administrative	4,352	1,646	765	368	81

Total stock-based compensation expense	$22,618	$7,340	$2,805	$1,476	$490

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We derive a substantial majority of our revenue from sales of our on demand software solutions. We also derive revenue from our professional and other services. A small percentage of our revenue is derived from sales of our on premise software solutions to our existing on premise customers. Our on demand software solutions are sold pursuant to subscription license agreements, and our on premise software solutions are sold pursuant to term or perpetual license agreements and associated maintenance agreements. Typically, we price our solutions based primarily on the number of units the customer manages with our solutions. For our insurance and transaction-based solutions, we price based on a fixed commission rate of earned premiums or a fixed rate per transaction, respectively. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States. Our revenue has increased from $140.9 million in 2009 to $258.0 million in 2011. The increase in revenue has primarily been driven by increased sales of our on demand software solutions, a substantial amount of which has been derived from purchases of additional on demand software solutions by our existing customers. In 2011, our on demand revenue represented 92.8% of our total revenue.
While the adoption of on demand software solutions in the rental housing industry is growing rapidly, it remains at a relatively early stage of development. Additionally, there is a low level of penetration of our on demand software solutions in our existing customer base. We believe these factors present us with significant opportunities to generate revenue through sales of additional on demand software solutions. Our existing and potential customers base their decisions to invest in our solutions on a number of factors, including general economic conditions. Accordingly, macroeconomic conditions negatively impacted our business in 2011 and may continue to negatively impact our business.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 18 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base. As of December 31, 2011, we had approximately 2,273 employees.
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
Recent Acquisitions
In May 2011, we acquired substantially all of the assets of Compliance Depot LLC (“Compliance Depot”) for approximately $22.5 million which included a cash payment of $19.2 million and three deferred payments of $1.1 million each payable six, twelve and eighteen months after the acquisition date. The acquisition of Compliance Depot expands our ability to provide vendor risk management and compliance software for the rental housing industry. Interfacing with vendors through a branded platform, Compliance Depot allows property managers and owners to: track compliance with vendor obligations to carry workers compensation and general liability insurance, identify vendor bankruptcy filings, liens, criminal records, collections and professional license verification, confirm federal regulation compliance, such as The Patriot Act; as well as manage contractual agreements and federal and state tax documents.
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
In January 2012, we acquired substantially all of the operating assets of Vigilan, Incorporated (“Vigilan”). A provider of assisted living software-as-a-service, Vigilan products allow assisted living communities to monitor and schedule detailed care, manage labor costs, provide accurate billing as well as compliance tools through its comprehensive compliance module. We acquired Vigilan for a purchase price of $5.0 million consisting of a cash payment of $4.0 million and two additional cash payments of up to $0.5 million each due 12 months and 24 months after the acquisition date.
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$257,979	$188,274	$140,902
On demand revenue	$239,436	$169,678	$128,377
On demand revenue as a percentage of total revenue	92.8%	90.1%	91.1%
Ending on demand units	7,302	6,066	4,551
Average on demand units	6,574	5,249	4,128
Non-GAAP on demand revenue	$240,142	$169,678	$128,377
Non-GAAP on demand revenue per average on demand unit	$36.53	$32.33	$31.10
Adjusted EBITDA	$56,459	$35,303	$25,593
Adjusted EBITDA as a percentage of total revenue	21.9%	18.8%	18.2%
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
Ending on demand units. This metric represents the number of rental housing units managed by our customers with one or more of our on demand software solutions at the end of the period. We use ending on demand units to measure the success of our strategy of increasing the number of rental housing units managed with our on demand software solutions. Property unit counts are provided to us by our customers as new sales orders are processed. Property unit counts may be adjusted periodically as information related to our customers’ properties is updated or supplemented, which could result in adjusting the number of units previously reported. We expect ending on demand units will continue to increase in 2012 and 2013.
Non-GAAP on demand revenue. This metric represents on demand revenue adjusted to reverse the effect of the write down of deferred revenue associated with purchase accounting for strategic acquisitions. We use this metric to evaluate our on demand revenue as we believe its inclusion provides a more accurate depiction of on demand revenue arising from our strategic acquisitions.
The following provides a reconciliation of non-GAAP on demand revenue:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
On demand revenue	$239,436	$169,678	$128,377
Acquisition-related deferred revenue adjustment	706	—	—

Non-GAAP on demand revenue	$240,142	$169,678	$128,377

Non-GAAP on demand revenue per average on demand unit. This metric represents non-GAAP on demand revenue for the period presented divided by average on demand units for the same period. For interim periods, the calculation is performed on an annualized basis. We calculate average on demand units as the average of the beginning and ending on demand units for each quarter in the period presented. We monitor this metric to measure our success in increasing the number of on demand software solutions utilized by our customers to manage their rental housing units, our overall revenue and profitability.
Adjusted EBITDA. We define this metric as net (loss) income plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense and acquisition-related expense. In 2011, Adjusted EBITDA excludes litigation related expenses pertaining to the Yardi litigation as discussed in Part I, Item 3 “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, refer to the table below. Our Adjusted EBITDA grew from approximately $25.6 million in 2009 to approximately $56.5 million in 2011, as a result of our efforts to expand market share and increase revenue.
The following provides a reconciliation of net (loss) income to Adjusted EBITDA:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net (loss) income	$(1,231)	$67	$28,429
Acquisition-related deferred revenue adjustment	706	—	—
Depreciation and asset impairment	11,539	10,371	9,231
Amortization of intangible assets	18,006	10,675	5,784
Interest expense, net	2,868	5,510	4,528
Income tax expense (benefit)	(210)	719	(26,028)
Litigation-related expense	1,298	—	—
Stock-based compensation expense	22,618	7,340	2,805
Acquisition-related expense	865	621	844

Adjusted EBITDA	$56,459	$35,303	$25,593

Key Components of our Results of Operations
Revenue
We derive our revenue from three primary sources: our on demand software solutions; our on premise software solutions; and our professional and other services. In 2011, 2010, 2009, we generated revenue of $258.0 million, $188.3 million and $140.9 million, respectively.
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
In 2011, 2010 and 2009, revenue from our on demand software solutions was approximately $239.4 million, $169.7 million and $128.4 million, respectively, representing approximately 92.8%, 90.1% and 91.1% of our total revenue for the same periods. Revenue from our on demand software solutions has continued to increase in absolute dollars and as a percentage of our total revenue as we have ceased actively marketing our legacy on premise software solutions to new customers and as many of our existing on premise customers have transitioned to our on demand software solutions. We expect our on demand revenue to continue to increase in absolute dollars and as a percentage of revenue in 2012, although the actual percentage of revenue may vary from period to period due to a number of factors, including the impact of acquisitions and revenue derived from our professional and other services related to our on demand software solutions.
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
In 2011, 2010 and 2009, revenue from our on premise software solutions was approximately $6.6 million, $8.5 million and $3.9 million, respectively, representing approximately 2.6%, 4.5% and 2.7%, and of our total revenue for the same periods, respectively. Revenue from our on premise software solutions has continued to decrease in absolute dollars as we have ceased actively marketing our legacy on premise software solutions to new customers and as many of our existing on premise customers have transitioned to our on demand software solutions. We expect our legacy on premise revenue to decrease over time in absolute dollars and as a percentage of our total revenue. In addition, the actual percentage of revenue may vary from period to period due to a number of factors, including the impact of our recent and potential future acquisition of on premise software solutions.
Professional and Other Revenue
Revenue from professional and other services consists of consulting and implementation services, training and other ancillary services. We complement our solutions with professional and other services for our customers willing to invest in enhancing the value or decreasing the implementation time of our solutions. Professional and other services engagements are typically time and material. In 2011, 2010 and 2009, revenue from professional and other services was approximately $12.0 million, $10.1 million $8.7 million, respectively, representing approximately 4.6%, 5.3% and 6.1% of our total revenue for the same periods, respectively. We expect professional and other services will represent 10.0% or less of our total revenue in 2012 and 2013 consistent with our performance for the previous three years.

Cost of Revenue
Cost of revenue consists primarily of personnel costs related to our operations, support services, training and implementation services, expenses related to the operation of our data center and fees paid to third-party service providers. Personnel costs include salaries, bonuses, stock-based compensation and employee benefits. Cost of revenue also includes an allocation of facilities costs, overhead costs and depreciation, as well as amortization of acquired technology related to strategic acquisitions and amortization of capitalized development costs. We allocate facilities costs, overhead costs and depreciation based on headcount. We expect our cost of revenue in 2012 and 2013 to increase in absolute dollars.
Operating Expenses
We classify our operating expenses into three categories: product development, sales and marketing, and general and administrative. Our operating expenses primarily consist of personnel costs, costs for third-party contracted development, marketing, legal, accounting and consulting services and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based compensation and employee benefits for employees in that category. In addition, our operating expenses include an allocation of our facilities costs, overhead costs and depreciation based on headcount for that category, as well as amortization of purchased intangible assets resulting from our acquisitions.
Our operating expenses increased in absolute dollars in each of 2011 and 2010 as we have built infrastructure and added employees across all categories in order to accelerate and support our growth and to expand our markets. We expect our operating expenses in 2012 and 2013 to continue to increase in absolute dollars as compared to 2011 but decrease as a percentage of revenue, as the capacity we have added in prior years is more fully utilized and we continue to create operating leverage.
Product development. Product development expense consists primarily of personnel costs for our product development employees and executives and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our on demand software solutions and expanding our suite of on demand software solutions. In 2008 and 2011, we established a product development and service center in Hyderabad, India and Manila, Philippines, respectively, to take advantage of strong technical talent at lower personnel costs compared to the United States. We expect our product development expenses in 2012 and 2013 to increase in absolute dollars.
Sales and marketing. Sales and marketing expense consists primarily of personnel costs for our sales, marketing and business development employees and executives, travel and entertainment and marketing programs. Marketing programs consist of amounts paid for online advertising, including search engine optimization (“SEO”) and search engine marketing (“SEM”), renter's insurance and other advertising, tradeshows, user conferences, public relations, industry sponsorships and affiliations and product marketing. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including customer relationships and key vendor and supplier relationships obtained in connection with our acquisitions. We expect our sales and marketing expense in 2012 and 2013 to increase in absolute dollars.
General and administrative. General and administrative expense consists of personnel costs for our executive, finance and accounting, human resources, management information systems and legal personnel, as well as legal, accounting and other professional service fees and other corporate expenses. We expect our general and administrative expense in 2012 and 2013 to increase in absolute dollars as compared to 2011.
Interest Expense, Net
Interest expense, net, consists primarily of interest income and interest expense. Interest income represents earnings from our cash, cash equivalents and short-term investments. Interest expense for 2011, 2010 and 2009 is associated with our term loan, revolver, secured promissory note, promissory note issued to preferred stockholders, capital lease obligations and certain acquisition-related liabilities. Total amounts outstanding under our interest-bearing obligations at December 31, 2011, 2010 and 2009 include:

	As of December 31,
	2011	2010	2009
	(in thousands)
Term loan	$—	$66,039	$33,688
Revolver	50,312	—	—
Secured promissory note	—	—	10,000
Promissory notes issued to preferred stockholders	—	—	8,173
Capital lease obligations	65	590	2,129
Interest bearing acquisition-related liabilities	1,420	1,955	2,470
Based on our current operations, we expect our interest expense in 2012 to remain consistent with 2011 expense.

Income Taxes
As of December 31, 2011, we had net operating loss carry forwards for federal and state income tax purposes of approximately $168.8 million. If not utilized, our federal net operating loss carry forwards will begin to expire in 2020 and the state operating losses will begin to expire in 2012. Net operating losses generated by us are not currently subject to the Section 382 limitation; however certain net operating losses generated by subsidiaries prior to their acquisition by us are subject to the Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2020. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may limit utilization of the federal net operating loss carryforwards.
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
As part of our risk mitigation services to the rental housing industry, we act as an insurance agent and derive commission revenue from the sale of insurance products to individuals. The commissions are based upon a percentage of the premium that the insurance company charges to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. If the policy is cancelled, our commissions are forfeited as a percent of the unearned premium. As a result, we recognize the commissions related to these services ratably over the policy term as the associated premiums are earned. Additionally, we earn a contingent commission based upon loss experience of the policies sold by us. Our estimate of this contingent commission is recorded quarterly based on actual and estimated claims and losses.
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
Accounts Receivable
For several of our solutions, we invoice our customers prior to the period in which service is provided. Accounts receivable represent trade receivables from customers when we have invoiced for software solutions and/or services and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer cancelling prior to the service being rendered. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends. As a result of a portion of our allowance being for services not yet rendered and, therefore, is charged as an offset to deferred revenue, which does not have an effect on the statement of operations. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. For certain transactions, we have met the requirements to recognize income in advance of physically invoing the customer. In these instances, we record an asset for the amount that will be due from the customer upon invoicing.

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
Goodwill and Other Intangible Assets with Indefinite Lives
We test goodwill and other intangible assets with indefinite lives for impairment separately on an annual basis in the fourth quarter of each year. Additionally, we will test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. The events and circumstances that we consider include significant under-performance relative to projected future operating results and significant changes in our overall business and/or product strategies. We evaluate impairment of goodwill by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required using a two-step process. The first step of the two-step test involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying amount of the goodwill of that reporting unit and determination of the impairment charge, if any. We evaluate other intangible assets with indefinite lives by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach model. For those intangible assets with indefinite lives that have been determined to be inseparable due to their interchangeable use, we have grouped into single units of accounting for purposes of testing for impairment. If the carrying amount of the other intangible assets with indefinite lives exceeds the fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.
We recorded goodwill and other intangible assets with indefinite lives in conjunction with all our business acquisitions completed since the beginning of 2008. We test goodwill for impairment based on a single reporting unit. We believe we operate in a single reporting unit because our chief operating decision maker does not regularly review our operating results other than at a consolidated level for purposes of decision making regarding resource allocation and operating performance.
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
The fair value of employee stock options was estimated at the grant date using the Black-Scholes option pricing model by applying the following weighted average assumptions:

Risk-free interest rates	0.9-5.1%
Expected option life (in years)	5-6
Dividend yield	0%
Expected volatility	49-60%
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
The fair value of our time-based restricted stock awards is based on the closing price on the date of grant. For our performance-based restricted stock awards, we recognize compensation expense based on the probability of achievement of the performance condition.
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

Capitalized Product Development Costs
We capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to our customers, as well as software programs to be used solely to meet our internal needs. The costs incurred in the preliminary stages of development related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including materials, services and payroll-related costs for employees are capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. We capitalized $2.3 million and $1.4 million of product development costs during the years ended December 31, 2011 and 2010, respectively, and recognized amortization expense of $1.8 million, $1.3 million and $1.3 million, during the years ended December 31, 2011, 2010 and 2009, respectively, included as a component of cost of revenue. Unamortized product development cost was $3.7 million, $3.2 million and at December 31, 2011 and 2010, respectively. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2011, 2010 or 2009.
Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenue:
On demand	$239,436	$169,678	$128,377
On premise	6,581	8,545	3,860
Professional and other	11,962	10,051	8,665

Total revenue	257,979	188,274	140,902
Cost of revenue(1)	105,717	79,044	58,513

Gross profit	152,262	109,230	82,389
Operating expense:
Product development(1)	44,561	36,922	27,446
Sales and marketing(1)	63,923	37,693	27,804
General and administrative(1)	41,968	28,328	20,210

Total operating expense	150,452	102,943	75,460

Operating income	1,810	6,287	6,929
Interest expense and other, net	(3,251)	(5,501)	(4,528)

Net (loss) income before taxes	(1,441)	786	2,401
Income tax expense (benefit)	(210)	719	(26,028)

Net (loss) income	$(1,231)	$67	$28,429

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cost of revenue	$1,655	$633	$367
Product development	4,594	2,568	1,175
Sales and marketing	12,017	2,493	498
General and administrative	4,352	1,646	765
The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2011	2010	2009
	(as a percentage of total revenue)
Revenue:
On demand	92.8%	90.1%	91.1%
On premise	2.6	4.5	2.7
Professional and other	4.6	5.3	6.1

Total revenue	100.0	100.0	100.0
Cost of revenue	41.0	42.0	41.5

Gross profit	59.0	58.0	58.5
Operating expense:
Product development	17.3	19.6	19.5
Sales and marketing	24.7	20.0	19.7
General and administrative	16.3	15.0	14.3

Total operating expenses	58.3	54.7	53.5

Operating income	0.7	3.3	4.9
Interest expense and other, net	(1.2)	(2.9)	(3.2)

Net (loss) income before taxes	(0.5)	0.4	1.7
Income tax expense (benefit)	0.0	0.4	(18.5)

Net (loss) income	(0.5)	0.0	20.2

Year Ended December 31, 2011 and 2010
Revenue

	Year Ended December 31,
	2011	2010	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$239,436	$169,678	$69,758	41.1%
On premise	6,581	8,545	(1,964)	(23.0)
Professional and other	11,962	10,051	1,911	19.0

Total revenue	$257,979	$188,274	$69,705	37.0

On demand unit metrics:
Ending on demand units	7,302	6,066	1,236	20.4
Average on demand units	6,574	5,249	1,325	25.2
Non-GAAP on demand revenue	$240,142	$169,678	$70,464	41.5
Non-GAAP on demand revenue per average on demand unit	$36.53	$32.33	$4.20	13.0
On demand revenue. Our on demand revenue increased $69.8 million, or 41.1%, in 2011 compared to 2010 due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base as well as an increase in revenue resulting from our 2011 and 2010 acquisitions.
On premise revenue. On premise revenue decreased $2.0 million, or 23.0%, in 2011 compared to 2010. As of December 31, 2011, we have completed migrating our legacy on premise customer base (i.e. RentRoll and HUDManager) to our on demand property management systems. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management systems.
Professional and other revenue. Professional and other services revenue increased $1.9 million, or 19.0%, in 2011 compared to 2010, primarily due to an increase in revenue from training and consulting services.
On demand unit metrics. As of December 31, 2011, one or more of our on demand solutions was utilized in the management of 7.3 million rental property units, representing an increase of 1.2 million units, or 20.4% compared to 2010. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales and marketing efforts and our 2011 acquisitions in which contributed 8.9% of total ending on demand units as of December 31, 2011.
As of December 31, 2011, annualized non-GAAP on demand revenue per average on demand unit was $36.53, representing an increase of $4.20, or 13.0%, compared to 2010, primarily due to improved penetration of our on demand solutions into our customer base.
Cost of Revenue

	Year Ended December 31,
	2011	2010	Change	% Change
	(in thousands)
Cost of revenue	$90,663	$66,677	$23,986	36.0%
Depreciation and amortization	15,054	12,367	2,687	21.7

Total cost of revenue	$105,717	$79,044	$26,673	33.7

Cost of revenue. Total cost of revenue increased $26.7 million, or 33.7%, in 2011 compared to 2010. The increase in cost of revenue was primarily due to: a $7.9 million increase from costs related to the increased sales of our solutions, which includes investments in infrastructure and other support services; a $15.1 million increase in personnel expense primarily related to our 2011 and 2010 acquisitions; a $2.0 million increase in non-cash amortization of acquired technology as a result of our 2010 and 2011 acquisitions; a $0.7 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $1.0 million increase in stock-based compensation related to our professional services personnel and data center operations personnel. Cost of revenue as a percentage of total revenue was 41.0% for the year ended December 31, 2011 as compared to 42.0% for the same period in 2010.

Operating Expenses

	Year Ended December 31,
	2011	2010	Change	% Change
	(in thousands)
Product development	$42,672	$34,692	$7,980	23.0%
Depreciation and amortization	1,889	2,230	(341)	(15.3)

Total product development expense	$44,561	$36,922	$7,639	20.7

Product development Total product development expense increased $7.6 million, or 20.7%, in 2011 compared to 2010. The increase in product development expense was primarily due to: a $4.6 million increase in personnel related expense primarily related to product development groups added as a result of our 2011 and 2010 acquisitions combined with the associated costs to support our growth initiatives; a $2.0 million increase in stock-based compensation related to product development personnel expense; a $0.8 million increase in web hosting and other information technology costs; a $0.5 million increase in facilities expense; and $0.3 million decrease in depreciation expense.

	Year Ended December 31,
	2011	2010	Change	% Change
	(in thousands)
Sales and marketing	$53,913	$32,893	$21,020	63.9%
Depreciation and amortization	10,010	4,800	5,210	108.5

Total sales and marketing expense	$63,923	$37,693	$26,230	69.6

Sales and marketing. Total sales and marketing expense increased $26.2 million, or 69.6%, in 2011 compared to 2010. The increase in sales and marketing expense was primarily due to: a $9.5 million increase in stock-based compensation related to sales and marketing personnel and a $6.9 million increase in salaries, bonuses and employee benefits for sales and marketing personnel. We have increased our sales force head count from 116 at December 31, 2010 to 163 at December 31, 2011, which includes sales personnel added as a result of our 2011 acquisitions and overall company growth. Additional factors contributing to the increase in sales and marketing expense include a $0.9 million increase in marketing program expense as a part of our strategy to expand our market share and further penetrate our existing customer base with sales of additional on demand solutions; $2.3 million increase from SEO and SEM activity driven by our 2011 acquisitions of MyNewPlace and SeniorLiving.net; a $0.9 million increase in travel related expense; a $5.3 million increase in non-cash amortization expense as a result of our 2010 and 2011 acquisitions; and a $0.4 million increase in other general sales and marketing expense.

	Year Ended December 31,
	2011	2010	Change	% Change
	(in thousands)
General and administrative	$39,774	$26,767	$13,007	48.6%
Depreciation and amortization	2,194	1,561	633	40.6

Total general and administrative expense	$41,968	$28,328	$13,640	48.2

General and administrative. Total general and administrative expense increased $13.6 million, or 48.2%, in 2011 compared to 2010. The increase in general and administrative expense was primarily due to: a $4.7 million increase in personnel expense related to accounting, management information systems, legal, and human resources staff to support the growth in our business combined with the increase from our 2011 acquisitions; a $0.8 million increase in facilities expense, a $2.7 million increase in stock-based compensation related to general and administrative personnel; a $1.2 million increase in professional fees primarily resulting from our 2011 acquisitions; a $0.6 million in depreciation expense; a $0.4 million increase in travel expense; a $0.5 million increase in insurance expense; a $0.5 million increase in information technology costs; a $0.7 million increase in sales and property taxes; $1.1 million increase in legal fees related to litigation; a $0.4 million decrease from the fair value adjustment of acquisition-related liabilities; and $0.8 million increase in other general and administrative expense.

Interest Expense and Other, Net
Interest expense and other, net, decreased $2.2 million, or 40.9%, in 2011 compared to 2010. The change was primarily due to a decrease associated with the early extinguishment of our preferred stockholder notes payable in connection with our initial public offering combined with the effect of lower interest rates under our amended credit agreement. See “Long-term Debt Obligations” for further discussion regarding our amended credit agreement. This decrease was offset by an increase in other losses of $0.4 million related to the sale of a non-operating asset held for sale.
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
Total revenue. Our total revenue increased $47.4 million, or 33.6% , in 2010 compared 2009, primarily due to an increase in rental property units managed with our on demand solutions and improved penetration of our on demand solutions into our customer base.
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
Quarterly Results of Operations
The following table presents our unaudited consolidated quarterly results of operations for the eight fiscal quarters ended December 31, 2011. This information is derived from our unaudited consolidated financial statements, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our consolidated financial statements and the related notes to these financial statements included elsewhere in this filing.

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	(in thousands)
Revenue:
On demand	$66,695	$62,765	$57,039	$52,937	$49,285	$43,097	$40,089	$37,207
On premise	1,536	1,772	1,628	1,645	2,126	2,127	2,424	1,868
Professional and other	2,910	3,118	2,968	2,966	2,648	2,804	2,296	2,303

Total revenue	71,141	67,655	61,635	57,548	54,059	48,028	44,809	41,378
Cost of revenue(1)	27,639	27,585	25,810	24,683	22,449	20,203	18,534	17,858

Gross profit	43,502	40,070	35,825	32,865	31,610	27,825	26,275	23,520
Operating expense:
Product development(1)	12,478	11,230	10,537	10,316	10,491	9,127	8,989	8,315
Sales and marketing(1)	18,931	17,688	14,510	12,794	11,900	9,428	8,825	7,540
General and administrative(1)	10,778	11,840	9,574	9,776	8,098	6,969	6,739	6,522

Total operating expense	42,187	40,758	34,621	32,886	30,489	25,524	24,553	22,377

Operating income (loss)	1,315	(688)	1,204	(21)	1,121	2,301	1,722	1,143
Interest expense and other, net	(669)	(684)	(732)	(1,166)	(752)	(1,822)	(1,463)	(1,464)

Net income (loss) before taxes	646	(1,372)	472	(1,187)	369	479	259	(321)
Income tax expense (benefit)	405	(266)	190	(539)	555	187	95	(118)

Net income (loss)	$241	$(1,106)	$282	$(648)	$(186)	$292	$164	$(203)

Net income (loss) attributable to common stockholders
Basic	241	(1,106)	282	(648)	(186)	(327)	(807)	(1,353)
Diluted	241	(1,106)	282	(648)	(186)	(327)	(807)	(1,353)
Net income (loss) per share attributable to common stockholders
Basic	0.00	(0.02)	0.00	(0.01)	0.00	(0.01)	(0.03)	(0.05)
Diluted	0.00	(0.02)	0.00	(0.01)	0.00	(0.01)	(0.03)	(0.05)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	(in thousands)
Cost of revenue	$586	$459	$312	$298	$226	$140	$144	$123
Product development	1,251	1,258	1,105	980	904	627	530	507
Sales and marketing	3,224	3,433	2,627	2,733	1,952	201	176	164
General and administrative	1,327	1,258	925	842	513	391	442	300

Total stock-based compensation expense	$6,388	$6,408	$4,969	$4,853	$3,595	$1,359	$1,292	$1,094

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	(as a percentage of total revenue)
Revenue:
On demand	93.8%	92.8%	92.5%	92.0%	91.2%	89.7%	89.5%	89.9%
On premise	2.2	2.6	2.6	2.9	3.9	4.4	5.4	4.5
Professional and other	4.0	4.6	4.9	5.2	4.9	5.8	5.1	5.6

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue:
Software and services	38.9	40.8	41.9	42.9	41.5	42.1	41.4	43.2

Gross profit	61.1	59.2	58.1	57.1	58.5	57.9	58.6	56.8

Operating expense:
Product development	17.5	16.6	17.1	17.9	19.4	19.0	20.1	20.1
Sales and marketing	26.6	26.1	23.5	22.2	22.0	19.6	19.7	18.2
General and administrative	15.2	17.5	15.5	17.0	15.0	14.5	15.0	15.8

Total operating expenses	59.3	60.2	56.1	57.1	56.4	53.1	54.8	54.1

Operating income (loss)	1.8	(1.0)	2.0	0.0	2.1	4.8	3.9	2.8
Interest expense and other, net	(0.9)	(1.0)	(1.2)	(2.0)	(1.4)	(3.8)	(3.3)	(3.5)

Net income (loss) before taxes	0.9	(2.0)	0.8	(2.1)	0.7	1.0	0.6	(0.8)
Income tax expense (benefit)	0.6	(0.4)	0.3	(0.9)	1.0	0.4	0.2	(0.3)

Net income (loss)	0.3	(1.6)	0.5	(1.1)	(0.3)	0.6	0.4	(0.5)

Reconciliation of Quarterly Non-GAAP Financial Measures
Our investor and analyst presentations include Adjusted EBITDA. We define this metric as net income (loss) plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense and acquisition-related expense. In 2011, Adjusted EBITDA excludes litigation related expenses pertaining to the Yardi litigation as discussed in Part I, Item 3 “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:
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
We do not place undue reliance on Adjusted EBITDA as our only measure of operating performance. Adjusted EBITDA should not be considered as a substitute for other measures of liquidity or financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do, that they do not reflect our capital expenditures or future requirements for capital expenditures and that they do not reflect changes in, or cash requirements for, our working capital. We compensate for the inherent limitations associated with using the Adjusted EBITDA measures through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss).

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the eight fiscal quarters ended December 31, 2011:

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	(in thousands)
Net income (loss)	$241	$(1,106)	$282	$(648)	$(186)	$292	$164	$(203)

Acquisition-related deferred revenue adjustment	186	276	244	—	—	—	—	—
Depreciation and asset impairment	2,969	2,696	2,750	3,124	2,714	2,606	2,595	2,456
Amortization of intangible assets	4,720	4,749	4,491	4,046	3,419	2,760	2,282	2,214
Interest expense, net	669	684	732	783	751	1,823	1,472	1,464
Income tax expense (benefit)	405	(266)	190	(539)	555	187	95	(118)
Litigation related expense	337	605	36	320	—	—	—	—
Stock-based compensation expense	6,388	6,408	4,969	4,853	3,595	1,359	1,292	1,094
Acquisition-related expense	(334)	969	44	186	168	60	68	324

Adjusted EBITDA	$15,581	$15,015	$13,738	$12,125	$11,016	$9,087	$7,968	$7,231

Liquidity and Capital Resources
Prior to our initial public offering, we financed our operations primarily through private placements of convertible preferred stock and common stock, secured credit facilities with commercial lenders, a private placement of subordinated debt securities and cash provided by operating activities. On August 11, 2010, our registration statement on Form S-1 (File No. 333-166397) relating to our initial public offering was declared effective by the SEC. We sold 6,000,000 shares of common stock in our initial public offering. On December 3, 2010, our registration statement on Form S-1 (File No 333-170667) relating to a public stock offering was declared effective by the SEC. We sold an additional 4,000,000 shares of common stock in the offering. As of December 31, 2011, our 2010 stock offerings resulted in proceeds, net of transaction expenses, of $155.2 million.
Our primary sources of liquidity as of December 31, 2011 consisted of $51.3 million of cash and cash equivalents, $99.7 million available under our revolving line of credit and $16.4 million of current assets less current liabilities (excluding $51.3 of cash and cash equivalents and $57.3 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions and to service our debt obligations. We expect that working capital requirements, capital expenditures and acquisitions will continue to be our principal needs for liquidity over the near term. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2014. We expect to fund these obligations from cash provided by operating activities or, in some cases, the issuance of shares of our common stock at our election.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents) and our cash flow from operations, will be sufficient to fund our operations and planned capital expenditures and service our debt obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies, in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. As of December 31, 2011, we have Federal and State net operating loss carryforwards of $163.5 million and $5.3 million, respectively. These carryforwards may be available to offset potential payments of future federal and state income tax liabilities and which, if unused, expire at various dates through 2031 for both federal and state income tax purposes.
The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2011	2010	2009

Net cash provided by operating activities	$49,226	$27,690	$24,758
Net cash used in investing activities	(109,228)	(84,119)	(24,676)
Net cash provided by financing activities	(6,694)	170,028	97
Net Cash Provided by Operating Activities
In 2011, we generated $49.2 million of net cash from operating activities representing an increase of $21.5 million, or 77.8%, compared to 2010. Our net cash from operating activities consisted of our net loss of $1.2 million and net non-cash charges of $52.4 million partially offset by a $2.0 million use of operating cash flow resulting from changes in working capital. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense. The $2.0 million use of operating cash flow resulting from the changes in working capital was primarily due to higher accounts receivable balances, general timing differences in other current assets, accounts payable and other current liabilities, offset by an increase in deferred revenue.

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
Net Cash Used in Investing Activities
In 2011, our investing activities used $109.2 million. Investing activities consisted of acquisition consideration of $89.2 million, net of cash acquired, for our 2011 acquisitions, acquisition-related payments of $2.0 million for commitments related to prior years’ acquisitions and $18.0 million of capital expenditures and intangible asset purchases. The increase in cash used in investing activities from 2010 relates to the consideration paid net of cash acquired for our 2011 acquisitions combined with an increase in capital spending.
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
Capital expenditures as of December 31, 2011, 2010 and 2009 were primarily related to investments in technology infrastructure to support our growth initiatives.
Net Cash Provided by Financing Activities
Our financing activities used $6.7 million in 2011, representing a decrease of $176.7 million, as compared to the same period of 2010. Cash used by financing activities during 2011 was primarily related to payments on our term loan of $8.1 million, payments on our revolving credit facility of $8.0 million, capital lease payments of $0.5 million, $0.8 million of follow on offering costs and $0.2 million of excess tax benefit related to stock options. These increases were offset by $10.5 million in proceeds from the issuance of common stock.
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
Cash provided by financing activities during 2011 was used to support our operations until we achieved positive operating cash flow, as a funding source for acquisitions and for capital expenditures related to the expansion of our technology infrastructure.
Contractual Obligations, Commitments and Contingencies
The following table summarizes, as of December 31, 2011, our minimum payments for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
		Less Than			More Than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Secured revolving credit facility	$50,312	$—	$—	$50,312	$—
Interest payments on long-term debt obligations(1)	6,080	1,520	3,040	1,520	—
Capital (finance) leases	65	65	—	—	—
Operating lease obligations	27,913	6,593	11,678	9,642	—
Acquisition-related liabilities(2)	14,311	12,728	1,583	—	—

	$98,681	$20,906	$16,301	$61,474	$—

(1)	The amount of interest payments on long-term debt obligations represents current obligations using rates in effect as of December 31, 2011.

(2)	We have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2014.
Long-Term Debt Obligations
In September 2009, we entered into a credit facility which provided for a $35.0 million term loan and a $10.0 million revolving line of credit. A portion of the proceeds from the credit facility was used to repay the balance outstanding under our prior credit facility. The term loan and revolving line of credit were collateralized by substantially all our personal property. Prior to the June 2010 amendment discussed below, the term loan and revolving line of credit bore interest at rates of the greater of 7.5%, a stated rate of 5.0% plus LIBOR (or, if greater, 2.5%), or a stated rate of 5.0% plus the bank’s prime rate (or, if greater, 3.5%, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%).
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
In June 2010, we entered into a subsequent amendment to the credit facility. Under the terms of the June 2010 amendment, an additional $30.0 million in term loans was made available for borrowing until December 22, 2011. After the June 2010 amendment and prior to the February 2011 amendment discussed below, the term loan and revolving line of credit bore interest at a stated rate of 3.5% plus LIBOR, or a stated rate of 0.75% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). After the June 2010 amendment and prior to the February 2011 amendment discussed below, interest on the term loans and the revolver was payable monthly, or for LIBOR loans, at the end of the applicable 1-, 2-, or 3-month interest period. Under the terms of the June 2010 amendment and prior to the December 2011 amendment and restatement discussed below, principal payments on the term loan were paid in quarterly installments equal to 3.75% of the principal amount of term loans.
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

In February 2011, we entered into a subsequent amendment to the Credit Agreement. Under the terms of the February 2011 amendment, our revolving line of credit was increased from $10.0 million to $37.0 million. In addition, the interest rates on the term loan and revolving line of credit were amended to provide for a rate that was dependent on our senior leverage ratio and ranged from a stated rate of 2.75% to 3.25% plus LIBOR or, at our option, a stated rate of 0.0% to 0.5% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Prior to the December 2011 amendment and restatement discussed below, principal payments on the term loan and outstanding revolver balance remain consistent with the June 2010 amendment.
In December 2011, we entered into an Amended and Restated Credit Agreement (“Restated Agreement”) to amend the original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original credit facility into revolving loans. As of December 31, 2011, $50.3 million was outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. Revolving loans accrue interest at a per annum rate equal to, at the Company’s option, either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.00% to 0.25% in the case of prime rate loans, based upon the Company’s senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest as the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.
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
Our credit facility contains customary covenants which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; make investments, including acquisitions; enter into transactions with affiliates; and make capital expenditures. Our credit facility additionally contains customary affirmative covenants, including requirements to, among other things, take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permits the assignment of the contract to our lenders; subject in each case to customary exceptions and qualifications. We are also required to comply with a fixed charge coverage ratio, which is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, of 1.25:1:00 for each 12-month period ending at the end of a fiscal quarter, and a senior leverage ratio, which is a ratio of the outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 2.75:1.00 on the last day of each fiscal quarter.
In the event of a default on our credit facility, the obligations under the credit facility could be accelerated, the applicable interest rate under the credit facility could be increased, and our subsidiaries that have guaranteed the credit facility could be required to pay the obligations in full, and our lenders would be permitted to exercise remedies with respect to all of the collateral that is securing the credit facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default that is not cured or waived could have a material adverse effect on our liquidity and financial condition.
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

Recent Accounting Pronouncements
Goodwill
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We adopted this accounting standard in the fourth quarter 2011.
Comprehensive Income
In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“ASU 2011-05”) effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. This accounting standard provides new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. We adopted this accounting standard in the fourth quarter 2011. This adoption does not have any impact on our financial position or results of operations.
Business Combinations
In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”) effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. This accounting standard update clarifies SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These requirements changed our annual pro forma disclosures for acquisitions which have historically included the impact on all comparable periods. ASU 2010-29 also changes our annual and quarterly pro forma disclosures to include a description and the related amount of material adjustments made to pro forma results as seen in Note 3 of the Notes to the Consolidated Financial Statements herein.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
We had cash and cash equivalents of $51.3 million and $118.0 million at December 31, 2011 and 2010, respectively.
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
We had total outstanding debt of $50.3 million and $66.0 at December 31, 2011 and 2010, respectively. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.5 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
RealPage, Inc.
We have audited the accompanying consolidated balance sheets of RealPage, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive (loss) income, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index under Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RealPage, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth within.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 24, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
RealPage, Inc.
We have audited RealPage, Inc’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based upon the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying, Report by management on internal control over financial reporting, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of SeniorLiving.net and Multifamily Technology Solutions, Inc., which are included in the December 31, 2011 consolidated financial statements of the Company and collectively constituted approximately 29 percent and 4 percent of total assets and revenues, respectively, as of December 31, 2011. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Senior-Living.com, Inc. and Multifamily Technology Solutions, Inc.
In our opinion, RealPage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011 of the Company and our report dated February 24, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 24, 2012

RealPage, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$51,273	$118,010
Restricted cash	19,098	15,346
Accounts receivable, less allowance for doubtful accounts of $979 and $1,370 at December 31, 2011 and 2010, respectively	43,883	29,577
Deferred tax asset, net of valuation allowance	272	1,529
Other current assets	10,232	6,060

Total current assets	124,758	170,522
Property, equipment, and software, net	27,974	24,515
Goodwill	129,292	73,885
Identified intangible assets, net	112,308	54,361
Deferred tax asset, net of valuation allowance	2,539	17,322
Other assets	3,194	2,187

Total assets	$400,065	$342,792

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,218	$4,787
Accrued expenses and other current liabilities	25,816	15,436
Current portion of deferred revenue	57,325	47,717
Current portion of long-term debt	—	10,781
Customer deposits held in restricted accounts	19,017	15,253

Total current liabilities	114,376	93,974
Deferred revenue	8,693	7,947
Revolving credit facility	50,312	—
Long-term debt, less current portion	—	55,258
Other long-term liabilities	3,803	13,029

Total liabilities	177,184	170,208
Commitments and contingencies (Note 8)
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 125,000,000 shares authorized, 73,115,779 and 68,703,366 shares issued and 72,701,571 and 68,490,277 shares outstanding at December 31, 2011 and 2010, respectively	73	69
Additional paid-in capital	316,964	263,219
Treasury stock, at cost: 414,208 and 213,089 shares at December 31, 2011 and 2010, respectively	(3,138)	(958)
Accumulated deficit	(90,961)	(89,730)
Accumulated other comprehensive loss	(57)	(16)

Total stockholders’ equity	222,881	172,584

Total liabilities and stockholders’ equity	$400,065	$342,792

See accompanying notes

RealPage, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
On demand	$239,436	$169,678	$128,377
On premise	6,581	8,545	3,860
Professional and other	11,962	10,051	8,665

Total revenue	257,979	188,274	140,902
Cost of revenue(1)	105,717	79,044	58,513

Gross profit	152,262	109,230	82,389
Operating expense:
Product development(1)	44,561	36,922	27,446
Sales and marketing(1)	63,923	37,693	27,804
General and administrative(1)	41,968	28,328	20,210

Total operating expense	150,452	102,943	75,460

Operating income	1,810	6,287	6,929
Interest expense and other, net	(3,251)	(5,501)	(4,528)

(Loss) income before income taxes	(1,441)	786	2,401
Income tax (benefit) expense	(210)	719	(26,028)

Net (loss) income	$(1,231)	$67	$28,429

Net (loss) income attributable to common stockholders
Basic	$(1,231)	$(2,877)	$10,611
Diluted	$(1,231)	$(2,877)	$10,611
Net (loss) income per share attributable to common stockholders
Basic	$(0.02)	$(0.07)	$0.44
Diluted	$(0.02)	$(0.07)	$0.42
Weighted average shares used in computing net (loss) income per share attributable to common stockholders
Basic	68,480	39,737	23,934
Diluted	68,480	39,737	25,511

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$1,655	$633	$367
Product development	4,594	2,568	1,175
Sales and marketing	12,017	2,493	498
General and administrative	4,352	1,646	765
See accompanying notes

RealPage, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net (loss) income	$(1,231)	$67	$28,429
Other comprehensive loss — foreign currency translation adjustment	(41)	(16)	—

Comprehensive (loss) income	$(1,272)	$51	$28,429

RealPage, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(in thousands)

	Redeemable					Accumulated
	Convertible				Additional	Other				Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	(Deficit) Equity
Balance as of January 1, 2009	29,044	$71,675	23,771	$25	$19,693	—	$(118,226)	(69)	$(449)	$(98,957)
Accretion of redeemable convertible preferred stock	—	5,678	—	—	(5,678)	—	—	—	—	(5,678)
Exercise of stock options	—	—	178	—	543	—	—	—	—	543
Exercise of stock warrants	—	—	200	—	4	—	—	—	—	4
Common stock warrants converted	—	—	16	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock dividends	—	(5,521)	1,419	1	3,004	—	—	—	—	3,005
Issuances related to acquisitions	—	—	1,083	1	3,861	—	—	—	—	3,862
Treasury stock purchase, at cost	—	—	—	—	—	—	—	(137)	(489)	(489)
Stock-based compensation	—	—	—	—	2,805	—	—	—	—	2,805
Net (loss)	—	—	—	—	—	—	28,429	—	—	28,429

Balance as of December 31, 2009	29,044	71,832	26,667	27	24,232	—	(89,797)	(206)	(938)	(66,476)
Accretion of redeemable convertible preferred stock	—	3,030	—	—	(3,030)	—	—	—	—	(3,030)
Exercise of stock options	—	—	1,604	2	2,401	—	—	—	—	2,403
Common stock warrants converted	—	—	8	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock dividends	—	(1,161)	343	—	726	—	—	—	—	726
Conversion of redeemable convertible preferred stock due to initial public offering	(29,044)	(73,701)	29,568	30	73,005	—	—	—	—	73,035
Issuance of restricted stock	—	—	513	—	3,274	—	—	—	—	3,274
Treasury stock purchase, at cost	—	—	—	—	—	—	—	(7)	(20)	(20)
Issuance of common stock through public offerings, net of issuance costs	—	—	10,000	10	155,161	—	—	—	—	155,171
Excess tax benefit from stock options	—	—	—	—	110	—	—	—	—	110
Stock-based compensation	—	—	—	—	7,340	—	—	—	—	7,340
Foreign currency translation	—	—	—	—	—	(16)	—	—	—	(16)
Net income	—	—	—	—	—	—	67	—	—	67

Balance as of December 31, 2010	—	—	68,703	69	263,219	(16)	(89,730)	(213)	(958)	172,584

Exercise of stock options	—	—	3,118	3	12,724	—	—	—	—	12,727
Issuance of restricted stock			1,295	1	18,513					18,514
Treasury stock purchase, at cost	—	—	—	—	—	—	—	(201)	(2,180)	(2,180)
Excess tax benefit from stock options	—	—	—	—	(110)	—	—	—	—	(110)
Stock-based compensation	—	—	—	—	22,618	—	—	—	—	22,618
Foreign currency translation	—	—	—	—	—	(41)	—	—	—	(41)
Net loss	—	—	—	—	—	—	(1,231)	—	—	(1,231)

Balance as of December 31, 2011	—	$—	73,116	$73	$316,964	$(57)	$(90,961)	(414)	$(3,138)	$222,881

See accompanying notes.

RealPage, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,231)	$67	$28,429
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,147	20,956	14,769
Deferred tax expense (benefit)	524	(85)	(26,308)
Stock-based compensation	22,618	7,340	2,805
Excess tax benefit from stock options	161	(161)	—
Loss on disposal of assets	398	57	127
Impairment of assets	—	33	119
Acquisition-related contingent consideration	(410)	8	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(11,101)	(2,068)	2,407
Customer deposits	12	(334)	255
Other current assets	342	(3,162)	559
Other assets	(930)	155	(1,140)
Accounts payable	4,224	699	645
Accrued compensation, taxes and benefits	(1,186)	404	(461)
Deferred revenue	7,810	1,319	1,094
Other current and long-term liabilities	(1,152)	2,462	1,458

Net cash provided by operating activities	49,226	27,690	24,758
Cash flows from investing activities:
Purchases of property, equipment and software	(16,147)	(12,178)	(9,509)
Acquisition of businesses, net of cash acquired	(91,231)	(71,941)	(15,167)
Intangible asset additions	(1,850)	—	—

Net cash used by investing activities	(109,228)	(84,119)	(24,676)

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discount and offering costs	(775)	155,946	—
Proceeds from notes payable	—	40,000	35,000
Payments on notes payable	(58,086)	(26,257)	(16,853)
Proceeds from revolving credit facility	50,312	—	(10,000)
Payments on revolving credit facility	(7,953)	—	—
Payments on capital lease obligations	(525)	(1,539)	(5,592)
Preferred stock dividend	—	(666)	(2,516)
Issuance of common stock	12,674	2,403	547
Excess tax benefit from stock options	(161)	161	—
Purchase of treasury stock	(2,180)	(20)	(489)

Net cash (used) provided by financing activities	(6,694)	170,028	97

Net (decrease) increase in cash and cash equivalents	(66,696)	113,599	179
Effect of exchange rate on cash	(41)	(16)	—
Cash and cash equivalents:
Beginning of period	118,010	4,427	4,248

End of period	$51,273	$118,010	$4,427

Supplemental cash flow information:
Cash paid for interest	$2,498	$5,268	$3,833

Cash paid for income taxes, net of refunds	$1,024	$193	$228

Non-cash financing activities:
Fixed assets acquired under capital leases	$—	$—	$2,462

Accrued dividends and accretion of preferred stock	$—	$3,030	$5,678

Conversion of preferred stock to common shares	$—	$73,761	$3,005

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheets as of December 31, 2011 and 2010 and the accompanying consolidated statements of operations and cash flows for each of the three years ended December 31, 2011 represent our financial position, results of operations and cash flows as of and for the periods then ended. The consolidated financial statements include the accounts of RealPage, Inc. and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenues for the years ended December 31, 2011, 2010 and 2009 were in North America.
Net long-lived assets held were $26.4 million and $24.0 million in North America, and $1.6 million and $0.5 million in our international subsidiaries at December 31, 2011 and 2010, respectively.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; purchase accounting allocations and related reserves; revenue and deferred revenue; stock-based compensation; and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates.

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
No single customer accounted for 5% or more of our revenue or accounts receivable for the years ended December 31, 2011, 2010 or 2009.
Fair Value of Financial Instruments
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of our debt and other long-term liabilities approximates their fair value. The fair value of debt was based upon our management’s best estimate of interest rates that would be available for similar debt obligations as of December 31, 2011 and 2010 and was consistent with the interest rates we received in connection with the refinancing of our debt obligations in December 2011.
Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value pursuant to a fair value hierarchy based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 —	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 —	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
Accounts Receivable
For several of our solutions, we invoice customers prior to the period in which service is provided. Accounts receivable represent trade receivables from customers when we have invoiced for software solutions and/or services and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer cancelling prior to the service being rendered. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends. As a result, a portion of our allowance is for services not yet rendered and, therefore, is charged as an offset to deferred revenue, which does not have an effect on the statement of operations. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. For certain transactions, we have met the requirements to recognize income in advance of physically invoicing the customer. In these instances, we record an asset for the amount that will be due from the customer upon invoicing.

Property, Equipment and Software
Property, equipment and software are recorded at cost less accumulated depreciation and amortization, which are computed using the straight-line method over the following estimated useful lives:

Leasehold improvements	1-10 years
Data processing and communications equipment	1-10 years
Furniture, fixtures and other equipment	1-5 years
Software	1-4 years
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
Goodwill and Other Intangible Assets with Indefinite Lives
We test goodwill and other intangible assets with indefinite lives for impairment separately on an annual basis in the fourth quarter of each year. Additionally, we will test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. The events and circumstances that we consider include significant under-performance relative to projected future operating results and significant changes in our overall business and/or product strategies. We evaluate impairment of goodwill by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required using a two-step process. The first step of the two-step test involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying amount of the goodwill of that reporting unit and determination of the impairment charge, if any. We evaluate other intangible assets with indefinite lives by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach model. For those intangible assets with indefinite lives that have been determined to be inseparable due to their interchangeable use, we have grouped into single units of accounting for purposes of testing for impairment. If the carrying amount of the other intangible assets with indefinite lives exceeds the fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. There was no impairment of goodwill or intangible assets with indefinite lives in 2011, 2010 or 2009.

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
Taxes collected from customers and remitted to governmental authorities are presented on a net basis.
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
As part of our risk mitigation services to the rental housing industry, we act as an insurance agent and derive commission revenue from the sale of insurance products to individuals. The commissions are based upon a percentage of the premium that the insurance company charges to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. If the policy is cancelled, our commissions are forfeited as a percent of the unearned premium. As a result, we recognize the commissions related to these services ratably over the policy term as the associated premiums are earned. Additionally, we earn a contingent commission based upon loss experience of the policies sold by us. Our estimate of this contingent commission is recorded quarterly based on actual and estimated claims and losses.
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
At each stock option grant date, we utilize peer group data to calculate our expected volatility. Expected volatility is based on historical volatility rates of publicly traded peers. Expected life is computed using the mid-point between the vesting period and contractual life of the options granted. The risk-free rate is based on the treasury yield rate with a maturity corresponding to the expected option life assumed at the grant date. Forfeiture rates are estimated using historical and expected future trends.
Changes to the underlying assumptions may have a significant impact on the underlying value of the stock options, which could have a material impact on our consolidated financial statements.
We have granted stock options at exercise prices believed to be equal to the fair market value of our common stock, as of the grant date. Given the absence of any active market for our common stock before our initial public offering, the fair market value of the common stock underlying stock options granted was determined by our compensation committee, with input from our management, and considered contemporaneous third-party valuations.
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
Capitalized Product Development Costs
We capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to external users, as well as software programs to be used solely to meet our internal needs. The costs incurred in the preliminary stages of development related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including costs of materials, services and payroll and payroll-related costs for employees, are capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. We capitalized $2.3 million and $1.4 million of product development costs during the years ended December 31, 2011 and 2010, respectively, and recognized amortization expense of $1.8 million, $1.3 million and $1.3 million during the years ended December 31, 2011, 2010 and 2009, respectively, included as a component of cost of revenue. Unamortized product development cost was $3.7 million and $3.2 million at December 31, 2011 and 2010, respectively. Our management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2011, 2010 or 2009.
Advertising Expenses
Advertising costs are expensed as incurred and totaled $11.0 million, $7.7 million and $5.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Accrued compensation, payroll taxes and benefits	$6,330	$6,946
Current portion of capital leases	65	525
Current portion of liabilities related to acquisitions	12,728	2,058
Other current liabilities	6,693	5,907

Total accrued expenses and other current liabilities	$25,816	$15,436

Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Capital leases, less current portion	$—	$65
Long-term liabilities related to acquisitions, less current portion	1,583	10,501
Other long-term liabilities	2,220	2,463

Total other long-term liabilities	$3,803	$13,029

Recently Issued Accounting Standards
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We adopted this accounting standard in the fourth quarter 2011.
In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. This accounting standard provides new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. We adopted this accounting standard in the fourth quarter 2011. This adoption does not have any impact on our financial position or results of operations.
In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations” effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. This accounting standard update clarifies SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted ASU 2010-29 during the first quarter of 2011. These requirements changed our annual pro forma disclosures for acquisitions which have historically included the impact on all comparable periods. ASU 2010-29 also changed our annual and quarterly pro forma disclosures to include a description and the related amount of material adjustments made to pro forma results as seen in Note 3 herein.
3. Acquisitions
2011 Acquisitions
In May 2011, we acquired substantially all of the assets of Compliance Depot, LLC (“Compliance Depot”) for approximately $22.5 million which included a cash payment of $19.2 million at closing and three deferred payments of $1.1 million each payable six, twelve and eighteen months after the acquisition date. The acquisition of Compliance Depot expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry. This acquisition was financed from proceeds from our initial public offering and cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
In July 2011, we acquired Senior-Living.com, Inc., operating under the name SeniorLiving.net (“SLN”), pursuant to an Agreement and Plan of Merger. The acquisition of SLN expands our lead generation capabilities into the senior living rental housing market. The preliminary purchase price consisted of a cash payment of $4.0 million at closing, additional cash payments of $0.5 million, half of which is due on each of the first and second anniversaries of the acquisition date, and an estimated cash payment payable (acquisition-related contingent consideration) and up to 400,000 shares of our common stock, in each case payable based on the achievement of certain revenue targets as defined in the purchase agreement. This acquisition was financed from proceeds from cash flows from operations. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.3 million. In addition, we recorded the fair value of the common shares of $8.4 million. These fair values were based on management’s estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment has a maximum value of $0.5 million. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets (a level 3 input). This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of December 31, 2011, our liability for the estimated cash payment was $0.3 million and the estimated fair value of the common stock was $8.4 million. During the three and twelve months ended December 31, 2011, there were no costs due to changes in the estimated fair value of the cash acquisition-related contingent consideration.
In August 2011, we acquired Multifamily Technology Solutions, Inc. (“MTS”), which owns the Internet listing service for rental properties called MyNewPlace, pursuant to an Agreement and Plan of Merger. MTS continued as the surviving corporation of the Merger and a wholly owned subsidiary of RealPage. The acquisition of MTS adds an Internet listing service for rental properties and expands our syndication and organic lead generation capabilities. This acquisition was financed from proceeds from our initial public offering, cash flows from operations and issuance of restricted common stock. The preliminary purchase price consisted of a cash payment of $64.0 million, including amount placed in escrow, net of cash acquired, 294,770 shares of RealPage restricted common stock and the assumption of MTS stock options exercisable for 349,693 shares of RealPage common stock. In addition, the purchase agreement included a put option on the restricted common shares, in which, if the average market price of our common shares falls below an established threshold, we will pay the difference between the average market price and the established threshold in cash. We established a liability of $1.2 million for the put option which is based on its estimated fair value at the acquisition date. We also recorded the fair value of the restricted common shares and the assumed stock options of $6.3 million and $3.6 million, respectively. The fair value of the restricted common shares was based on management’s estimate of the fair value of restricted common shares using a probability weighted discounted cash flow model. The fair values of the assumed stock options and the put option was based on the Black-Scholes option pricing model using inputs consistent with those used in the valuation of our stock options. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.8 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the put option on the restricted common shares will continue to be re-evaluated and recorded at an estimated fair value based on the changes in market prices of our common stock (a level 2 input). During the twelve months ended December 31, 2011, we recognized a gain of $0.6 million due to changes in the estimated fair value of the put option for restricted common shares. One of the minority shareholders of MTS is our customer. In connection with the distribution of the purchase price, we paid this customer for their proportion of the purchase price. This transaction was at arm’s length and is not related to the ongoing relationship with us.
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

We allocated the purchase price for MTS, SLN and Compliance Depot as follows:

			Compliance
	MTS	SLN	Depot
	(in thousands)
Intangible assets:
Developed product technologies	$2,280	$1,200	$382
Customer relationships	27,600	2,630	9,030
Tradenames	24,800	2,560	2,230
Goodwill	33,795	8,356	13,349
Deferred revenue	(164)	—	(2,380)
Net deferred taxes	(15,574)	(1,347)	—
Net other assets	2,210	(224)	(110)

Total purchase price, net of cash acquired	$74,947	$13,175	$22,501

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
In July 2010, we purchased 100% of the outstanding stock of eReal Estate Integration, Inc. (“eREI”) for approximately $8.6 million, net of cash acquired, which included a cash payment of $3.8 million and an estimated cash payment payable upon the achievement of certain revenue targets (acquisition-related contingent consideration) and the issuance of 499,999 restricted common shares, which vest as certain revenue targets are achieved as defined in the purchase agreement. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.8 million. In addition, we recorded the fair value of the restricted common shares of $3.3 million. These fair values were based on management’s estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment and the related restricted common shares have a maximum value of $1.8 million and $4.4 million, respectively. This acquisition was financed from proceeds from our revolving line of credit and cash flows from operations. The acquisition of eREI improved our lead management and lead syndication capabilities. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this transaction are not deductible for tax purposes. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets (a level 3 input). This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of December 31, 2011, our liability for the estimated cash payment was $0.7 million. During the twelve months ended December 31, 2011, we recognized a loss of $0.1 million due to changes in the estimated fair value of the cash acquisition-related contingent consideration.
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

Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for 2011 and 2010 as if the aforementioned acquisitions had occurred at the beginning of each period presented. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results.

	Year Ended December 31,
	2011	2010
	Pro Forma	Pro Forma
	(unaudited)	(unaudited)
Revenue:
On demand	$252,931	$203,699
On premise	6,581	9,295
Professional and other	11,962	10,079

Total revenue	271,474	223,073
Net (loss)	(3,664)	(3,052)
Net (loss) attributable to common stockholders:
Basic and diluted	(3,664)	(5,996)
Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.15)
Diluted	$(0.05)	$(0.15)
The acquisitions in 2011 and 2010 were financed with cash flows from operations and financing activities.
4. Property, Equipment and Software
Property, equipment and software consist of the following:

	December 31,
	2011	2010
	(in thousands)
Leasehold improvements	$9,924	$8,772
Data processing and communications equipment	38,926	31,712
Furniture, fixtures and other equipment	9,680	8,012
Software	31,266	26,617

	89,796	75,113
Less: Accumulated depreciation and amortization	(61,822)	(50,598)

Property, equipment and software, net	$27,974	$24,515

Depreciation and amortization expense for property, equipment and software was $12.9 million, $11.5 million and $10.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. This includes depreciation for assets purchased through capital leases.

5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill is as follows:

(in thousands)
Balance at December 31, 2009	27,366
Goodwill acquired	46,457
Other	62

Balance at December 31, 2010	73,885
Goodwill acquired	55,500
Other	(93)

Balance at December 31, 2011	$129,292

Other intangible assets consisted of the following at December 31, 2011 and 2010:

		December 31, 2011			December 31, 2010
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
	(in thousands)
Finite-lived intangible assets
Developed technologies	3 years	$25,963	$(14,847)	$11,116	$21,082	$(7,618)	$13,464
Customer relationships	1-10 years	74,233	(14,949)	59,284	34,923	(6,932)	27,991
Vendor relationships	7 years	5,650	(3,316)	2,334	5,650	(2,480)	3,170
Option to purchase building	1 year	—	—	—	131	(22)	109
Non-competition agreement	4-5 years	—	—	—	120	(112)	8

Total finite-lived intangible assets		105,846	(33,112)	72,734	61,906	(17,164)	44,742
Indefinite-lived intangible assets Tradenames		39,574	—	39,574	9,619	—	9,619

Total intangible assets		$145,420	$(33,112)	$112,308	$71,525	$(17,164)	$54,361

There was no impairment of goodwill or trade names indicated during 2011 or 2010. In the fourth quarter 2011, we paid $1.9 million to acquire domain names and other intangible assets. Amortization of finite-lived intangible assets was $16.2 million, $9.4 million and $4.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.
As of December 31, 2011, the following table sets forth the estimated amortization of intangible assets for the years ending December 31:

(in thousands)
2012	$16,222
2013	11,631
2014	10,539
2015	8,040
2016	6,384
6. Debt
In September 2009, we entered into a Credit Agreement (“Credit Agreement”), which provided for a $35.0 million term loan and a $10.0 million revolving line of credit. A portion of the proceeds from the Credit Agreement was used to repay the balance outstanding under our prior credit agreement. Prior to the June 2010 amendment discussed below, the term loan and revolving line of credit bore interest at rates of the greater of 7.5%, a stated rate of 5.0% plus LIBOR (or if greater, 2.5%) or a stated rate of 5.0% plus the bank’s prime rate (or, if greater than 3.5%, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). The term loan and revolving line of credit were collateralized by all of our personal property and subject to financial covenants, including meeting certain financial measures.
In February 2010, we entered into an amendment to the Credit Agreement. Under the terms of the amendment, the original term loan was increased by an additional $10.0 million. The related interest rates and maturity periods remained consistent with the terms of the Credit Agreement. Prior to the June 2010 amendment discussed below, we made principal payments on the term loan in quarterly installments of approximately $1.8 million.
In June 2010, we entered into a subsequent amendment to the Credit Agreement. Under the terms of the June 2010 amendment, an additional $30.0 million in delayed draw term loans was made available for borrowing until December 22, 2011. After the June 2010 amendment, the term loan and revolving line of credit bore interest at a stated rate of 3.5% plus LIBOR, or a stated rate of 0.75% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). After the June 2010 amendment and prior to the December 2011 amendment discussed below, principal payments on the term loan were paid in quarterly installments equal to 3.75% of the principal amount of term loans. In June and July 2010, we borrowed a total of $7.6 million from our revolving line of credit in order to partially facilitate an acquisition. Using the proceeds from our initial public offering, we repaid the outstanding balance of the revolver loan.

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
In November 2010, we increased our term loan by an additional $30.0 million by exercising the delayed draw provision established in June 2010. The related interest rates and maturity periods remained consistent with the previous amendments.
In February 2011, we entered into a subsequent amendment to the Credit Agreement. Under the terms of the February 2011 amendment, our revolving line of credit was increased from $10.0 million to $37.0 million. In addition, the interest rates on the term loan and revolving line of credit were amended to provide for a rate that was dependent on our leverage ratio and ranged from a stated rate of 2.75% to 3.25% plus LIBOR or, at our option, a stated rate of 0.0% to 0.5% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Prior to the December 2011 amendment discussed below, principal payments on the term loan and outstanding revolver balance remain consistent with the June 2010 amendment.
In December 2011, we entered into an Amended and Restated Credit Agreement that (“Restated Agreement”) to amend and restate the Credit Agreement. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the Credit Agreement into revolving loans. As of December 31, 2011, $50.3 million was outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. Revolving loans accrue interest at a per annum rate equal to, at the Company’s option, either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.00% to 0.25% in the case of prime rate loans, based upon the Company’s senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of an the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest as the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on December 30, 2015.
Debt issuance costs incurred in connection with the Credit Agreement, Credit Agreement amendments and the Restated Agreement are deferred and amortized over the remaining term of the arrangement. We have unamortized debt issuance costs of $1.3 million and $1.8 million at December 31, 2011 and 2010, respectively. As of December 31, 2011, we were in compliance with our debt covenants.
As of December 31, 2011, principal payments are due in the five years ending December 31 as follows:

(in thousands)
Year ending December 31,
2012	$—
2013	—
2014	—
2015	50,312
2016	—
7. Share-based Compensation
Our Amended and Restated 1998 Stock Incentive Plan (“Stock Incentive Plan”) and 2010 Equity Incentive Plan provides for awards which may be granted in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance units. Our board of directors periodically approves increases to the number of shares of common stock reserved for issuance under our 2010 Equity Incentive Plan.

Stock Option Plan
Stock options generally vest ratably over four years following the date of grant and expire ten years from the date of the grant. We also grant awards to our directors, generally in the form of stock options, in accordance with the Board of Directors Policy (“Board Plan”). The options generally vest immediately and have a four-year term. Should a director leave the board, we have the right to repurchase shares as if the options vested on a pro rata basis. In 2009, we began issuing options that vest over four years with 75% vesting ratably over 15 quarters and the remaining 25% vesting on the 16th quarter. All outstanding options were granted at exercise prices equal to or exceeding our estimate of the fair market value of our common stock at the date of grant.
In connection with our acquisition of MTS, on August 24, 2011, we assumed 349,693 nonqualified and incentive stock options granted from MTS’s 2005 Equity Incentive Plan (“MTS Plan”) for 96 employees. Assumed options were converted to equivalent share-based awards of RealPage based on the ratio of our fair market value of stock to the fair market value of MTS’s stock on the acquisition date. The number of shares and ratio of exercise price to market price were equitably adjusted to preserve the intrinsic value of the award as of immediately prior to the acquisition. The conversion was accounted for as a modification under the provisions of GAAP which did not result in an incremental increase in the fair value of the assumed option awards. The majority of assumed options vest over a four-year period at a rate of 25% or 20% after one year and then monthly on a straight-line basis thereafter while others vest ratably over a four-year period. Options granted generally are exercisable up to 10 years. No further options will be granted under the MTS Plan.
The following table summarizes stock option transactions under our 2010 Equity Plan, Stock Incentive Plan, MTS Plan and Board Plan:

			Weighted
		Range of	Average
	Number of	Exercise	Exercise
	Shares	Prices	Price
Balance at December 31, 2008	6,234,563	$2.00 - 7.00	$3.67
Granted	2,284,000	6.00	6.00
Exercised	(177,891)	2.00 - 6.00	3.05
Forfeited/cancelled	(411,943)	2.00 - 7.00	4.18

Balance at December 31, 2009	7,928,729	2.00 - 7.00	4.33
Granted	2,460,600	7.50-27.18	10.68
Exercised	(778,746)	2.00- 9.00	3.09
Forfeited/cancelled	(479,089)	2.00-27.18	6.21

Balance at December 31, 2010	9,131,494	2.00-27.18	6.05
Granted	1,477,250	19.73-29.50	24.09
Assumed MTS Plan	349,693	0.91-23.29	4.39
Exercised	(3,117,058)	0.91-27.18	4.07
Forfeited/cancelled	(548,532)	4.28-29.50	12.94
Expired	(1,379)	4.28 - 6.00	5.26

Balance, December 31, 2011	7,291,468	$0.91-29.50	$9.95

The weighted average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $11.87, $5.19 and $2.63, respectively. The aggregate intrinsic value of stock options exercised in the years ended December 31, 2011, 2010 and 2009 was $68.6 million, $22.9 million and $0.4 million, respectively. The aggregate intrinsic value of outstanding stock options was $112.9 million and $227.2 million as of December 31, 2011 and 2010, respectively. The aggregate intrinsic value of options exercisable was $68.3 million and $133.4 million as of December 31, 2011 and 2010, respectively.
The following table summarizes outstanding stock options that are vested and expected to vest, non-vested and stock options that are currently exercisable.

	December 31, 2011			December 31, 2010
	Fully Vested			Fully Vested
	and			and
	Expected to			Expected to
	Vest	Non-Vested	Exercisable	Vest	Non-Vested	Exercisable
Number of shares outstanding	7,274,630	3,809,498	3,481,970	8,744,854	4,211,068	4,920,426
Weighted average remaining contractual life	7.20	8.52	5.82	7.05	8.80	5.70
Weighted average price per share	$9.94	$13.82	$5.71	$5.90	$8.65	$3.82
As of December 31, 2011 and 2010, the total future compensation cost related to non-vested stock options to be recognized in the consolidated statement of operations was $24.3 million and $12.7 million, respectively, with a weighted average period over which these awards are expected to be recognized of 2.8 years and 2.1 years, respectively.

The total number of stock options that vested during the year ended December 31, 2011 and 2010 was 1,416,375 and 569,618, respectively. The fair value of these options was $35.8 million and $17.6 million, respectively.
Stock Option Valuation Assumptions
We have utilized the Black-Scholes option pricing model as the appropriate model for determining the fair value of stock-based awards. The awards granted were valued using the following assumptions:

Risk-free interest rates	0.9-5.1%
Expected option life (in years)	5-6
Dividend yield	0%
Expected volatility	49-60%
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
Restricted Stock Awards
Restricted stock is an award that entitles the holder to receive shares of our common stock as the award vests. The fair value of each restricted stock award is based on the closing common stock price on the date of grant. Our time-based restricted stock awards generally vest ratably over four years following the date of grant and expire ten years from the date of the grant. Compensation expense for time-based restricted stock awards is recognized over the vesting period on a straight-line basis. We have also granted certain employees performance-based restricted stock awards. These shares vest dependent upon attainment of various levels of performance that equal or exceed targeted levels and generally vest in their entirety two years from the date of grant. Compensation expense for performance-based restricted stock awards is recognized based on the probability of achievement of the performance condition. As of December 31, 2011, there was $22.4 million and $5.7 million of unrecognized compensation cost related to time-based restricted stock awards and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 3.2 years and 0.8 years, respectively.
A summary of time-based restricted share awards’ activity is presented in the table below.

		Weighted
	Number of	Average
	Shares	Price
Balance at December 31, 2009	100,000	$5.04
Granted	274,132	19.21
Vested	(51,332)	5.10
Forfeited/cancelled	(1,100)	27.18

Balance at December 31, 2010	321,700	20.54
Granted	1,063,085	23.92
Vested	(197,990)	21.48
Forfeited/cancelled	(186,519)	21.60

Balance at December 31, 2011	1,000,276	$24.54

A summary of performance-based restricted share awards’ activity is presented in the table below.

		Weighted
	Number of	Average
	Shares	Price
Balance at December 31, 2009	161,173	$5.04
Granted	564,000	27.18
Vested	—	—
Forfeited/cancelled	(3,146)	5.04

Balance at December 31, 2010	722,027	22.33
Granted	20,646	25.77
Vested	(209,086)	19.97
Forfeited/cancelled	—	—

Balance at December 31, 2011	533,587	$23.39

The aggregate intrinsic value of time-based and performance-based restricted stock awards was $25.2 million and $13.5 million as of December 31, 2011, respectively.
Stock Purchase Warrants
We issued a five-year warrant to purchase 25,000 and 12,500 shares of common stock at $2.00 per share in connection with 2004 and 2005 amendments to our prior credit facility. In May 2009, the warrant to purchase 25,000 shares was automatically net exercised for 15,808 shares of common stock. In March 2010, the warrant to purchase 12,500 shares was automatically net exercised for 8,790 shares of common stock. As of December 31, 2011, we have no warrants outstanding.
8. Commitments and Contingencies
Lease Commitments
We lease office space and equipment under capital and operating leases that expire at various times through 2016. We recognize lease expense for these leases on a straight-line basis over the lease terms.
The assets under capital lease are as follows:

	December 31,
	2011	2010
	(in thousands)
Data processing and communications equipment	$5,655	$5,666
Software	5,903	5,903

	11,558	11,569
Less: Accumulated depreciation and amortization	(11,298)	(9,610)

Assets under capital lease, net	$260	$1,959

Aggregate annual rental commitments at December 31, 2011, under operating leases with initial or remaining non-cancelable lease terms greater than one year and capital leases are as follows:

		Operating
	Capital Leases	Leases
	(in thousands)
2012	$65	$6,593
2013	—	6,149
2014	—	5,529
2015	—	5,444
2016	—	4,198
Thereafter	—	—

Total Minimum lease payments	$65	$27,913

Less amount representing average interest at 4.5%	—

	65
Less current portion	(65)

Long-term portion	$—

Rent expense was $7.4 million, $6.5 million and $5.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2011 or 2010.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of December 31, 2011 or 2010.
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
On January 24, 2011, Yardi Systems, Inc. (“Yardi”) filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. and filed a First Amended Complaint on August 12, 2011. On March 28, 2011, we filed an answer and counterclaims, on May 18, 2011, we filed amended counterclaims, on September 2, 2011, we filed Second Amended Counterclaims and on September 12, 2011, we filed an answer to Yardi’s First Amended Complaint. Yardi has also filed a pending motion to dismiss several of our counterclaims which we have opposed. On February 13, 2012, the Court denied Yardi’s motion with respect to all claims except for a portion of one of our claims for intentional interference with contract, as to which dismissal was granted. Accordingly, RealPage will move forward with its claims against Yardi. We currently expect trial in this case to be scheduled for late September 2012. We intend to defend this case and pursue our counterclaims vigorously. It is not possible to predict the outcome of this case, and as such, we have not recorded a contingent liability as we do not believe an unfavorable outcome is probable or reasonably estimated as of December 31, 2011.
We are involved in other litigation matters not listed above but we do not consider the matters to be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related thereto unfold.
9. Funds Held for Others
In connection with our payment processing services, we collect tenant funds and subsequently remit these tenant funds to our customers after varying holding periods. These funds are settled through our Originating Depository Financial Institution (“ODFI”) custodial account at a major bank. The ODFI custodial account balances were $18.1 million and $14.5 million at December 31, 2011 and 2010, respectively. The ODFI custodial account balances are included in our consolidated balance sheets as restricted cash. The corresponding liability for these custodial balances is reflected as customer deposits. In connection with the timing of our payment processing services, we are exposed to credit risk in the event of nonperformance by other parties, such as returned checks. We utilize credit analysis and other controls to manage the credit risk exposure. We have not experienced any credit losses to date. Any expected losses are included in our accounts receivable allowances on our consolidated balance sheet.
In January 2007, we established a wholly owned subsidiary, RealPage Payment Processing Services, Inc. (“RPPS”), a bankruptcy-remote, special-purpose entity, and transferred the ODFI custodial accounts and all ACH transaction processing responsibilities to RPPS. We provide processing and administrative services to RPPS through a services agreement.
The obligations of RPPS under the ODFI custodial account agreement are guaranteed by us.

In connection with our resident insurance products, we collect premiums from policy holders and subsequently remit the premium, net of our commission, to the underwriter. We maintain separate accounts for these transactions. We had $0.9 million and $0.9 million in restricted cash for the periods ended December 31, 2011 and 2010, respectively, and $0.8 million and $0.8 million in customer deposits related to these insurance products for periods ended December 31, 2011 and 2010, respectively.
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
Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred cumulative dividends, between the holders of common stock and Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred. Diluted net income per share attributable to common stockholders is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options using the treasury stock method. Weighted average shares from common share equivalents in the amount of 3,180,852 shares and 2,683,398 shares were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the years ended December 31, 2011 and 2010, respectively.
The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(1,231)	$67	$28,429
8% cumulative dividends on participating preferred stock	—	(2,944)	(5,521)
Undistributed earnings allocated to participating preferred and restricted stock	—	—	(12,297)

Net (loss) income attributable to common stockholders — basic and diluted	$(1,231)	$(2,877)	$10,611
Denominator:
Basic:
Weighted average common shares used in computing basic net (loss) income per share	68,480	39,737	23,934
Diluted:
Weighted average common shares used in computing basic net (loss) income per share	68,480	39,737	23,934
Add weighted average effect of dilutive securities:
Stock options	—	—	1,531

Stock warrants	—	—	46

Weighted average common shares used in computing diluted net (loss) income per share	68,480	39,737	25,511
Net (loss) income per common share:
Basic	$(0.02)	$(0.07)	$0.44
Diluted	$(0.02)	$(0.07)	$0.42

11. Income Taxes
The domestic and foreign components of income (loss) before provision for income taxes were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Domestic	(926)	119	2,111
Foreign	(515)	667	290

Total	(1,441)	786	2,401

Our (benefit) provision for income taxes consisted of the following components:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	—	—	—
State	$225	$384	$231
Foreign	70	405	49

Total current taxes	295	789	280
Deferred:
Federal	299	263	(25,147)
State	(626)	(15)	(1,161)
Foreign	(178)	(318)	—

Total deferred taxes	(505)	(70)	(26,308)

Total income tax provision (benefit)	$(210)	$719	$(26,028)

The reconciliation of our income tax (benefit) expense computed at the U.S. federal statutory tax rate to the actual income tax (benefit) expense is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Expense derived by applying the Federal income tax rate to (loss) income before taxes	$(504)	$275	$837
State income tax, net of federal benefit	146	202	152
Foreign income tax	215	(78)	(50)
Change in valuation allowance	(660)	2,343	(27,036)

Benefits of assets not previously recognized	(97)	(2,343)	—

Nondeductible expenses	674	337	166
Stock Based Compensation	137	—	—
Tax credits	53	(87)	—
Changes in tax rates	(138)	33	—
Other	(36)	37	(97)

	$(210)	$719	$(26,028)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Stock-based compensation	$6,945	$3,625
Reserves and accrued liabilities	6,579	7,337
Net operating loss carryforwards	31,604	24,680

Total gross deferred tax assets	45,128	35,642
Deferred tax asset valuation allowance	(9,229)	(6,870)

Deferred tax assets	35,899	28,772
Deferred tax liabilities
Property, equipment, and software	(5,448)	(3,476)
Other	(1,664)	(824)
Intangible assets	(25,976)	(5,621)

Total deferred tax liabilities	(33,088)	(9,921)

Net deferred tax assets/(liabilities)	$2,811	$18,851

The net increase in valuation allowance for the years ended December 31, 2011 was $2.4 million, $3.2 million relating to our acquisition of MTS and SLN and $(0.8) million relating to various state net operating losses for which the benefit we have determined is more likely than not to be realized.
Our management periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. The determination of the level of valuation allowance at December 31, 2011 is based on an estimated forecast of future taxable income which includes many judgments and assumptions. Accordingly, it is at least reasonably possible that future changes in one or more assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.
The acquisition of the stock of SLN and MTS resulted in an additional net deferred tax liability of $16.5 million. This net liability includes a deferred tax liability of $24.1 million related to intangibles that are not amortizable for tax purposes, a deferred tax asset, net of valuation allowance, of $6.4 million related to net operating loss carryforwards and other miscellaneous deferred tax assets of $1.2 million.
Our largest deferred tax assets are our federal and state net operating loss carryforwards of $163.5 million and $5.3 million respectively. The federal net operating losses will begin to expire in 2020 and the state net operating losses will begin to expire in 2012. Of the total net operating loss carryforwards, approximately $78.9 million is attributable to deductions originating from the exercise of non-qualified employee stock options, the benefit of which will be credited to paid-in capital and deferred tax asset when realized.
In connection with our acquisition of MTS on August 24, 2011, we assumed incentive stock options (“ISOs”) granted from the MTS Plan. No tax benefit is recognized for stock-based compensation attributable to ISOs until there is a disqualifying disposition, if any, for income tax purposes. A portion of our stock-based compensation is attributable to ISO shares; therefore, our effective tax rate is subject to fluctuation.
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
Our current state tax expense of $0.2 million is comprised of current tax expense in jurisdictions where the utilization of current net operating losses is temporarily suspended and where tax is considered an income tax for financial reporting purposes but is assessed on adjusted gross revenue rather than adjusted net income.
Our subsidiary in Hyderabad, India benefited from a tax holiday granted under the Software Technology Parks of India program. This holiday began upon commencement of business operations in 2008 and expired on March 31, 2011. During this holiday period we were required to pay a minimum alternative tax which is available to reduce our post holiday tax liability.
Our subsidiary in Manila, Philippines currently benefits from an income tax holiday incentives in the Philippines pursuant to the registrations with the Philippine Economic Zone Authority, or PEZA. Under such PEZA registrations, the income tax holiday of our PEZA-registered project in the Philippines expires in 2015. The expiration of this tax holiday will increase our effective income tax rate.
No provision has been made for U.S federal and state income taxes on the undistributed earnings of approximately $0.5 million relating to our foreign subsidiaries as such earnings are expected to be reinvested and are considered permanent in duration. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings in the subsidiaries.
Uncertain Tax Positions
At December 31, 2011 and 2010, we had no unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense, and as of December 31, 2011 and 2010, there were no accrued interest and penalties.

We file consolidated and separate tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and two foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2008 and are no longer subject to state and local income tax examinations by tax authorities for years before 2007. However, net operating losses from all years continue to be subject to examinations and adjustments for at least three years following the year in which the attributes are used. We are not currently under audit for federal, state or any foreign jurisdictions.
12. Employee Benefit Plans
In 1998, our board of directors approved a defined contribution plan that provides retirement benefits under the provisions of Selection 401(k) of the Internal Revenue Code. Our 401(k) Plan (“Plan”) covers substantially all employees who meet a minimum service requirement. Under the Plan, we can elect to make voluntary contributions. Contributions of $0.7 million, $0.5 million and $0.4 million were made by us for the years ended December 31, 2011, 2010 and 2009, respectively.
13. Subsequent Event
In January 2012, we acquired substantially all of the operating assets of Vigilan, Incorporated (“Vigilan”). A provider of assisted living software-as-a-service, Vigilan products allow assisted living communities to monitor and schedule detailed care, manage labor costs, provide accurate billing as well as compliance tools through its comprehensive compliance module. We plan to integrate Vigilan with our existing senior living software solutions. We acquired Vigilan for a purchase price of $5.0 million consisting of a cash payment of $4.0 million and two additional cash payments of up to $0.5 million each due 12 months and 24 months after the acquisition date. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing due to the pending completion of the valuation of intangible assets.
14. Selected Quarterly Financial Data (unaudited)

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	(in thousands)
Revenue:
On demand	$66,695	$62,765	$57,039	$52,937	$49,285	$43,097	$40,089	$37,207
On premise	1,536	1,772	1,628	1,645	2,126	2,127	2,424	1,868
Professional and other	2,910	3,118	2,968	2,966	2,648	2,804	2,296	2,303

Total revenue	71,141	67,655	61,635	57,548	54,059	48,028	44,809	41,378
Gross profit	43,502	40,070	35,825	32,865	31,610	27,825	26,275	23,520
Net income (loss)	$241	$(1,106)	$282	$(648)	$(186)	$292	$164	$(203)

Net income (loss) attributable to common stockholders
Basic and Diluted	$241	$(1,106)	$282	$(648)	$(186)	$(327)	$(807)	$(1,353)
Net income (loss) per share attributable to common stockholders
Basic and Diluted	$0.00	$(0.02)	$0.00	$(0.01)	$0.00	$(0.01)	$(0.03)	$(0.05)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm
Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate.
Under supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our evaluation using criteria set by COSO, management concluded internal control over financial reporting was effective as of December 31, 2011.
We acquired SeniorLiving.net in July 2011 and Multifamily Technology Solutions, Inc. in August 2011. Management has excluded the operations of these businesses from its assessment of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2011. These businesses represent 29.3% and 4.0% of our total assets and revenues, respectively, as of December 31, 2011. We plan to fully integrate the operations of these businesses into our assessment of the effectiveness of internal control over financial reporting in 2012.
The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which is stated in their report included in Part II Item 8 of this Annual Report.
Changes in Internal Controls
There were no significant changes in our internal control over financial reporting during the twelve months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 11.	Executive Compensation.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 14.	Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) Financial Statements
(1) The financial statements filed as part of this report are listed on the index to financial statements.
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
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
REALPAGE, INC.
December 31, 2011
(in thousands)
Allowance for Doubtful Accounts

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Year	Expenses	Deduction(1)	Year
Year ended December 31:
2009	$2,895	616	(1,289)	2,222
2010	$2,222	1,944	(2,796)	1,370
2011	$1,370	1,677	(2,068)	979

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carrollton, State of Texas, on this 24 day of February 2012.

REALPAGE, INC.
By:	/s/ Stephen T. Winn
Stephen T. Winn
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen T. Winn Stephen T. Winn	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	February 24, 2012

/s/ Timothy J. Barker Timothy J. Barker	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2012

/s/ Alfred R. Berkeley, III Alfred R. Berkeley, III	Director	February 24, 2012

/s/ Richard M. Berkeley Richard M. Berkeley	Director	February 24, 2012

/s/ Peter Gyenes Peter Gyenes	Director	February 24, 2012

/s/ Jeffrey T. Leeds Jeffrey T. Leeds	Director	February 24, 2012

/s/ Jason A. Wright Jason A. Wright	Director	February 24, 2012

/s/ Scott S. Ingraham Scott S. Ingraham	Director	February 24, 2012

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger among the Registrant, Multifamily Technology Solutions, Inc., RP Newco IV, Inc. and Shareholder Representative Services LLC as Representative, dated August 22, 2011	8-K	08/23/2011	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	07/26/2010	3.2

3.2	Amended and Restated Bylaws of the Registrant	S-1	07/26/2010	3.4

4.1	Form of Common Stock certificate of the Registrant	S-1	07/26/2010	4.1

4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	04/29/2010	4.2

4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	04/29/2010	4.3

4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010	10-Q	11/05/2010	4.4

4.5	Registration Rights Agreement among the Registrant and certain stockholders, dated August 24, 2011	10-Q	11/08/2011	4.5

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers	S-1	04/29/2010	10.1

10.2	Amended and Restated 1998 Stock Incentive Plan+	S-1	04/29/2010	10.2

10.3	Amended and Restated 1998 Stock Incentive Plan (June 2010) +	S-1	06/07/2010	10.2G

10.4	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	04/29/2010	10.2A, 10.2B, 10.2C, 10.2D

10.5	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	06/07/2010	10.2E, 10.2F, 10.2H

10.6	Form of Director’s Nonqualified Stock Option Agreement+	S-1	04/29/2010	10.3

10.7	Form of Notice of Grant of Restricted Shares (Outside Directors) +	S-1	06/07/2010	10.49

10.8	2010 Equity Incentive Plan+	S-1	07/26/2010	10.4

10.9	Amendment No. 1 to 2010 Equity Incentive Plan+	8-K	02/24/2011	10.3

10.10	Forms of Stock Option Award Agreements and Restricted Stock Award Agreements approved for use under the 2010 Equity Incentive Plan+	S-8	08/17/2010	4.6, 4.7, 4.8, 4.9

10.11	Stand-Alone Stock Option Agreement between the Registrant and Peter Gyenes, dated February 25, 2010+	S-1	04/29/2010	10.7

10.12	Non-Qualified Stock Option Agreement (Second Series) under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated October 27, 2005+	S-1	04/29/2010	10.8

10.13	Non-Qualified Stock Option Agreement (Second Series) under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated February 26, 2009+	S-1	04/29/2010	10.9

10.14	Notice of Stock Option Grant under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated February 25, 2010+	S-1	04/29/2010	10.10

10.15	Notice of Stock Option Grant under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Margot Lebenberg, dated May 12, 2010+	S-1	06/07/2010	10.52

10.16	Form of 2010 Management Incentive Plan (as revised May 2010) +	S-1	06/07/2010	10.6A

10.17	Form of 2011 Management Incentive Plan+	8-K	02/24/2011	10.2

10.18	Employment Agreement between the Registrant and Stephen T. Winn, dated December 30, 2003+	S-1	04/29/2010	10.11

10.19	Employment Agreement between the Registrant and Timothy J. Barker, dated October 31, 2005+	S-1	04/29/2010	10.12

10.20	Amendment to Employment Agreement between the Registrant and Timothy J. Barker, dated January 1, 2010+	S-1	04/29/2010	10.13

10.21	Employment Agreement between the Registrant and Ashley Chaffin Glover, dated March 3, 2005+	S-1	04/29/2010	10.16

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.22	Employment Agreement between Multifamily Internet Ventures, LLC and Dirk D. Wakeham, dated April 12, 2007 and amended April 12, 2007+	S-1	04/29/2010	10.17

10.23	Employment Agreement between the Registrant and Jason Lindwall, dated January 8, 2008+	S-1	06/07/2010	10.50

10.24	Employment Agreement between the Registrant and Margot Lebenberg, dated May 12, 2010+	S-1	06/07/2010	10.51

10.25	Employment Release Agreement between the Registrant and William Van Valkenberg, dated June 8, 2010+	S-1	07/02/2010	10.53

10.26	Employment Agreement between the Registrant and Kurt Twining, dated July 5, 2011	10-Q	11/08/2011	10.2

10.27	Employment Agreement 409A Addendum between the Registrant and Stephen T. Winn, dated November 5, 2010+	10-Q	11/05/2010	10.5

10.28	Employment Agreement 409A Addendum between the Registrant and Timothy J. Barker, dated November 5, 2010+	10-Q	11/05/2010	10.6

10.29	Employment Agreement 409A Addendum between the Registrant and Ashley Chaffin Glover, dated November 5, 2010+	10-Q	11/05/2010	10.7

10.30	Employment Agreement 409A Addendum between the Registrant and Dirk Wakeham, dated November 5, 2010+	10-Q	11/05/2010	10.8

10.31	Employment Agreement 409A Addendum between the Registrant and Margot Lebenberg, dated November 5, 2010+	10-Q	11/05/2010	10.9

10.32	Employment Agreement 409A Addendum between the Registrant and Jason Lindwall, dated November 5, 2010+	10-Q	11/05/2010	10.10

10.33	Credit Agreement among the Registrant, Wells Fargo Foothill, LLC and Comerica Bank dated, September 3, 2009	S-1	04/29/2010	10.18

10.34	Security Agreement among the Registrant, OpsTechnology, Inc., Multifamily Internet Ventures, LLC, Starfire Media, Inc., RealPage India Holdings, Inc. and Wells Fargo Foothill, LLC, dated September 3, 2009	S-1	04/29/2010	10.19

10.35	General Continuing Guaranty among OpsTechnology, Inc., Multifamily Internet Ventures, LLC, Starfire Media, Inc., RealPage India Holdings, Inc. and Wells Fargo Foothill, LLC, dated September 3, 2009	S-1	04/29/2010	10.20

10.36	Waiver and First Amendment to Credit Agreement among the Registrant, Wells Fargo Foothill, LLC and Comerica Bank, dated September 16, 2009	S-1	04/29/2010	10.21

10.37	General Continuing Guaranty between A.L. Wizard, Inc. and Wells Fargo Foothill, LLC, dated September 25, 2009	S-1	04/29/2010	10.22

10.38	Waiver and Second Amendment to Credit Agreement among the Registrant, Wells Fargo Foothill, LLC and Comerica bank, dated October 15, 2009	S-1	04/29/2010	10.23

10.39	General Continuing Guarantee between Propertyware, Inc. and Wells Fargo Foothill, LLC, dated November 6, 2009	S-1	04/29/2010	10.24

10.40	Supplement No. 2 to Security Agreement between Propertyware, Inc. and Wells Fargo Foothill, LLC, dated November 6, 2009	S-1	04/29/2010	10.25

10.41	Consent and Third Amendment to Credit Agreement among the Registrant, Wells Fargo Foothill, LLC, and Comerica Bank dated December 23, 2009	S-1	04/29/2010	10.26

10.42	Waiver, Consent and Fourth Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank dated February 10, 2010	S-1	04/29/2010	10.27

10.43	General Security Agreement between 43642 Yukon, Inc. and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated February 10, 2010	S-1	04/29/2010	10.28

10.44	Guarantee between 43642 Yukon, Inc. and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated February 10, 2010	S-1	04/29/2010	10.29

10.45	Share Pledge between the Registrant and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated February 10, 2010	S-1	04/29/2010	10.30

10.46	Consent and Fifth Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated June 22, 2010	S-1	07/02/2010	10.54

10.47	Sixth Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated June 22, 2010	S-1	07/28/2010	10.55

10.48	Seventh Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated September 30, 2010	10-Q	11/05/2010	10.3

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.49	Consent and Eighth Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated November 3, 2010	10-Q	11/05/2010	10.4

10.50	Ninth Amendment to Credit Agreement among RealPage, Inc., Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated February 23, 2011.	8-K	02/24/2011	10.1

10.51	Consent and Tenth Amendment to Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Comerica Bank, dated August 24, 2011	10-Q	11/08/2011	10.1

10.52	Form of Unsecured Subordinated Promissory Note (April 2010)	S-1	04/29/2010	10.37

10.53	Schedule of Holders of Unsecured Subordinated Promissory Notes (April 2010)	S-1	04/29/2010	10.37A

10.54	Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated July 23, 1999	S-1	04/29/2010	10.39

10.55	First Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated November 29, 1999	S-1	04/29/2010	10.40

10.56	Second Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated January 30, 2006	S-1	04/29/2010	10.41

10.57	Third Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated August 28, 2006	S-1	04/29/2010	10.42

10.58	Fourth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated November 2007	S-1	04/29/2010	10.43

10.59	Fifth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated February 4, 2009	S-1	04/29/2010	10.44

10.60	Sixth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated March 30, 2009	S-1	04/29/2010	10.45

10.61	Lease Agreement between the Registrant and Savoy IBP 8, Ltd., dated August 28, 2006	S-1	04/29/2010	10.46

10.62	First Amendment to Lease Agreement among the Registrant, ARI-International Business Park, LLC, ARI — IBP 1, LLC, ARI — IBP 2, LLC, ARI — IBP 3, LLC, ARI — IBP 4, LLC, ARI — IBP 5, LLC, ARI — IBP 6, LLC, ARI — IBP 7, LLC, ARI — IBP 8, LLC, ARI — IBP 9, LLC, ARI — IBP 11, LLC and ARI — IBP 12, LLC, dated December 28, 2009	S-1	04/29/2010	10.47

10.63	Master Services Agreement between the Registrant and DataBank Holdings Ltd., dated May 31, 2007†	S-1	07/02/2010	10.48

10.64	Amended and Restated Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC, Comerica Bank and the other lenders party thereto, dated December 22, 2011	8-K	12/27/11	10.1

10.65	First Amendment to Security Agreement among the Registrant and Wells Fargo Capital Finance, LLC and the other grantors party thereto, dated December 22, 2011*					X

21.1	Subsidiaries of the Registrant*					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

101.INS	Instance††					X

101.SCH	Taxonomy Extension Schema††					X

101.CAL	Taxonomy Extension Calculation††					X

101.LAB	Taxonomy Extension Labels††					X

101.PRE	Taxonomy Extension Presentation††					X

101.DEF	Taxonomy Extension Definition††					X

+	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith

†
Confidential treatment was granted by the Securities and Exchange Commission for portions of this exhibit. These portions have been omitted from the report and submitted separately to the Securities and Exchange Commission.

††
In accordance with Rule 406T of Regulation S-T, the information in this exhibits is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.