Form 10-Q
period 2012-03-31
REALPAGE INC
filed 2012-05-07
CIK 1286225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-34846

RealPage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2788861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 International Parkway Carrollton, Texas	75007-1951
(Address of principal executive offices)	(Zip Code)

(972) 820-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 13, 2012
Common Stock, $0.001 par value	73,430,342

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

REALPAGE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,575	$51,273
Restricted cash	22,557	19,098
Accounts receivable, less allowance for doubtful accounts of $1,192 and $979 at March 31, 2012 and December 31, 2011, respectively	42,648	43,883
Deferred tax asset, net of valuation allowance	225	272
Other current assets	10,069	10,232

Total current assets	125,074	124,758
Property, equipment, and software, net	28,224	27,974
Goodwill	131,901	129,292
Identified intangible assets, net	110,507	112,308
Deferred tax asset, net of valuation allowance	2,008	2,539
Other assets	4,439	3,194

Total assets	$402,153	$400,065

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,043	$12,218
Accrued expenses and other current liabilities	29,029	25,816
Current portion of deferred revenue	55,075	57,325
Customer deposits held in restricted accounts	22,478	19,017

Total current liabilities	114,625	114,376
Deferred revenue	9,579	8,693
Revolving credit facility	45,000	50,312
Other long-term liabilities	3,649	3,803

Total liabilities	172,853	177,184
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 73,916,813 and 73,115,779 shares issued and 73,433,527 and 72,701,571 shares outstanding at March 31, 2012 and December 31, 2011, respectively	74	73
Additional paid-in capital	322,712	316,964
Treasury stock, at cost: 483,286 and 414,208 shares at March 31, 2012 and December 31, 2011, respectively	(4,184)	(3,138)
Accumulated deficit	(89,241)	(90,961)
Accumulated other comprehensive loss	(61)	(57)

Total stockholders’ equity	229,300	222,881

Total liabilities and stockholders’ equity	$402,153	$400,065

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
On demand	$70,718	$52,937
On premise	1,416	1,645
Professional and other	2,283	2,966

Total revenue	74,417	57,548
Cost of revenue(1)	30,613	24,683

Gross profit	43,804	32,865
Operating expense:
Product development(1)	11,313	10,316
Sales and marketing(1)	16,806	12,794
General and administrative(1)	12,303	9,776

Total operating expense	40,422	32,886

Operating income (loss)	3,382	(21)
Interest expense and other, net	(636)	(1,166)

Income (loss) before income taxes	2,746	(1,187)

Income tax expense (benefit)	1,026	(539)

Net income (loss)	$1,720	$(648)

Net income (loss) per share
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)
Weighted average shares used in computing net income (loss) per share
Basic	70,590	66,800
Diluted	73,170	66,800

(1)	Includes stock-based compensation expense as follows:

Cost of revenue	$689	$298
Product development	1,062	980
Sales and marketing	737	2,733
General and administrative	1,500	842

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net Income (Loss)	$1,720	$(648)
Other comprehensive loss – foreign currency translation adjustment	(4)	(12)

Comprehensive Income (Loss)	$1,716	$(660)

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2011	73,116	$73	$316,964	$(57)	$(90,961)	(414)	$(3,138)	$222,881
Foreign currency translation	—	—	—	(4)	—	—	—	(4)
Net income	—	—	—	—	1,720	—	—	1,720
Exercise of stock options	340	1	1,760	—	—	—	—	1,761
Treasury stock purchase, at cost	—	—	—	—	—	(69)	(1,046)	(1,046)
Issuance of restricted stock	461	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,988	—	—	—	—	3,988

Balance as of March 31, 2012	73,917	$74	$322,712	$(61)	$(89,241)	(483)	$(4,184)	$299,300

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,720	$(648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,878	6,773
Deferred tax expense (benefit)	578	(778)
Stock-based compensation	3,988	4,853
Loss on disposal of assets	178	397
Acquisition-related contingent consideration	430	62
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	1,302	27
Customer deposits	2	17
Other current assets	(713)	977
Other assets	(1,248)	(654)
Accounts payable	(890)	1,065
Accrued compensation, taxes and benefits	(593)	(1,630)
Deferred revenue	(1,398)	357
Other current and long-term liabilities	(332)	(1,557)

Net cash provided by operating activities	10,902	9,261
Cash flows from investing activities:
Purchases of property, equipment and software	(3,560)	(1,954)
Acquisition of businesses, net of cash acquired	(4,303)	(184)
Acquisition of intangible assets	(75)	—

Net cash used by investing activities	(7,938)	(2,138)

Cash flows from financing activities:
Stock issuance costs from public offerings	—	(775)
Payments on notes payable	—	(2,695)
Payments on revolving credit facility	(5,312)	—
Payments on capital lease obligations	(61)	(266)
Issuance of common stock	1,761	3,044
Purchase of treasury stock	(1,046)	(186)

Net cash used by financing activities	(4,658)	(878)

Net (decrease) increase in cash and cash equivalents	(1,694)	6,245
Effect of exchange rate on cash	(4)	(12)
Cash and cash equivalents:
Beginning of period	51,273	118,010

End of period	$49,575	$124,243

Supplemental cash flow information:
Cash paid for interest	$526	$687

Cash paid for income taxes, net of refunds	$17	$413

See accompanying notes.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	The Company

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading.

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

It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 24, 2012 (“Form 10K”).

Segment and Geographic Information

Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.

Principally, all of our revenue for the three months ended March 31, 2012 and 2011 was in North America.

Net long-lived assets held were $25.5 million and $26.4 million in North America and $2.7 million and $1.6 million in our international subsidiaries at March 31, 2012 and December 31, 2011, respectively.

Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include: the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; fair value measurements; purchase accounting allocations and related reserves; revenue and deferred revenue; stock-based compensation; and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates. For greater detail regarding these accounting policies and estimates, refer to our Form 10-K.

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

No single customer accounted for 5% or more of our revenue or accounts receivable for the three months ended March 31, 2012 or 2011.

Recently Issued Accounting Standards

Based on our evaluation of recently issued accounting standards, there were no standards issued during the first quarter of 2012 that would materially impact our financial position, results of operations or related disclosures.

3.	Acquisitions

2012 Acquisitions

In January 2012, we acquired substantially all of the operating assets of Vigilan, Incorporated (“Vigilan”). A provider of assisted living software-as-a-service, Vigilan products allow assisted living communities to monitor and schedule detailed care, manage labor costs, provide accurate billing as well as compliance tools through its comprehensive compliance module. This asset acquisition allows us to integrate Vigilan with existing senior living software solutions to further expand the RealPage Senior Living product offerings. We acquired Vigilan for a purchase price of $5.0 million consisting of a cash payment of $4.0 million and two additional cash payments of up to $0.5 million each due 12 months and 24 months after the acquisition date. The $1.0 million withheld from the purchase consideration is subject to a downward adjustment if certain revenue targets are not met for the six months ended June 30, 2012. The fair value of the future cash payment will be re-evaluated until June 30, 2012. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. All direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

We have preliminarily allocated the purchase price for Vigilan as follows:

(in thousands)
Intangible assets:
Developed product technologies	$1,430
Customer relationships	1,150
Goodwill	2,454
Net other assets	(34)

Total purchase price	$5,000

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

In July 2011, we acquired Senior-Living.com, Inc., operating under the name SeniorLiving.net (“SLN”), pursuant to an Agreement and Plan of Merger. The acquisition of SLN expands our lead generation capabilities into the senior living rental housing market. The preliminary purchase price consisted of a cash payment of $4.0 million at closing, additional cash payments of $0.5 million, half of which is due on each of the first and second anniversaries of the acquisition date, and an estimated cash payment payable (acquisition-related contingent consideration) and up to 400,000 shares of our common stock, in each case payable based on the achievement of certain revenue targets as defined in the purchase agreement. This acquisition was financed from proceeds from cash flows from operations. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.3 million. In addition, we recorded the fair value of the common shares of $8.4 million. These fair values were based on management’s estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment has a maximum value of $0.5 million. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets (a level 3 input). This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of March 31, 2012, our liability for the estimated cash payment was $0.4 million and the estimated fair value of the common stock was $8.4 million. During the three months ended March 31, 2012, we recognized a loss of $0.1 million due to changes in the estimated fair value of the cash acquisition-related contingent consideration.

In August 2011, we acquired Multifamily Technology Solutions, Inc. (“MTS”), which owns the Internet listing service for rental properties called MyNewPlace, pursuant to an Agreement and Plan of Merger. MTS continued as the surviving corporation of the Merger and a wholly owned subsidiary of RealPage. The acquisition of MTS adds an Internet listing service for rental properties and expands our syndication and organic lead generation capabilities. This acquisition was financed from proceeds from our initial public offering, cash flows from operations and issuance of restricted common stock. The preliminary purchase price consisted of a cash payment of $64.0 million, including amount placed in escrow, net of cash acquired, 294,770 shares of RealPage restricted common stock and the assumption of MTS stock options exercisable for 349,693 shares of RealPage common stock. In addition, the purchase agreement included a put option on the restricted common shares, in which, if the average market price of our common shares falls below an established threshold, we will pay the difference between the average market price and the established threshold in cash. We established a liability of $1.2 million for the put option which is based on its estimated fair value at the acquisition date. We also recorded the fair value of the restricted common shares and the assumed stock options of $6.3 million and $3.6 million, respectively. The fair value of the restricted common shares was based on management’s estimate of the fair value of restricted common shares using a probability weighted discounted cash flow model. The fair values of the assumed stock options and the put option was based on the Black-Scholes option pricing model using inputs consistent with those used in the valuation of our stock options. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.8 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the put option on the restricted common shares will continue to be re-evaluated and recorded at an estimated fair value based on the changes in market prices of our common stock (a level 2 input). During the three months ended March 31, 2012, we recognized a loss of $0.3 million due to changes in the estimated fair value of the put option for restricted common shares. One of the minority shareholders of MTS is our customer. In connection with the distribution of the purchase price, we paid this customer for their proportion of the purchase price. This transaction was at arm’s length and is not related to the ongoing relationship with us.

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

Other Acquisition-Related Fair Value Adjustments

We have acquired companies in previous years for which acquisition-related contingent consideration was included in the purchase price and recorded at fair value. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets. This evaluation will be performed until all of the targets have been met or terms of the agreement expire.

In July 2010, we purchased 100% of the outstanding stock of eReal Estate Integration, Inc. (“eREI”), which included an estimated cash payment payable upon the achievement of certain revenue targets (acquisition-related contingent consideration). The fair value of this acquisition-related contingent consideration was based on management’s estimate of the fair value of the cash using a probability weighted discounted cash flow model on the achievement of certain revenue targets (a level 3 input). The cash payment has a maximum value of $1.8 million. As of March 31, 2012, our liability for the estimated cash payment was $0.7 million. During the three months ended March 31, 2012, we recognized a loss of less than $0.1 million due to changes in the estimated fair value of the cash acquisition-related contingent consideration.

Pro Forma Results of Acquisitions

The following table presents unaudited actual results of operations for the three months ended March 31, 2012 and pro forma results of operations for the three months ended March 31, 2011 as if the Vigilan, MTS, SLN and Compliance Depot acquisitions had occurred at the beginning of the prior year presented. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions including approximately $1.0 million of amortization charges from acquired intangible assets as though the aforementioned companies were combined as of the beginning of fiscal year 2011. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results:

	Three Months Ended March 31,
	2012	2011
	(Actual)	(Pro Forma)
	(in thousands)
Revenue:
On demand	$70,718	$59,409
On premise	1,416	1,645
Professional and other	2,283	2,966

Total revenue	74,417	64,020

Net income (loss)	1,720	(2,341)
Net income (loss) per share:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)

4.	Property, Equipment and Software

Property, equipment and software consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Leasehold improvements	$9,963	$9,924
Data processing and communications equipment	39,577	38,926
Furniture, fixtures, and other equipment	11,287	9,680
Software	32,499	31,266

	93,326	89,796
Less: Accumulated depreciation and amortization	(65,102)	(61,822)

Property, equipment and software, net	$28,224	$27,974

Depreciation and amortization expense for property, equipment and software was $3.4 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively. This includes depreciation for assets purchased through capital leases.

5.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2012 is as follows:

(in thousands)
Balance at December 31, 2011	$129,292
Goodwill acquired	2,454
Other	155

Balance at March 31, 2012	$131,901

Other intangible assets consisted of the following at March 31, 2012 and December 31, 2011:

		March 31, 2012			December 31, 2011
	Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets
Developed technologies	3 years	$27,473	$(16,900)	$10,573	$25,963	$(14,847)	$11,116
Customer relationships	1-10 years	75,383	(17,172)	58,211	74,233	(14,949)	59,284
Vendor relationships	7 years	5,650	(3,505)	2,145	5,650	(3,316)	2,334

Total finite-lived intangible assets		108,506	(37,577)	70,929	105,846	(33,112)	72,734
Indefinite-lived intangible assets
Tradenames		39,578	—	39,578	39,574	—	39,574

Total intangible assets		$148,084	$(37,577)	$110,507	$145,420	$(33,112)	$112,308

Amortization of finite-lived intangible assets was $4.5 million and $3.6 million for the three months ended March 31, 2012 and 2011, respectively.

6.	Debt

At December 31, 2010, under the terms of our Amended Credit Agreement (“Credit Agreement”), the term loan and revolving line of credit bore interest at a stated rate of 3.5% plus LIBOR, or a stated rate of 0.75% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Interest on the term loans and the revolver was payable monthly, or for LIBOR loans, at the end of the applicable 1-, 2-, or 3-month interest period. Principal payments on the term loan were paid in quarterly installments equal to 3.75% of the principal amount of term loans, with the balance of all term loans and the revolver due on June 30, 2014. Debt issuance costs incurred in connection with the Credit Agreement are deferred and amortized over the remaining term of the arrangement.

In February 2011, we entered into a subsequent amendment to the Credit Agreement. Under the terms of the February 2011 amendment, our revolving line of credit was increased from $10.0 million to $37.0 million. In addition, the interest rates on the term loan and revolving line of credit were amended to provide for a rate that was dependent on our senior leverage ratio and ranged from a stated rate of 2.75% to 3.25% plus LIBOR or, at our option, a stated rate of 0.0% to 0.5% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Prior to the December 2011 amendment and restatement discussed below, principal payments on the term loan and outstanding revolver balance remain consistent with the Credit Agreement.

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

As of March 31, 2012 and December 31, 2011, we had $45.0 million and $50.3 million outstanding under our revolving line of credit. As of March 31, 2012, $105.0 million was available under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. We have unamortized debt issuance costs of $1.3 million and $1.3 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, we were in compliance with our debt covenants.

7.	Share-based Compensation

In February 2012, we granted 696,150 options with an exercise price of $20.01 which vest over four years with 75% vesting over 15 quarters and the remaining 25% vesting on the 16th quarter. We also granted 382,050 shares of restricted stock at $20.01 which vest ratably over four years, 74,760 shares at $20.01 that vest quarterly over one year and 4,365 shares at $21.22 which vest over one year. All stock options and restricted stock were granted under the 2010 Equity Plan.

In the first quarter of 2012, we reversed approximately $2.1 million in previously recorded compensation expense related primarily to forfeitures of certain performance-based restricted stock awards that were previously expected to vest.

8.	Commitments and Contingencies

Guarantor Arrangements

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of March 31, 2012 or December 31, 2011.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of March 31, 2012 or December 31, 2011.

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

On January 24, 2011, Yardi Systems, Inc. (“Yardi”) filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. and filed a First Amended Complaint on August 12, 2011. On March 28, 2011, we filed an answer and counterclaims, on May 18, 2011, we filed amended counterclaims, on September 2, 2011, we filed Second Amended Counterclaims and on September 12, 2011, we filed an answer to Yardi’s First Amended Complaint. Yardi has also filed a pending motion to dismiss several of our counterclaims which we have opposed. On February 13, 2012, the Court denied Yardi’s motion with respect to all claims except for a portion of one of our claims for intentional interference with contract, as to which dismissal was granted. Accordingly, RealPage will move forward with its claims against Yardi. We currently expect trial in this case to be scheduled for January 2013. We intend to defend this case and pursue our counterclaims vigorously. It is not possible to predict the outcome of this case, and as such, we have not recorded a contingent liability as we do not believe an unfavorable outcome is probable or reasonably estimatable as of March 31, 2012.

We are involved in other litigation matters not listed above but we do not consider the matters to be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related thereto unfold.

9.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 3,811,265 shares were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the three months ended March 31, 2011.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$1,720	$(648)
Denominator:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	70,590	66,800
Diluted:
Weighted average common shares used in computing basic net income (loss) per share	70,590	66,800
Add weighted average effect of dilutive securities:
Stock options and restricted stock	2,580	—

Weighted average common shares used in computing diluted net income (loss) per share	73,170	66,800
Net income (loss) per common share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

10.	Income Taxes

We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Our tax provision for interim periods is derived using an estimate of our annual effective rate, adjusted for any material items.

11.	Related Party

Beginning in 2012, Scott S. Ingraham began serving on our board of directors. He is an investor in Zuma Capital, which is a minority member of the parent entity of the entities from which we acquired certain assets relating to the LevelOne business in November 2010. Pursuant to the LevelOne acquisition agreement, we held back a portion of the purchase price for a period of time in order to ensure payment for any claims that arose post-acquisition, which amount, net of claims and adjustments, will be paid out around mid-year 2012 in the form of cash or shares of our common stock (at our option). Zuma Capital’s interest in this pay-out, based on its ownership percentage of such parent entity, is currently estimated to be approximately $0.5 million and Mr. Ingraham’s interest in this pay-out, based on his ownership interest in Zuma Capital, is currently estimated to be approximately $0.1 million. Mr. Ingraham also serves on the Board of Trust Managers of Camden Property Trust, one of our larger customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal year 2011. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event or otherwise.

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

Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of March 31, 2012, over 8,000 customers used one or more of our on demand software solutions to help manage the operations of approximately 7.4 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2011 by the National Multi Housing Council, based on number of units managed.

We sell our solutions through our direct sales organization. Our total revenues were approximately $74.4 million and $57.5 million for the three months ended March 31, 2012 and 2011, respectively. In the same periods, we had operating income (loss) of approximately $3.4 million and $(21) thousand, respectively, and net income (loss) of approximately $1.7 million and $(0.6) million, respectively.

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

New Product Families

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

In February 2012, we announced our new product family, RealPage Senior Living. We believe RealPage Senior Living will help owners and managers attract more residents and improve the living and care experience enjoyed by those residents.

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

•	Revenue recognition;

•	Accounts receivable;

•	Business combinations;

•	Goodwill and other intangible assets with indefinite lives;

•	Impairment of long-lived assets;

•	Fair value measurements;

•	Intangible assets;

•	Stock-based compensation;

•	Income taxes; and

•	Capitalized product development costs.

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

On demand revenue. Revenue from our on demand software solutions is comprised of license and subscription fees for accessing our on demand software solutions, typically licensed for one year terms, commission income from sales of renter’s insurance policies, and transaction fees for certain on demand software solutions, such as payment processing, spend management and billing services. Typically, we price our on demand software solutions based primarily on the number of units or beds the customer manages with our solutions. For our insurance and transaction-based solutions, we price based on a fixed commission rate of earned premiums or a fixed rate per transaction, respectively.

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

Professional and other revenue. Revenue from professional and other services consists of consulting and implementation services, training, and other ancillary services. Professional and other services engagements are typically time and material based.

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

Sales and marketing. Sales and marketing expense consists primarily of personnel costs for our sales, marketing and business development employees and executives, travel and entertainment and marketing programs. Marketing programs consist of amounts paid for online advertising, including search engine optimization (“SEO”) and search engine marketing (“SEM”), renter’s insurance and other advertising, tradeshows, user conferences, public relations, industry sponsorships and affiliations and product marketing. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including customer relationships and key vendor and supplier relationships obtained in connection with our acquisitions.

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

The following provides a reconciliation of non-GAAP on demand revenue:

	Three Months Ended March 31,
	2012	2011
On demand revenue	$70,718	$52,937
Acquisition-related deferred revenue adjustment	81	—

Non-GAAP on demand revenue	$70,799	$52,937

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

Adjusted EBITDA. We define this metric as net (loss) income plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense and acquisition-related expense. In 2011, Adjusted EBITDA excludes litigation-related expenses pertaining to the Yardi litigation as discussed in Part II, Item 1 “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, refer to “Reconciliation of Non-GAAP Financial Measures” herein. Our Adjusted EBITDA grew from approximately $12.1 million for the three months ended March 31, 2011 to approximately $16.4 million for the three months ended March 31, 2012 as a result of our efforts to expand market share and increase revenue.

Results of Operations

The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results

Condensed Consolidated Statements of Operations Data

	Three Months Ended March 31,
	2012	2011
	(in thousands, unaudited)
Revenue:
On demand	$70,718	$52,937
On premise	1,416	1,645
Professional and other	2,283	2,966

Total revenue	74,417	57,548
Cost of revenue(1)	30,613	24,683

Gross profit	43,804	32,865
Operating expense:
Product development(1)	11,313	10,316
Sales and marketing(1)	16,806	12,794
General and administrative(1)	12,303	9,776

Total operating expense	40,422	32,886

Operating income (loss)	3,382	(21)
Interest expense and other, net	(636)	(1,166)

Income (loss) before income taxes	2,746	(1,187)

Income tax expense (benefit)	1,026	(539)

Net income (loss)	$1,720	$(648)

Net income (loss) per share
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)
Weighted average shares used in computing net income (loss) per share
Basic	70,590	66,800
Diluted	73,170	66,800

(1)	Includes stock-based compensation expense as follows:

Cost of revenue	$689	$298
Product development	1,062	980
Sales and marketing	737	2,733
General and administrative	1,500	842

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2012	2011
	(as a percentage of total revenue)
Revenue:
On demand	95.0%	92.0%
On premise	1.9	2.9
Professional and other	3.1	5.2

Total revenue	100.0	100.0
Cost of revenue	41.1	42.9

Gross profit	58.9	57.1
Operating expense:
Product development	15.2	17.9
Sales and marketing	22.6	22.2
General and administrative	16.5	17.0

Total operating expenses	54.3	57.1

Operating income (loss)	4.6	0.0
Interest expense and other, net	(0.9)	(2.0)

Net income (loss) before taxes	3.7	(2.1)
Income tax expense (benefit)	1.4	(0.9)

Net income (loss)	2.3	(1.1)

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Revenue

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$70,718	$52,937	$17,781	33.6%
On premise	1,416	1,645	(229)	(13.9)
Professional and other	2,283	2,966	(683)	(23.0)

Total revenue	$74,417	$57,548	$16,869	29.3

On demand unit metrics:
Ending on demand units	7,431	6,159	1,272	20.7
Average on demand units	7,366	6,113	1,253	20.5
Non-GAAP on demand revenue	$70,799	$52,937	$17,862	33.7
Non-GAAP on demand revenue per average on demand unit	$38.45	$34.64	$3.81	11.0

On demand revenue. Our on demand revenue increased $17.8 million, or 33.6%, for the three months ended March 31, 2012 as compared to same period in 2011, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our strategic acquisitions.

On premise revenue. On premise revenue decreased $0.2 million, or 13.9%, for the three months ended March 31, 2012 as compared to the same period in 2011. We no longer actively market our on premise software solutions to new customers, and only license our on premise software solutions to a small portion of our existing on premise customers as they expand their portfolio of rental housing properties. While we continue to support our recently acquired on premise software solutions, we expect that many of the customers who license these solutions will transition to our on demand software solutions over time. As a result, our on premise revenue has declined during the three months ended March 31, 2012 as compared to the same period in 2011. We expect this trend to continue.

Professional and other revenue. Professional and other services revenue decreased $0.7 million, or 23.0%, for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to a decrease in revenue from training and consulting services.

Total revenue. Our total revenue increased $16.9 million, or 29.3%, for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to an increase in rental property units managed with our on demand solutions and improved penetration of our on demand solutions into our existing customer base.

On demand unit metrics. As of March 31, 2012, one or more of our on demand solutions was utilized in the management of 7.4 million rental property units, representing an increase of 1.3 million units, or 20.7% as compared to March 31, 2011. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales and marketing efforts and our strategic acquisitions contributing approximately 9.1% of ending on demand units as of March 31, 2012.

For the three months ended March 31, 2012, our annualized non-GAAP on demand revenue per average on demand unit was $38.45 representing an increase of $3.81, or 11.0%, as compared to the three months ended March 31, 2011, primarily due to improved penetration of our on demand solutions into our customer base and revenue contributed from our strategic acquisitions.

Cost of Revenue

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(in thousands)
Cost of revenue	$26,610	$21,017	$5,593	26.6%
Depreciation and amortization	4,003	3,666	337	9.2

Total cost of revenue	$30,613	$24,683	$5,930	24.0

Cost of revenue. Total cost of revenue increased $5.9 million, or 24.0%, for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in cost of revenue was primarily due to: a $2.0 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $3.2 million increase in personnel expense; a $0.2 million increase in non-cash amortization of acquired technology as a result of our 2011 and 2012 acquisitions; a $0.1 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $0.4 million increase in stock-based compensation related to our professional services and datacenter operations personnel. Cost of revenue as a percentage of total revenue was 41.1% for the three months ended March 31, 2012 as compared to 42.9% for the same period in 2011. The decrease as a percentage of total revenue was primarily the result of leveraging our fixed cost base, which was partially offset by an increase in non-cash amortization of acquired technology as a result of our 2011 and 2012 acquisitions.

Operating Expenses

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(in thousands)
Product development	$10,733	$9,830	$903	9.2%
Depreciation and amortization	580	486	94	19.3

Total product development expense	$11,313	$10,316	$997	9.7

Product development. Total product development expense increased $1.0 million, or 9.7%, for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in product development expense was primarily due to: a $0.4 million increase in personnel expense and consulting fees; a $0.5 million increase in facilities expense primarily related to our Philippines office which was established late 2011; and a $0.1 million increase in other general product development expense.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(in thousands)
Sales and marketing	$14,122	$10,696	$3,426	32.0%
Depreciation and amortization	2,684	2,098	586	27.9

Total sales and marketing expense	$16,806	$12,794	$4,012	31.4

Sales and marketing. Total sales and marketing expense increased $4.0 million, or 31.4%, for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in sales and marketing expense was primarily due to a $2.5 million increase in personnel expense. We have increased our sales force head count from 120 at March 31, 2011 to 167 at March 31, 2012, which includes sales personnel added as a result of our 2011 acquisitions and overall company growth. Additional factors contributing to the increase in sales and marketing expense include a $0.5 million increase in non-cash amortization of acquired technology as a result of our 2011 and 2012 acquisitions; a $2.5 million increase in marketing program expense; a $0.2 million increase in travel related expenses; and a $0.4 million increase in other general sales and marketing expense. These increases were partially offset by a decrease of $2.1 million in stock-based compensation due to forfeitures of certain performance-based restricted stock awards that were previously expected to vest.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(in thousands)
General and administrative	$11,692	$9,253	$2,439	26.4%
Depreciation and amortization	611	523	88	16.8

Total general and administrative expense	$12,303	$9,776	$2,527	25.8

General and administrative. Total general and administrative expense increased $2.5 million, or 25.8%, for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in general and administrative expense was primarily due to: a $0.8 million increase in personnel expense; a $0.1 million increase in depreciation expense; a $0.2 million increase in facilities expense; a $0.7 million increase in stock-based compensation related to general and administrative personnel; a $0.4 million increase from the fair value adjustment of acquisition-related liabilities; $0.1 million increase in information technology; and a $0.2 million increase in other general and administrative expenses.

Interest Expense and Other, Net

Interest expense and other, net, decreased $0.5 million, or 45.5%, for the three months ended March 31, 2012 as compared to the same period in 2011. The decrease was primarily due to other losses of $0.4 million related to the sale of a non-operating asset held for sale as of March 31, 2011 compared to no losses recorded as of March 31, 2012.

Provision for Taxes

We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable items. Our provision for income taxes in the first quarter of 2012 is $1.0 million.

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net income plus depreciation and asset impairment, amortization of intangible assets, interest expense, net, income tax expense (benefit), stock-based compensation expense, and acquisition-related expense. In 2011, Adjusted EBITDA excludes litigation-related expenses pertaining to the Yardi litigation as discussed in Part II, Item 1 “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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

The following provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income (loss)	$1,720	$(648)
Acquisition-related deferred revenue adjustment	81	—
Depreciation, asset impairment and loss on sale of asset	3,227	3,124
Amortization of intangible assets	4,829	4,046
Interest expense, net	638	783
Income tax benefit	1,026	(539)
Litigation-related expense	360	320
Stock-based compensation expense	3,988	4,853
Acquisition-related expense	553	186

Adjusted EBITDA	$16,422	$12,125

Liquidity and Capital Resources

On August 11, 2010, our registration statement on Form S-1 (File No. 333-166397) relating to our initial public offering was declared effective by the SEC. We sold 6,000,000 shares of common stock in our initial public offering. On December 3, 2010, our registration statement on Form S-1 (File No 333-170667) relating to a public stock offering was declared effective by the SEC. We sold an additional 4,000,000 shares of common stock in the offering. Both offerings resulted in proceeds, net of transaction expenses, of $155.2 million.

Our primary sources of liquidity as of March 31, 2012 consisted of $49.6 million of cash and cash equivalents, $105.0 million available under our revolving line of credit and $15.9 million of current assets less current liabilities (excluding $49.6 of cash and cash equivalents and $55.1 million of deferred revenue).

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

The following table sets forth cash flow data for the periods indicated therein:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$10,902	$9,261
Net cash used in investing activities	(7,938)	(2,138)
Net cash used in financing activities	(4,658)	(878)

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Net Cash Provided by Operating Activities

In the three months ended March 31, 2012, we generated $10.9 million of net cash from operating activities, which consisted of net income of $1.7 million, fair value purchase accounting adjustment of $0.4 million, deferred tax expense of $0.6 million, working capital usage of $3.9 million and net non-cash charges of $11.9 million. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense which increased $0.2 million or 2.1%, compared to the same period in 2011. The $3.9 million use of operating cash flow resulting from the changes in working capital was primarily due to changes in other assets and general timing differences in deferred revenue.

Net Cash Used in Investing Activities

In the three months ended March 31, 2012, our investing activities used $7.9 million. Investing activities consisted of acquisition-related payments of $4.3 million primarily related to the Vigilan acquisition and $3.6 million of capital expenditures. Capital expenditures in the three months ended March 31, 2012 were primarily related to expansion of our facilities and investments in technology infrastructure to support our growth initiatives.

Net Cash Used in Financing Activities

Our financing activities used $4.7 million in the three months ended March 31, 2012, representing an increase of $3.8 million, as compared to the same period of 2011. Cash used in financing activities as of March 31, 2012 was primarily due payments of $5.3 million on our revolving line of credit, capital lease payments of $0.1 million offset by net proceeds of $0.7 million from stock issuances under our stock based compensation plans.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. There have been no material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K.

Long-Term Debt Obligations

At December 31, 2010, under the terms of our Amended Credit Agreement (“Credit Agreement”), the term loan and revolving line of credit bore interest at a stated rate of 3.5% plus LIBOR, or a stated rate of 0.75% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Interest on the term loans and the revolver was payable monthly, or for LIBOR loans, at the end of the applicable 1-, 2-, or 3-month interest period. Principal payments on the term loan were paid in quarterly installments equal to 3.75% of the principal amount of term loans, with the balance of all term loans and the revolver due on June 30, 2014. Debt issuance costs incurred in connection with the Credit Agreement were deferred and amortized over the remaining term of the arrangement.

In February 2011, we entered into a subsequent amendment to the Credit Agreement. Under the terms of the February 2011 amendment, our revolving line of credit was increased from $10.0 million to $37.0 million. In addition, the interest rates on the term loan and revolving line of credit were amended to provide for a rate that was dependent on our senior leverage ratio and range from a stated rate of 2.75% to 3.25% plus LIBOR or a stated rate of 0.0%—0.5% plus Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.5% or three month LIBOR plus 1.0%). Prior to the December 2011 amendment and restatement discussed below, principal payments on the term loan and outstanding revolver balance remain consistent with the Credit Agreement.

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

Our credit facility contains customary covenants which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; make investments, including acquisitions; enter into transactions with affiliates; and make capital expenditures. Our credit facility additionally contains customary affirmative covenants, including requirements to, among other things, take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permits the assignment of the contract to our lenders; subject in each case to customary exceptions and qualifications. We are also required to comply with a fixed charge coverage ratio, which is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, of 1.25:1.00 for each 12-month period ending at the end of a fiscal quarter, and a senior leverage ratio, which is a ratio of the outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 2.75:1.00 on the last day of each fiscal quarter.

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

We had cash and cash equivalents of $49.6 million and $51.3 million at March 31, 2012 and December 31, 2011, respectively.

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

We had $45.0 million and $50.3 million outstanding under our revolving line of credit at March 31, 2012 and December 31, 2011, respectively. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.5 million.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 18, 2012, Earthcomber, LLC filed a complaint in the United States District Court for the Northern District of Illinois alleging that RealPage, Inc. and Multifamily Technology Solutions, Inc., which is the d/b/a for MyNewPlace, infringe two patents owned by Earthcomber. The complaint sought an unspecified amount of damages for the alleged infringement. On March 12, 2012, Earthcomber voluntarily dismissed its claims without prejudice against RealPage, Inc. and Multifamily Technology Solutions, Inc.

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ allegedly wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleges, among other things, that RealPage took Yardi employee, client and independent consultant credentials and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleges that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi alleges that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, RealPage filed an answer to Yardi’s Complaint, and on September 12, 2011, RealPage answered the First Amended Complaint. RealPage has also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of RealPage’s causes of action without prejudice, RealPage filed Second Amended Counterclaims. RealPage’s counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s counterclaims seek relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss RealPage’s Second Amended Counterclaims on September 30, 2011. On February 13, 2012, the Court denied Yardi’s motion with respect to all claims except for a portion of one of our claims for intentional interference with contract, as to which dismissal was granted. Accordingly, RealPage will move forward with its claims against Yardi. We currently expect trial in this case to be scheduled for January 2013. It is not possible to predict the outcome of this case, but we intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention.

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

On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit and its first office action found all claims invalid. Smarter Agent submitted arguments to overcome the objections, but the U.S Patent and Trademark Office has finally rejected one of the patents, issuing an action closing the prosecution (“ACP”), while final action and ACP for the remaining patent remains pending. In March 2011, the court stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against such claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert management’s attention.

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

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results may be due to a number of factors, including the risks and uncertainties discussed elsewhere in this filing. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the extent to which on demand software solutions maintain current and achieve broader market acceptance;

•	our ability to timely introduce enhancements to our existing solutions and new solutions;

•	our ability to increase sales to existing customers, attract new customers and retained existing customers;

•	changes in our pricing policies or those of our competitors;

•	the variable nature of our sales and implementation cycles;

•	general economic, industry and market conditions in the rental housing industry that impact the financial condition of our current and potential customers;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions, data or document losses or security breaches;

•	Internet usage trends among consumers, and the methodologies internet search engines utilized to direct those consumers to websites such as our LeaseStar product family;

•	our ability to hire and retain qualified key personnel, including the rate of expansion of our sales force and IT department;

•

changes in the legal, regulatory or compliance environment related to the rental housing industry, including without limitation fair credit reporting, payment processing, privacy, utility billing, insurance, the Internet and e-commerce, licensing, HIPAA and HITECH;

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

The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 654 as of December 31, 2007 to 2,390 as of March 31, 2012. We increased our number of on demand customers from 2,199 as of December 31, 2007 to over 8,000 as of March 31, 2012. We increased the number of on demand product centers that we offer from 25 as of December 31, 2007 to 49 as of March 31, 2012. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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

We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisition of Compliance Depot in May 2011, SeniorLiving.net in July 2011, Multifamily Technology Solutions, Inc. in August 2011 and Vigilan, Inc. in January 2012. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

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

The ability of our customers to access our service is critical to our business. We currently serve a majority of our customers from a primary data center located in Carrollton, Texas. We also maintain a secondary data center in downtown Dallas, Texas, approximately 20 miles from our primary data center. Services of our most recent acquisitions are provided from data centers located in San Francisco, California, South Carolina, Texas, Winnipeg, Canada, Milwaukee, Wisconsin and Atlanta, Georgia, many of which are operated by third party data vendors. We plan to maintain a data center in San Francisco for LeaseStar and certain other solutions and intend to migrate all other data services to our primary and secondary data centers in Carrollton and Dallas. Until this migration is complete, we have no assurances that the policies and procedures in place at our Carrollton and Dallas data centers will be followed at data centers operated by third party vendors. Any event resulting in extended interruption or delay in our customers’ access to our services or their data could harm our operating results. There can be no certainty that the measures we have taken to eliminate single points of failure in the primary and secondary data centers will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:

•	extended power loss;

•	telecommunications failures from multiple telecommunication providers or other internet service providers;

•	natural disaster or an act of terrorism;

•	software and hardware errors, or failures in our own systems or in other systems;

•	network environment disruptions such as computer viruses, hacking and similar problems in our own systems and in other systems;

•	theft and vandalism of equipment;

•	actions or events arising from human error; and

•	actions or events caused by or related to third parties.

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

In the customer relationship management, or CRM, market, we compete with providers of contact center and call tracking services, including Call Source Inc., Yardi Systems, Inc. (which recently announced its intention to build a contact center) and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including Call Source Inc., Lead Tracking Solutions (a division of O.C. Concepts, Inc.) and Who’s Calling, Inc. In addition, we compete with content syndication providers Realty DataTrust Corporation (acquired by MRI Software, LLC), RentSentinel.com (owned by Yield Technologies, Inc.) and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions International, Inc., Spherexx.com and Yardi Systems, Inc. Certain Internet listing services also offer websites for their customers, usually as a free value add to their listing service.

In the marketing services market, we compete with G5 Search Marketing, Inc., Spherexx LLC, ReachLocal, Inc., Property Solutions International, Inc. and Yodle, Inc.

In the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of Primedia Inc.), Rent.com (a division of eBay Inc.), Apartments.com (a division of Classified Ventures, LLC, Apartment Finder (a division of Network Communications, Inc.), Zillow, Inc., Home Away, Inc. and Move, Inc.

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

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ allegedly wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleges, among other things, that RealPage took Yardi employee, client and independent consultant credentials and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleges that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi alleges that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, RealPage filed an answer to Yardi’s Complaint, and on September 12, 2011, RealPage answered the First Amended Complaint. RealPage has also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of RealPage’s causes of action without prejudice, RealPage filed Second Amended Counterclaims. RealPage’s counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s counterclaims seek relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss RealPage’s Second Amended Counterclaims on September 30, 2011. On February 13, 2012, the Court denied Yardi’s motion with respect to all claims except for a portion of one of our claims for intentional interference with contract, as to which dismissal was granted. Accordingly, RealPage will move forward with its claims against Yardi. We currently expect trial in this case to be scheduled for January 2013. It is not possible to predict the outcome of this case, but we intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention. Prior to filing this lawsuit, Yardi Systems, Inc. contacted us and certain of our customers and expressed concerns about our hosting competitor applications in The RealPage Cloud and our performance of certain consulting services. We believe that we are lawfully hosting and accessing Yardi’s applications in The RealPage Cloud for purposes authorized by our customers and within our customers’ contractual rights. However, if Yardi or other competitors do not continue to cooperate with us, alter their applications in ways that inhibit or restrict the integration of our solutions or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications and we are not able to find alternative ways to integrate our solutions with our competitors’ applications, our business would be harmed. Yardi has also expressed its concern that we may misappropriate its intellectual property by hosting its applications for our mutual customers in The RealPage Cloud.

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

The solutions we provide involve the collection, storage and transmission of confidential personal and proprietary information regarding our customers and our customers’ current and prospective residents and business partners. Specifically, we collect, store and transmit a variety of customer data such as demographic information and payment histories of our customers’ prospective and current residents and business partners. Additionally, we collect and transmit sensitive financial data such as credit card and bank account information. Treatment of certain types of data, such as personally identifiable information, protected health information and sensitive financial data may be subject to federal of state regulations of heightened privacy and security requirements. If our data security or data integrity measures are breached or otherwise fail or prove to be inadequate for any reason, as a result of third-party actions or our employees’ or contractors’ errors or malfeasance or otherwise, and unauthorized persons obtains access to this information, or the data is otherwise compromised, we could incur significant liability to our customers and to their prospective or current residents or business partners, significant costs associated with internal regulatory investigations and litigation, or significant fines and sanctions by payment processing networks or governmental authorities. Any of these events or circumstances could result in damage to our reputation and material harm to our business.

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

In December 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Comerica Bank and the other lenders party thereto (“Restated Agreement”) to amend and restate our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original agreement into revolving loans. As of March 31, 2012, $45.0 million was outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. Our interest expense in three months ended March 31, 2012, and 2011 for the credit facility was approximately $0.5 million, and $0.8 million respectively. Advances under credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

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

Our credit facility also contains customary affirmative covenants, including, among other things, requirements to: take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permit the assignment of the contract to our lenders; subject in each case to customary exceptions and qualifications. We are also required to comply with a fixed charge coverage ratio, which is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, of 1.25:1.00 for each 12-month period ending at the end of a fiscal quarter, and a senior leverage ratio, which is a ratio of the outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 2.75:1.00 for each fiscal quarter.

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

One of our competitors, Yardi Systems, Inc., contacted us and certain of our customers and expressed its concern that we may misappropriate its intellectual property by hosting its applications for our mutual customers in The RealPage Cloud. On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ allegedly wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleges, among other things, that RealPage took Yardi employee, client and independent consultant credentials and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleges that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi alleges that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, RealPage filed an answer to Yardi’s Complaint, and on September 12, 2011 RealPage answered the First Amended Complaint. RealPage has also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of RealPage’s causes of action without prejudice, RealPage filed Second Amended Counterclaims. RealPage’s counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s counterclaims seek relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss RealPage’s Second Amended Counterclaims on September 30, 2011. On February 13, 2012, the Court denied Yardi’s motion with respect to all claims except for a portion of one of our claims for intentional interference with contract, as to which dismissal was granted. Accordingly, RealPage will move forward with its claims against Yardi. We currently expect trial in this case to be scheduled for January 2013. It is not possible to predict the outcome of this case, but we intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention.

On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against one of our subsidiaries, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit and its first office action found all claims invalid. Smarter Agent submitted arguments to overcome the objections, but the U.S Patent and Trademark Office has finally rejected two of the patents, with final action on one still pending. In March 2011, the court stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against such claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert management’s attention.

On January 18, 2012, Earthcomber, LLC filed a complaint in the United States District Court for the Northern District of Illinois alleging that RealPage, Inc. and Multifamily Technology Solutions, Inc. which is the d/b/a for MyNewPlace infringed upon two patents owned by Earthcomber. The complaint sought an unspecified amount of damages for the alleged infringement. On March 12, 2012, Earthcomber voluntarily dismissed its claims without prejudice against RealPage, Inc. and Multifamily Technology Solutions, Inc.

The Yardi Systems litigation, Smarter Agent, LLC litigation, or other similar litigation could force us to stop selling, incorporating or using our solutions that include the challenged intellectual property or redesign those solutions that use the technology. In addition, we may have to pay damages if we are found to be in violation of a third party’s rights. We may have to procure a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. There is no assurance that we would be able to develop alternative solutions or, if alternative solutions were developed, that they would perform as required or be accepted in the relevant markets. In some instances, if we are unable to offer non-infringing technology, or obtain a license for such technology, we may be required to refund some or the entire license fee paid for the infringing technology by our customers.

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

On January 18, 2012, Earthcomber, LLC filed a complaint in the United States District Court for the Northern District of Illinois alleging that RealPage, Inc. and Multifamily Technology Solutions, Inc. which is the d/b/a for MyNewPlace infringed upon two patents owned by Earthcomber. The complaint sought an unspecified amount of damages for the alleged infringement. On March 12, 2012, Earthcomber voluntarily dismissed its claims without prejudice against RealPage, Inc. and Multifamily Technology Solutions, Inc.

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleges claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi seeks injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ alleged wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleges, among other things, that RealPage took Yardi employee, client and independent consultant credentials, and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleges that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi alleges that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, RealPage filed an answer to Yardi’s Complaint, and on September 12, 2011 RealPage answered the First Amended Complaint. RealPage has also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of RealPage’s causes of action without prejudice, RealPage filed Second Amended Counterclaims. RealPage’s counterclaims allege that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s counterclaims seek relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. RealPage seeks damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss RealPage’s Second Amended Counterclaims on September 30, 2011. On February 13, 2012, the Court denied Yardi’s motion with respect to all claims except for a portion of one of our claims for intentional interference with contract, as to which dismissal was granted. Accordingly, RealPage will move forward with its claims against Yardi. We currently expect trial in this case to be scheduled for January 2013. It is not possible to predict the outcome of this case, but we intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against Yardi’s claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert our management’s attention.

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

On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit and its first office action found all claims invalid. Smarter Agent has submitted arguments to overcome the objections, but the U.S Patent and Trademark Office has finally rejected two of the patents, with final action on the remaining one still pending. In March 2011, the court stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. However, even if we were successful in defending against such claims or in prevailing on our counterclaims, the proceedings could result in significant costs and divert management’s attention.

We could be sued for contract, warranty or product liability claims, and such lawsuits may disrupt our business, divert management’s attention and our financial resources or have an adverse effect on our financial results.

We provide warranties to customers of certain of our solutions and services relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. General errors, defects, inaccuracies or other performance problems in the software applications underlying our solutions or inaccuracies in or loss of the data we provide to our customers could result in financial or other damages to our customers. Additionally, errors associated with any delivery of our services, including utility billing, could result in financial or other damages to our customers. There can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions, in amounts and under terms that we believe are appropriate. There can be no assurance that this coverage will continue to be available on terms acceptable to us, or at all, or in sufficient amounts to cover one or more large product liability claims, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large product liability claims against us that exceeds available insurance coverage, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our business is subject to the risks of international operations

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others.

Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to carry on operations in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 51.4% of our common stock as of March 31, 2012. Further, Stephen T. Winn, our Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 37.1% of our common stock as of March 31, 2012. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

As of March 31, 2012, we had 73,433,527 shares of common stock outstanding. Of these shares, 71,960,908 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.

As of March 31, 2012, holders of 29,495,937 shares, or approximately 40.2%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

In addition, we have registered approximately 20,934,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 3,482,384 shares were eligible for sale upon the exercise of vested options as of March 31, 2012.

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

Date: May 7, 2012

RealPage, Inc.

By	/s/ Timothy J. Barker
Timothy J. Barker
Chief Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	07/26/2010	3.2

3.2	Amended and Restated Bylaws of the Registrant	S-1	07/26/2010	3.4

4.1	Form of Common Stock certificate of the Registrant	S-1	07/26/2010	4.1

4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	04/29/2010	4.2

4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	04/29/2010	4.3

4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010	10-Q	11/05/2010	4.4

4.5	Registration Rights Agreement among the Registrant and certain stockholders, dated August 24, 2011	10-Q	11/08/2011	4.5

10.1	Form of 2012 Management Incentive Plan	8-K	2/27/2012	10.1

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Instance†				X

101.SCH	Taxonomy Extension Schema†				X

101.CAL	Taxonomy Extension Calculation†				X

101.LAB	Taxonomy Extension Labels†				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

101.PRE	Taxonomy Extension Presentation†				X

101.DEF	Taxonomy Extension Definition†				X

*	Furnished herewith
†	In accordance with Rule 406T of Regulation S-T, the information in this exhibits is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.