Form 10-Q
period 2012-06-30
REALPAGE INC
filed 2012-08-07
CIK 1286225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.001 par value	73,661,710

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

REALPAGE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,837	$51,273
Restricted cash	24,170	19,098
Accounts receivable, less allowance for doubtful accounts of $990 and $979 at June 30, 2012 and December 31, 2011, respectively	43,750	43,883
Deferred tax asset, net of valuation allowance	387	272
Other current assets	10,919	10,232

Total current assets	125,063	124,758
Property, equipment, and software, net	31,453	27,974
Goodwill	130,540	129,292
Identified intangible assets, net	106,123	112,308
Deferred tax asset, net of valuation allowance	4,641	2,539
Other assets	3,973	3,194

Total assets	$401,793	$400,065

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,655	$12,218
Accrued expenses and other current liabilities	28,903	25,816
Current portion of deferred revenue	56,989	57,325
Customer deposits held in restricted accounts	24,133	19,017

Total current liabilities	121,680	114,376
Deferred revenue	9,534	8,693
Long-term debt, less current portion	35,000	50,312
Other long-term liabilities	3,672	3,803

Total liabilities	169,886	177,184
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 74,436,163 and 73,115,779 shares issued and 73,658,956 and 72,701,571 shares outstanding at June 30, 2012 and December 31, 2011, respectively	74	73
Additional paid-in capital	328,270	316,964
Treasury stock, at cost: 777,207 and 414,208 shares at June 30, 2012 and December 31, 2011, respectively	(4,762)	(3,138)
Accumulated deficit	(91,613)	(90,961)
Accumulated other comprehensive loss	(62)	(57)

Total stockholders’ equity	231,907	222,881

Total liabilities and stockholders’ equity	$401,793	$400,065

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
On demand	$74,938	$57,039	$145,656	$109,976
On premise	1,261	1,628	2,677	3,273
Professional and other	2,593	2,968	4,876	5,934

Total revenue	78,792	61,635	153,209	119,183
Cost of revenue(1)	31,848	25,810	62,461	50,493

Gross profit	46,944	35,825	90,748	68,690
Operating expense:
Product development(1)	11,738	10,537	23,051	20,853
Sales and marketing(1)	18,588	14,510	35,394	27,304
General and administrative(1)	19,946	9,574	32,249	19,350

Total operating expense	50,272	34,621	90,694	67,507

Operating income (loss)	(3,328)	1,204	54	1,183
Interest expense and other, net	(577)	(732)	(1,213)	(1,898)

Income (loss) before income taxes	(3,905)	472	(1,159)	(715)

Income tax expense (benefit)	(1,533)	190	(507)	(349)

Net income (loss)	$(2,372)	$282	$(652)	$(366)

Net income (loss) per share
Basic	$(0.03)	$0.00	$(0.01)	$(0.01)
Diluted	$(0.03)	$0.00	$(0.01)	$(0.01)
Weighted average shares used in computing net income (loss) per share
Basic	71,102	68,673	70,846	67,741
Diluted	71,102	72,012	70,846	67,741
(1) Includes stock-based compensation expense as follows:

Cost of revenue	$750	$312	$1,439	$610
Product development	1,002	1,105	2,064	2,085
Sales and marketing	1,032	2,627	1,769	5,360
General and administrative	1,532	925	3,032	1,767

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
Net income (loss)	$(2,372)	$282	$(652)	$(366)
Foreign currency translation loss	(1)	(8)	(5)	(20)

Comprehensive income (loss)	$(2,373)	$274	$(657)	$(386)

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance as of December 31, 2011	73,116	$73	$316,964	$(57)	$(90,961)	(414)	$(3,138)	$222,881
Foreign currency translation	—	—	—	(5)	—	—	—	(5)
Net loss	—	—	—	—	(652)	—	—	(652)
Exercise of stock options	636	1	3,002	—	—	—	—	3,003
Treasury stock purchase, at cost	—	—	—	—	—	(363)	(1,624)	(1,624)
Issuance of restricted stock	684	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,304	—	—	—	—	8,304

Balance as of June 30, 2012	74,436	$74	$328,270	$(62)	$(91,613)	(777)	$(4,762)	$231,907

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(652)	$(366)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,737	14,016
Deferred tax benefit	(856)	(767)
Stock-based compensation	8,304	9,822
Loss on disposal of assets	379	395
Acquisition-related contingent consideration	182	105
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	161	(4,034)
Customer deposits	44	17
Other current assets	30	(1,208)
Other assets	(775)	(493)
Accounts payable	(387)	1,941
Accrued compensation, taxes and benefits	1,461	(1,336)
Deferred revenue	471	2,275
Other current and long-term liabilities	8,107	(1,146)

Net cash provided by operating activities	32,206	19,221
Cash flows from investing activities:
Purchases of property, equipment and software	(9,905)	(5,642)
Acquisition of businesses, net of cash acquired	(13,509)	(20,031)
Acquisition of intangible assets	(225)	—

Net cash used by investing activities	(23,639)	(25,673)

Cash flows from financing activities:
Stock issuance costs from public offerings	—	(775)
Payments on revolving credit facility	(15,312)	—
Payments on notes payable	—	(5,391)
Payments on capital lease obligations	(65)	(351)
Issuance of common stock	3,003	7,437
Purchase of treasury stock	(1,624)	(473)

Net cash (used) provided by financing activities	(13,998)	447

Net decrease in cash and cash equivalents	(5,431)	(6,005)
Effect of exchange rate on cash	(5)	(20)
Cash and cash equivalents:
Beginning of period	51,273	118,010

End of period	$45,837	$111,985

Supplemental cash flow information:
Cash paid for interest	$953	$1,390

Cash paid for income taxes, net of refunds	$257	$665

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

It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 24, 2012 (“Form 10-K”).

Segment and Geographic Information

Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.

Principally, all of our revenue for the three and six months ended June 30, 2012 and 2011 was in North America.

Net long-lived assets held were $28.7 million and $26.4 million in North America and $2.8 million and $1.6 million in our international subsidiaries at June 30, 2012 and December 31, 2011, respectively.

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

As part of our risk mitigation services to the rental housing industry, we act as an insurance agent and derive commission revenue from the sale of insurance products to individuals. The commissions are based upon a percentage of the premium that the insurance company charges to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. If the policy is cancelled, our commissions are forfeited as a percent of the unearned premium. As a result, we recognize the commissions related to these services ratably over the policy term as the associated premiums are earned. Our contract with our underwriting partner provides for contingent commissions to be paid to us in accordance with the agreement. This agreement provides for a calculation that considers, on the policies sold by us, earned premiums less i) earned agent commissions; ii) a percent of premium retained by our underwriting partner; iii) incurred losses; iv) profit retained by our underwriting partner during the time period. Our estimate of contingent commission revenue considers historical loss experience on the policies sold by us.

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

No single customer accounted for 5% or more of our revenue or accounts receivable for the three and six months ended June 30, 2012 or 2011.

Recently Issued Accounting Standards

Based on our evaluation of recently issued accounting standards, there were no standards issued in 2012 that would materially impact our financial position, results of operations or related disclosures.

3. Acquisitions

2012 Acquisition

In January 2012, we acquired substantially all of the operating assets of Vigilan, Incorporated (“Vigilan”). A provider of assisted living software-as-a-service, Vigilan products allow assisted living communities to monitor and schedule detailed care, manage labor costs, provide accurate billing as well as compliance tools through its comprehensive compliance module. This asset acquisition allows us to integrate Vigilan with existing senior living software solutions to further expand the RealPage Senior Living product offerings. We acquired Vigilan for a purchase price of $5.0 million consisting of a cash payment of $4.0 million and two additional cash payments of up to $0.5 million each due 12 months and 24 months after the acquisition date. The $1.0 million withheld from the purchase consideration was subject to a downward adjustment if certain revenue targets (a level 3 input) were not met for the six months ended June 30, 2012. The fair value of the future cash payment was $1.0 million as of June 30, 2012. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. All direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

We have allocated the purchase price for Vigilan as follows:

Vigilan
(in thousands)
Intangible assets:
Developed product technologies	$1,430
Customer relationships	1,150
Goodwill	2,454
Net other assets	(34)

Total purchase price	$5,000

2011 Acquisitions

In May 2011, we acquired substantially all of the assets of Compliance Depot, LLC (“Compliance Depot”) for approximately $22.5 million which included a cash payment of $19.2 million at closing and three deferred payments of $1.1 million each payable six, twelve and eighteen months after the acquisition date. As of June 30, 2012, only one payment of $1.1 million remains outstanding. The acquisition of Compliance Depot expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry. This acquisition was financed from proceeds from our initial public offering and cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

In July 2011, we acquired Senior-Living.com, Inc., operating under the name SeniorLiving.net (“SLN”), pursuant to an Agreement and Plan of Merger. The acquisition of SLN expands our lead generation capabilities into the senior living rental housing market. The preliminary purchase price consisted of a cash payment of $4.0 million at closing, additional cash payments of $0.5 million, half of which is due on each of the first and second anniversaries of the acquisition date, and an estimated cash payment payable (acquisition-related contingent consideration) and up to 400,000 shares of our common stock, in each case payable based on the achievement of certain revenue targets as defined in the purchase agreement. This acquisition was financed from proceeds from cash flows from operations. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.3 million. In addition, we recorded the fair value of the common shares of $8.4 million. These fair values were based on management’s estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment has a maximum value of $0.5 million. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets (a level 3 input). This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of June 30, 2012, our liability for the estimated cash payment was $0.5 million. During the three and six months ended June 30, 2012, we recognized losses of less than $0.1 million and $0.1 million, respectively, due to changes in the estimated fair value of the cash acquisition-related contingent consideration.

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

We also recorded the fair value of the restricted common shares and the assumed stock options of $6.3 million and $3.6 million, respectively. The fair value of the restricted common shares was based on management’s estimate of the fair value of restricted common shares using a probability weighted discounted cash flow model. The fair values of the assumed stock options and the put option was based on the Black-Scholes option pricing model using inputs consistent with those used in the valuation of our stock options. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The tradenames acquired have an indefinite useful life as we do not plan to cease using the tradenames in the marketplace. All direct acquisition costs were approximately $0.8 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the put option on the restricted common shares will continue to be re-evaluated and recorded at an estimated fair value based on the changes in market prices of our common stock (a level 2 input). During the three and six months ended June 30, 2012, we recognized a gain of $0.3 million and a loss of less than $0.1 million, respectively, due to changes in the estimated fair value of the put option for restricted common shares. One of the minority shareholders of MTS is our customer. In connection with the distribution of the purchase price, we paid this customer for their proportionate share of the purchase price. This transaction was at arm’s length and is not related to the ongoing relationship with us.

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

In July 2010, we purchased 100% of the outstanding stock of eReal Estate Integration, Inc. (“eREI”), which included an estimated cash payment payable upon the achievement of certain revenue targets (acquisition-related contingent consideration). The fair value of this acquisition-related contingent consideration was based on management’s estimate of the fair value of the cash using a probability weighted discounted cash flow model on the achievement of certain revenue targets (a level 3 input). The cash payment has a maximum value of $1.8 million. As of June 30, 2012, our liability for the estimated cash payment was $0.7 million. During the three and six months ended June 30, 2012, we recognized losses of less than $0.1 million and during the three and six months ended June 30, 2011, we recognized losses of less than $0.1 million and $0.1 million, respectively, due to changes in the estimated fair value of the cash acquisition-related contingent consideration.

Pro Forma Results of Acquisitions

The following table presents unaudited actual results of operations for the three and six months ended June 30, 2012 and pro forma results of operations for the three and six months ended June 30, 2011 as if the Vigilan, MTS, SLN and Compliance Depot acquisitions had occurred at the beginning of the prior year presented. The pro forma financial information for the three and six months ended June 30, 2011, respectively, includes the business combination accounting effects resulting from these acquisitions including: interest expense of $0.1 million and $0.2 million; tax benefit of $1.1 million and $2.3 million; and approximately $1.1 million and $2.1 million of amortization charges from acquired intangible assets as though the aforementioned companies were combined as of the beginning of fiscal year 2011. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands, except per share amounts)
Revenue:
On demand	$74,938	$63,511	$145,656	$122,921
On premise	$1,261	$1,628	$2,677	$3,273
Professional and other	$2,593	$2,968	$4,876	$5,934

Total revenue	$78,792	$68,107	$153,209	$132,128
Net loss	$(2,372)	$(1,411)	$(652)	$(3,752)

Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.01)	$(0.06)
Diluted	$(0.03)	$(0.02)	$(0.01)	$(0.06)

4. Property, Equipment and Software

Property, equipment and software consist of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Leasehold improvements	$11,059	$9,924
Data processing and communications equipment	41,383	38,926
Furniture, fixtures, and other equipment	11,190	9,680
Software	36,171	31,266

	99,803	89,796
Less: Accumulated depreciation and amortization	(68,350)	(61,822)

Property, equipment and software, net	$31,453	$27,974

Depreciation and amortization expense for property, equipment and software was $3.5 million, $3.2 million, $6.9 million and $6.4 million for the three months ended June 30, 2012 and 2011 and the six months ended June 2012 and 2011, respectively. This includes depreciation for assets purchased through capital leases.

5. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2012 is as follows:

(in thousands)
Balance at December 31, 2011	$129,292
Goodwill acquired	2,454
Other	(1,206)

Balance at June 30, 2012	$130,540

Other intangible assets consisted of the following at June 30, 2012 and December 31, 2011:

		June 30, 2012			December 31, 2011
	Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets
Developed technologies	3 years	$27,467	$(18,952)	$8,515	$25,963	$(14,847)	$11,116
Customer relationships	1-10 years	75,383	(19,306)	56,077	74,233	(14,949)	59,284
Vendor relationships	7 years	5,650	(3,693)	1,957	5,650	(3,316)	2,334

Total finite-lived intangible assets		108,500	(41,951)	66,549	105,846	(33,112)	72,734
Indefinite-lived intangible assets
Tradenames		39,574	—	39,574	39,574	—	39,574

Total intangible assets		$148,074	$(41,951)	$106,123	$145,420	$(33,112)	$112,308

Amortization of finite-lived intangible assets was $4.4 million, $4.0 million, $8.8 million and $7.6 million for the three months ended June 30, 2012 and 2011 and six months ended June 2012 and 2011, respectively.

6. Debt

In December 2011, we entered into an Amended and Restated Credit Agreement (“Restated Agreement”) to amend our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original credit facility into revolving loans. Revolving loans accrue interest at a per annum rate equal to, at the Company’s option, either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.00% to 0.25% in the case of prime rate loans, based upon the Company’s senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest as the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

As of June 30, 2012 and December 31, 2011, we had $35.0 million and $50.3 million outstanding under our revolving line of credit, which approximates its fair value. As of June 30, 2012, $115.0 million was available under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. We had unamortized debt issuance costs of $1.1 million and $1.3 million at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, we were in compliance with our debt covenants.

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

In April 2012, we granted 31,302 shares of restricted stock at $19.17 which vest ratably over four years to our Board of Directors.

On May 8, 2012, we granted 240,124 options with an exercise price of $18.10 which vest over four years with 75% vesting over 15 quarters and the remaining 25% vesting on the 16th quarter. We also granted 121,564 shares of restricted stock at $18.10 which vest ratably over four years. Both stock options and restricted stock were granted under the 2010 Equity Plan. We also granted 70,000 shares of performance restricted stock at $18.10 to certain employees which vest as product specific revenue targets are achieved.

8. Commitments and Contingencies

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2012 or December 31, 2011.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of June 30, 2012 or December 31, 2011.

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

We review the status of each matter and record a provision for a liability when we consider both that it is probable that a liability has been incurred and that the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses beyond those already accrued, may be incurred. If there is a reasonable possibility that a material (or additional material loss in excess of any accrual) loss may be incurred, we disclose an estimate of the amount of loss or range of losses, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate of loss cannot be made. An unfavorable outcome in any legal matter, if material, could have an adverse effect on our operations, financial position, liquidity and results of operations.

On January 24, 2011, Yardi Systems, Inc. (“Yardi”) filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. (this lawsuit and the related litigation, the “Yardi Lawsuit”) and filed a First Amended Complaint on August 12, 2011. On March 28, 2011, we filed an answer and counterclaims, on May 18, 2011, we filed amended counterclaims, on September 2, 2011, we filed Second Amended Counterclaims and on September 12, 2011, we filed an answer to Yardi’s First Amended Complaint. Yardi filed a pending motion to dismiss several of our counterclaims which we opposed. On February 13, 2012, the Court denied Yardi’s motion with respect to all claims except for a portion of one of our claims for intentional interference with contract, as to which dismissal was granted. On July 1, 2012, the Company and Yardi entered into a settlement agreement (the “Settlement Agreement”) resolving all outstanding litigation between the parties. The Settlement Agreement also includes a license of certain Yardi intellectual property to the Company and a license of certain of our intellectual property to Yardi.

The Settlement Agreement is a multiple element arrangement for accounting purposes. For the multiple element arrangement, the Company identified each element of the arrangement and determined when those elements should be recognized. The Company allocated the consideration to each element using the estimated fair value of the elements. The Company considered several factors in determining the accounting fair value of the elements of the Settlement Agreement. The inputs and assumptions used in this valuation were from a market participant perspective and included projected revenue, estimated discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors. Changes in any number of these assumptions may have had a substantial impact on the fair value as assigned to each element. These inputs and assumptions represent management’s best estimates at the time of the transaction. Based on the estimated fair value, we have recognized the following: $3.0 million for the license from Yardi, which will be capitalized upon execution of the Settlement Agreement and amortized as a cost of revenue over its estimated useful life, beginning in July 2012; $1.0 million for the license sold to Yardi, which will be recognized as revenue over the estimated useful life of the technology, beginning in July 2012; and $8.5 million inclusive of the settlement and other related legal costs, which were expensed in the second quarter of 2012.

In connection with the Yardi Lawsuit, the Company made claims for reimbursement against each of its primary and excess layer general liability and professional liability insurance carriers. Each of our primary and excess layer professional liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed the Company up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer insurance carriers that such carrier no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that the carrier demanded reimbursement of the $5.0 million payment that the carrier had previously reimbursed to us. The Company disputes this assertion by the carrier. We intend to defend these allegations and to pursue coverage and other appropriate relief in connection with this insurance policy. It is not possible to predict the outcome of this insurance matter, and as such, we have not recorded a contingent liability as we believe an unfavorable outcome is not probable as of the date of this filing.

In addition, in connection with the Yardi Lawsuit, the Company has an excess professional liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. The Company made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed a motion for declaratory judgment against the Company in the United States District Court for the Northern District of Texas seeking a determination by the court that Homeland’s policy does not provide coverage for amounts incurred in connection with the Yardi Lawsuit. We have not recorded any amounts as recoverable in relation to the Homeland insurance policy as of June 30, 2012.

We are involved in other litigation matters not listed above but we do not consider the matters to be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related thereto unfold.

9. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 2,236,933, 2,456,022, and 3,541,946 shares were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the three and six months ended June 30, 2012 and the six months ended June 30, 2011, respectively.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(2,372)	$282	$(652)	$(366)
Denominator:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	71,102	68,673	70,846	67,741
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	—	3,339	—	—

Weighted average common shares used in computing diluted net income (loss) per share	71,102	72,012	70,846	67,741
Net income (loss) per common share:
Basic	$(0.03)	$0.00	$(0.01)	$(0.01)
Diluted	$(0.03)	$0.00	$(0.01)	$(0.01)

10. Income Taxes

We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Our provision for income taxes in interim periods is based on our estimated annual effective tax rate. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.

11. Related Party

Beginning in 2012, Scott S. Ingraham began serving on our board of directors. He is an investor in Zuma Capital Greenville LLC (“ZCG”), which is a minority member of the parent entity of the entities from which we acquired certain assets relating to the LevelOne business in November 2010. Pursuant to the LevelOne acquisition agreement, we held back a portion of the purchase price for a period of time in order to ensure payment for any claims that arose post-acquisition, which amount, net of claims and adjustments, was paid in May 2012. ZCG’s interest in this pay-out, based on its ownership percentage of such parent entity, was $0.5 million and Mr. Ingraham’s interest in this pay-out, was approximately $0.2 million. Mr. Ingraham also serves on the Board of Trust Managers of Camden Property Trust, one of our larger customers.

12. Subsequent Event

In July 2012, we acquired all of the issued and outstanding shares of Rent Mine Online, Inc. for a purchase price which consists of a cash payment of $5.5 million at closing, a deferred payment of up to $3.5 million and a contingent deferred earn out payment of up to 300,000 shares of our common stock, payable based on the achievement of specified milestones on or before December 31, 2014. The acquisition of Rent Mine Online, Inc. expands our resident referral capabilities into the multifamily residential rental housing market. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing due to the pending completion of the valuation of intangible assets.

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

Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of June 30, 2012, over 8,200 customers used one or more of our on demand software solutions to help manage the operations of approximately 7.5 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2011 by the National Multi Housing Council, based on number of units managed.

We sell our solutions through our direct sales organization. Our total revenues were approximately $78.8 million, $61.6 million, $153.2 million and $119.2 million for the three months ended June 30, 2012 and 2011 and the six months ended June 2012 and 2011, respectively. In the same periods, we had operating income (loss) of approximately $(3.3) million, $1.2 million, $0.1 million and $1.2 million, respectively, and net income (loss) of approximately $(2.4) million, $0.3 million, $(0.7) million and $(0.4) million, respectively.

Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 19 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base.

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

In July 2012, we acquired all of the issued and outstanding shares of Rent Mine Online, Inc. for a purchase price which consists of a cash payment of $5.5 million at closing, a deferred payment of up to $3.5 million and a contingent deferred earn out payment of up to 300,000 shares of our common stock, payable based on the achievement of specified milestones on or before December 31, 2014. The acquisition of Rent Mine Online, Inc. expands our resident referral capabilities into the multifamily residential rental housing market. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing due to the pending completion of the valuation of intangible assets.

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

On demand revenue. Revenue from our on demand software solutions is comprised of license and subscription fees relating to our on demand software solutions, typically licensed for one year terms, commission income from sales of renter’s insurance policies, and transaction fees for certain on demand software solutions, such as payment processing, spend management and billing services. Typically, we price our on demand software solutions based primarily on the number of units or beds the customer manages with our solutions. For our insurance based solutions, our agreement provides for a fixed commission on earned premiums related to the policies sold by us. The agreement also provides for a contingent commission to be paid to us in accordance with the agreement. This agreement provides for a calculation that considers, on the policies sold by us, earned premiums less i) earned agent commissions; ii) a percent of premium retained by our underwriting partner; iii) incurred losses; iv) profit retained by our underwriting partner during the time period. Our estimate of our contingent commission revenue considers historical loss experience on the policies sold by us. For our transaction-based solutions, we price based on a fixed rate per transaction.

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

On demand revenue. This metric represents the license and subscription fees relating to our on demand software solutions, typically licensed for one year terms, commission income from sales of renter’s insurance policies and transaction fees for certain of our on demand software solutions. We consider on demand revenue to be a key business metric because we believe the market for our on demand software solutions represents the largest growth opportunity for our business.

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

The following provides a reconciliation of non-GAAP on demand revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
On demand revenue	$74,938	$57,039	$145,656	$109,976
Acquisition-related deferred revenue adjustment	2	244	83	244

Non-GAAP on demand revenue	$74,940	$57,283	$145,739	$110,220

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

Adjusted EBITDA. We define this metric as net (loss) income plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense and acquisition-related expense. Beginning in 2011, Adjusted EBITDA excludes litigation-related expenses pertaining to the Yardi litigation as discussed in Part II, Item 1, “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, refer to “Reconciliation of Non-GAAP Financial Measures” herein. Our Adjusted EBITDA grew from approximately $13.7 million and $25.9 million for the three and six months ended June 30, 2011 to approximately $17.4 million and $33.8 million for the three and six months ended June 30, 2012 as a result of our efforts to expand market share and increase revenue.

Results of Operations

The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Condensed Consolidated Statements of Operations Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
On demand	$74,938	$57,039	$145,656	$109,976
On premise	1,261	1,628	2,677	3,273
Professional and other	2,593	2,968	4,876	5,934

Total revenue	78,792	61,635	153,209	119,183
Cost of revenue(1)	31,848	25,810	62,461	50,493

Gross profit	46,944	35,825	90,748	68,690
Operating expense:
Product development(1)	11,738	10,537	23,051	20,853
Sales and marketing(1)	18,588	14,510	35,394	27,304
General and administrative(1)	19,946	9,574	32,249	19,350

Total operating expense	50,272	34,621	90,694	67,507

Operating income (loss)	(3,328)	1,204	54	1,183
Interest expense and other, net	(577)	(732)	(1,213)	(1,898)

Income (loss) before income taxes	(3,905)	472	(1,159)	(715)

Income tax expense (benefit)	(1,533)	190	(507)	(349)

Net income (loss)	$(2,372)	$282	$(652)	$(366)

Net income (loss) per share
Basic	$(0.03)	$0.00	$(0.01)	$(0.01)
Diluted	$(0.03)	$0.00	$(0.01)	$(0.01)
Weighted average shares used in computing net income (loss) per share
Basic	71,102	68,673	70,846	67,741
Diluted	71,102	72,012	70,846	67,741

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$750	$312	$1,439	$610
Product development	1,002	1,105	2,064	2,085
Sales and marketing	1,032	2,627	1,769	5,360
General and administrative	1,532	925	3,032	1,767

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(as a percentage of total revenue)
Revenue:
On demand	95.1%	92.5%	95.1%	92.3%
On premise	1.6	2.6	1.7	2.7
Professional and other	3.3	4.9	3.2	5.0

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	40.4	41.9	40.8	42.4

Gross profit	59.6	58.1	59.2	57.6
Operating expense:
Product development	14.9	17.1	15.0	17.5
Sales and marketing	23.6	23.5	23.1	22.9
General and administrative	25.3	15.5	21.0	16.2

Total operating expenses	63.8	56.1	59.1	56.6

Operating income (loss)	(4.2)	2.0	0.1	1.0
Interest expense and other, net	(0.7)	(1.2)	(0.8)	(1.6)

Net income (loss) before taxes	(4.9)	0.8	(0.7)	(0.6)
Income tax expense (benefit)	(1.9)	0.3	(0.3)	(0.3)

Net income (loss)	(3.0)	0.5	(0.4)	(0.3)

Three and Six Months Ended June 30, 2012 compared to Three and Six Months Ended June 30, 2011

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$74,938	$57,039	$17,899	31.4%	$145,656	$109,976	$35,680	32.4%
On premise	1,261	1,628	(367)	(22.5)	2,677	3,273	(596)	(18.2)
Professional and other	2,593	2,968	(375)	(12.6)	4,876	5,934	(1,058)	(17.8)

Total revenue	$78,792	$61,635	$17,157	27.8	$153,209	$119,183	$34,026	28.5

On demand unit metrics:
Ending on demand units	7,537	6,381	1,156	18.1	7,537	6,381	1,156	18.1
Average on demand units	7,484	6,270	1,214	19.4	7,425	6,191	1,234	19.9
Non-GAAP on demand revenue	$74,940	$57,283	$17,657	30.8	$145,739	$110,220	$35,519	32.2
Non-GAAP on demand revenue per average on demand unit	$40.05	$36.54	$3.51	9.6	$39.26	$35.61	$3.65	10.2

The changes in total revenue for the three and six months ended June 30, 2012 and 2011 are due to the following changes in our three revenue components:

On demand revenue. Our on demand revenue increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our strategic acquisitions of Compliance Depot, SLN, MTS and Vigilan.

On premise revenue. On premise revenue decreased for the three and six months ended June 30, 2012 as compared to the same periods in 2011. We no longer actively market our on premise software solutions to new customers, and only license our on premise software solutions to a small portion of our existing on premise customers as they expand their portfolio of rental housing properties. While we continue to support our recently acquired on premise software solutions, we expect that many of the customers who license these solutions will transition to our on demand software solutions over time. As a result, our on premise revenue has declined during the three months ended June 30, 2012 as compared to the same period in 2011. We expect this trend to continue.

Professional and other revenue. Professional and other services revenue decreased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to a decrease in revenue from training and consulting services.

On demand unit metrics. As of June 30, 2012, our on demand solutions were utilized in the management of 7.5 million rental property units, representing an increase compared to June 30, 2011. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales and marketing efforts and our strategic acquisitions of MTS and Vigilan contributing approximately 7.2% of ending on demand units as of June 30, 2012.

For the three and six months ended June 30, 2012, our annualized non-GAAP on demand revenue per average on demand unit increased compared to the prior year periods, primarily due to improved penetration of our on demand solutions into our customer base and revenue contributed from our strategic acquisitions.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(in thousands)
Cost of revenue	$27,860	$22,060	$5,800	26.3%	$54,470	$43,077	$11,393	26.4%
Depreciation and amortization	3,988	3,750	238	6.3	7,991	7,416	575	7.8

Total cost of revenue	$31,848	$25,810	$6,038	23.4	$62,461	$50,493	$11,968	23.7

Cost of revenue. The increase in cost of revenue for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to: a $1.9 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $3.5 million increase in personnel expense primarily related to our 2011 and 2012 acquisitions and associated costs to support our growth initiatives; a $0.1 million increase in non-cash amortization of acquired technology; a $0.1 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $0.4 million increase in stock-based compensation related to our professional services and datacenter operations personnel. The decrease in cost of revenue as a percentage of total revenue was primarily the result of leveraging our fixed cost base, which was partially offset by an increase in costs as a result of our 2011 and 2012 acquisitions.

The increase in cost of revenue for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to: a $4.0 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $6.6 million increase in personnel expense primarily related to our 2011 and 2012 acquisitions and associated costs to support our growth initiatives; a $0.4 million increase in non-cash amortization of acquired technology as a result of our 2011 and 2012 acquisitions; a $0.2 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $0.8 million increase in stock-based compensation related to our professional services and datacenter operations personnel. The decrease in cost of revenue as a percentage of total revenue was primarily the result of leveraging our fixed cost base, which was partially offset by an increase in costs as a result of our 2011 and 2012 acquisitions.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	%Change
	(in thousands)
Product development	$11,132	$10,076	$1,056	10.5%	$21,865	$19,906	$1,959	9.8%
Depreciation and amortization	606	461	145	31.5	1,186	947	239	25.2

Total product development expense	$11,738	$10,537	$1,201	11.4	$23,051	$20,853	$2,198	10.5

Product development. The increase in product development expense for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to: a $0.8 million increase in personnel expense and consulting fees primarily related to our 2011 and 2012 acquisitions and associated costs to support our growth initiatives; a $0.2 million increase in consulting fees; and a $0.2 million increase in other general product development expense.

The increase in product development expense for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to: a $0.8 million increase in facilities expenses; a $0.7 million increase in personnel expense and consulting fees primarily related to our 2011 and 2012 acquisitions and associated costs to support our growth initiatives; a $0.4 million increase in consulting fees; a $0.2 million increase in depreciation expense and a $0.1 million increase in other general product development expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(in thousands)
Sales and marketing	$15,975	$12,005	$3,970	33.1%	$30,097	$22,701	$7,396	32.6%
Depreciation and amortization	2,613	2,505	108	4.3	5,297	4,603	694	15.1

Total sales and marketing expense	$18,588	$14,510	$4,078	28.1	$35,394	$27,304	$8,090	29.6

Sales and marketing. The increase in sales and marketing expense for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to: a $2.5 million increase marketing program expense, primarily related to an increase in SEO and SEM activity driven by our acquisitions of MTS and SLN; a $2.3 million increase in personnel expense related to the increase of sales force head count as a result of our 2011 and 2012 acquisitions and overall company growth; a $0.4 million increase in information technology expenses; a $0.1 million increase in non-cash amortization of acquired technology; and a $0.4 million increase in other general sales and marketing expense, offset by a decrease of $1.6 million in share-based compensation expense resulting from certain performance-based restricted stock awards that were previously expected to vest.

The increase in sales and marketing expense for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to: a $5.0 million increase in marketing program expense, primarily related to an increase in SEO and SEM activity driven by our acquisitions of MTS and SLN; a $4.7 million increase in personnel expense related to sales personnel added as a result of our 2011 and 2012 acquisitions and overall company growth; a $0.6 million increase in non-cash amortization of acquired technology as a result of our 2011 and 2012 acquisitions; a $0.6 million increase in information technology expenses; a $0.2 million increase in travel related expenses; a $0.1 million increase in depreciation expense; and a $0.5 million increase in other general sales and marketing expense. These increases were partially offset by a decrease of $3.6 million in stock-based compensation due to certain performance-based restricted stock awards that were previously expected to vest.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(in thousands)
General and administrative	$19,294	$9,047	$10,247	113.3%	$30,986	$18,300	$12,686	69.3%
Depreciation and amortization	652	527	125	23.7	1,263	1,050	213	20.3

Total general and administrative expense	$19,946	$9,574	$10,372	108.3	$32,249	$19,350	$12,899	66.7

General and administrative. The increase in general and administrative expense for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to: a $1.0 million increase in personnel expense related to our 2011 and 2012 acquisitions and overall company growth; a $0.1 million increase in depreciation expense; a $0.3 million increase in facilities expense; a $0.6 million increase in stock-based compensation; a $0.4 million increase in other general and administrative expenses; and an $8.5 million increase in litigation expense related to fees and the accrual of the settlement of the Yardi litigation. Refer to Part II, Item 1, “Legal Proceedings” for further information regarding the litigation settlement. These increases were offset by a $0.3 million decrease from the fair value adjustment of acquisition-related liabilities and a $0.2 million decrease in travel related expenses.

The increase in general and administrative expense for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to: a $2.2 million increase in personnel expense related to our 2011 and 2012 acquisitions and overall company growth; a $0.2 million increase in depreciation expense; a $1.3 million increase in stock-based compensation; a $0.4 million increase from the loss on disposal of assets; a $0.3 million increase in professional fees; a $0.1 million increase in facilities expense; a $0.2 million increase in other general and administrative expenses; and a $8.5 million increase in litigation expense related to fees and the accrual of the settlement of the Yardi litigation. Refer to Part II, Item 1, “Legal Proceedings” for further information regarding the litigation settlement. These increases were offset by a $0.2 million decrease in consulting fees and a $0.1 million decrease in travel related expenses.

Interest Expense and Other, Net

The decrease in interest expense and other, net for the three and six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to a decrease in interest expense as a result of lower debt balances from the December 2011 amendment to our Credit Agreement. In addition to the decrease in interest expense, for the six months ended June 30, 2012, interest expense and other decreased due to other losses of $0.4 million related to the sale of a non-operating asset held for sale as of June 30, 2011 compared to no losses recorded as of June 30, 2012. See “Long-Term Debt Obligations” for further information regarding our Credit Agreement.

Provision for Taxes

We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. Our effective income tax rate was 39.3% and 40.3% for the three months ended June 30, 2012 and 2011, respectively, and 43.7% and 48.8% for the six months ended June 30, 2012 and 2011. Our effective tax rate fluctuated from the prior period predominantly due to the impact of permanent differences in relation to our results of operations before income taxes.

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net income plus depreciation and asset impairment, amortization of intangible assets, interest expense, net, income tax expense (benefit), stock-based compensation expense, and acquisition-related expense. Beginning in 2011, Adjusted EBITDA excludes litigation-related expenses pertaining to the Yardi litigation as discussed in Part II, Item 1, “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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

The following provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$(2,372)	$282	$(652)	$(366)
Acquisition-related deferred revenue adjustment	2	244	83	244
Depreciation, asset impairment and loss on sale of asset	3,375	2,750	6,602	5,874
Amortization of intangible assets	4,685	4,491	9,514	8,537
Interest expense, net	578	732	1,216	1,515
Income tax expense (benefit)	(1,533)	190	(507)	(349)
Litigation related expense	8,539	36	8,899	356
Stock-based compensation expense	4,316	4,969	8,304	9,822
Acquisition-related expense (income)	(237)	44	316	230

Adjusted EBITDA	$17,353	$13,738	$33,775	$25,863

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

Our primary sources of liquidity as of June 30, 2012 consisted of $45.8 million of cash and cash equivalents, $115.0 million available under our revolving line of credit and $14.5 million of current assets less current liabilities (excluding $45.8 of cash and cash equivalents and $57.0 million of deferred revenue).

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

The following table sets forth cash flow data for the periods indicated therein:

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$32,206	$19,221
Net cash used in investing activities	(23,639)	(25,673)
Net cash (used) provided by financing activities	(13,998)	447

Net Cash Provided by Operating Activities

In the six months ended June 30, 2012, cash from operating activities consisted of a net loss of $(0.7) million, fair value purchase accounting adjustment of $0.2 million, deferred tax benefit of $0.9 million, increases in working capital of $9.1 million and net non-cash charges of $24.0 million. Net non-cash charges to income increased $0.2 million or 0.9%, compared to the same period in 2011, and primarily consisted of depreciation, amortization and stock-based compensation expense. The cash inflow resulting from the changes in working capital was primarily due to changes in litigation accruals and accrued compensation, offset by decreases in other assets and accounts payable.

Net Cash Used in Investing Activities

In the six months ended June 30, 2012, investing activities consisted of acquisition-related payments of $13.5 million primarily related to LevelOne and Compliance Depot contingent consideration payments and the Vigilan acquisition as well as $9.9 million of capital expenditures. Capital expenditures in the six months ended June 30, 2012 were primarily related to investments in technology infrastructure to support our growth initiatives.

Net Cash Used in Financing Activities

Cash used in financing activities as of June 30, 2012 was primarily due to payments of $15.3 million on our revolving line of credit, capital lease payments of $0.1 million offset by net proceeds of $1.4 million from stock issuances under our stock based compensation plans.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. There have been no material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K.

Long-Term Debt Obligations

In December 2011, we entered into an Amended and Restated Credit Agreement (“Restated Agreement”) to amend our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original credit facility into revolving loans. Revolving loans accrue interest at a per annum rate equal to, at the Company’s option, either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.00% to 0.25% in the case of prime rate loans, based upon the Company’s senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest as the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

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

We had cash and cash equivalents of $45.8 million and $51.3 million at June 30, 2012 and December 31, 2011, respectively.

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

We had $35.0 million and $50.3 million outstanding under our revolving line of credit at June 30, 2012 and December 31, 2011, respectively. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.4 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management's assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. (this lawsuit and the related litigation, the “Yardi Lawsuit”). Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleged claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi sought injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ allegedly wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleged, among other things, that the Company took Yardi employee, client and independent consultant credentials and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleged that the Company improperly obtained administrative-level access to Yardi’s software and copied it onto the Company’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance the Company’s own products and services. Yardi alleged that in doing so, and in offering to indemnify our customers, the Company induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, the Company filed an answer to Yardi’s Complaint, and on September 12, 2011, the Company answered the First Amended Complaint. The Company also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of the Company’s causes of action without prejudice, the Company filed Second Amended Counterclaims. The Company’s counterclaims alleged that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. The Company’s counterclaims sought relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. The Company sought damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss the Company’s Second Amended Counterclaims on September 30, 2011. On February 13, 2012, the Court denied Yardi’s motion with respect to all claims except for a portion of one of our claims for intentional interference with contract, as to which dismissal was granted. On July 1, 2012, the Company and Yardi entered into a Settlement Agreement resolving all outstanding litigation between the parties. The Settlement Agreement also includes a license of certain Yardi intellectual property to the Company and a license of certain of our intellectual property to Yardi.

In connection with the Yardi Lawsuit, the Company made claims for reimbursement against each of its primary and excess layer general liability and professional liability insurance carriers. Each of our primary and excess layer professional liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed the Company up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer insurance carriers that such carrier no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that the carrier demanded reimbursement of the $5.0 million payment that the carrier had previously reimbursed to us. The Company disputes this assertion by the carrier. We intend to defend these allegations and to pursue coverage and other appropriate relief in connection with this insurance policy. It is not possible to predict the outcome of this insurance matter, and as such, we have not recorded a contingent liability as we believe an unfavorable outcome is not probable as of the date of this filing.

In addition, in connection with the Yardi Lawsuit, the Company has an excess professional liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. The Company made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed a motion for declaratory judgment against the Company in the United States District Court for the Northern District of Texas seeking a determination by the court that Homeland’s policy does not provide coverage for amounts incurred in connection with the Yardi Lawsuit. We have not recorded any amounts as recoverable in relation to the Homeland insurance policy as of June 30, 2012.

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

The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 654 as of December 31, 2007 to 2,478 as of June 30, 2012. We increased our number of on demand customers from 2,199 as of December 31, 2007 to over 8,200 as of June 30, 2012. We increased the number of on demand product centers that we offer from 25 as of December 31, 2007 to 49 as of June 30, 2012. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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

We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisition of Compliance Depot in May 2011, SeniorLiving.net in July 2011, Multifamily Technology Solutions, Inc. in August 2011, Vigilan, Inc. in January 2012 and RentMineOnline, Inc. in July 2012. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

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

We use a small number of data centers to deliver our solutions. Any disruption of service at our data centers or other facilities could interrupt or delay our customers’ access to our solutions, which could harm our operating results.

The ability of our customers to access our service is critical to our business. We currently serve a majority of our customers from a primary data center located in Carrollton, Texas. We also maintain a secondary data center in downtown Dallas, Texas, approximately 20 miles from our primary data center. Services of our most recent acquisitions are provided from data centers located across the United States, many of which are operated by third party data vendors. We plan to maintain a data center in San Francisco for LeaseStar and certain other solutions and intend to migrate all other data services to our primary and secondary data centers in Carrollton and Dallas. Until this migration is complete, we have no assurances that the policies and procedures in place at our Carrollton and Dallas data centers will be followed at data centers operated by third party vendors or even at our other locations. Any event resulting in extended interruption or delay in our customers’ access to our services or their data could harm our operating results. There can be no certainty that the measures we have taken to eliminate single points of failure in the primary and secondary data centers will be effective to prevent or minimize interruptions to our operations. Our data centers or other facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:

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

The occurrence of an extended interruption of services at one or more of our data centers or other facilities could result in lengthy interruptions in our services. Since January 1, 2007, we have experienced two extended service interruptions lasting more than eight hours caused by equipment and hardware failures. Our service level agreements require us to refund a prorated portion of the access fee if we fail to satisfy our service level commitments related to availability. Refunds for breach of this service level commitment have resulted in immaterial payments to customers in the past. An extended service outage could result in refunds to our customers and harm our customer relationships. In addition, under our some of our advertising and lease generation agreements, we are generally paid for performance and would be unable to perform services under those agreements in the event of a service interruption.

We attempt to mitigate these risks at our data centers or other facilities through various business continuity efforts, including redundant infrastructure, 24 x 7 x 365 system activity monitoring, backup and recovery procedures, use of a secure off-site storage facility for backup media, separate test systems and change management and system security measures, but our precautions may not protect against all potential problems. Our secondary data center is equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support the solutions we provide in the event of the interruption of services at our primary data center. Even with this secondary data center, however, our operations would be interrupted during the transition process should our primary data center experience a failure. Moreover, both our primary and secondary data centers are located in the greater metropolitan Dallas area. As a result, any regional disaster could affect both data centers and result in a material disruption of our services.

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

Disruptions at our data centers or other facilities could cause disruptions in our services and data or document loss or corruption. This could damage our reputation, cause us to issue credits to customers, subject us to potential liability or costs related to defending against claims or cause customers to terminate or elect not to renew their agreements, any of which could negatively impact our revenues.

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

Our competitors vary depending on our product and service. In the market for accounting software we compete with Yardi, MRI, AMSI, Intacct, NetSuite, Intuit, Oracle, PeopleSoft, J.D. Edwards, SAP, Microsoft, AppFolio and other small providers of accounting software. Accounting software typically requires high switching costs. In the market for property management software, we face competitive pressure from Yardi and its Voyager products, AMSI Property Management (owned by Infor Global Solutions, Inc.), Property Boulevard, Inc., Boston Post (acquired by MRI Software LLC), Jenark (owned by CoreLogic), Entrada (a division of Property Solutions International (“Property Solutions”)) and MRI Software LLC. In the single-family market, our accounting and property management Systems primarily compete with Yardi, AppFolio, Intuit, DIY Real Estate Solutions (acquired by Yardi), Buildium, LLC, Rent Manager (owned by London Computer Systems, Inc.) and Property Boss Solutions, LLC.

In the market for vertically-integrated cloud computing for multifamily real estate owners and property managers, our only substantial competition is from Yardi and Property Solutions. We also compete with cloud computing service providers such as Amaton.com, Rackspace, IBM and many others.

We offer a number of software-enabled value-added services that compete with a disparate and large group of competitors. In the applicant screening market, our principal competitors are LexisNexis, CoreLogic, Inc. (formerly First Advantage Corporation, an affiliate of The First American Corporation), TransUnion Rental Screening

Solutions, Inc. (a subsidiary of TransUnion LLC), Yardi, On-Site.com and many other smaller regional and local screening companies. In the insurance market, our principal competitors are Assurant, Inc., Bader Company, Property Solutions and a number of national insurance underwriters (including GEICO Corporation, The Allstate Corporation, State Farm Fire and Casualty Company, Farmers Insurance Exchange, Nationwide Mutual Insurance Company and United Services Automobile Association) that market renters insurance. There are many smaller screening and insurance providers in the risk mitigation area that we encounter less frequently, but they nevertheless present a competitive presence in the market.

In the customer relationship management, or CRM, market, we compete with providers of contact center and call tracking services, including Call Source Inc. (currently owned by Lease Hawk), Yardi, Property Solutions and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including Call Source Inc., Lead Tracking Solutions (recently acquired by Yardi) and Who’s Calling, Inc. In addition, we compete with content syndication providers Realty DataTrust Corporation (acquired by MRI Software, LLC), RentSentinel.com (owned by Yield Technologies, Inc.) and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions, GS Search Marketing, Inc., Spherexx.com, Active Building and Yardi. Certain Internet listing services also offer websites for their customers, usually as a free value add to their listing service.

In the marketing and web portal services market, we compete with G5 Search Marketing, Inc., Spherexx LLC, ReachLocal, Inc., Property Solutions, Yodle, Inc. and many local or regional advertising agencies.

In the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of Primedia Inc.), Rent.com (owned by Primedia, Inc.), Apartments.com (a division of Classified Ventures, LLC, Apartment Finder (a division of Network Communications, Inc.), Move, Inc., Property Solutions, Rent Café, (a divison of Yardi) and many other companies in regional areas.

In the Senior Living market, we compete against A Place for Mom, Inc., SeniorsForLiving, Inc., Care.com, Inc., Caring, Inc., Care Patrol Franchise Systems, LLC, Yardi, Aging with Grace, LLC, and SeniorHomes.com (owned by Moseo, Corp.) and many other companies in regional areas.

In the utility billing and energy management market, we compete at a national level with American Utility Management, Inc., Conservice, LLC, ista North America (recently acquired by Yardi), NWP Services Corporation, Minol USA, L.P. and Yardi. Many other smaller utility billing companies compete for smaller rental properties or in regional areas.

In the revenue management market, we compete with The Rainmaker Group, Inc. and Yardi. MPF Research competes with Reis, Axiometrix and CoStar / PPR.

In the spend management market, we compete with Yardi, AvidXchange, Inc., Nexus Systems, Inc., Ariba, Inc. and Oracle Corporation.

In the payment processing market, we compete with Chase Paymentech Solutions, LLC (a subsidiary of JPMorgan Chase & Co.), First Data Corporation, Fiserv, Inc., MoneyGram International, Inc., NWP Services Corporation, Property Solutions, RentPayment.com (a subsidiary of Yapstone, Inc.), Yardi and a number of national banking institutions.

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

We integrate our software-enabled value-added services with competitive property management software for some of our customers. Our application infrastructure, marketed to our customers as The RealPage Cloud, is based on an open architecture that enables third-party applications to access and interface with applications hosted in The RealPage Cloud through our RealPage Exchange platform. Likewise, through this platform our RealPage Cloud services are able to access and interface with other third-party applications, including third-party property management systems. We also provide services to assist in the implementation, training, support and hosting with respect to the integration of some of our competitors’ applications with our solutions. We sometimes rely on the cooperation of our competitors to implement solutions for our customers. However, frequently our reliance on the cooperation of our competitors can result in delays in integration. There is no assurance that our competitors, even if contractually obligated to do so, will continue to cooperate with us or will not prospectively alter their obligations to do so. We also occasionally develop interfaces between our software-enabled value-added services and competitor property management software without their cooperation or consent. There is no assurance that our competitors will not alter their applications in ways that inhibit integration or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications.

On January 24, 2011, one of our competitors, Yardi, filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. The lawsuit alleged claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi sought injunctive relief, punitive damages, recovery of all profits attributable to the defendants’ allegedly wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. Yardi alleged, among other things, that RealPage took Yardi employee, client and independent consultant credentials and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, Yardi alleged that RealPage improperly obtained administrative-level access to Yardi’s software and copied it onto RealPage’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance RealPage’s own products and services. Yardi alleged that in doing so, and in offering to indemnify our customers, RealPage induced Cloud customers to violate their confidentiality and other agreements with Yardi. RealPage answered Yardi’s complaint and also filed counterclaims against Yardi. RealPage’s counterclaims alleged that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. RealPage’s counterclaims sought relief for Yardi’s misappropriation of RealPage’s trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. RealPage sought damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs.

On July 1, 2012, RealPage and Yardi entered into a comprehensive settlement of all outstanding litigation between them, and the lawsuit was dismissed. As part of the settlement, Yardi and RealPage granted each other perpetual licenses and rights to substantially expanded interfaces so that clients can experience a more full-featured integration between RealPage and Yardi applications. The parties also established ongoing testing environments to ensure that the interfaces operate smoothly as designed. In addition, Yardi granted RealPage a license to certain patents. Under the settlement, RealPage will continue providing hosting services for Yardi software for current clients for five more years. RealPage also agreed to stop offering hosting services for Yardi software to new customers and to stop providing support or implementation services for Yardi software. While we expect this settlement comprehensively addressed the matters with respect to Yardi, if competitors do not cooperate with us, alter their applications in ways that inhibit or restrict the integration of our solutions or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications and we are not able to find alternative ways to integrate our solutions with our competitors’ applications, our business would be harmed.

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

We are entering a business environment in which social media integration is playing a significantly increasing role. Social media is a new and rapidly changing industry wherein the rules and regulations related to use and disclosure of personal information is unclear and evolving.

The operation and marketing of multitenant real estate developments is likely to become more dependent upon the use of and integration with social media platforms as communities attempt to reach their current and target customers through applications like Facebook, Twitter, LinkedIn and other current and emerging social applications. The use of these applications necessarily involves the disclosure of personal information by individuals participating in social media, and the corresponding utilization of such personal information by our products and services via integration programs and data exchanges. The regulatory framework for social media privacy and security issues is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies on social media platforms have recently come under increased public scrutiny as various government agencies and consumer groups have called for new regulation and changes in industry practices. We are also subject to each social media platform’s terms and conditions for application development and integration, which may be modified, restricted, or otherwise changed to the detriment of our operations.

These factors, many of which are beyond our control, present a high degree of uncertainty for the future of social media integration. As such, there is no assurance that the our participation will be risk free, as contractual, statutory or other legal restrictions may be created that limit or otherwise impede our participation in or leverage of social media integration.

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

Our success depends, in part, on our ability to process high volumes of customer data and enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain an office in Hyderabad, India where we employ development and data processing personnel. We recently opened an office in Manila, Philippines. We believe that performing these activities in Hyderabad and Manila increases the efficiency and decreases the costs of our development and data processing efforts. However, managing and staffing international operations requires management’s attention and financial resources. The level of cost-savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Additionally, if we experience difficulties as a result of political, social or economic instability, limitations of local infrastructure, or problems with our workforce or facilities at our or third parties’ international operations, our business could be harmed due to delays in product release schedules or data processing services.

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

In connection with our electronic payment processing services, we process resident payments and subsequently submit these resident payments to our customers after varying clearing times established by RealPage. These payments are settled through our sponsoring clearing bank, and in the case of EFT, our Originating Depository Financial Institutions, or ODFI. Currently, we rely on Wells Fargo, N.A. and JPMorgan Chase Bank, N.A. as our sponsoring clearing banks. In the future, we expect to enter into similar sponsoring clearing bank relationships with one or more other national banking institutions. The resident payments that we process for our customers at our sponsoring clearing bank are identified in our consolidated balance sheets as restricted cash and the corresponding liability for these resident payments is identified as customer deposits. Our electronic payment processing business and related maintenance of custodial accounts subjects us to a number of risks, including, but not limited to:

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

If any of these risks related to our electronic payment processing business were to occur, our business or financial results could be negatively affected. Additionally, with respect to the processing of EFTs, we are exposed to financial risk. EFTs between a resident and our customer may be returned for various reasons such as insufficient funds, stop payment, etc. These returns are charged back to the customer by us. However, if we or our sponsoring clearing banks are unable to collect such amounts from the customer’s account or if the customer refuses or is unable to reimburse us for the chargeback, we bear the risk of loss for the amount of the transfer. While we have not experienced material losses resulting from chargebacks in the past, there can be no assurance that we will not experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our customers may adversely affect our financial condition and results of operations.

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

In December 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Comerica Bank and the other lenders party thereto (“Restated Agreement”) to amend and restate our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original agreement into revolving loans. As of June 30, 2012, $35.0 million was outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. Our interest expense for the credit facility was approximately was $0.4 million and $0.6 million for the three months ended June 30, 2012 and 2011 and $0.9 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively. Advances under credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

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

Our credit facility contains customary covenants, which limit our and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or guarantee indebtedness of others;

•	create liens on our assets;

•	enter into mergers or consolidations;

•	dispose of assets;

•	make changes to our governing documents and certain of our agreements;

•	pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock;

•	make investments, including acquisitions;

•	enter into transactions with affiliates; and

•	make capital expenditures.

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

On January 24, 2011, one of our competitors, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. Yardi filed. The lawsuit alleged claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi sought injunctive relief, punitive damages, recovery of all profits attributable to the defendants’ allegedly wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. Yardi alleged, among other things, that the Company took Yardi employee, client and independent consultant credentials and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, Yardi alleged that the Company improperly obtained administrative-level access to Yardi’s software and copied it onto the Company’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance the Company’s own products and services. Yardi alleged that in doing so, and in offering to indemnify our customers, the Company induced Cloud customers to violate their confidentiality and other agreements with Yardi. The Company answered Yardi’s complaint and also filed counterclaims against Yardi. The Company’s counterclaims alleged that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. The Company’s counterclaims sought relief for Yardi’s misappropriation of the Company’s trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. The Company sought damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. On July 1, 2012, the Company and Yardi entered into a comprehensive settlement of all outstanding litigation between them, and the lawsuit was dismissed. As part of the settlement, Yardi and the Company granted each other perpetual licenses and rights to substantially expanded interfaces so that clients can experience a more full-featured integration between the Company and Yardi applications. The parties also established ongoing testing environments to ensure that the interfaces operate smoothly as designed. In addition, Yardi granted the Company a license to certain patents.

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

The Smarter Agent, LLC litigation or other similar litigation could force us to stop selling, incorporating or using our solutions that include the challenged intellectual property or redesign those solutions that use the technology. In addition, we may have to pay damages if we are found to be in violation of a third party’s rights. We may have to procure a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. There is no assurance that we would be able to develop alternative solutions or, if alternative solutions were developed, that they would perform as required or be accepted in the relevant markets. In some instances, if we are unable to offer non-infringing technology, or obtain a license for such technology, we may be required to refund some or the entire license fee paid for the infringing technology by our customers.

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

Current and future legal proceedings against us could be costly and time consuming to defend.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our customers in connection with commercial disputes, claims brought by our customers’ current or prospective residents, including potential class action lawsuits based on asserted statutory or regulatory violations, employment-based claims made by our current or former employees, administrative agencies, or government regulators. Litigation, enforcement actions, and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover or may dispute coverage of such legal proceedings or claims, even after proceeds under such insurance policies have been received by us. In addition, insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all. A legal proceeding or claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our operating results.

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. (this lawsuit and the related litigation, the “Yardi Lawsuit”). Yardi filed a First Amended Complaint on August 12, 2011. The lawsuit alleged claims for relief for violation of the Computer Fraud and Abuse Act, violation of the California Comprehensive Data Access and Fraud Act, violation of the Digital Millennium Copyright Act, copyright infringement, trade secret misappropriation, unfair competition, and inducement of breach of contract. Yardi sought injunctive relief, punitive damages, recovery of all profits attributable to Defendants’ alleged wrongful acts and infringements, statutory damages, exemplary damages, prejudgment interest, and attorneys’ fees and costs. The First Amended Complaint alleged, among other things, that the Company took Yardi employee, client and independent consultant credentials, and used them to access Yardi’s computer system and steal Yardi’s trade secrets and copyrighted software, related support documentation, price lists and other proprietary information. In addition, the First Amended Complaint alleged that the Company improperly obtained administrative-level access to Yardi’s software and copied it onto the Company’s servers for its own competitive purposes, used these unauthorized software copies to discover the allegedly proprietary programming, functionality and feature set of Yardi’s software, to compete unfairly against Yardi, to create unauthorized derivative works from Yardi’s software, and to enhance the Company’s own products and services. Yardi alleged that in doing so, and in offering to indemnify our customers, the Company induced Cloud customers to violate their confidentiality and other agreements with Yardi. On March 28, 2011, the Company filed an answer to Yardi’s Complaint, and on September 12, 2011 the Company answered the First Amended Complaint. The Company also filed counterclaims against Yardi, first in connection with its March 28 answer and then in First Amended Counterclaims filed on May 18, 2011. On September 2, 2011, following the Court’s order granting in part and denying in part Yardi’s motion to dismiss certain of the Company’s causes of action without prejudice, the Company filed Second Amended Counterclaims. The Company’s counterclaims alleged that Yardi and its agents wrongfully obtained and used our trade secrets and engaged in anti-competitive behavior with respect to certain of our clients. The Company’s counterclaims sought relief for misappropriation of trade secrets, Sherman Act (antitrust) violations and California Cartwright Act violations, intentional interference with contract, intentional interference with prospective economic advantage, and violation of California’s unfair competition statute. The Company sought damages, punitive damages, injunctive relief and all profits, gains and advantages that Yardi received as a result of its wrongful conduct along with attorneys’ fees and costs. Yardi filed a Motion to Dismiss the Company’s Second Amended Counterclaims on September 30, 2011. On February 13, 2012, the Court denied Yardi’s motion with respect to all claims except for a portion of one of our claims for intentional interference with contract, as to which dismissal was granted. On July 1, 2012, the Company and Yardi Systems entered into a Settlement Agreement resolving all outstanding litigation between the parties. The Settlement Agreement also includes a license of certain Yardi intellectual property to the Company and a license of certain of our intellectual property to Yardi.

In connection with the Yardi Lawsuit, the Company made claims for reimbursement against each of its primary and excess layer general liability and professional liability insurance carriers. Each of our primary and excess layer professional liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed the Company up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer insurance carriers that such carrier no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that the carrier demanded reimbursement of the $5.0 million payment that the carrier had previously reimbursed to us. The Company disputes this assertion by the carrier. We intend to defend these allegations and to pursue coverage and other appropriate relief in connection with this insurance policy. It is not possible to predict the outcome of this insurance matter, and as such, we have not recorded a contingent liability as we believe an unfavorable outcome is not probable as of the date of this filing.

In addition, in connection with the Yardi Lawsuit, the Company has an excess professional liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. The Company made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed a motion for declaratory judgment against the Company in the United States District Court for the Northern District of Texas seeking a determination by the court that Homeland’s policy does not provide coverage for amounts incurred in connection with the Yardi Lawsuit. We have not recorded any amounts as recoverable in relation to the Homeland insurance policy as of June 30, 2012.

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

We provide warranties to customers of certain of our solutions and services relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. General errors, defects, inaccuracies or other performance problems in the software applications underlying our solutions or inaccuracies in or loss of the data we provide to our customers could result in financial or other damages to our customers. Additionally, errors associated with any delivery of our services, including utility billing, could result in financial or other damages to our customers. There can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions, in amounts and under terms that we believe are appropriate. There can be no assurance that this coverage will continue to be available on terms acceptable to us, or at all, or in sufficient amounts to cover one or more large product liability claims, or that the insurer will not deny coverage for any future claim or dispute coverage of such legal proceedings or claims even after proceeds under such insurance policies have been received by us. The successful assertion of one or more large product liability claims against us that exceeds available insurance coverage, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

As a public company, we have incurred, and will incur, significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities Exchange Commission and The NASDAQ Stock Market LLC. We expect these rules and regulations to increase our legal and financial compliance costs substantially and to make some activities more time-consuming and costly. As a public company, it is more expensive for us to obtain director and officer liability insurance and that it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

Our business is subject to the risks of international operations.

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

In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social, or economic instability, terrorist attacks and security concerns in general;

•	limitations of local infrastructure;

•	fluctuations in currency exchange rates;

•	higher levels of credit risk and payment fraud;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing and managing global operations and the increased travel,infrastructure, and legal compliance costs associated with multiple international locations; and

•	compliance with statutory equity requirements and management of tax consequences.

If we are unable to manage the complexity of our international operations successfully, our financial results could be adversely affected.

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

Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 51.3% of our common stock as of June 30, 2012. Further, Stephen T. Winn, our Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 36.9% of our common stock as of June 30, 2012. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

As of June 30, 2012, we had 73,658,956 shares of common stock outstanding. Of these shares, 72,626,599 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.

As of June 30, 2012, holders of 29,493,125 shares, or approximately 40.0%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

In addition, we have registered approximately 20,934,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 3,524,928 shares were eligible for sale upon the exercise of vested options as of June 30, 2012.

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

Date: August 7, 2012

RealPage, Inc.

By	/s/ Timothy J. Barker

Timothy J. Barker
Chief Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	07/26/2010	3.2

3.2	Amended and Restated Bylaws of the Registrant	S-1	07/26/2010	3.4

4.1	Form of Common Stock certificate of the Registrant	S-1	07/26/2010	4.1

4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	04/29/2010	4.2

4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	04/29/2010	4.3

4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010	10-Q	11/05/2010	4.4

4.5	Registration Rights Agreement among the Registrant and certain stockholders, dated August 24, 2011	10-Q	11/08/2011	4.5

10.1	Form of 2012 Management Incentive Plan	8-K	2/27/2012	10.1

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Instance†				X

101.SCH	Taxonomy Extension Schema†				X

101.CAL	Taxonomy Extension Calculation†				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

101.LAB	Taxonomy Extension Labels†				X

101.PRE	Taxonomy Extension Presentation†				X

101.DEF	Taxonomy Extension Definition†				X

*	Furnished herewith
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.