Form 10-Q
period 2012-09-30
REALPAGE INC
filed 2012-11-09
CIK 1286225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $0.001 par value	75,433,360

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

REALPAGE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,220	$51,273
Restricted cash	22,443	19,098
Accounts receivable, less allowance for doubtful accounts of $1,015 and $979 at September 30, 2012 and December 31, 2011, respectively	45,351	43,883
Deferred tax asset, net of valuation allowance	276	272
Other current assets	7,101	10,232

Total current assets	111,391	124,758
Property, equipment, and software, net	36,163	27,974
Goodwill	134,818	129,292
Identified intangible assets, net	106,212	112,308
Deferred tax asset, net of valuation allowance	2,342	2,539
Other assets	3,887	3,194

Total assets	$394,813	$400,065

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,448	$12,218
Accrued expenses and other current liabilities	20,515	25,816
Current portion of deferred revenue	56,372	57,325
Customer deposits held in restricted accounts	22,317	19,017

Total current liabilities	109,652	114,376
Deferred revenue	9,947	8,693
Long-term debt, less current portion	25,000	50,312
Other long-term liabilities	3,143	3,803

Total liabilities	147,742	177,184
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 76,262,909 and 73,115,779 shares issued and 75,361,930 and 72,701,571 shares outstanding at September 30, 2012 and December 31, 2011, respectively	76	73
Additional paid-in capital	342,078	316,964
Treasury stock, at cost: 900,979 and 414,208 shares at September 30, 2012 and December 31, 2011, respectively	(5,526)	(3,138)
Accumulated deficit	(89,500)	(90,961)
Accumulated other comprehensive loss	(57)	(57)

Total stockholders’ equity	247,071	222,881

Total liabilities and stockholders’ equity	$394,813	$400,065

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
On demand	$78,973	$62,765	$224,629	$172,741
On premise	1,226	1,772	3,903	5,045
Professional and other	3,040	3,118	7,916	9,052

Total revenue	83,239	67,655	236,448	186,838
Cost of revenue(1)	32,897	27,585	95,358	78,078

Gross profit	50,342	40,070	141,090	108,760
Operating expense:
Product development(1)	12,274	11,230	35,325	32,083
Sales and marketing(1)	21,792	17,688	57,186	44,992
General and administrative(1)	12,545	11,840	44,794	31,190

Total operating expense	46,611	40,758	137,305	108,265

Operating income (loss)	3,731	(688)	3,785	495
Interest expense and other, net	(407)	(684)	(1,620)	(2,582)

Income (loss) before income taxes	3,324	(1,372)	2,165	(2,087)

Income tax expense (benefit)	1,211	(266)	704	(615)

Net income (loss)	$2,113	$(1,106)	$1,461	$(1,472)

Net income (loss) per share
Basic	$0.03	$(0.02)	$0.02	$(0.02)
Diluted	$0.03	$(0.02)	$0.02	$(0.02)
Weighted average shares used in computing net income (loss) per share
Basic	72,178	68,792	71,293	68,096
Diluted	74,282	68,792	73,689	68,096
(1) Includes stock-based compensation expense as follows:
Cost of revenue	$649	$459	$2,088	$1,069
Product development	1,116	1,258	3,180	3,343
Sales and marketing	2,653	3,433	4,422	8,793
General and administrative	1,595	1,258	4,627	3,025

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
Net income (loss)	$2,113	$(1,106)	$1,461	$(1,472)
Foreign currency translation gain (loss)	5	(16)	—	(36)

Comprehensive income (loss)	$2,118	$(1,122)	$1,461	$(1,508)

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Shares		Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance as of December 31, 2011	73,116	$73	$316,964	$(57)	$(90,961)	(414)	$(3,138)	$222,881
Foreign currency translation	—	—	—	—	—	—	—	—
Net income	—	—	—	—	1,461	—	—	1,461
Exercise of stock options	2,001	3	9,871	—	—	—	—	9,874
Treasury stock purchase, at cost	—	—	—	—	—	(487)	(2,388)	(2,388)
Issuance of restricted stock	1,146	—	926	—	—	—	—	926
Stock-based compensation	—	—	14,317	—	—	—	—	14,317

Balance as of September 30, 2012	76,263	$76	$342,078	$(57)	$(89,500)	(901)	$(5,526)	$247,071

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,461	$(1,472)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,682	21,458
Deferred tax benefit	(74)	(1,430)
Stock-based compensation	14,317	16,230
Loss on disposal of assets	387	398
Acquisition-related contingent consideration	(422)	102
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(1,023)	(3,900)
Customer deposits	(45)	37
Other current assets	3,215	(2,778)
Other assets	(693)	(587)
Accounts payable	(2,255)	1,473
Accrued compensation, taxes and benefits	1,666	(1,161)
Deferred revenue	197	1,906
Other current and long-term liabilities	742	(577)

Net cash provided by operating activities	41,155	29,699
Cash flows from investing activities:
Purchases of property, equipment and software	(18,601)	(10,782)
Acquisition of businesses, net of cash acquired	(19,491)	(87,817)
Acquisition of intangible assets	(225)	—

Net cash used in investing activities	(38,317)	(98,599)

Cash flows from financing activities:
Stock issuance costs from public offerings	—	(775)
Payments on revolving credit facility	(25,312)	—
Payments on notes payable	—	(8,086)
Payments on capital lease obligations	(65)	(438)
Issuance of common stock	9,874	8,499
Purchase of treasury stock	(2,388)	(783)

Net cash used in financing activities	(17,891)	(1,583)

Net decrease in cash and cash equivalents	(15,053)	(70,483)
Effect of exchange rate on cash	—	(36)
Cash and cash equivalents:
Beginning of period	51,273	118,010

End of period	$36,220	$47,491

Supplemental cash flow information:
Cash paid for interest	$1,317	$1,957

Cash paid for income taxes, net of refunds	$264	$797

See accompanying notes.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	The Company

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

Principally, all of our revenue for the three and nine months ended September 30, 2012 and 2011 was in North America.

Net long-lived assets held were $33.5 million and $26.4 million in North America and $2.7 million and $1.6 million in our international subsidiaries at September 30, 2012 and December 31, 2011, respectively.

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

From time to time, we sell on demand software solutions with professional services. In such cases, as each element has stand alone value, we allocate arrangement consideration based on our ESP of the on demand software solution and VSOE of the selling price of the professional services.

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

As part of our risk mitigation services to the rental housing industry, we act as an insurance agent and derive commission revenue from the sale of insurance products to individuals. The commissions are based upon a percentage of the premium that the insurance company charges to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. If the policy is cancelled, our commissions are forfeited as a percent of the unearned premium. As a result, we recognize the commissions related to these services ratably over the policy term as the associated premiums are earned. Our contract with our underwriting partner provides for contingent commissions to be paid to us in accordance with the agreement. This agreement provides for a calculation that considers, on the policies sold by us, earned premiums less i) earned agent commissions; ii) a percent of premium retained by our underwriting partner; iii) incurred losses; and iv) profit retained by our underwriting partner during the time period. Our estimate of contingent commission revenue considers historical loss experience on the policies sold by us.

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

No single customer accounted for 5% or more of our revenue or accounts receivable for the three and nine months ended September 30, 2012 or 2011.

Recently Issued Accounting Standards

Based on our evaluation of recently issued accounting standards, there were no standards issued in 2012 that would materially impact our financial position, results of operations or related disclosures.

3.	Acquisitions

2012 Acquisitions

In January 2012, we acquired substantially all of the operating assets of Vigilan, Incorporated (“Vigilan”). A provider of assisted living software-as-a-service, Vigilan products allow assisted living communities to monitor and schedule detailed care, manage labor costs, provide accurate billing as well as compliance tools through its comprehensive compliance module. This asset acquisition allows us to integrate Vigilan with existing senior living software solutions to further expand the RealPage Senior Living product offerings. We acquired Vigilan for a purchase price of $5.0 million consisting of a cash payment of $4.0 million and two additional cash payments of up to $0.5 million each due 12 months and 24 months after the acquisition date. The $1.0 million withheld from the purchase consideration was subject to a downward adjustment if certain revenue targets (a level 3 input) were not met for the six months ended June 30, 2012. The fair value of the future cash payment was $1.0 million as of June 30, 2012. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. All direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

In July 2012, we acquired all of the issued and outstanding shares of Rent Mine Online, Inc. (“RMO”). The acquisition of RMO expands our resident referral capabilities into the multifamily residential rental housing market. We acquired RMO for a preliminary purchase price consisting of a cash payment of $5.5 million at closing, a deferred cash payment of up to $3.5 million and a contingent deferred earn out payment of up to 300,000 shares of our common stock, payable based on the achievement of certain revenue targets on or before December 31, 2014. In addition, the purchase agreement included a conversion option on the contingent common shares, in which the seller can elect to receive, in lieu of common shares, an amount per share equal to the lesser of the average market price or an established threshold, up to one half of the common shares earned. The $3.5 million withheld from the purchase price is subject to a downward adjustment if certain revenue targets (a level 3 input) are not met as of March 31, 2013. The preliminary fair value of the future cash payment was $0.8 million as of September 30, 2012. We recorded the preliminary fair value of the common shares and the conversion option of $0.9 million. These preliminary fair values were based on management’s estimate of the fair value of the cash, common shares and put option using a probability weighted discount model on the achievement of certain revenue targets. This acquisition was financed using cash flows from operations. Acquired intangibles were preliminarily recorded at fair value based on assumptions determined by us. The purchase price allocation is preliminary due to finalizing the valuation of intangibles and contingent consideration. We expect to finalize this during the fourth quarter. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangible assets are not deductible for tax purposes.

We have allocated the purchase price for RMO (preliminary) and Vigilan as follows:

	RMO	Vigilan
	(in thousands)
Intangible assets:
Developed product technologies	$2,260	$1,430
Customer relationships	2,320	1,150
Goodwill	4,238	2,454
Net deferred taxes	(1,628)	—
Net other assets	(363)	(34)

Total purchase price, net cash acquired	$6,827	$5,000

2011 Acquisitions

In May 2011, we acquired substantially all of the assets of Compliance Depot, LLC (“Compliance Depot”) for approximately $22.5 million which included a cash payment of $19.2 million at closing and three deferred payments of $1.1 million each payable six, twelve and eighteen months after the acquisition date. As of September 30, 2012, only one payment of $1.1 million remains outstanding. The acquisition of Compliance Depot expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry. This acquisition was financed from proceeds from our initial public offering and cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade names acquired have an indefinite useful life as we do not plan to cease using the trade names in the marketplace. All direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

In July 2011, we acquired Senior-Living.com, Inc., operating under the name SeniorLiving.net (“SLN”), pursuant to an Agreement and Plan of Merger. The acquisition of SLN expands our lead generation capabilities into the senior living rental housing market. The purchase price consisted of a cash payment of $4.0 million at closing, additional cash payments of $0.5 million, half of which is due on each of the first and second anniversaries of the acquisition date, an estimated cash payment payable (acquisition-related contingent consideration) and up to 400,000 shares of our common stock, in each case payable based on the achievement of certain revenue targets as defined in the purchase agreement. As of September 30, 2012, 100,000 shares had been issued. This acquisition was financed from proceeds from cash flows from operations. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.3 million. In addition, we recorded the fair value of the common shares of $8.4 million. These fair values were based on management’s estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment has a maximum value of $0.5 million. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade names acquired have an indefinite useful life as we do not plan to cease using the trade names in the marketplace. All direct acquisition costs were approximately $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets (a level 3 input). This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of September 30, 2012, our liability for the estimated cash payment was $0.5 million. During the three and nine months ended September 30, 2012, we recognized losses of less than $0.1 million and $0.1 million, respectively, due to changes in the estimated fair value of the cash acquisition-related contingent consideration.

In August 2011, we acquired Multifamily Technology Solutions, Inc. (“MTS”), which owns the Internet listing service for rental properties called MyNewPlace, pursuant to an Agreement and Plan of Merger. MTS continued as the surviving corporation of the Merger and a wholly owned subsidiary of RealPage. The acquisition of MTS adds an Internet listing service for rental properties and expands our syndication and organic lead generation capabilities. This acquisition was financed from proceeds from our initial public offering, cash flows from operations and issuance of restricted common stock. The purchase price consisted of a cash payment of $64.0 million, including amount placed in escrow, net of cash acquired, 294,770 shares of RealPage restricted common stock and the assumption of MTS stock options exercisable for 349,693 shares of RealPage common stock. In addition, the purchase agreement included a put option on the restricted common shares, in which, if the average market price of our common shares falls below an established threshold, we will pay the difference between the average market price and the established threshold in cash. We established a liability of $1.2 million for the put option which is based on its estimated fair value at the acquisition date. We also recorded the fair value of the restricted common shares and the assumed stock options of $6.3 million and $3.6 million, respectively. The fair value of the restricted common shares was based on management’s estimate of the fair value of restricted common shares using a probability weighted discounted cash flow model. The fair values of the assumed stock options and the put option was based on the Black-Scholes option pricing model using inputs consistent with those used in the valuation of our stock options. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade names acquired have an indefinite useful life as we do not plan to cease using the trade names in the marketplace. All direct acquisition costs were approximately $0.8 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the put option on the restricted common shares will continue to be re-evaluated and recorded at an estimated fair value based on the changes in market prices of our common stock (a level 2 input). During the three and nine months ended September 30, 2012, we recognized gains of $0.3 million and $0.3 million, respectively, due to changes in the estimated fair value of the put option for restricted common shares. One of the minority shareholders of MTS is our customer. In connection with the distribution of the purchase price, we paid this customer for their proportionate share of the purchase price. This transaction was at arm’s length and is not related to the ongoing relationship with us.

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

We allocated the purchase price for MTS, SLN and Compliance Depot as follows:

	MTS	SLN	Compliance Depot
	(in thousands)
Intangible assets:
Developed product technologies	$2,280	$1,200	$382
Customer relationships	27,600	2,630	9,030
Trade names	24,800	2,560	2,230
Goodwill	33,795	8,356	13,349
Deferred revenue	(164)	—	(2,380)
Net deferred taxes	(15,574)	(1,347)	—
Net other assets	2,210	(224)	(110)

Total purchase price, net of cash acquired	$74,947	$13,175	$22,501

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

In July 2010, we purchased 100% of the outstanding stock of eReal Estate Integration, Inc. (“eREI”), which included an estimated cash payment payable upon the achievement of certain revenue targets (acquisition-related contingent consideration). The fair value of this acquisition-related contingent consideration was based on management’s estimate of the fair value of the cash using a probability weighted discounted cash flow model on the achievement of certain revenue targets (a level 3 input). The cash payment has a maximum value of $1.8 million. As of September 30, 2012, our liability for the estimated cash payment was $0.2 million. We recognized gains of $0.3 million and less than $0.1 million during the three months ended and a gain of $0.2 million and a loss of $0.1 million during nine months ended September 30, 2012 and 2011, respectively, due to changes in the estimated fair value of the cash acquisition-related contingent consideration.

Pro Forma Results of Acquisitions

The following table presents pro forma results of operations for the three and nine months ended September 30, 2012 and 2011 as if the RMO, Vigilan, MTS, SLN and Compliance Depot acquisitions had occurred at the beginning of the years presented. The pro forma financial information for the nine months ended September 30, 2012, respectively, includes the business combination accounting effects resulting from the RMO acquisition including: tax benefit of $0.2 million and approximately $0.5 million of amortization charges from acquired intangible assets. The pro forma financial information for the three and nine months ended September 30, 2011, respectively, includes the business combination accounting effects resulting from these acquisitions including: interest expense of $0.1 million and $0.2 million; tax benefit of $0.5 million and $2.4 million; and $0.6 million and $2.8 million of amortization charges from acquired intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented or of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Actual	Pro Forma	Pro Forma	Pro Forma
	(in thousands, except per share amounts)
Revenue:
On demand	$78,973	$66,485	$225,839	$188,934
On premise	1,226	1,772	3,903	5,045
Professional and other	3,040	3,118	7,916	9,052

Total revenue	83,239	71,375	237,658	203,031
Net income (loss)	$2,113	$(1,915)	$1,214	$(5,043)
Net income (loss) per share:
Basic	$0.03	$(0.03)	$0.02	$(0.07)
Diluted	$0.03	$(0.03)	$0.02	$(0.07)

4.	Property, Equipment and Software

Property, equipment and software consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Leasehold improvements	$11,820	$9,924
Data processing and communications equipment	43,196	38,926
Furniture, fixtures, and other equipment	11,379	9,680
Software	40,844	31,266

	107,239	89,796
Less: Accumulated depreciation and amortization	(71,076)	(61,822)

Property, equipment and software, net	$36,163	$27,974

Depreciation and amortization expense for property, equipment and software was $3.5 million and $3.1 million for the three months ended, and $10.3 million and $9.5 million for the nine months ended September 30, 2012 and 2011, respectively. This includes depreciation for assets purchased through capital leases.

5.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2012 is as follows:

(in thousands)
Balance at December 31, 2011	$129,292
Goodwill acquired	6,692
Other	(1,166)

Balance at September 30, 2012	$134,818

Other intangible assets consisted of the following at September 30, 2012 and December 31, 2011:

		September 30, 2012			December 31, 2011
	Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets
Developed technologies	3 years	$29,735	$(21,140)	$8,595	$25,963	$(14,847)	$11,116
Customer relationships	1-10 years	77,703	(21,434)	56,269	74,233	(14,949)	59,284
Vendor relationships	7 years	5,650	(3,882)	1,768	5,650	(3,316)	2,334

Total finite-lived intangible assets		113,088	(46,456)	66,632	105,846	(33,112)	72,734
Indefinite-lived intangible assets
Trade names		39,580	—	39,580	39,574	—	39,574

Total intangible assets		$152,668	$(46,456)	$106,212	$145,420	$(33,112)	$112,308

Amortization of finite-lived intangible assets was $4.5 million and $4.3 million for the three months ended, and $13.3 million and $11.9 million for the nine months ended’ September 30, 2012 and 2011, respectively.

6.	Debt

In December 2011, we entered into an Amended and Restated Credit Agreement (“Credit Agreement”) to amend our original credit facility. The Credit Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Credit Agreement converted our outstanding term loan under the original credit facility into revolving loans. Revolving loans accrue interest at a per annum rate equal to, at the Company’s option, either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.00% to 0.25% in the case of prime rate loans, based upon the Company’s senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest as the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

In September 2012, we entered into an amendment to the Credit Agreement. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio. All other interest rates and maturity periods remain consistent with the Credit Agreement. Additionally, our capital expenditure limitations were expanded in the amendment.

As of September 30, 2012 and December 31, 2011, we had $25.0 million and $50.3 million outstanding under our revolving line of credit, which approximates its fair value. As of September 30, 2012, $125.0 million was available under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. We had unamortized debt issuance costs of $1.0 million and $1.3 million at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, we were in compliance with our debt covenants.

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

On August 7, 2012, we granted 322,556 options with an exercise price of $24.62 which vest over four years with 75% vesting over 15 quarters and the remaining 25% vesting on the 16th quarter. We also granted 161,516 shares of restricted stock at $24.62 which vest ratably over four years. Both stock options and restricted stock were granted under the 2010 Equity Plan. In connection with our acquisition of RMO, we granted 200,000 shares of performance restricted stock at $24.62 to certain employees which vest as product specific revenue targets are achieved.

All stock options and restricted stock were granted under the 2010 Equity Plan.

8.	Commitments and Contingencies

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2012 or December 31, 2011.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of September 30, 2012 or December 31, 2011.

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

The Settlement Agreement is a multiple element arrangement for accounting purposes. For the multiple element arrangement, the Company identified each element of the arrangement and determined when those elements should be recognized. The Company allocated the consideration to each element using the estimated fair value of the elements. The Company considered several factors in determining the accounting fair value of the elements of the Settlement Agreement. The inputs and assumptions used in this valuation were from a market participant perspective and included projected revenue, estimated discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors. Changes in any number of these assumptions may have had a substantial impact on the fair value as assigned to each element. These inputs and assumptions represent management’s best estimates at the time of the transaction. Based on the estimated fair value, we have recognized the following: $3.0 million for the license from Yardi, which was capitalized upon execution of the Settlement Agreement and amortized as a cost of revenue over its estimated useful life, beginning in July 2012; $1.0 million for the license sold to Yardi, which will be recognized as revenue over the estimated useful life of the technology, beginning in July 2012; and $8.5 million inclusive of the settlement and other related legal costs, which were expensed in the second quarter of 2012.

In connection with the Yardi Lawsuit, the Company made claims for reimbursement against each of its primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed the Company up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in the Company’s obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. The Company disputes these assertions by these carriers and intends to vigorously protect its coverage. Accordingly, on August 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to the Company’s counsel in connection with the Yardi Lawsuit. On September 5, 2012, Ace filed a motion to dismiss the Ace Lawsuit and on September 6, 2012, defendant Axis filed a motion to dismiss the Ace Lawsuit. On September 24, 2012, the Company filed our opposition to the motions to dismiss and separately filed our motion for partial summary judgment on the basis that each of Ace’s and Axis’ notice of rescission was untimely under applicable statutory law. Trial in the Ace Lawsuit is currently set for November 4, 2013. We intend to continue to pursue coverage and other appropriate relief in connection with these insurance policies. We believe that it is remote that we will have a material loss in connection with these reimbursement demands.

In addition, in connection with the Yardi Lawsuit, the Company has an excess errors and omissions liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. The Company made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed an Original Complaint for Declaratory Relief against the Company in the United States District Court for the Northern District of Texas, Fort Worth Division, seeking a declaration that Homeland’s policy excludes coverage for amounts incurred in connection with the Yardi Lawsuit. On August 29, 2012, the Company responded to Homeland’s complaint and filed counterclaims. Homeland responded to the Company’s counterclaims on September 20, 2012. We intend to continue to vigorously pursue coverage and other appropriate relief in connection with this insurance policy. We have not recorded any amounts as recoverable in relation to the Homeland insurance policy as of the date of this filing.

We are involved in other litigation matters not listed above but we do not consider the matters to be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related thereto unfold.

9.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 8,521 and 239,804 shares for the three and nine months ended September 30, 2011, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$2,113	$(1,106)	$1,461	$(1,472)
Denominator:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	72,178	68,792	71,293	68,096
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	2,104	—	2,396	—

Weighted average common shares used in computing diluted net income (loss) per share	74,282	68,792	73,689	68,096
Net income (loss) per common share:
Basic	$0.03	$(0.02)	$0.02	$(0.02)
Diluted	$0.03	$(0.02)	$0.02	$(0.02)

10.	Income Taxes

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

Our effective income tax rate was 36.4% and 19.4% for the three months ended September 30, 2012 and 2011, respectively, and 32.5% and 29.5% for the nine months ended September 30, 2012 and 2011. Our effective tax rate fluctuated from the prior period predominantly due to the impact of permanent differences, including stock compensation and the non-deductibility of contingent consideration, in relation to our results of operations before income taxes.

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

Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of September 30, 2012, over 8,300 customers used one or more of our on demand software solutions to help manage the operations of approximately 7.8 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2011 by the National Multi Housing Council, based on number of units managed.

We sell our solutions through our direct sales organization. Our total revenues were approximately $83.2 million and $67.7 million for the three months ended, and $236.4 million and $186.8 million for the nine months ended, September 30, 2012 and 2011, respectively. In the same periods, we had operating income (loss) of approximately $3.7 million, $(0.7) million, $3.8 million and $0.5 million, respectively, and net income (loss) of approximately $2.1 million, $(1.1) million, $1.5 million and $(1.5) million, respectively.

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

New Product Families

In August 2011, we announced our new product family, LeaseStar, which will consolidate and integrate products and services related to our acquisitions of eREI, LevelOne, SeniorLiving.net, MTS, RMO and our suite of products and services historically branded as Crossfire. We believe the LeaseStar product family will unify major organic and paid lead channels into a single marketplace where consumers can find a rental unit and transact business by viewing real time availability, pricing, pre-qualify and lease online.

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

In July 2012, we acquired all of the issued and outstanding shares of Rent Mine Online, Inc. (“RMO”) for a purchase price which consists of a cash payment of $5.5 million at closing, a deferred payment of up to $3.5 million and a contingent deferred earn out payment of up to 300,000 shares of our common stock, payable based on the achievement of specified milestones on or before December 31, 2014. The acquisition of RMO expands our resident referral capabilities into the multifamily residential rental housing market.

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

On demand revenue. Revenue from our on demand software solutions is comprised of license and subscription fees relating to our on demand software solutions, typically licensed for one year terms, commission income from sales of renter’s insurance policies, and transaction fees for certain on demand software solutions, such as payment processing, spend management and billing services. Typically, we price our on demand software solutions based primarily on the number of units or beds the customer manages with our solutions. For our insurance based solutions, our agreement provides for a fixed commission on earned premiums related to the policies sold by us. The agreement also provides for a contingent commission to be paid to us in accordance with the agreement. This agreement provides for a calculation that considers, on the policies sold by us, earned premiums less i) earned agent commissions; ii) a percent of premium retained by our underwriting partner; iii) incurred losses; and iv) profit retained by our underwriting partner during the time period. Our estimate of our contingent commission revenue considers historical loss experience on the policies sold by us. For our transaction-based solutions, we price based on a fixed rate per transaction.

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

The following provides a reconciliation of non-GAAP on demand revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
On demand revenue	$78,973	$62,765	$224,629	$172,741
Acquisition-related deferred revenue adjustment	3	276	86	520

Non-GAAP on demand revenue	$78,976	$63,041	$224,715	$173,261

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

Adjusted EBITDA. We define this metric as net (loss) income plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense and acquisition-related expense. Beginning in 2011, Adjusted EBITDA excludes litigation-related expenses pertaining to Yardi and related insurance litigation as discussed in Part II, Item 1, “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. Beginning in the third quarter of 2012, Adjusted EBITDA excludes stock registration costs. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, refer to “Reconciliation of Non-GAAP Financial Measures” herein. Our Adjusted EBITDA grew from approximately $15.0 million and $40.9 million for the three and nine months ended September 30, 2011 to approximately $18.8 million and $52.5 million for the three and nine months ended September 30, 2012 as a result of our efforts to expand market share and increase revenue.

Results of Operations

The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Condensed Consolidated Statements of Operations Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
On demand	$78,973	$62,765	$224,629	$172,741
On premise	1,226	1,772	3,903	5,045
Professional and other	3,040	3,118	7,916	9,052

Total revenue	83,239	67,655	236,448	186,838
Cost of revenue(1)	32,897	27,585	95,358	78,078

Gross profit	50,342	40,070	141,090	108,760
Operating expense:
Product development(1)	12,274	11,230	35,325	32,083
Sales and marketing(1)	21,792	17,688	57,186	44,992
General and administrative(1)	12,545	11,840	44,794	31,190

Total operating expense	46,611	40,758	137,305	108,265

Operating income (loss)	3,731	(688)	3,785	495
Interest expense and other, net	(407)	(684)	(1,620)	(2,582)

Income (loss) before income taxes	3,324	(1,372)	2,165	(2,087)

Income tax expense (benefit)	1,211	(266)	704	(615)

Net income (loss)	$2,113	$(1,106)	$1,461	$(1,472)

Net income (loss) per share
Basic	$0.03	$(0.02)	$0.02	$(0.02)
Diluted	$0.03	$(0.02)	$0.02	$(0.02)
Weighted average shares used in computing net income (loss) per share
Basic	72,178	68,792	71,293	68,096
Diluted	74,282	68,792	73,689	68,096

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$649	$459	$2,088	$1,069
Product development	1,116	1,258	3,180	3,343
Sales and marketing	2,653	3,433	4,422	8,793
General and administrative	1,595	1,258	4,627	3,025

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(as a percentage of total revenue)
Revenue:
On demand	94.8%	92.8%	95.0%	92.5%
On premise	1.5	2.6	1.7	2.7
Professional and other	3.7	4.6	3.3	4.8

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	39.5	40.8	40.3	41.8

Gross profit	60.5	59.2	59.7	58.2

Operating expense:
Product development	14.7	16.6	14.9	17.2
Sales and marketing	26.2	26.1	24.2	24.0
General and administrative	15.1	17.5	19.0	16.7

Total operating expenses	56.0	60.2	58.1	57.9

Operating income (loss)	4.5	(1.0)	1.6	0.3
Interest expense and other, net	(0.5)	(1.0)	(0.7)	(1.4)

Net income (loss) before taxes	4.0	(2.0)	0.9	(1.1)
Income tax expense (benefit)	1.5	(0.4)	0.3	(0.3)

Net income (loss)	2.5	(1.6)	0.6	(0.8)

Three and Nine Months Ended September 30, 2012 compared to Three and Nine Months Ended September 30, 2011

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$78,973	$62,765	$16,208	25.8%	$224,629	$172,741	$51,888	30.0%
On premise	1,226	1,772	(546)	(30.8)	3,903	5,045	(1,142)	(22.6)
Professional and other	3,040	3,118	(78)	(2.5)	7,916	9,052	(1,136)	(12.5)

Total revenue	$83,239	$67,655	$15,584	23.0	$236,448	$186,838	$49,610	26.6

On demand unit metrics:
Ending on demand units	7,823	7,074	749	10.6	7,823	7,074	749	10.6
Average on demand units	7,680	6,727	953	14.2	7,510	6,370	1,140	17.9
Non-GAAP on demand revenue	$78,976	$63,041	$15,935	25.3	$224,715	$173,261	$51,454	29.7
Non-GAAP on demand revenue per average on demand unit	$41.13	$37.49	$3.64	9.7	$39.90	$36.27	$3.63	10.0

The changes in total revenue for the three and nine months ended September 30, 2012 and 2011 are due to the following changes in our three revenue components:

On demand revenue. Our on demand revenue increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our strategic acquisitions of SLN, MTS, Vigilan and RMO.

On premise revenue. On premise revenue decreased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011. We no longer actively market our on premise software solutions to new customers, and only license our on premise software solutions to a small portion of our existing on premise customers as they expand their portfolio of rental housing properties. While we continue to support our recently acquired on premise software solutions, we expect that many of the customers who license these solutions will transition to our on demand software solutions over time. As a result, our on premise revenue has declined during the three months ended September 30, 2012 as compared to the same period in 2011. We expect this trend to continue.

Professional and other revenue. Professional and other services revenue decreased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to a decrease in revenue from training and consulting services.

On demand unit metrics. As of September 30, 2012, our on demand solutions were utilized in the management of 7.8 million rental property units, representing an increase compared to September 30, 2011. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales and marketing efforts to existing customers.

For the three and nine months ended September 30, 2012, our annualized non-GAAP on demand revenue per average on demand unit increased compared to the prior year periods, primarily due to improved penetration of our on demand solutions into our customer base and revenue contributed from our strategic acquisitions.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(in thousands)
Cost of revenue	$28,971	$23,834	$5,137	21.6%	$83,441	$66,911	$16,530	24.7%
Depreciation and amortization	3,926	3,751	175	4.7	11,917	11,167	750	6.7

Total cost of revenue	$32,897	$27,585	$5,312	19.3	$95,358	$78,078	$17,280	22.1

Cost of revenue. The increase in cost of revenue for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to: a $0.4 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $4.1 million increase in personnel expense primarily related to our 2011 and 2012 acquisitions and associated costs to support our growth initiatives; a $0.3 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; a $0.3 million increase in facilities expense; and a $0.2 million increase in stock-based compensation related to our professional services and datacenter operations personnel. The decrease in cost of revenue as a percentage of total revenue was primarily the result of leveraging our fixed cost base, which was partially offset by an increase in costs as a result of our 2011 and 2012 acquisitions.

The increase in cost of revenue for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to: a $4.1 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $10.7 million increase in personnel expense primarily related to our 2011 and 2012 acquisitions and associated costs to support our growth initiatives; a $0.3 million increase in non-cash amortization of acquired technology as a result of our 2011 and 2012 acquisitions; a $0.5 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; a $0.4 million increase in facilities expense; a $0.3 million increase in travel expense; and a $1.0 million increase in stock-based compensation related to our professional services and datacenter operations personnel. The decrease in cost of revenue as a percentage of total revenue was primarily the result of leveraging our fixed cost base, which was partially offset by an increase in costs as a result of our 2011 and 2012 acquisitions.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	%Change
	(in thousands)
Product development	$11,546	$10,795	$751	7.0%	$33,411	$30,701	$2,710	8.8%
Depreciation and amortization	728	435	293	67.4	1,914	1,382	532	38.5

Total product development expense	$12,274	$11,230	$1,044	9.3	$35,325	$32,083	$3,242	10.1

Product development. The increase in product development expense for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to: a $0.6 million increase in personnel expense primarily related to our 2011 and 2012 acquisitions and associated costs to support our growth initiatives; a $0.2 million increase in other employee related costs; and a $0.3 million increase in depreciation.

The increase in product development expense for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to: a $0.1 million increase in facilities expenses; a $2.3 million increase in personnel expense and consulting fees primarily related to our 2011 and 2012 acquisitions and associated costs to support our growth initiatives; a $0.2 million increase in other employee related costs; a $0.3 million increase in information technology costs; and a $0.5 million increase in depreciation expense. These increases were offset by a $0.2 million decrease in stock based compensation expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(in thousands)
Sales and marketing	$19,153	$15,017	$4,136	27.5%	$49,250	$37,718	$11,532	30.6%
Depreciation and amortization	2,639	2,671	(32)	(1.2)	7,936	7,274	662	9.1

Total sales and marketing expense	$21,792	$17,688	$4,104	23.2	$57,186	$44,992	$12,194	27.1

Sales and marketing. The increase in sales and marketing expense for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to: a $1.7 million increase marketing program expense, primarily related to an increase in SEO and SEM activity driven by our acquisitions of MTS and SLN; a $2.4 million increase in personnel expense and consulting fees related to the increase of sales force head count as a result of our 2011 and 2012 acquisitions and overall company growth; a $0.4 million increase in information technology expenses; a $0.1 million increase in depreciation expense; and a $0.4 million increase in other general sales and marketing expense. These increases were offset by a decrease of $0.1 million of amortization expense and a decrease of $0.8 million in share-based compensation expense resulting from certain performance-based restricted stock awards that were previously expected to vest.

The increase in sales and marketing expense for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to: a $6.8 million increase in marketing program expense, primarily related to an increase in SEO and SEM activity driven by our acquisitions of MTS and SLN; a $7.1 million increase in personnel expense and consulting fees related to sales personnel added as a result of our 2011 and 2012 acquisitions and overall company growth; a $0.5 million increase in non-cash amortization of acquired technology as a result of our 2011 and 2012 acquisitions; a $1.1 million increase in information technology expenses; a $0.2 million increase in travel related expenses; a $0.2 million increase in depreciation expense; a $0.1 million increase in facilities expense; and a $0.6 million increase in other general sales and marketing expense. These increases were partially offset by a decrease of $4.4 million in stock-based compensation due to certain performance-based restricted stock awards that were previously expected to vest.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(in thousands)
General and administrative	$11,893	$11,255	$638	5.7%	$42,879	$29,555	$13,324	45.1%
Depreciation and amortization	652	585	67	11.5	1,915	1,635	280	17.1

Total general and administrative expense	$12,545	$11,840	$705	6.0	$44,794	$31,190	$13,604	43.6

General and administrative. The increase in general and administrative expense for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to: a $0.1 million increase in personnel expense; a $0.1 million increase in depreciation expense; a $0.2 million increase in facilities expense; a $0.3 million increase in stock-based compensation; a $0.1 million increase in sales and property tax; a $0.7 million increase related to stock registration costs; a $0.2 million increase in information technology expense; and $0.3 million increase in other general and administrative expenses. These increases were offset by a $0.6 million decrease in the fair value adjustment of acquisition-related liabilities and a $0.7 million decrease in legal fees.

The increase in general and administrative expense for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to: a $1.8 million increase in personnel expense related to our 2011 and 2012 acquisitions and overall company growth; a $0.3 million increase in depreciation expense; a $1.6 million increase in stock-based compensation; a $1.0 million increase in facilities expense; a $0.6 million increase in information technology expense; a $0.7 million increase related to stock registration costs; $0.3 million increase in sales and property tax; a $0.4 million loss on disposal of assets; and a $7.8 million increase in litigation expense offset by decreases in other legal fees related the Yardi litigation. Refer to Part II, Item 1, “Legal Proceedings” for further information regarding the litigation settlement. These increases were offset by a $0.2 million decrease in consulting fees; a $0.2 million decrease in travel related expenses; and a $0.5 million decrease in the fair value adjustment of acquisition-related liabilities.

Interest Expense and Other, Net

The decrease in interest expense and other, net for the three and nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to a decrease in interest expense as a result of lower debt balances and a reduction in interest rates under the December 2011 amendment to our Credit Agreement. See “Long-Term Debt Obligations” for further information regarding our Credit Agreement. In addition, interest expense and other decreased $0.4 million related to the sale of a non-operating asset held for sale.

Provision for Taxes

We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. Our effective income tax rate was 36.4% and 19.4% for the three months ended September 30, 2012 and 2011, respectively, and 32.5% and 29.5% for the nine months ended September 30, 2012 and 2011. Our effective tax rate fluctuated from the prior period predominantly due to the impact of permanent differences, including stock compensation and the non-deductibility of contingent consideration, in relation to our results of operations before income taxes.

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net income plus depreciation and asset impairment, amortization of intangible assets, interest expense, net, income tax expense (benefit), stock-based compensation expense, and acquisition-related expense. Beginning in 2011, Adjusted EBITDA excludes litigation-related expenses pertaining to Yardi and related insurance litigation as discussed in Part II, Item 1, “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. Beginning in the third quarter of 2012, Adjusted EBITDA excludes stock registration costs. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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

The following provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$2,113	$(1,106)	$1,461	$(1,472)
Acquisition-related deferred revenue adjustment	3	276	86	520
Depreciation, asset impairment and loss on sale of asset	3,416	2,696	10,018	8,570
Amortization of intangible assets	4,537	4,749	14,051	13,286
Interest expense, net	518	684	1,734	2,199
Income tax expense (benefit)	1,211	(266)	704	(615)
Litigation related expense	860	605	9,759	961
Stock-based compensation expense	6,013	6,408	14,317	16,230
Acquisition-related (income) expense	(572)	969	(256)	1,199
Stock registration costs	668	—	668	—

Adjusted EBITDA	$18,767	$15,015	$52,542	$40,878

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

Our primary sources of liquidity as of September 30, 2012 consisted of $36.2 million of cash and cash equivalents, $125.0 million available under our revolving line of credit and $21.9 million of current assets less current liabilities (excluding $36.2 of cash and cash equivalents and $56.4 million of deferred revenue).

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

We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents) and cash flow from operations, will be sufficient to fund our operations and planned capital expenditures and service our debt obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies, in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. As of December 31, 2011, we have federal and state net operating loss carryforwards of $163.5 million and $5.3 million, respectively. These carryforwards may be available to offset potential payments of future federal and state income tax liabilities and, if unused, will expire at various dates through 2031 for both federal and state income tax purposes.

The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$41,155	$29,699
Net cash used in investing activities	(38,317)	(98,599)
Net cash used in financing activities	(17,891)	(1,583)

Net Cash Provided by Operating Activities

In the nine months ended September 30, 2012, cash from operating activities consisted of net income of $1.5 million, fair value purchase accounting adjustment of $(0.4) million, loss on disposal of assets of $0.4 million, deferred tax benefit of $0.1 million, increases in working capital of $1.8 million, which were offset by $8.6 million of litigation related payments, and net non-cash charges of $38.0 million. Net non-cash charges to income increased $0.3 million or 0.8%, compared to the same period in 2011, and primarily consisted of depreciation, amortization and stock-based compensation expense. The cash inflow resulting from the changes in working capital was primarily due to changes in other current assets and accrued compensation, offset by decreases accounts payable and accounts receivable.

Net Cash Used in Investing Activities

In the nine months ended September 30, 2012, investing activities consisted of $19.7 million of acquisition-related payments, primarily related to LevelOne and Compliance Depot contingent consideration payments and the Vigilan and RMO acquisitions. Also, capital expenditures of $18.6 million were related to investments in technology infrastructure to support our growth initiatives.

Net Cash Used in Financing Activities

Cash used in financing activities as of September 30, 2012 was primarily due to payments of $25.3 million on our revolving line of credit and capital lease payments of $0.1 million offset by net proceeds of $7.5 million from stock issuances under our stock based compensation plans.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. There have been no material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K.

Long-Term Debt Obligations

In December 2011, we entered into an Amended and Restated Credit Agreement (“Credit Agreement”) to amend our original credit facility. The Credit Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Credit Agreement converted our outstanding term loan under the original credit facility into revolving loans. Revolving loans accrue interest at a per annum rate equal to, at the Company’s option, either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.00% to 0.25% in the case of prime rate loans, based upon the Company’s senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest as the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

In September 2012, we entered into an amendment to the Credit Agreement. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio. All other interest rates and maturity periods remain consistent with the Credit Agreement. Additionally, our capital expenditure limitations were expanded in the amendment.

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

Our credit facility contains customary covenants which limit our and certain of our subsidiaries’ ability, subject in each case to customary exceptions and qualifications, to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; make investments, including acquisitions; enter into transactions with affiliates; and make capital expenditures. Our credit facility additionally contains customary affirmative covenants, including requirements to, among other things, take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permits the assignment of the contract to our lenders. We are also required to comply with a fixed charge coverage ratio, which is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, of 1.25:1.00 for each 12-month period ending at the end of a fiscal quarter, and a senior leverage ratio, which is a ratio of the outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 2.75:1.00 on the last day of each fiscal quarter. As of September 30, 2012, we were in compliance with all covenants.

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

We had cash and cash equivalents of $36.2 million and $51.3 million at September 30, 2012 and December 31, 2011, respectively.

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

We had $25.0 million and $50.3 million outstanding under our revolving line of credit at September 30, 2012 and December 31, 2011, respectively. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.3 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and

15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management's assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the Yardi Lawsuit, the Company made claims for reimbursement against each of its primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed the Company up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in the Company’s obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. The Company disputes these assertions by these carriers and intends to vigorously protect its coverage. Accordingly, on August 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to the Company’s counsel in connection with the Yardi Lawsuit. On September 5, 2012, Ace filed a motion to dismiss the Ace Lawsuit and on September 6, 2012, defendant Axis filed a motion to dismiss the Ace Lawsuit. On September 24, 2012, the Company filed our opposition to the motions to dismiss and separately filed our motion for partial summary judgment on the basis that each of Ace’s and Axis’ notice of rescission was untimely under applicable statutory law. Trial in the Ace Lawsuit is currently set for November 4, 2013. We intend to continue to pursue coverage and other appropriate relief in connection with these insurance policies. We believe that it is remote that we will have a material loss in connection with these reimbursement demands.

In addition, in connection with the Yardi Lawsuit, the Company has an excess errors and omissions liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. The Company made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed an Original Complaint for Declaratory Relief against the Company in the United States District Court for the Northern District of Texas, Fort Worth Division, seeking a declaration that Homeland’s policy excludes coverage for amounts incurred in connection with the Yardi Lawsuit. On August 29, 2012, the Company responded to Homeland’s complaint and filed counterclaims. Homeland responded to the Company’s counterclaims on September 20, 2012. We intend to continue to vigorously pursue coverage and other appropriate relief in connection with this insurance policy. We have not recorded any amounts as recoverable in relation to the Homeland insurance policy as of the date of this filing.

On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” (the “776 Patent”) and a “Position-based information access device and method of searching,” and seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office (“USPTO”) granted our petition for re-examination of the three patents-in-suit and, in December 2010, issued office actions rejecting all claims of the patents as being invalid. Smarter Agent submitted arguments to attempt to overcome the rejections, but the USPTO maintained rejections of all claims in the patents, issuing an action closing the prosecution (“ACP”) for two of the three patents in November 2011 and for the third patent in October 2012. On October 31, 2012, Smarter Agent filed a Notice of Appeal, to appeal the USPTO’s rejection of all claims for the ‘776 Patent. Smarter Agent has two months from the date of the Notice of Appeal to file its Appeal Brief. In March 2011, the U.S. District Court for the District of Delaware stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. We believe that it is remote that we will have a material loss in connection with this case.

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

•

our ability to renew the use of our on demand products and services by units managed by our existing customers and to increase the use of our on demand products and services for the management of units by our existing customers and new;

•	changes in our pricing policies or those of our competitors;

•	changes in local economic environments of our international operations;

•	the variable nature of our sales and implementation cycles;

•	general economic, industry and market conditions in the rental housing industry that impact the financial condition of our current and potential customers;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions, data or document losses or security breaches;

•	Internet usage trends among consumers, and the methodologies internet search engines utilized to direct those consumers to websites such as our LeaseStar product family;

•	our ability to hire and retain qualified key personnel, including the rate of expansion of our sales force and IT department;

•

changes in the legal, regulatory or compliance environment related to the rental housing industry, including without limitation fair credit reporting, payment processing, privacy, social media, utility billing, insurance, the Internet and e-commerce, licensing, The Health Insurance Portability Act of 1996 (“HIPAA”) and the Health Information Technology Economic and Clinical Health Act (“HITECH”);

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

We have not been consistently profitable on a quarterly or annual basis. While we have experienced significant growth over recent quarters, we may not be able to sustain or increase our growth or profitability in the future. We expect to make significant future expenditures related to the development and expansion of our business. As a result of increased general and administrative expenses due to the additional operational and reporting costs associated with being a public company, we need to generate and sustain increased revenue to achieve future profitability expectations. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this filing. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.

If we are unable to manage the growth of our diverse and complex operations, our financial performance may suffer.

The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 654 as of December 31, 2007 to 2,589 as of September 30, 2012. We increased our number of on demand customers from 2,199 as of December 31, 2007 to over 8,300 as of September 30, 2012. We increased the number of on demand product centers that we offer from 25 as of December 31, 2007 to 50 as of September 30, 2012. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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

Our business depends substantially on the renewal of our products and services for on demand units managed by our customers and the increase in the use of our on demand products and services for on demand units.

With the exception of some of our LeaseStar and Propertyware solutions, which are typically month-to-month, we generally license our solutions pursuant to customer agreements with a term of one year. The pricing of the agreements is typically based on a price per unit basis. Our customers have no obligation to renew these agreements after their term expires, or to renew these agreements at the same or higher annual contract value. In addition, under specific circumstances, our customers have the right to cancel their customer agreements before they expire, for example, in the event of an uncured breach by us, or in some circumstances, by giving 30 days’ notice or paying a cancellation fee. In addition, customers often purchase a higher level of professional services in the initial term than they do in renewal terms to ensure successful activation. As a result, our ability to grow is dependent in part on customers purchasing additional solutions or professional services for their on demand units after the initial term of their customer agreement. Though we maintain and analyze historical data with respect to rates of customer renewals, upgrades and expansions, those rates may not accurately predict future trends in renewal of on demand units. Our customers’ on demand unit renewal rates may decline or fluctuate for a number of reasons, including, but not limited to, their level of satisfaction with our solutions, our pricing, our competitors’ pricing, reductions in our customers’ spending levels or reductions in the number of on demand units managed by our customers. If our customers cancel or amend their agreements with us during their term, do not renew their agreements, renew on less favorable terms or do not purchase additional solutions or professional services in renewal periods, our revenue may grow more slowly than expected or decline and our profitability may be harmed.

Additionally, we have experienced, and expect to continue to experience, some level of on demand unit turnover as properties are sold and the new owners and managers of properties previously owned or managed by our customers do not continue to use our solutions. We cannot predict the amount of on demand unit turnover we will experience in the future. However, we have experienced slightly higher rates of on demand unit attrition with our Propertyware property management system, primarily because it serves smaller properties than our OneSite property management system, and we may experience higher levels of on demand unit attrition to the extent Propertyware grows as a percentage of our revenues. If we experience increased on demand unit turnover, our financial performance and operating results could be adversely affected.

We have also experienced, and expect to continue to experience, some number of consolidations of our customers with other parties. If one of our customers consolidates with a party who is not a customer, our customer may decide not to continue to use our solutions for its on demand units. In addition, if one of our customers is consolidated with another customer, the acquiring customer may have negotiated lower prices for our solutions or may use fewer of our solutions than the acquired customer. In each case, the consolidated entity may attempt to negotiate lower prices for using our solutions as a result of their increased size. These consolidations may cause us to lose on demand units or require us to reduce prices as a result of enhanced customer leverage, which could cause our financial performance and operating results to be adversely affected.

Historically, on demand units managed by our customers have renewed at a rate of 94.9% based on an average of the last two years ending September 30, 2012.

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

Our revenue growth is dependent on our ability to continually attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our solutions may be inhibited and we may be unable to sustain growth in our sales for a number of reasons, including, but not limited to:

•	our failure to develop new or additional solutions:

•	our inability to market our solutions in a cost-effective manner to new customers or in new vertical or geographic markets;

•	our inability to expand our sales to existing customers;

•	the inability of our LeaseStar product family to grow traffic to its websites, resulting in lower levels of lead and lease/move-in traffic to customers;

•	our inability to build and promote our brand; and

•	perceived security, integrity, reliability, quality or compatibility problems with our solutions;

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

We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisition of Compliance Depot in May 2011, SeniorLiving.net in July 2011, Multifamily Technology Solutions, Inc. in August 2011, Vigilan, Inc. in January 2012 and RentMineOnline, Inc. in July 2012. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

•	difficulties in integrating and managing the operations and technologies of the companies we acquire;

•	diversion of our management’s attention from normal daily operations of our business;

•	our inability to maintain the customers, the key employees, the key business relationships and the reputations of the businesses we acquire;

•	our inability to generate sufficient revenue from acquisitions to offset our increased expenses associated with acquisitions;

•

our responsibility for the liabilities of the businesses we acquire, including, without limitation, liabilities arising out of their failure to maintain effective data security, data integrity, disaster recovery and privacy controls prior to the acquisition, or their infringement or alleged infringement of third party intellectual property, contract or data access rights prior to the acquisition;

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

The occurrence of an extended interruption of services at one or more of our data centers or other facilities could result in lengthy interruptions in our services. Since January 1, 2012, we have experienced one extended service interruption to one or more of our products lasting more than eight hours caused by equipment and hardware failures. Our service level agreements require us to refund a prorated portion of the access fee if we fail to satisfy our service level commitments related to availability. Refunds for breach of this service level commitment have resulted in immaterial accommodations to customers. An extended service outage could result in a material amount of refunds to our customers and harm our customer relationships. In addition, under our some of our advertising and lease generation agreements, we are generally paid for performance and would be unable to perform services under those agreements in the event of a service interruption.

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

Our customer agreements provide that we maintain certain service level commitments to our customers relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. For example, our service level agreements generally require that our solutions are available 98% of the time during coverage hours (normally 6:00 a.m. though 10:00 p.m. Central time daily) 365 days per year (other than certain permitted exceptions such as maintenance). If we are unable to meet the stated service level commitments, we may be contractually obligated to provide customers with refunds or credits. Additionally, if we fail to meet our service level commitments a specified number of times within a given time frame or for a specified duration, our customers may terminate their agreement with us or extend the term of their agreement at no additional fee. As a result, a failure to deliver services for a relatively short duration could cause us to issue credits or refunds to a large number of affected customers or result in the loss of customers. In addition, we cannot assure you that our customers will accept these credits, refunds, termination or extension rights in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in substantial customer dissatisfaction or loss. Because of the loss of future revenues through the issuance of credits or the loss of customers or other potential liabilities, our revenue could be significantly impacted if we cannot meet our service level commitments to our customers.

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

Our competitors vary depending on our product and service. In the market for accounting software we compete with Yardi, MRI, AMSI, Intacct, NetSuite, Intuit, Oracle, PeopleSoft, J.D. Edwards, SAP, Microsoft, AppFolio and various small providers of accounting software. Accounting software typically requires high switching costs. In the market for property management software, we face competitive pressure from Yardi and its Voyager products, AMSI Property Management (owned by Infor Global Solutions, Inc.), Property Boulevard, Inc., Boston Post (acquired by MRI Software LLC), Jenark (owned by CoreLogic), Entrada (a division of Property Solutions International (“Property Solutions”)) and MRI Software LLC. In the single-family market, our accounting and property management systems primarily compete with Yardi, AppFolio, Intuit, DIY Real Estate Solutions (acquired by Yardi), Buildium, LLC, Rent Manager (owned by London Computer Systems, Inc.) and Property Boss Solutions, LLC.

In the market for vertically-integrated cloud computing for multifamily real estate owners and property managers, our only substantial competition is from Yardi, Property Solutions and MRI. We also compete with cloud computing service providers such as Amazon.com, Rackspace, IBM and many others.

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

In the customer relationship management, or CRM, market, we compete with providers of contact center and call tracking services, including Call Source Inc. (currently owned by LeaseHawk), Yardi, Property Solutions and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including Call Source Inc., Lead Tracking Solutions (recently acquired by Yardi) and Who’s Calling, Inc. In addition, we compete with content syndication providers Realty DataTrust Corporation (acquired by MRI Software, LLC), RentSentinel.com (owned by Yield Technologies, Inc.) and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions, G5 Search Marketing, Inc., Spherexx.com, Active Building and Yardi. Certain Internet listing services also offer websites for their customers, usually as a free value add to their listing service.

In the marketing and web portal services market, we compete with G5 Search Marketing, Inc., Spherexx LLC, ReachLocal, Inc., Property Solutions, Yodle, Inc. and many local or regional advertising agencies.

In the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of Primedia Inc.), Rent.com (owned by Primedia, Inc.), Apartments.com (a division of Classified Ventures, LLC), Apartment Finder (a division of Network Communications, Inc.), Move, Inc., Property Solutions, Rent Café, (a division of Yardi) and many other companies in regional areas.

In the Senior Living market, we compete against A Place for Mom, Inc., SeniorsForLiving, Inc., Care.com, Inc., Caring, Inc., Care Patrol Franchise Systems, LLC, Yardi, Aging with Grace, LLC, SeniorHomes.com (owned by Moseo, Corp.) and many other companies in regional areas.

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

We integrate our software-enabled value-added services with competitive property management software for some of our customers. Our application infrastructure, marketed to our customers as the RealPage Cloud, is based on an open architecture that enables third-party applications to access and interface with applications hosted in The RealPage Cloud through our RealPage Exchange platform. Likewise, through this platform our RealPage Cloud services are able to access and interface with other third-party applications, including third-party property management systems. We also provide services to assist in the implementation, training, support and hosting with respect to the integration of some of our competitors’ applications with our solutions. We sometimes rely on the cooperation of our competitors to implement solutions for our customers. However, frequently our reliance on the cooperation of our competitors can result in delays in integration. There is no assurance that our competitors, even if contractually obligated to do so, will continue to cooperate with us or will not prospectively alter their obligations to do so. We also occasionally develop interfaces between our software-enabled value-added services and competitor property management software without their cooperation or consent. There is no assurance that our competitors will not alter their applications in ways that inhibit or prevent integration or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications. Moreover, regardless of merit, such interface-related activity may result in costly litigation.

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

On July 1, 2012, RealPage and Yardi entered into a comprehensive settlement of all outstanding litigation between them, and the lawsuit was dismissed. As part of the settlement, Yardi and RealPage granted each other perpetual licenses and rights to substantially expanded interfaces so that clients can experience a more full-featured integration between RealPage and Yardi applications. The parties also established ongoing testing environments to ensure that the interfaces operate smoothly as designed. In addition, Yardi granted RealPage a license to certain patents. Under the settlement, RealPage will continue providing hosting services for Yardi software for current clients for five more years. RealPage also agreed to stop offering hosting services for Yardi software to new customers and to stop providing support or implementation services for Yardi software. While we expect that this settlement comprehensively addressed the matters with respect to Yardi, if competitors do not cooperate with us, alter their applications in ways that inhibit or restrict the integration of our solutions or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications and we are not able to find alternative ways to integrate our solutions with our competitors’ applications, our business would be harmed.

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

We rely on a number of third-party providers, including, but not limited to, computer hardware and software vendors and database providers, to deliver our solutions. We currently utilize equipment, software and services from Akami Inc., Avaya Inc., Brocade Communications Systems, Inc., Cisco Systems, Inc., Dell Inc., EMC Corporation, Microsoft Corporation, Oracle Corporation and salesforce.com, inc., as well as many other smaller providers. Our OneSite Accounting service relies on a SaaS-based accounting system developed and maintained by a third-party service provider. We host this application in our data centers and provide supplemental development resources to extend this accounting system to meet the unique requirements of the rental housing industry. Our shared cloud portfolio reporting service utilizes software licensed from IBM. We expect to utilize additional service providers as we expand our platform. Although the third-party technologies and services that we currently require are commercially available, such technologies and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these technologies or services could result in delays in the provisioning of our solutions until alternative technology is either developed by us, or, if available, is identified, obtained and integrated, and such delays could harm our business. It also may be time consuming and costly to enter into new relationships. Additionally, any errors or defects in the third-party technologies we utilize or delays or interruptions in the third-party services we rely on could result in errors, failures or disruptions of our services, which also could harm our business.

We depend upon third-party service providers for important payment processing functions. If these third-party service providers do not fulfill their contractual obligations or choose to discontinue their services, our business and operations could be disrupted and our operating results would be harmed.

We rely on several large payment processing organizations to enable us to provide payment processing services to our customers, including electronic funds transfers, or EFT, check services, bank card authorization, data capture, settlement and merchant accounting services and access to various reporting tools. These organizations include Bank of America Merchant Services, Bank of America, N.A., Paymentech, LLC, Financial Transmission Network, Inc., Jack Henry & Associates, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo, N.A. We also rely on third-party hardware manufacturers to manufacture the check scanning hardware our customers utilize to process transactions. Some of these organizations and service providers are competitors who also directly or indirectly sell payment processing services to customers in competition with us. With respect to these organizations and service providers, we have significantly less control over the systems and processes than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these organizations and service providers. Accordingly, the failure of these organizations and service providers to renew their contracts with us or fulfill their contractual obligations and perform satisfactorily could result in significant disruptions to our operations and adversely affect operating results. In addition, businesses that we have acquired, or may acquire in the future, typically rely on other payment processing service providers. We may encounter difficulty converting payment processing services from these service providers to our payment processing platform. If we are required to find an alternative source for performing these functions, we may have to expend significant money, time and other resources to develop or obtain an alternative, and if developing or obtaining an alternative is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to customers or meet their expectations, with the attendant potential for liability claims, damage to our reputation, loss of ability to attract or maintain customers and reduction of our revenue or profits.

We face a number of risks in our payment processing business that could result in a reduction in our revenues and profits.

In connection with our electronic payment processing services, we process resident payments and subsequently submit these resident payments to our customers after varying clearing times established by RealPage. These payments are settled through our sponsoring clearing bank, and in the case of EFT, our Originating Depository Financial Institutions, or ODFI. Currently, we rely on Bank of America, N.A., Wells Fargo, N.A. and JPMorgan Chase Bank, N.A. as our sponsoring clearing banks. In the future, we expect to enter into similar sponsoring clearing bank relationships with one or more other national banking institutions. The resident payments that we process for our customers at our sponsoring clearing bank are identified in our consolidated balance sheets as restricted cash and the corresponding liability for these resident payments is identified as customer deposits. Our electronic payment processing business and related maintenance of custodial accounts subjects us to a number of risks, including, but not limited to:

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

If our security measures are breached and unauthorized access is obtained to our customers’ or their residents’ or prospects’ data, we may incur significant liabilities, our solutions may be perceived as not being secure and customers may curtail or stop using our solutions.

The solutions we provide involve the collection, storage and transmission of confidential personal and proprietary information regarding our customers and our customers’ current and prospective residents and business partners. Specifically, we collect, store and transmit a variety of customer data such as demographic information and payment histories of our customers’ prospective and current residents and business partners. Additionally, we collect and transmit sensitive financial data such as credit card and bank account information. Treatment of certain types of data, such as personally identifiable information, protected health information and sensitive financial data may be subject to federal or state regulations requiring heightened privacy and security. If our data security or data integrity measures are breached or otherwise fail or prove to be inadequate for any reason, as a result of third-party actions or our employees’ or contractors’ errors or malfeasance or otherwise, and unauthorized persons obtains access to this information, or the data is otherwise compromised, we could incur significant liability to our customers and to their prospective or current residents or business partners, significant costs associated with internal regulatory investigations and litigation, or significant fines and sanctions by payment processing networks or governmental authorities. Any of these events or circumstances could result in damage to our reputation and material harm to our business.

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

As we continue to increase our customer base and the number of products used by our customers to manage units, the number of users accessing our on demand software solutions over the Internet will continue to increase. Increased traffic could result in slow access speeds and response times. Since our customer agreements typically include service availability commitments, slow speeds or our failure to accommodate increased traffic could result in breaches of our customer agreements. In addition, the market for our solutions is characterized by rapid technological advances and changes in customer requirements. In order to accommodate increased traffic and respond to technological advances and evolving customer requirements, we expect that we will be required to make future investments in our network architecture. If we do not implement future upgrades to our network architecture cost-effectively, or if we experience prolonged delays or unforeseen difficulties in connection with upgrading our network architecture, our service quality may suffer and our operating results could be harmed.

Because certain solutions we provide depend on access to customer data, decreased access to this data or the failure to comply with applicable privacy laws and regulations or address privacy concerns applicable to such data could harm our business.

Certain of our solutions depend on our continued access to our customers’ data regarding their prospective and current residents, including data compiled by other third-party service providers who collect and store data on behalf of our customers. Federal and state governments and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use and disclosure of such data. Any restrictions on the use of or decrease in the availability of such data from our customers, or other third parties that collect and store such data on behalf of our customers, and the costs of compliance with, and other burdens imposed by, applicable legislative and regulatory initiatives may limit our ability to collect, aggregate or use this data. Any limitations on our ability to collect, aggregate or use such data could reduce demand for certain of our solutions. Additionally, any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy laws, regulations and policies, could result in liability to us or damage to our reputation and could inhibit sales and market acceptance of our solutions and harm our business.

The market for on demand software solutions in the rental housing industry continues to develop, and if it does not develop further or develops more slowly than we expect, our business will be harmed.

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

In December 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Comerica Bank and the other lenders party thereto (“Credit Agreement”) to amend and restate our original credit facility. The Credit Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Credit Agreement converted our outstanding term loan under the original agreement into revolving loans. As of September 30, 2012, $25.0 million was outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. In September 2012, we entered into an amendment to the Credit Agreement. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on the company’s senior leverage ratio. All other interest rates and terms remain consistent with the Credit Agreement. Our interest expense for the credit facility was approximately was $0.3 million and $0.5 million for the three months ended September 30, 2012 and 2011 and $1.2 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively. Advances under credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

All of our obligations under the credit facility are secured by substantially all of our property. All of our existing and future domestic subsidiaries are required to guaranty our obligations under the credit facility, other than certain immaterial subsidiaries and our payment processing subsidiary, RealPage Payment Processing Services, Inc. Our foreign subsidiaries may, under certain circumstances, be required to guaranty our obligations under the credit facility. Such guarantees by existing and future subsidiaries are and will be secured by substantially all of the property of such subsidiaries.

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

Our credit facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants, including, among other things, to: take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permit the assignment of the contract to our lenders. We are also required to comply with a fixed charge coverage ratio, which is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, of 1.25:1.00 for each 12-month period ending at the end of a fiscal quarter, and a senior leverage ratio, which is a ratio of the outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 2.75:1.00 for each fiscal quarter.

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

Many of our customer agreements require us to indemnify our customers for certain third-party claims, such as intellectual property infringement claims, which could increase our costs of defending such claims and may require that we pay damages if there were an adverse ruling or settlement related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from purchasing our solutions or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

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

On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” (the “776 Patent”) and a “Position-based information access device and method of searching,” and seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office (“USPTO”) granted our petition for re-examination of the three patents-in-suit and, in December 2010, issued office actions rejecting all claims of the patents as being invalid. Smarter Agent submitted arguments to attempt to overcome the rejections, but the USPTO maintained rejections of all claims in the patents, issuing an action closing the prosecution (“ACP”) for two of the three patents in November 2011 and for the third patent in October 2012. On October 31, 2012, Smarter Agent filed a Notice of Appeal, to appeal the USPTO’s rejection of all claims for the ‘776 Patent. Smarter Agent has two months from the date of the Notice of Appeal to file its Appeal Brief. In March 2011, the U.S. District Court for the District of Delaware stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. We believe that it is remote that we will have a material loss in connection with this case.

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

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Such risks include, without limitation, patent infringement risks, copyright infringement risks, or the inclusion of open source software subject to onerous license provisions. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

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

We customarily enter into agreements with our employees, contractors and certain parties with whom we do business to limit access to and disclosure of our proprietary information. The legal and/or technical steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, we may be required to release the source code of our software to third parties under certain circumstances. For example, some of our customer agreements provide that if we cease to maintain or support a certain solution without replacing it with a successor solution, then we may be required to release the source code of the software underlying such solution. In addition, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Moreover, it may be difficult or practically impossible to detect copyright infringement or theft of our software code. Enforcement of our intellectual property rights also depends on our legal actions being successful against these infringers, but these actions may not be successful, even when our rights have been infringed. Furthermore, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.

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

From time to time, third parties have misappropriated data from our LeaseStar websites through website scraping, software robots or other means and aggregated this data on their websites with data from other companies. In addition, copycat websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our website. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against the impact of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

Current and future legal proceedings against us could be costly and time consuming to defend.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our customers in connection with commercial disputes, claims brought by our customers’ current or prospective residents, including potential class action lawsuits based on asserted statutory or regulatory violations, employment-based claims made by our current or former employees, administrative agencies, or government regulators. Litigation, enforcement actions, and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover such legal proceedings or claims or may withhold or dispute coverage of such legal proceedings or claims on various grounds, including by alleging such coverage is beyond the scope of such policies, that we are not in compliance with the terms of such insurance policies or that such policies are not in effect, even after proceeds under such insurance policies have been received by us. In addition, insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all. A legal proceeding or claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our operating results.

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

In connection with the Yardi Lawsuit, the Company made claims for reimbursement against each of its primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed the Company up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in the Company’s obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. The Company disputes these assertions by these carriers and intends to vigorously protect its coverage. Accordingly, on August 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to the Company’s counsel in connection with the Yardi Lawsuit. On September 5, 2012, Ace filed a motion to dismiss the Ace Lawsuit and on September 6, 2012, defendant Axis filed a motion to dismiss the Ace Lawsuit. On September 24, 2012, the Company filed our opposition to the motions to dismiss and separately filed our motion for partial summary judgment on the basis that each of Ace’s and Axis’ notice of rescission was untimely under applicable statutory law. Trial in the Ace Lawsuit is currently set for November 4, 2013. We intend to continue to pursue coverage and other appropriate relief in connection with these insurance policies. We believe that it is remote that we will have a material loss in connection with these reimbursement demands.

In addition, in connection with the Yardi Lawsuit, the Company has an excess errors and omissions liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. The Company made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed an Original Complaint for Declaratory Relief against the Company in the United States District Court for the Northern District of Texas, Fort Worth Division, seeking a declaration that Homeland’s policy excludes coverage for amounts incurred in connection with the Yardi Lawsuit. On August 29, 2012, the Company responded to Homeland’s complaint and filed counterclaims. Homeland responded to the Company’s counterclaims on September 20, 2012. We intend to continue to vigorously pursue coverage and other appropriate relief in connection with this insurance policy. We have not recorded any amounts as recoverable in relation to the Homeland insurance policy as of the date of this filing.

On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” (the “776 Patent”) and a “Position-based information access device and method of searching,” and seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office (“USPTO”) granted our petition for re-examination of the three patents-in-suit and, in December 2010, issued office actions rejecting all claims of the patents as being invalid. Smarter Agent submitted arguments to attempt to overcome the rejections, but the USPTO maintained rejections of all claims in the patents, issuing an action closing the prosecution (“ACP”) for two of the three patents in November 2011 and for the third patent in October 2012. On October 31, 2012, Smarter Agent filed a Notice of Appeal, to appeal the USPTO’s rejection of all claims for the ‘776 Patent. Smarter Agent has two months from the date of the Notice of Appeal to file its Appeal Brief. In March 2011, the U.S. District Court for the District of Delaware stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously. We believe that it is remote that we will have a material loss in connection with this case.

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

In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social, or economic instability, terrorist attacks and security concerns in general;

•	limitations of local infrastructure;

•	fluctuations in currency exchange rates;

•	higher levels of credit risk and payment fraud;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations; and

•	compliance with statutory equity requirements and management of tax consequences.

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

In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of the activities of our LeasingDesk insurance business or fined or penalized in a given jurisdiction. No assurances can be given that our LeasingDesk insurance business can continue to be conducted in any given jurisdiction as it has been conducted in the past.

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

Additionally, one type of commission paid by insurance carriers to Multifamily Internet Ventures LLC is contingent commission, which is affected by claims experienced at the properties for which the residents purchase insurance. In the event that claims by the insureds increase unexpectedly, the contingent commission we typically earn will be adversely affected. As a result, our quarterly operating results could fall below the expectations of analysts or investors, in which event our stock price may decline.

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

We may also become subject to tax audits or similar procedures in jurisdictions where we already collect and remit sales taxes. A successful assertion that we have not collected and remitted taxes at the appropriate levels may also result in substantial tax liabilities for past sales. Liability for past taxes may also include very substantial interest and penalty charges. Our customer contracts provide that our customers must pay all applicable sales and similar taxes. Nevertheless, customers may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on our solutions going forward will effectively increase the cost of such solutions to our customers and may adversely affect our ability to continue to sell those solutions to existing customers or to gain new customers in the areas in which such taxes are imposed.

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

Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 43.1% of our common stock as of September 30, 2012. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 35.6% of our common stock as of September 30, 2012. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

The trading price of our common stock price may be volatile.

The trading price of our common stock could be subject to wide fluctuations in response to various factors, including, but not limited to, those described in this “Risk Factors” section, some of which are beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our operating results or in expectations regarding our operating results;

•	variations in operating results of similar companies;

•	announcements of technological innovations, new solutions or enhancements, strategic alliances or agreements by us or by our competitors;

•	announcements by competitors regarding their entry into new markets, and new product, service and pricing strategies;

•	marketing, advertising or other initiatives by us or our competitors;

•	increases or decreases in our sales of products and services for use in the management of units by customers and increases or decreases in the number of units managed by our customers;

•	threatened or actual litigation;

•	major changes in our board of directors or management;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any research analysts that elect to follow our common stock;

•	market conditions in our industry and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of our shares of common stock by existing stockholders;

•	volatility in our stock price, which may lead to higher stock-based compensation expense under applicable accounting standards; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

As of September 30, 2012, we had 75,361,930 shares of common stock outstanding. Of these shares, 72,460,449 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.

As of September 30, 2012, holders of 30,875,319 shares, or approximately 41.0%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

In September 2012, we registered 4,600,000 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradeable in the public market.

In addition, we have registered approximately 20,934,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,448,110 shares were eligible for sale upon the exercise of vested options as of September 30, 2012.

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

Item 2.	Unregistered Sales of Equity Securities.

In connection with our July 20, 2012 acquisition of RMO, we agreed to issue 300,000 shares of our common stock to certain investors as contingent consideration upon achievement of certain revenue targets on or before December 31, 2014. The contingent sale and issuance of these shares of our common stock was exempt from registration under Rule 4(2) promulgated under the Securities Act.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012

RealPage, Inc.

By	/s/ Timothy J. Barker
Timothy J. Barker
Chief Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	07/26/2010	3.2

3.2	Amended and Restated Bylaws of the Registrant	S-1	07/26/2010	3.4

4.1	Form of Common Stock certificate of the Registrant	S-1	07/26/2010	4.1

4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	04/29/2010	4.2

4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	04/29/2010	4.3

4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated July 29, 2012	S-3	09/13/2012	4.4

10.1	Amended and Restated Employment Agreement between the Registrant and Janine Steiner Jovanovic, dated August 1, 2012	S-3	09/13/2012	99.1

10.2	Amended and Restated Employment Agreement between the Registrant and William P. Chaney, dated August 1, 2012	S-3	09/13/2012	99.1

10.3	Amended and Restated Employment Agreement between the Registrant and Janine Steiner Jovanovic, dated August 1, 2012	S-3	09/13/2012	99.1

10.4	First Amendment to Amended and Restated Credit Agreement by and among the Registrant, Wells Fargo Capital Finance, LLC and the lenders party thereto, dated September 12, 2012	S-3	09/13/2012	99.4

10.5	Underwriting Agreement by and among the Registrant, the Selling Stockholders party thereto and Credit Suisse Securities (USA) LLC, dated September 14, 2012	8-K	09/19/2012	1.01

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Instance†				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

101.SCH	Taxonomy Extension Schema†				X

101.CAL	Taxonomy Extension Calculation†				X

101.LAB	Taxonomy Extension Labels†				X

101.PRE	Taxonomy Extension Presentation†				X

101.DEF	Taxonomy Extension Definition†				X

*	Furnished herewith
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.