Form 10-Q/A
period 2012-09-30
REALPAGE INC
filed 2012-11-09
CIK 1286225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANTORY NOTE

RealPage, Inc. (the “Registrant”) is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on November 9, 2012, solely to correct errors on Exhibits 32.1 and 32.2. The certifications in each of Exhibits 32.1 and 32.2 incorrectly indicate that the Form 10-Q covered the period ended June 30, 2012 rather than the period ended September 30, 2012. Exhibits 32.1 and 32.2 of this Form 10-Q/A correctly indicate that the period covered by the Form 10-Q, as amended by this Form 10-Q/A, is for the period ended September 30, 2012.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II—OTHER INFORMATION

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
Timothy J. Barker
Chief Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	07/26/2010	3.2

3.2	Amended and Restated Bylaws of the Registrant	S-1	07/26/2010	3.4

4.1	Form of Common Stock certificate of the Registrant	S-1	07/26/2010	4.1

4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	04/29/2010	4.2

4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	04/29/2010	4.3

4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated July 29, 2012	S-3	09/13/2012	4.4

10.1	Amended and Restated Employment Agreement between the Registrant and Janine Steiner Jovanovic, dated August 1, 2012	S-3	09/13/2012	99.1

10.2	Amended and Restated Employment Agreement between the Registrant and William P. Chaney, dated August 1, 2012	S-3	09/13/2012	99.2

10.3	Amended and Restated Employment Agreement between the Registrant and Alex Chang, dated August 1, 2012	S-3	09/13/2012	99.3

10.4	First Amendment to Amended and Restated Credit Agreement by and among the Registrant, Wells Fargo Capital Finance, LLC and the lenders party thereto, dated September 12, 2012	S-3	09/13/2012	99.4

10.5	Underwriting Agreement by and among the Registrant, the Selling Stockholders party thereto and Credit Suisse Securities (USA) LLC, dated September 14, 2012	8-K	09/19/2012	1.01

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	11/09/2012	31.1

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	11/09/2012	31.2

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Instance†	10-Q	11/09/2012	101.INS

101.SCH	Taxonomy Extension Schema†	10-Q	11/09/2012	101.SCH

101.CAL	Taxonomy Extension Calculation†	10-Q	11/09/2012	101.CAL

101.LAB	Taxonomy Extension Labels†	10-Q	11/09/2012	101.LAB

101.PRE	Taxonomy Extension Presentation†	10-Q	11/09/2012	101.PRE

101.DEF	Taxonomy Extension Definition†	10-Q	11/09/2012	101.DEF

*	Furnished herewith
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.

5