Form 10-K
period 2012-12-31
REALPAGE INC
filed 2013-02-27
CIK 1286225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 29, 2012, the aggregate market value of its shares held by non-affiliates on that date was approximately $892,721,000. For purposes of this calculation, the registrant assumed that all 5% holders, directors and executive officers of the registrant are affiliates. On February 15, 2013, 75,750,544 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its fiscal 2012 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this Annual Report on Form 10-K are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” or “would” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this document in greater detail under the heading “Risk Factors.” We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors” included in this Annual Report on Form 10-K, as well as any other cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K could harm our business.

Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should read this document completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of December 31, 2012, over 8,400 customers used one or more of our on demand software solutions to help manage the operations of approximately 8.1 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2012 by the National Multi Housing Council, based on number of units managed.

We sell our solutions through our direct sales organization. Our total revenues were approximately $322.2 million, $258.0 million and $188.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. In the same periods, we had operating income of approximately $11.4 million, $1.8 million and $6.3 million, respectively, and net income (loss) of approximately $5.2 million, $(1.2) million and $0.1 million, respectively.

Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 21 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base.

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

The rental housing market is large and characterized by challenging and location-specific operating requirements, diverse industry participants, significant mobility among residents and a variety of property types, including single-family and a wide range of multi-family property types, including conventional, affordable, privatized military, student and senior housing. According to the U.S. Census Bureau American Housing Survey for the United States, there were 43.0 million rental housing units in the United States in 2011. The U.S. Census Bureau divides the rental housing market into the following categories:

Property Size	Number of Estimated Units
(in millions)
Single-family properties
1 unit	16.6
2-4 units	8.4
Multi-family properties
5-9 units	5.4
10-49 units	8.8
50 or more units	3.8

Total Rental Units	43.0

Based on U.S. Census Bureau data and our own estimates, we believe that the overall size of the U.S. rental housing market, including rent, utilities and insurance, exceeds $300 billion annually. We estimate that the total addressable market for our current on demand software solutions is approximately $9.6 billion per year. This estimate assumes that each of the 43.0 million rental units in the United States has the potential to generate annually a range of approximately $150 in revenue per unit for single-family units to approximately $350 in revenue per unit for conventional multi-family units. In addition, we estimate that the student and senior markets have the potential to generate annually approximately $700 in revenue per unit. We base this potential revenue assumption on our review of the purchasing patterns of our existing customers with respect to our on demand software solutions, the on demand software solutions currently utilized by our existing customers, the number of units our customers manage with these solutions and our current pricing for on demand software solutions. Furthermore, the U.S. rental housing market has recently benefited from a number of significant trends, including decreased home ownership resulting in additional renter households and tougher mortgage lending standards reducing first-time home purchases and contributing to lower rates of renter attrition as renters choose to remain in rental units.

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

To address their complex and evolving requirements, many rental housing property owners and managers have historically implemented myriad single point solutions and/or internally developed solutions to manage their properties. These solutions can be expensive to implement and maintain and often lack integrated functionality to help owners and managers increase rental revenue or reduce costs. In addition, many rental housing property owners and managers still rely on paper or spreadsheet-based approaches, which are typically time intensive and prone to human error or internal mismanagement.

In addition, owners and managers have relied upon print and Internet listing firms to attract leads required to fill available vacancies. The cost per lease generated from these lead sources is highly variable ranging from a few hundred dollars per lease to several thousand dollars per lease. We believe these historical solutions are inadequate because they:

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

Large and growing ecosystem of property owners, managers, prospects, residents and service providers. Through December 31, 2012, we have established a customer base of over 8,400 customers who use one or more of our on demand software solutions to help manage the operations of approximately 8.1 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2012 by the National Multi Housing Council, based on number of units managed. Our solutions automate and streamline many of the recurring transactions and interactions among this large and expanding ecosystem of property owners and managers, prospects, residents and service providers, including prospect inquiries, applications, monthly rent payments and service requests. As the number of constituents of our ecosystem increases, the volume of data in our common data repository and its value to the constituents of our ecosystem grows.

Comprehensive platform of on demand software solutions for property management. Our on demand property management solutions and integrated software-enabled value-added services provide what we believe to be the broadest range of on demand capabilities for managing the resident lifecycle and core operational processes for residential property management. Our software-enabled value-added services provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities that collectively enable our customers to manage every stage of the resident lifecycle. In addition, we offer shared cloud services, including reporting, payment, document management and training functionality that are common to all of our product families. These comprehensive solutions enable us to address the needs of a wide range of property owners and managers across a broad range of rental housing property types.

Deep rental housing industry expertise. We have been serving the rental housing industry exclusively for over 10 years and our senior management team members have extensive experience in the rental housing industry. We design our solutions based on our extensive rental housing industry expertise, insight into industry trends and developments and property management best practices that help our customers simplify the challenges of owning and managing rental properties.

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

Acquire new customers. We intend to actively pursue new customer relationships with property owners and managers that do not currently use our solutions. In addition to marketing our core property management solutions, we will also seek to sell our software-enabled value-added services to customers of other third-party property management systems by utilizing our open architecture to facilitate integration of our solutions with those systems.

Increase the adoption of additional solutions within our existing customer base. Many of our customers rely on our property management solutions to manage their daily operations and track all of their critical prospect, resident and property information. Additionally, some of our customers utilize our software-enabled value-added services to complement third-party ERP systems. We have continually introduced new software-enabled value-added services to complement our property management solutions and marketed our on demand property management solutions to our customers who are utilizing third-party ERP systems. We believe that the penetration of our on demand software solutions to date has been modest and significant potential exists for additional on demand revenue from sales of these solutions to our customer base. We have significant opportunities to further leverage the critical role that our solutions play in our customers’ operations by increasing the adoption of our on demand property management solutions and software-enabled value-added services within our existing customer base, and we intend to actively focus on up-selling and cross-selling our solutions to our customers.

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

Pursue acquisitions of complementary businesses, products and technologies. Since July 2002, we have completed 21 acquisitions that have enabled us to expand our platform, enter into new rental property markets and expand our customer base. We intend to continue to selectively evaluate opportunities to acquire businesses and technologies that may help us accomplish these and other strategic objectives.

Products and Services

Our platform consists of our property management solutions as well as seven families of software-enabled value-added services. These services provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities that collectively enable our customers to manage the stages of the prospect and resident lifecycles. Each of our property management solutions and our software-enabled value-added services include multiple product centers that provide distinct capabilities and can be licensed separately or as a bundled package. Each product center is integrated with a central repository of prospect, resident and property data.

Our platform also includes a set of shared cloud services, including reporting, payment, document management and training functionality that are common to all of our product families. Third-party applications can access our property management solutions using our RealPage Exchange platform.

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

We offer different versions of our platform for different types of properties. For example, our platform supports the specific and distinct requirements of:

•	conventional single-family properties (four units or less);

•	conventional multi-family properties (five or more units);

•	affordable Housing and Urban Development, or HUD, properties;

•	affordable tax credit properties;

•	rural housing properties;

•	privatized military housing;

•	commercial;

•	student housing; and

•	senior living.

Property Management Solutions

Our property management solutions are typically referred to as Enterprise Resource Planning, or ERP, systems. These solutions manage core property management business processes, including leasing, accounting, purchasing and facilities management, and include a central database of prospect, applicant, resident and property information that is accessible in real time by our other solutions. Our property management solutions also interface with most popular general ledger accounting systems through our RealPage Exchange platform. This makes it possible for customers to deploy our solutions using our accounting system or a third-party accounting system.

OneSite

OneSite is our flagship on demand property management solution for multi-family properties. OneSite includes 11 individual product centers. Seven versions of OneSite are tailored to the specific needs of conventional multi-family, affordable HUD, affordable tax credit, rural housing, privatized military housing, student housing and commercial.

Product Center	Key Functionality
OneSite Leasing & Rents	Prospects, generates, presents and records price quotations, generates lease documents, schedules move-ins and posts financial transactions to the resident ledger for both new residents and renewal of existing resident leases. Seven versions support the unique needs of our target residential rental markets.

OneSite Facilities	Manages asset warranties, inventory, service requests and unit turnovers so that when a resident moves out, the resident ledger is automatically updated with any damages to be incorporated into the resident’s final account statement.

OneSite Purchasing	Manages work orders and procurement activities and calculates operating budget variances.

OneSite Accounting	Provides back-office general ledger, accounts payable and cash management functions. We license OneSite Accounting from a third-party accounting software provider and have modified it to meet the needs of the rental housing industry.

OneSite Budgeting	Enables owners and managers to budget property performance and transfer budgets into the general ledger.

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

Other Property Management Solutions

We also offer four additional on premise property management solutions —Tenant Pro, Spectra, i-CAM, and Management Plus. Tenant Pro serves the needs of small conventional properties. Spectra is a conventional apartment and commercial modular property management solution that serves both the U.S. and the Canadian markets. i-CAM and Management Plus property management software automates and streamlines rental activities for affordable housing.

Tenant Pro, Spectra, i-CAM and Management Plus were acquired in February 2010. Over time, we expect many customers of these on premise property management solutions to migrate to our on demand OneSite or Propertyware solutions; however, we will continue to support our on premise property management solutions for the foreseeable future and integrate our software-enabled value-added services into them.

Collectively, our on premise property management systems represented 1.6% of our total revenue in 2012 and we expect that our on premise property management systems will continue to represent less than 5% of our total revenue in 2013.

Software-Enabled Value-Added Services

In addition to property management solutions, we offer software-enabled value-added services consisting of seven product families and 30 product centers that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. Our software-enabled value-added services are tightly integrated with our OneSite property management system, and we are actively integrating them with our other property management solutions.

LeaseStar (Multichannel Managed Marketing)

The LeaseStar product family is usually referred to as a multichannel managed marketing solution. It includes product centers that manage marketing and leasing operations and enable owners and managers to originate, capture, track, manage and close more leads.

Product Center	Key Functionality
LeaseStar Web Sites	Expert property web site design with search engine optimized content (including descriptions, photos, video or animated tours, 3D floor plans and interactive site maps), mobile applications and online leasing solutions.

LeaseStar Social	Enables online resident referrals by posting positive recommendations to popular social media such as, Facebook, Twitter and LinkedIn.

LeaseStar Places	Internet Listing Service with professional photography, 3D floor plans, SEO optimized descriptions, neighborhood information and premium placement on rental housing internet listing service MyNewPlace.com.

LeaseStar Posting and Syndication Services	Syndication solutions ensure content consistency across multiple online advertising channels utilizing technology from PropertyLinkOnline. Campaign services include creation of custom listings, campaign analysis and reporting.

Lead2Lease	Lead management enables customers to track all lead sources, whether originated by phone, email or through the Internet.

LeaseStar Contact Center (1)	Provides call, email and chat routing technology and agent staffing on a permanent or overflow basis to answer phone calls and emails from prospects or residents. Includes an additional product center that has call tracking functionality for lead management. The LeaseStar Contact Center is powered by Level One.

Online Leasing	Enables owners and managers to utilize transaction widgets on their property web site for checking availability, generating a price quote, applying for residency and leasing an apartment online.

Welcome Home	Provides a web site portal that enables residents to view community events, enter or check the status of service requests, review statements, pay rent online and renew leases.

(1)

In November 2010, we acquired substantially all of the assets of Level One, a leading on demand apartment leasing center in the United States. We have integrated Level One with our LeaseStar product family and continue to utilize the Level One brand.

YieldStar (Asset Optimization Solutions)

Rental housing property rents have traditionally been set by owners and managers based on their knowledge of the market and other intangible or intuitive criteria. YieldStar is a scientific yield management solution, similar to those used in the airline and hotel industries, that enables owners and managers to optimize rents to achieve the overall highest yield, or combination of rent and occupancy, at each property.

Product Center	Key Functionality
YieldStar Price Optimizer	Uses current customer and market data and statistically derived supply/demand forecasts and price elasticity models to calculate and present optimal prices for each rental unit.

YieldStar Pricing Advisory Services	Offers outsourced pricing management advisory services for owners and managers who want to utilize Price Optimizer without incurring the costs to staff and support it in-house.

MPF Research	Provides multi-family housing market research through a well-established and trusted name in multi-family market intelligence. The MPF Research database includes monthly and quarterly information on occupancy and rents for approximately 47,900 rental housing properties in the United States representing 314 MPF Research defined market areas as of December 2012.

LeasingDesk (Risk Mitigation Solutions)

LeasingDesk risk mitigation solutions enable rental housing property owners and managers to reduce delinquency, liability and property damage risk.

Product Center	Key Functionality
LeasingDesk Screening	Evaluates an applicant’s credit using a scoring model calibrated to predict resident default and payment behavior by leveraging our proprietary database of resident rental payment history generated from our property management systems.

Criminal and Eviction Background Services	Ascertains if a prospective resident has committed a crime or been evicted from a previous apartment by accessing databases that are aggregated from third-party data providers.

Credit Optimizer	Allows owners and managers to optimize credit thresholds based on occupancy levels and adjust deposit and rent amounts based on the default risk of the resident in a yield neutral manner.

LeasingDesk Insurance Services	Offers liability and content protection renter’s insurance. Liability policies protect owners and managers against financial loss due to resident-caused damage, while content protection provides additional coverage for a resident’s personal belongings in the event of loss.

Velocity (Utility Management Services)

Velocity offers a complete range of billing and utility management services.

Product Center	Key Functionality
Convergent Resident Billing Services	Provides automated monthly invoicing services enabling owners and managers to increase collections by sending each resident a monthly invoice that combines rent, small balances and utility charges onto a single invoice.

Utility Invoice Processing Services	Provides utility invoice processing services to reduce invoice processing costs, track utility costs and consumption trends and reduce late fees.

Energy Recovery Services	Provides automated utility billing services to enable owners and managers to detect and collect utility costs that are the residents’ responsibility.

Infrastructure Services	Provides contractor services to install electric, gas and water meters in apartment communities through three individual product centers. Velocity also provides consulting services to assist owners and managers in implementing and managing energy, media, data and telecom services at their communities.

OpsTechnology (Spend Management Solutions)

OpsTechnology offers spend management solutions that enable owners and managers to better control costs.

Product Center	Key Functionality
OpsBuyer	Integrates purchase orders, eProcurement, on site accounts payable, automated workflow approval (including mobile approvals), budget and spend limit control, centralized expense reporting tools and document management through our on demand spend management tool.

OpsMarket	Enables owners and managers to create private marketplaces to manage the transactions between their properties and their preferred suppliers and service providers through our on demand eProcurement solution.

OpsInvoice	Provides an on demand invoice management solution that centralizes the processing of both electronic and paper invoices across the owner’s or manager’s portfolio.

OpsBid	Provides an on demand eProcurement system, bid management and workflow to manage all documents associated with capital construction and rehab projects.

OpsAdvantage	Offers negotiated discounts for selected vendors across several major purchasing categories for owners and managers that are too small to negotiate volume discounts. This product center was transitioned to a feature of Purchasing under OneSite.

Compliance Depot	Provides vendor compliance management including liability insurance verification and certificate management, background checks and business licensing through a credentialed vendor network.

Shared Cloud Services

We offer shared cloud services that are tightly integrated with our property management systems and software-enabled valued added services.

Product Center	Key Functionality
Portfolio Reporting	Aggregates the data from our other solutions and third-party applications and gives owners and managers access to business critical reports and actionable analytical information about the performance of their properties.

Document Management	Provides storage, retrieval, security and archiving of all documents and forms associated with a property management company’s business processes and procedures.

Payment Processing	Enables owners and managers to collect rent and other payments electronically from residents through check, money order, automated clearing house, or ACH or credit/debit card.

Online Learning	Allows owners and managers to train geographically dispersed employees in a cost-effective and timely fashion, and allows employees to complete their coursework at their convenience.

RealPage Senior Living

RealPage Senior Living is a completely integrated Care Management, Community Management and Marketing Management platform designed to help owners and managers attract more residents and improve the living and care experience enjoyed by those residents.

Product Center	Key Functionality
Care Management(1)	Enables clinical staff to measure the changing acuity of senior residents, as well as a staffing plan to accurately price the delivery of care.

Community Management	Powered by OneSite Senior, enables senior living owners and managers to meet the unique needs of the senior living market, with modules for accounting, census and billing, electronic payments, purchasing and facilities.

Marketing Management	Provides cost-effective marketing solutions, including lead tracking and contact center services powered by Level One and a placement network of care advisors powered by SeniorLiving.Net, OurParents.com, MyNewPlace.com, SeniorsForLiving.com and affiliated web sites.

(1)	Utilizes technology from Vigilan, Inc., which was acquired in January 2012. The product center was a result of the launch of RealPage Senior Living in February 2012.

The RealPage Cloud

We operate a robust application infrastructure, marketed to our customers as The RealPage Cloud, which supports the delivery of our solutions and also allows owners and managers to outsource portions of their IT operations. The RealPage Cloud operates over redundant 10 GBPS dedicated fiber links connecting data centers containing hundreds of servers and multiple storage area networks. This architecture makes it possible to expand the data center incrementally with little or no disruption as more users or additional applications are added. The RealPage Cloud consists of more than 3,736 virtual servers, 806 physical servers and approximately 1.87 petabytes of data. The RealPage Cloud processes an average of approximately 29.9 million transactions per day and, at peak times, supports approximately 89,000 unique users.

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

As of December 31, 2012, we employed approximately 87 professionals who are responsible for maintaining data security, integrity, availability, performance and business continuity in our cloud computing facilities. We annually obtain a SSAE 16 SOC 1 audit on a specified set of controls. Certain customers conduct separate business continuity audits of their own.

In addition to our production data centers, we manage a separate development and quality assurance testing facility used to control the pre-production testing required before each new release of our on demand software. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution.

Professional Services

We have developed repeatable, cost-effective consulting and implementation services to assist our customers in taking advantage of the capabilities enabled by our platform. Our consulting and implementation methodology leverages the nature of our on demand software architecture, the industry-specific expertise of our professional services employees and the design of our platform to simplify and expedite the implementation process. Our consulting and implementation services include project and application management procedures, business process evaluation, business model development and data conversion. Our consulting teams work closely with customers to ensure the smooth transition and operation of our solutions.

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

Product Development

We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product testing and quality assurance testing, improving core technology and strengthening our technological expertise in the rental housing industry. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution. As of December 31, 2012, our product development group consisted of 317 employees in the United States and 197 employees located in India, Canada and the Philippines. Product development expense totaled $48.2 million, $43.4 million and $36.9 million for 2012, 2011 and 2010, respectively.

Sales and Marketing

We sell our software and services through our direct sales organization. As of December 31, 2012, we employed over 200 sales representatives. We organize our sales force by geographic region, size of our prospective customers and property type. This focus provides a higher level of service and understanding of our customers’ unique needs. Our typical sales cycle with a prospective customer begins with the generation of a sales lead through Internet marketing, telesales efforts, trade shows or other means of referral. The sales lead is followed by an assessment of the prospective customer’s requirements, sales presentations and product demonstrations. Our sales cycle can vary substantially from customer to customer, but typically requires three to six months for larger customers and one to six weeks for smaller customers.

In addition to new customer sales, we sell additional solutions and consulting services to our existing customers to help them more efficiently and effectively manage their properties as the rental housing market evolves and competitive conditions change.

We generate qualified customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target property management company executives, technology professionals and senior business leaders. Our marketing team focuses on the unique needs of customers within our target markets. Our marketing programs include the following activities:

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

Customers

We are committed to developing long-term customer relationships and working closely with our customers to configure our solutions to meet the evolving needs of the rental housing industry. Our customers include REITs, leading property management companies, fee managers, regionally based owner operators and service providers. As of December 31, 2012, we had over 8,400 customers who used one or more of our on demand software solutions to help manage the operations of approximately 8.1 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2012 by the National Multi Housing Council, based on number of units managed. For the years ended December 31, 2012, 2011 and 2010, no one customer accounted for more than 3% of our revenue.

See Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further information regarding measurement of our international revenue and location of our long-lived assets. For a discussion of the risks related to our foreign operations, see the risk factor entitled, “Our business is subject to the risks of international operations.” in Item 1A. “Risk Factors.”

Competition

We face competition primarily from point solution providers including traditional software vendors and other on demand software providers. To a lesser extent, we also compete with internally developed and maintained solutions. Our competitors vary depending on our solution. Our current principal competitors include:

•	in the ERP market, AMSI Property Management (owned by Infor Global Solutions, Inc.), MRI Software LLC and Yardi Systems, Inc. and, in the single-family ERP market, AppFolio, Inc., DIY Real Estate Solutions (acquired by Yardi Systems, Inc.), Buildium, LLC, Rent Manger (owned by London Computer Systems, Inc.) and PropertyBoss Solutions, LLC;

•	in the applicant screening market, ChoicePoint Inc. (a subsidiary of Reed Elsevier Group plc), CoreLogic, Inc (formerly First Advantage Corporation, an affiliate of the First American Corporation), TransUnion Rental Screening Solutions, Inc. (a subsidiary of TransUnion LLC), ResidentCheck Inc., Yardi Systems, Inc., On-Site.com and many other smaller regional and local screening companies;

•	in the insurance market, Assurant, Inc., Bader Company, CoreLogic, Inc., Yardi Systems, Inc. (following the acquisition of ResidentShield), Property Solutions and a number of national insurance underwriters (including GEICO Corporation, The Allstate Corporation, State Farm Fire and Casualty Company, Farmers Insurance Exchange, Nationwide Mutual Insurance Company and United Services Automobile Association) that market renters insurance;

•	in the CRM market, contact center and call tracking service providers Call Source Inc., Yardi Systems, Inc. and numerous regional and local call centers, lead tracking solution providers LeaseHawk LLC, Lead Tracking Solutions (a division of Yardi Systems, Inc.) and Who’s Calling, Inc., content syndication providers Realty DataTrust Corporation (acquired by MRI Software LLC), RentSentinel.com (owned by Yield Technologies, Inc.), rentbits.com, Inc. and companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions, Spherexx.com, Yardi Systems, Inc., Internet listing sources and many other smaller web portal designers;

•	in the marketing services market, we compete with G5 Search Marketing, Inc, Spherexx LLC, ReachLocal, Inc., Property Solutions International, Inc., Yardi Systems, Inc and Yodle, Inc.;

•	in the utility billing market, American Utility Management, Inc., Conservice, LLC, , NWP Services Corporation, Yardi Systems, Inc. (following its acquisition of ista North America, Inc. and Energy Billing Systems, Inc.), Minol USA LP and many other smaller regional or local utilities;

•	in the revenue management market, The Rainmaker Group, Inc. Yardi Systems, Inc., Reis, Axiometrix, Pierce Eislen, Portolio Research Inc. and CoStar / PPR;

•	in the spend management market, SiteStuff, Inc. (owned by Yardi Systems, Inc.), AvidXchange, Inc., Nexus Systems, Inc., Oracle Corporation, Buyers Access, PAS Purchasing Solutions, and ESS Technology Systems LLC;

•	in the payment processing space, Chase Paymentech Solutions, LLC (a subsidiary of JPMorgan Chase & Co.), First Data Corporation, Fiserv, Inc., MoneyGram International, Inc., NWP Services Corporation, Property Solutions International, Inc., PayLease LLC, RentPayment.com (a subsidiary of Yapstone, Inc.), Yardi Systems, Inc. and a number of national banking institutions;

•	in the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of Primedia Inc.), Rent.com (a division of eBay Inc.), Apartments.com (a division of Classified Ventures, LLC, Apartment Finder (a division of Network Communications, Inc.), Zillow, Inc., Trulia, Inc. and Move, Inc.;

•	in the Senior Living market, we compete against A Place for Mom, Inc., Care.com, Inc., Caring, Inc., Care Patrol Franchise Systems, LLC, Aging with Grace, LLC, G5 Search Marketing, Inc, SeniorHomes.com (owned by Moseo, Corp.) SeniorHousingNet.com (owned by Move, Inc.), and Yardi Systems, Inc.

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

Employees

As of December 31, 2012, we had 2,893 employees. We consider our current relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement.

Available Information

We maintain an internet website under the name www.realpage.com. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents with the SEC under the Securities Exchange Act, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers, including RealPage, Inc., that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov. Information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing that we make with the SEC.

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

•

our ability to renew the use of our on demand products and services by units managed by our existing customers and to increase the use of our on demand products and services for the management of units by our existing and new customers;

•	changes in our pricing policies or those of our competitors;

•	changes in local economic, political and regulatory environments of our international operations;

•	the variable nature of our sales and implementation cycles;

•	general economic, industry and market conditions in the rental housing industry that impact the financial condition of our current and potential customers;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions, data or document losses or security breaches;

•	Internet usage trends among consumers, and the methodologies internet search engines utilized to direct those consumers to websites such as our LeaseStar product family;

•	our ability to hire and retain qualified key personnel, including the rate of expansion of our sales force and IT department;

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

The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 922 as of December 31, 2008 to 2,893 as of December 31, 2012. We increased our number of on demand customers from 2,669 as of December 31, 2008 to over 8,400 as of December 31, 2012. We increased the number of on demand product centers that we offer from 29 as of December 31, 2008 to 51 as of December 31, 2012. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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

We manage a complex platform of solutions that consists of our property management solutions, integrated software-enabled value-added services and web-based advertising and lease generation services. Many of our solutions include a large number of product centers that are highly integrated and require interoperability with other RealPage products, as well as products and services of third-party service providers. Additionally, we typically deploy new releases of the software underlying our on demand software solutions on a bi-weekly, monthly or quarterly schedule depending on the solution. Due to this complexity and the condensed development cycles under which we operate, we may experience errors in our software, corruption or loss of our data or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our customers, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.

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

Additionally, we have experienced, and expect to continue to experience, some level of on demand unit attrition as properties are sold and the new owners and managers of properties previously owned or managed by our customers do not continue to use our solutions. We cannot predict the amount of on demand unit turnover we will experience in the future. However, we have experienced higher rates of on demand unit attrition with our Propertyware property management system, primarily because it serves smaller properties than our OneSite property management system, and we may experience higher levels of on demand unit attrition to the extent Propertyware grows as a percentage of our revenues. If we experience increased on demand unit turnover, our financial performance and operating results could be adversely affected.

We have also experienced, and expect to continue to experience, some number of consolidations of our customers with other parties. If one of our customers consolidates with a party who is not a customer, our customer may decide not to continue to use our solutions for its on demand units. In addition, if one of our customers is consolidated with another customer, the acquiring customer may have negotiated lower prices for our solutions or may use fewer of our solutions than the acquired customer. In each case, the consolidated entity may attempt to negotiate lower prices for using our solutions as a result of the entity’s increased size. These consolidations may cause us to lose on demand units or require us to reduce prices as a result of enhanced customer leverage, which could cause our financial performance and operating results to be adversely affected.

Historically, our on demand units managed by our customers have renewed at a rate of 95.2% based on an average of the last two years ending December 31, 2012.

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

Our revenue growth is dependent on our ability to continually attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our solutions may be inhibited and we may be unable to sustain growth in our sales for a number of reasons, including, but not limited to:

•	our failure to develop new or additional solutions:

•	our inability to market our solutions in a cost-effective manner to new customers or in new vertical or geographic markets;

•	our inability to expand our sales to existing customers;

•	the inability of our LeaseStar product family to grow traffic to its websites, resulting in lower levels of lead and lease/move-in traffic to customers;

•	our inability to build and promote our brand; and

•	Perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions.

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

We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of Compliance Depot in May 2011, SeniorLiving.net in July 2011, Multifamily Technology Solutions, Inc. in August 2011, Vigilan, Inc. in January 2012, RentMineOnline, Inc. in July 2012 and Seniors for Living, Inc. in February 2013. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

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

Our current acquisition strategy includes the acquisition of companies that offer property management systems that may not interoperate with our software-enabled value-added services. In order to integrate and fully realize the benefits of such acquisitions, we expect to build application interfaces that enable such customers to use a wide range of our solutions while they continue to use their legacy management systems. In addition, over time we expect to migrate each acquired company’s customers to our on demand property management solutions to retain them as customers and to be in a position to offer them our solutions on a cost-effective basis. These efforts may be unsuccessful or entail costs that result in losses or reduced profitability.

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

The ability of our customers to access our service is critical to our business. We currently serve a majority of our customers from a primary data center located in Carrollton, Texas. We also maintain a secondary data center in downtown Dallas, Texas, approximately 20 miles from our primary data center. Services of our most recent acquisitions are provided from data centers located in San Francisco, California, South Carolina, and Texas, many of which are operated by third party data vendors. We plan to maintain a data center in San Francisco for LeaseStar and certain other solutions and intend to migrate all other data services to our primary and secondary data centers in Carrollton and Dallas, Texas. Until this migration is complete, we have no assurances that the policies and procedures in place at our Carrollton and Dallas, Texas data centers will be followed at our other locations or at data centers operated by third party vendors. Any event resulting in extended interruption or delay in our customers’ access to our services or their data could harm our operating results. There can be no certainty that the measures we have taken to eliminate single points of failure in the primary and secondary data centers will be effective to prevent or minimize interruptions to our operations. Our data centers and other facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:

•	extended power loss;

•	telecommunications failures from multiple telecommunication providers or internet service providers;

•	natural disasters or an act of terrorism;

•	software and hardware errors, or failures in our own systems or in other systems;

•	network environment disruptions such as computer viruses, hacking and similar problems in our own systems and in other systems;

•	theft and vandalism of equipment;

•	actions or events arising from human error; and

•	actions or events caused by or related to third parties.

The occurrence of an extended interruption of services at one or more of our data centers or other facilities could result in lengthy interruptions in our services. Since January 1, 2012, we have experienced one extended service interruption to one or more of our products lasting more than eight hours caused by equipment and hardware failures. Our service level agreements require us to refund a prorated portion of the customer’s access fee if we fail to satisfy our service level commitments related to availability. Refunds for breach of this service level commitment have resulted in immaterial accommodations to customers. An extended service outage could result in a material amount of refunds to our customers and harm our customer relationships. In addition, under our some of our advertising and lease generation agreements, we are generally paid for performance and would be unable to perform services under those agreements in the event of a service interruption.

We attempt to mitigate these risks at our data centers or other facilities through various business continuity efforts, including redundant infrastructure, 24 x 7 x 365 system activity monitoring, backup and recovery procedures, use of a secure off-site storage facility for backup media, separate test systems and change management and system security measures, but our precautions may not protect against all potential problems. Our secondary data center is equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support the solutions we provide in the event of the interruption of services at our primary data center. Even with this secondary data center, however, our operations would be interrupted during the transition process should our primary data center experience a failure. Moreover, both our primary and secondary data centers are located in the greater metropolitan Dallas area. As a result, any regional disaster could affect both data centers and result in a material disruption of our services. These efforts do not support our data centers outside our primary data center in Carrollton, Texas.

For customers who specifically pay for accelerated disaster recovery services for products and services hosted in our primary data center, we replicate their data from our primary data center to our secondary data center with the necessary stand-by servers and disk storage available to provide services within two hours of a disaster. This process is currently audited by some of our customers who pay for this service on an annual basis. For customers who do not pay for such services, our current service level agreements with our customers require that we provide disaster recovery within 72 hours.

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

Our customer agreements provide that we maintain certain service level commitments to our customers relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. For example, our service level agreements generally require that our solutions are available 98% of the time during coverage hours (normally 6:00 a.m. though 10:00 p.m. Central time daily) 365 days per year (other than certain permitted exceptions such as maintenance). If we are unable to meet the stated service level commitments, we may be contractually obligated to provide customers with refunds or credits. Additionally, if we fail to meet our service level commitments a specified number of times within a given time frame or for a specified duration, our customers may terminate their agreements with us or extend the term of their agreements at no additional fee. As a result, a failure to deliver services for a relatively short duration could cause us to issue credits or refunds to a large number of affected customers or result in the loss of customers. In addition, we cannot assure you that our customers will accept these credits, refunds, termination or extension rights in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in substantial customer dissatisfaction or loss. Because of the loss of future revenues through the issuance of credits or the loss of customers or other potential liabilities, our revenue could be significantly impacted if we cannot meet our service level commitments to our customers.

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

Our competitors vary depending on our product and service. In the market for accounting software we compete with Yardi, MRI Software LLC, AMSI Property Management (owned by Infor Global Solutions, Inc.), Intacct Corp, NetSuite Inc., Intuit Inc, Oracle Corporation, PeopleSoft and JD Edwards (each owned by Oracle Corporation), SAP AG, Microsoft Corporation, AppFolio Inc. and various smaller providers of accounting software. High costs are typically associated with switching an organization’s accounting software. In the market for property management software, we face competitive pressure from Yardi and its Voyager products, AMSI Property Management (owned by Infor Global Solutions, Inc.), Property Boulevard, Inc., Boston Post (acquired by MRI Software LLC), Jenark (owned by CoreLogic), Entrata (a division of Property Solutions International (“Property Solutions”)) and MRI Software LLC. In the single-family market, our accounting and property management systems primarily compete with Yardi, AppFolio Inc., Intuit Inc., DIY Real Estate Solutions (acquired by Yardi), Buildium, LLC, Rent Manager (owned by London Computer Systems, Inc.) and Property Boss Solutions, LLC.

In the market for vertically-integrated cloud computing for multi-family real estate owners and property managers, our only substantial competition is from Yardi, Property Solutions and MRI Solutions LLC. We also compete with cloud computing service providers such as Amazon.com Inc., Rackspace, Hosting Inc., International Business Machines Corporation and many others.

We offer a number of software-enabled value-added services that compete with a disparate and large group of competitors. In the applicant screening market, our principal competitors are LexisNexis (a subsidiary of Reed Elsevier Group plc), CoreLogic, Inc. (formerly First Advantage Corporation, an affiliate of The First American Corporation), TransUnion Rental Screening Solutions, Inc. (a subsidiary of TransUnion LLC), Resident Check Inc., Yardi, On-Site.com and many other smaller regional and local screening companies.

In the insurance market, our principal competitors are Assurant, Inc., Bader Company, CoreLogic, Inc., Property Solutions International, Inc., Yardi and a number of national insurance underwriters (including GEICO Corporation, The Allstate Corporation, State Farm Fire and Casualty Company, Farmers Insurance Exchange, Nationwide Mutual Insurance Company and United Services Automobile Association) that market renters insurance. There are many smaller screening and insurance providers in the risk mitigation area that we encounter less frequently, but they nevertheless present a competitive presence in the market.

In the CRM market, we compete with providers of contact center and call tracking services, including LeaseHawk LLC, Yardi, Property Solutions and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including LeaseHawk LLC, Lead Tracking Solutions (acquired by Yardi) and Who’s Calling, Inc. In addition, we compete with content syndication providers Realty DataTrust Corporation (acquired by MRI Software, LLC), RentSentinel.com (owned by Yield Technologies, Inc.) and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions, G5 Search Marketing, Inc., Spherexx.com, Active Building LLC and Yardi. Certain Internet listing services also offer websites for their customers, usually as a free value add to their listing service.

In the marketing and web portal services market, we compete with G5 Search Marketing, Inc., Spherexx LLC, ReachLocal, Inc., Property Solutions, Yodle, Inc., Yardi and many local or regional advertising agencies.

In the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of Primedia Inc.), Rent.com (owned by Primedia, Inc.), Apartments.com (a division of Classified Ventures, LLC), Apartment Finder (a division of Network Communications, Inc.), Move, Inc., Property Solutions, Trulia, Inc., Rent Café, (a division of Yardi) and many other companies in regional areas.

In the Senior Living market, we compete against A Place for Mom, Inc., Care.com, Inc., Caring, Inc., Care Patrol Franchise Systems, LLC, Yardi, Aging with Grace, LLC, SeniorHousingNet.com (owned by Move, Inc.), G5 Search Marketing Inc., SeniorHomes.com (owned by Moseo, Corp.) and many other regionally focused companies.

In the utility billing and energy management market, we compete at a national level with American Utility Management, Inc., Conservice, LLC, Yardi (following its acquisitions of ista North America and Energy Billing Systems, Inc.), NWP Services Corporation and Minol USA, L.P. Many other smaller utility billing companies compete for smaller rental properties or in regional areas.

In the revenue management market, we compete with The Rainmaker Group, Inc. and Yardi.

In the market for multi-family housing market research, we compete with Reis, Inc., Axiometrics, Inc., Pierce-Eislen, Inc., CoStar Group, Inc. and Portfolio Research, Inc.

In the spend management market, we compete with Yardi, AvidXchange, Inc., Nexus Systems, Inc., Ariba, Inc., Oracle Corporation, Buyers Access LLC, PAS Purchasing Solutions and ESS Technologies LLC .

In the payment processing market, we compete with Chase Paymentech Solutions, LLC (a subsidiary of JPMorgan Chase & Co.), First Data Corporation, Fiserv, Inc., MoneyGram International, Inc., NWP Services Corporation, Property Solutions, PayLease LLC, RentPayment.com (a subsidiary of Yapstone, Inc.), Yardi and a number of national banking institutions.

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

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. (the “Yardi Lawsuit”). We answered and filed counterclaims against Yardi, and on July 1, 2012, RealPage and Yardi entered into a comprehensive settlement of all outstanding litigation between them, and the lawsuit was dismissed. As part of the settlement, Yardi and RealPage granted each other perpetual licenses and rights to substantially expanded interfaces so that clients can experience a more full-featured integration between RealPage and Yardi applications. The parties also established ongoing testing environments to ensure that the interfaces operate smoothly as designed. In addition, Yardi granted RealPage a license to certain patents. Under the settlement, RealPage will continue providing hosting services for Yardi software for current clients for five more years. RealPage also agreed to stop offering hosting services for Yardi software to new customers and to stop providing support or implementation services for Yardi software. While we believe that this settlement comprehensively addressed the matters underlying our dispute with Yardi, if Yardi and other competitors do not cooperate with us, alter their applications in ways that inhibit or restrict the integration of our solutions or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications and we are not able to find alternative ways to integrate our solutions with our competitors’ applications, our business would be harmed.

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

These factors, many of which are beyond our control, present a high degree of uncertainty for the future of social media integration. As such, there is no assurance that our participation in social media integration will be risk free, as contractual, statutory or other legal restrictions may be created that limit or otherwise impede our participation in or leverage of social media integration.

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

The sales and activation cycles for our solutions, from initial contact with a prospective customer to contract execution and activation, vary widely by customer and solution. We do not recognize revenue until the solution is activated. While most of our activations follow a set of standard procedures, a customer’s priorities may delay activation and our ability to recognize revenue, which could result in fluctuations in our quarterly operating results. Additionally, certain of our products are offered in suites containing multiple solutions, resulting in additional fluctuation in activations depending on each customer’s priorities with respect to solutions included in the suite.

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

Our success depends, in part, on our ability to process high volumes of customer data and enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain offices in Hyderabad, India and Manila, Philippines where we employ development and data processing personnel. We believe that performing these activities in Hyderabad and Manila increases the efficiency and decreases the costs of our development and data processing efforts. However, managing and staffing international operations requires management’s attention and financial resources. The level of cost savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Additionally, if we experience difficulties as a result of political, social economic or environmental instability, change in applicable law, limitations of local infrastructure, or problems with our workforce or facilities at our or third parties’ international operations, our business could be harmed due to delays in product release schedules or data processing services.

We rely on third-party technologies and services that may be difficult to replace or that could cause errors, failures or disruptions of our service, any of which could harm our business.

We rely on a number of third-party providers, including, but not limited to, computer hardware and software vendors and database providers, to deliver our solutions. We currently utilize equipment, software and services from Akami Inc., Avaya Inc., Brocade Communications Systems, Inc., Cisco Systems, Inc., Dell Inc., EMC Corporation, Microsoft Corporation, Oracle Corporation and salesforce.com, inc., as well as many other smaller providers. Our OneSite Accounting service relies on a software-as-a-service, or SaaS-based accounting system developed and maintained by a third-party service provider. We host this application in our data centers and provide supplemental development resources to extend this accounting system to meet the unique requirements of the rental housing industry. Our shared cloud portfolio reporting service utilizes software licensed from IBM. We expect to utilize additional service providers as we expand our platform. Although the third-party technologies and services that we currently require are commercially available, such technologies and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these technologies or services could result in delays in the provisioning of our solutions until alternative technology is either developed by us, or, if available, is identified, obtained and integrated, and such delays could harm our business. It also may be time consuming and costly to enter into new relationships. Additionally, any errors or defects in the third-party technologies we utilize or delays or interruptions in the third-party services we rely on could result in errors, failures or disruptions of our services, which also could harm our business.

We depend upon third-party service providers for important payment processing functions. If these third-party service providers do not fulfill their contractual obligations or choose to discontinue their services, our business and operations could be disrupted and our operating results would be harmed.

We rely on several large payment processing organizations to enable us to provide payment processing services to our customers, including electronic funds transfers, or EFT, check services, bank card authorization, data capture, settlement and merchant accounting services and access to various reporting tools. These organizations include Bank of America Merchant Services, Bank of America, N.A., Paymentech, LLC, Fiserv, Inc., Financial Transmission Network, Inc., Jack Henry & Associates, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo, N.A. We also rely on third-party hardware manufacturers to manufacture the check scanning hardware our customers utilize to process transactions. Some of these organizations and service providers are competitors who also directly or indirectly sell payment processing services to customers in competition with us. With respect to these organizations and service providers, we have significantly less control over the systems and processes than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these organizations and service providers. Accordingly, the failure of these organizations and service providers to renew their contracts with us or fulfill their contractual obligations and perform satisfactorily could result in significant disruptions to our operations and adversely affect operating results. In addition, businesses that we have acquired, or may acquire in the future, typically rely on other payment processing service providers. We may encounter difficulty converting payment processing services from these service providers to our payment processing platform. If we are required to find an alternative source for performing these functions, we may have to expend significant money, time and other resources to develop or obtain an alternative, and if developing or obtaining an alternative is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to customers or meet their expectations, with the attendant potential for liability claims, damage to our reputation, loss of ability to attract or maintain customers and reduction of our revenue or profits.

We face a number of risks in our payment processing business that could result in a reduction in our revenues and profits.

In connection with our electronic payment processing services, we process resident payments and subsequently submit these resident payments to our customers after varying clearing times established by RealPage. These payments are settled through our sponsoring clearing banks, and in the case of EFT, our Originating Depository Financial Institutions, or ODFIs. Currently, we rely on Bank of America, N.A., Wells Fargo, N.A. and JPMorgan Chase Bank, N.A. as our sponsoring clearing banks. In the future, we expect to enter into similar sponsoring clearing bank relationships with one or more other national banking institutions. The resident payments that we process for our customers at our sponsoring clearing banks are identified in our consolidated balance sheets as restricted cash and the corresponding liability for these resident payments is identified as customer deposits. Our electronic payment processing business and related maintenance of custodial accounts subjects us to a number of risks, including, but not limited to:

•	liability for customer costs related to disputed or fraudulent transactions if those costs exceed the amount of the customer reserves we have during the clearing period or after resident payments have been settled to our customers;

•	electronic processing limits on the amount of custodial balances that any single ODFI, or collectively all of our ODFIs, will underwrite;

•	reliance on clearing bank sponsors, card payment processors and other service payment provider partners to process electronic transactions;

•	failure by us or our bank sponsors to adhere to applicable laws and regulatory requirements or the standards of the electronic payments rules and regulations and other rules and regulations that may impact the provision of electronic payment services;

•	continually evolving and developing laws and regulations governing payment processing and money transmission, the application or interpretation of which is not clear in some jurisdictions;

•	incidences of fraud, a security breach or our failure to comply with required external audit standards; and

•	our inability to increase our fees at times when electronic payment partners or associations increase their transaction processing fees.

If any of these risks related to our electronic payment processing business were to materialize, our business or financial results could be negatively affected. Although we attempt to structure and adapt our payment processing operations to comply with these complex and evolving laws and regulations, our efforts may not guarantee compliance. In the event that we are found to be in violation of these legal requirements, we may be subject to monetary fines, cease and desist orders, mandatory product changes, or other penalties that could have an adverse effect on our results of operations. Additionally, with respect to the processing of EFTs, we are exposed to financial risk. EFTs between a resident and our customer may be returned for various reasons such as insufficient funds or, stop payment orders. These returns are charged back to the customer by us. However, if we or our sponsoring clearing banks are unable to collect such amounts from the customer’s account or if the customer refuses or is unable to reimburse us for the chargeback, we bear the risk of loss for the amount of the transfer. While we have not experienced material losses resulting from chargebacks in the past, there can be no assurance that we will not experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our customers may adversely affect our financial condition and results of operations.

If our security measures are breached and unauthorized access is obtained to our customers’ or their residents’ or prospects’ data, we may incur significant liabilities, our solutions may be perceived as not being secure and customers may curtail or stop using our solutions.

The solutions we provide involve the collection, storage and transmission of confidential personal and proprietary information regarding our customers and our customers’ current and prospective residents and business partners. Specifically, we collect, store and transmit a variety of customer data such as demographic information and payment histories of our customers’ prospective and current residents and business partners. Additionally, we collect and transmit sensitive financial data such as credit card and bank account information. Treatment of certain types of data, such as personally identifiable information, protected health information and sensitive financial data may be subject to federal or state regulations requiring heightened privacy and security. If our data security or data integrity measures are breached or otherwise fail or prove to be inadequate for any reason, as a result of third-party actions or our employees’ or contractors’ errors or malfeasance or otherwise, and unauthorized persons obtain access to this information, or the data is otherwise compromised, we could incur significant liability to our customers and to their prospective or current residents or business partners, significant costs associated with internal regulatory investigations and litigation, or significant fines and sanctions by payment processing networks or governmental authorities. Any of these events or circumstances could result in damage to our reputation and material harm to our business.

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

In December 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Comerica Bank and the other lenders party thereto (“Restated Agreement”) to amend and restate our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original agreement into revolving loans. As of December 31, 2012, $10.0 million was outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. In September 2012, we entered into an amendment to the Restated Agreement. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio and all other terms of the Restated Agreement remain unchanged. Our interest expense for the credit facility was approximately $1.5 million, $2.3 and 2.7 million as of December 31, 2012, 2011 and 2010, respectively. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

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

Our credit facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants, including, among other things, to: take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permit the assignment of the contracts to our lenders. We are also required to comply with a fixed charge coverage ratio, which is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, of 1.25:1.00 for each 12-month period ending at the end of a fiscal quarter, and a senior leverage ratio, which is a ratio of the outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 2.75:1.00 for each fiscal quarter.

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

On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that we are infringing three related patents—U.S. patent nos. 6,385,541; 6,496,776; and 7,072,665—because of our distribution of our mobile app. The Complaint seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office (“USPTO”) granted a petition for re-examination of the three patents-in-suit and, in December 2010, issued office actions rejecting all claims of the patents as being invalid. Smarter Agent submitted arguments to attempt to overcome the rejections, but the USPTO maintained rejections of all claims in the patents, and has issued an action closing the prosecution (“ACP”) for all three patents. In January 2013, Smarter Agent filed its Appeal Brief—appealing the USPTO’s rejection of all claims for the ‘776 Patent—and we filed our Cross-Appeal Brief. In February 2013, the parties filed related Respondent Briefs. Previously, in March 2011, the U.S. District Court for the District of Delaware stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously.

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

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Such risks include, without limitation, patent infringement risks, copyright infringement risks, or the inclusion of open source software subject to onerous license provisions that could even require the disclosure of our proprietary source code. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

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

We customarily enter into agreements with our employees, contractors and certain parties with whom we do business to limit access to and disclosure of our proprietary information. The legal and technical steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, we may be required to release the source code of our software to third parties under certain circumstances. For example, some of our customer agreements provide that if we cease to maintain or support a certain solution without replacing it with a successor solution, then we may be required to release the source code of the software underlying such solution. In addition, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Moreover, it may be difficult or practically impossible to detect copyright infringement or theft of our software code. Enforcement of our intellectual property rights also depends on our legal actions being successful against these infringers, but these actions may not be successful, even when our rights have been infringed. Furthermore, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.

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

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our customers in connection with commercial disputes, claims brought by our customers’ current or prospective residents, including potential class action lawsuits based on asserted statutory or regulatory violations, employment-based claims made by our current or former employees, administrative agencies, government regulators, or insurers. Litigation, enforcement actions, and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover such legal proceedings or claims or may withhold or dispute coverage of such legal proceedings or claims on various grounds, including by alleging such coverage is beyond the scope of such policies, that we are not in compliance with the terms of such insurance policies or that such policies are not in effect, even after proceeds under such insurance policies have been received by us. In addition, insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all. A legal proceeding or claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our operating results.

In connection with the Yardi Lawsuit filed against us, we made claims for reimbursement against each of our primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed us up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in our obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. We dispute these assertions by these carriers and intend to vigorously protect its coverage. Accordingly, on August 14, 2012, we filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to our counsel in connection with the Yardi Lawsuit. On September 5, 2012, Ace filed a motion to dismiss the Ace Lawsuit and on September 6, 2012, defendant Axis filed a motion to dismiss the Ace Lawsuit. On September 24, 2012, we filed our opposition to the motions to dismiss and separately filed our motion for partial summary judgment on the basis that each of Ace’s and Axis’ notice of rescission was untimely under applicable statutory law. The Court has taken the motions under advisement, and has stayed all discovery deadlines in the action until they are decided. Trial in the Ace Lawsuit is currently set for November 4, 2013. We intend to continue to pursue coverage and other appropriate relief in connection with these insurance policies.

In addition, in connection with the Yardi Lawsuit, we have an excess errors and omissions liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. We made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed an Original Complaint for Declaratory Relief against us in the United States District Court for the Northern District of Texas, Fort Worth Division, seeking a declaration that Homeland’s policy excludes coverage for amounts incurred in connection with the Yardi Lawsuit. On August 29, 2012, we responded to Homeland’s complaint and filed counterclaims. Homeland responded to our counterclaims on September 20, 2012. On January 15, 2013, we filed our motion for partial summary judgment on our counterclaim for declaratory relief that Homeland is obligated under the policy at issue to reimburse us for our unpaid costs of defense in connection with the Yardi Lawsuit, subject to the limits of the policy. Homeland has filed a motion with the Court to stay its obligation to respond to that motion until it can take discovery with respect to whether it has grounds to rescind the policy. We have opposed that motion, as none of the proposed discovery relates to the policy interpretation issues that are the subject of our motion for summary judgment. We intend to continue to vigorously pursue coverage and other appropriate relief in connection with this insurance policy. We have not recorded any amounts as recoverable in relation to the Homeland insurance policy as of the date of this filing.

On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that we are infringing three related patents—U.S. patent nos. 6,385,541; 6,496,776; and 7,072,665—because of our distribution of our mobile app. The Complaint seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office (“USPTO”) granted a petition for re-examination of the three patents-in-suit and, in December 2010, issued office actions rejecting all claims of the patents as being invalid. Smarter Agent submitted arguments to attempt to overcome the rejections, but the USPTO maintained rejections of all claims in the patents, and has issued an action closing the prosecution (“ACP”) for all three patents. In January 2013, Smarter Agent filed its Appeal Brief—appealing the USPTO’s rejection of all claims for the ‘776 Patent—and we filed our Cross-Appeal Brief. In February 2013, the parties filed related Respondent Briefs. Previously, in March 2011, the U.S. District Court for the District of Delaware stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

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

Government regulation of the rental housing industry, and services provided to the rental housing industry, including background screening services, utility billing, insurance and payments, the Internet and e-commerce is evolving, and changes in regulations or our failure to comply with regulations could harm our operating results.

The rental housing industry is subject to extensive and complex federal, state and local regulations. Our services and solutions must work within the extensive and evolving regulatory requirements applicable to our customers and third-party service providers, including, but not limited to, those under the Fair Credit Reporting Act, the Fair Housing Act, the Deceptive Trade Practices Act, the Drivers Privacy Protection Act, the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Privacy Rules, Safeguards Rule and Consumer Report Information Disposal Rule promulgated by the Federal Trade Commission, or FTC, the regulations of the United States Department of Housing and Urban Development, or HUD, HIPAA/HITECH, rules and regulations of the Consumer Financial Protection Bureau (CFPB) and complex and divergent state and local laws and regulations related to data privacy and security, credit and consumer reporting, deceptive trade practices, discrimination in housing, utility billing and energy and gas consumption. These regulations are complex, change frequently and may become more stringent over time. Although we attempt to structure and adapt our solutions and service offerings to comply with these complex and evolving laws and regulations, we may be found to be in violation. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative and other enforcement actions as well as class action lawsuits or demands for client reimbursement. Additionally, many applicable laws and regulations provide for penalties or assessments on a per occurrence basis. Due to the nature of our business, the type of services we provide and the large number of transactions processed by our solutions, our potential liability in an enforcement action or class action lawsuit could be significant. In addition, entities such as HUD, the FTC and the CFPB have the authority to promulgate rules and regulations that may impact our customers and our business. We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our on demand software solutions.

Some of our LeaseStar products operate under the real estate brokerage laws of numerous states and require maintaining licenses in many of these states. Brokerage laws in these states could change, affecting our ability to do provide some LeaseStar, or if applicable, other products in these states.

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

In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social, economic, or environmental instability, terrorist attacks and security concerns in general;

•	limitations of local infrastructure;

•	fluctuations in currency exchange rates;

•	higher levels of credit risk and payment fraud;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations; and

•	compliance with statutory equity requirements and management of tax consequences.

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

Through our wholly owned subsidiary, Multifamily Internet Ventures LLC, a managing general insurance agency, we generate commission revenue from offering liability and renter’s insurance. Through Multifamily Internet Ventures LLC we also sell additional insurance products, including auto and other personal lines insurance, to residents that buy renter’s insurance from us. These policies are ultimately underwritten by various insurance carriers. Some of the property owners and managers that participate in our programs opt to require residents to purchase rental insurance policies and agree to grant to Multifamily Internet Ventures LLC exclusive marketing rights at their properties. If demand for residential rental housing declines, property owners and managers may be forced to reduce their rental rates and to stop requiring the purchase of rental insurance in order to reduce the overall cost of renting. If property owners or managers cease to require renter’s insurance, elect to offer policies from competing providers or insurance premiums decline, our revenues from selling insurance policies will be adversely affected.

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

Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 42.5% of our common stock as of December 31, 2012. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 35.2% of our common stock as of December 31, 2012. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

As of December 31, 2012, we had 75,826,615 shares of common stock outstanding. Of these shares, 72,988,010 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.

As of December 31, 2012, holders of 30,807,154 shares, or approximately 40.6%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.

In addition, we have registered approximately 20,934,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,367,409 shares were eligible for sale upon the exercise of vested options as of December 31, 2012.

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

As of December 31, 2012, we lease approximately 225,000 square feet of space for our corporate headquarters and data center in Carrollton, Texas under lease agreements that expire in August 2016. We have offices in Tulsa, Oklahoma; Camarillo, California; Centennial, Colorado; Irvine, California; San Francisco, California; San Diego, California; Plano, Texas; Kennesaw, Georgia; Milwaukee, Wisconsin; Vienna, Virginia; Willston, Vermont; Mason, Ohio; Charlotte, North Carolina; Greer, South Carolina; Washington, D.C.; Westlake Village, California; Wilsonville, Oregon; Winnipeg, Manitoba, Canada; Manila, Philippines and Hyderabad, India. We believe our current and planned data centers and office facilities will be adequate for the foreseeable future.

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

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. We are involved in litigation, but we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate at this time. Our view of these matters may change in the future as litigation and events related thereto unfold. See the risk factors “Assertions by a third party that we infringe its intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses” and “Current and future legal proceedings against us could be costly and time consuming to defend” in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.”

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. (the “Yardi Lawsuit”). We answered and filed counterclaims against Yardi, and on July 1, 2012, the Company and Yardi entered into a Settlement Agreement resolving all outstanding litigation between the parties. In connection with the Yardi Lawsuit, we made claims for reimbursement against each of our primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed us up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in our obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. We dispute these assertions by these carriers and intend to vigorously protect its coverage. Accordingly, on August 14, 2012, we filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to our counsel in connection with the Yardi Lawsuit. On September 5, 2012, Ace filed a motion to dismiss the Ace Lawsuit and on September 6, 2012, defendant Axis filed a motion to dismiss the Ace Lawsuit. On September 24, 2012, we filed our opposition to the motions to dismiss and separately filed our motion for partial summary judgment on the basis that each of Ace’s and Axis’ notice of rescission was untimely under applicable statutory law. The Court has taken the motions under advisement, and has stayed all discovery deadlines in the action until they are decided. Trial in the Ace Lawsuit is currently set for November 4, 2013. We intend to continue to pursue coverage and other appropriate relief in connection with these insurance policies.

In addition, in connection with the Yardi Lawsuit, we have an excess errors and omissions liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. We made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed an Original Complaint for Declaratory Relief against us in the United States District Court for the Northern District of Texas, Fort Worth Division, seeking a declaration that Homeland’s policy excludes coverage for amounts incurred in connection with the Yardi Lawsuit. On August 29, 2012, we responded to Homeland’s complaint and filed counterclaims. Homeland responded to our counterclaims on September 20, 2012. On January 15, 2013, we filed our motion for partial summary judgment on our counterclaim for declaratory relief that Homeland is obligated under the policy at issue to reimburse us for our unpaid costs of defense in connection with the Yardi Lawsuit, subject to the limits of the policy. Homeland has filed a motion with the Court to stay its obligation to respond to that motion until it can take discovery with respect to whether it has grounds to rescind the policy. We have opposed that motion, as none of the proposed discovery relates to the policy interpretation issues that are the subject of our motion for summary judgment. We intend to continue to vigorously pursue coverage and other appropriate relief in connection with this insurance policy. We have not recorded any amounts as recoverable in relation to the Homeland insurance policy as of the date of this filing.

On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that we are infringing three related patents—U.S. patent nos. 6,385,541; 6,496,776; and 7,072,665—because of our distribution of our mobile app. The Complaint seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office (“USPTO”) granted a petition for re-examination of the three patents-in-suit and, in December 2010, issued office actions rejecting all claims of the patents as being invalid. Smarter Agent submitted arguments to attempt to overcome the rejections, but the USPTO maintained rejections of all claims in the patents, and has issued an action closing the prosecution (“ACP”) for all three patents. In January 2013, Smarter Agent filed its Appeal Brief—appealing the USPTO’s rejection of all claims for the ‘776 Patent—and we filed our Cross-Appeal Brief. In February 2013, the parties filed related Respondent Briefs. Previously, in March 2011, the U.S. District Court for the District of Delaware stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “RP.” The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Year Ending December 31, 2011	Low	High
First Quarter	$22.00	$31.00
Second Quarter	$24.10	$32.83
Third Quarter	$18.17	$26.71
Fourth Quarter	$19.33	$28.08

Year Ending December 31, 2012	Low	High
First Quarter	$18.64	$28.66
Second Quarter	$16.92	$23.16
Third Quarter	$20.81	$26.26
Fourth Quarter	$17.49	$23.15

On February 15, 2013, the closing price of our common stock on the NASDAQ Global Select Market was $23.61 per share and, as of February 15, 2013, there were approximately 750 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

Dividend Policy

We have neither declared nor paid any cash dividends on our common stock in our two most recent fiscal years. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings will be used for the operation and growth of the business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors. In addition, the terms of our credit facilities currently restrict our ability to pay dividends.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the relative performance of our common stock, the NASDAQ Global Market Index, NASDAQ Composite and the NASDAQ Computer and Data Processing Index. This graph covers the quarterly periods from August 12, 2010 (the first trading date immediately following our initial public offering), through December 31, 2012. In each case, this graph assumes a $100 investment on August 12, 2010 at our closing price of $14.52 per share and reinvestment of all dividends, if any.

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
RealPage, Inc.	$190.98	$182.30	$140.84	$174.04	$132.02	$159.50	$155.65	$148.55
NASDAQ Composite—Total Returns	127.86	127.82	111.59	120.76	143.67	136.84	145.78	142.17
NASDAQ Global Market Index	133.57	130.56	102.34	108.29	127.88	126.54	131.46	125.10
NASDAQ Computer and Data Processing Index	128.83	127.79	115.66	121.08	139.12	133.36	142.56	137.94

Item 6.	Selected Financial Data

We have derived the consolidated statements of operations and balance sheet data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. Certain prior year expenses have been reclassified to conform with current year presentation. See Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further information regarding these reclassifications. Over the last five fiscal years, we have acquired a number of companies as disclosed in Note 3 Acquisitions of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our growth in our results of operations. You should read this information in conjunction with our audited consolidated financial statements, the related notes to these financial statements and the information in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Revenue:
On demand	$306,400	$239,436	$169,678	$128,377	$95,192
On premise	5,216	6,581	8,545	3,860	7,582
Professional and other	10,556	11,962	10,051	8,665	9,794

Total revenue	322,172	257,979	188,274	140,902	112,568
Cost of revenue	128,562	108,155	79,044	58,513	46,058

Gross profit	193,610	149,824	109,230	82,389	66,510
Operating expenses:
Product development	48,177	43,441	36,922	27,446	28,806
Sales and marketing	76,992	63,775	37,693	27,804	23,923
General and administrative	56,993	40,798	28,328	20,210	14,135

Total operating expense	182,162	148,014	102,943	75,460	66,864

Operating income (loss)	11,448	1,810	6,287	6,929	(354)
Interest expense and other, net	(2,046)	(3,251)	(5,501)	(4,528)	(2,152)

Net income (loss) before taxes	9,402	(1,441)	786	2,401	(2,506)
Income tax expense (benefit)	4,219	(210)	719	(26,028)	703

Net income (loss)	$5,183	$(1,231)	$67	$28,429	$(3,209)

Net income (loss) attributable to common stockholders:
Basic	$5,183	$(1,231)	$(2,877)	$10,611	$(10,658)
Diluted	$5,183	$(1,231)	$(2,877)	$10,611	$(10,658)
Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$(0.02)	$(0.07)	$0.44	$(0.77)
Diluted	$0.07	$(0.02)	$(0.07)	$0.42	$(0.77)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	71,838	68,480	39,737	23,934	13,886
Diluted	74,002	68,480	39,737	25,511	13,886

Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$33,804	$51,273	$118,010	$4,427	$4,248
Total current assets	127,484	124,758	170,522	51,003	49,119
Total assets	402,197	400,065	342,792	142,113	102,340
Total current liabilities	124,857	114,376	93,974	78,050	75,705
Total deferred revenue	70,079	66,018	55,664	49,428	47,232
Current and long-term debt(2)	10,000	50,377	66,629	53,990	48,943
Total liabilities	147,126	177,184	170,208	136,757	129,622
Redeemable convertible preferred stock	—	—	—	71,832	71,675
Total stockholders’ equity (deficit)	255,071	222,881	172,584	(66,476)	(98,957)
Other Financial Data:
Adjusted EBITDA(3)	$73,349	$56,459	$35,303	$25,593	$13,064
Operating cash flow	58,412	49,226	27,690	24,758	7,962
Capital expenditures	18,774	16,147	12,178	9,509	10,263
Selected Operating Data:
Number of on demand customers at period end	8,466	7,790	6,922	5,032	2,669
Number of on demand units at period end	8,113	7,302	6,066	4,551	3,833
Total number of employees at period end	2,893	2,273	1,759	1,141	922

(1)	Excludes restricted cash.
(2)	Includes capital lease obligations.
(3)	We define this metric as net income (loss) plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense and acquisition-related expense. In 2011, Adjusted EBITDA excludes litigation related expenses pertaining to the Yardi litigation as discussed in Part I, Item 3 “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. Beginning in the third quarter of 2012, Adjusted EBITDA excludes stock registration costs.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net income (loss)	$5,183	$(1,231)	$67	$28,429	$(3,209)
Acquisition-related deferred revenue adjustment	89	706	—	—	—
Depreciation, asset impairment and loss on sale of asset	13,539	11,539	10,371	9,231	9,847
Amortization of intangible assets	19,498	18,006	10,675	5,784	2,095
Interest expense, net	2,160	2,868	5,510	4,528	2,152
Income tax expense (benefit)	4,219	(210)	719	(26,028)	703
Litigation-related expense	10,158	1,298	—	—	—
Stock-based compensation expense	18,178	22,618	7,340	2,805	1,476
Acquisition-related (income) expense	(350)	865	621	844	—
Stock registration costs	675	—	—	—	—

Adjusted EBITDA	$73,349	$56,459	$35,303	$25,593	$13,064

The following table presents stock-based compensation included in each expense category:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of revenue	$2,806	$1,655	$633	$367	$104
Product development	4,391	4,594	2,568	1,175	727
Sales and marketing	4,790	12,017	2,493	498	277
General and administrative	6,191	4,352	1,646	765	368

Total stock-based compensation expense	$18,178	$22,618	$7,340	$2,805	$1,476

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this filing. This discussion contains forward-looking statements, based on current expectations and related to our plans, estimates, beliefs and anticipated future financial performance. These statements involve risks and uncertainties and our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this filing.

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

We derive a substantial majority of our revenue from sales of our on demand software solutions. We also derive revenue from our professional and other services. A small percentage of our revenue is derived from sales of our on premise software solutions to our existing on premise customers. Our on demand software solutions are sold pursuant to subscription license agreements and our on premise software solutions are sold pursuant to term or perpetual license agreements and associated maintenance agreements. Typically, we price our solutions based primarily on the number of units the customer manages with our solutions. For our insurance-based solutions, we earn revenue based on a fixed commission rate of earned premiums and a contingent commission calculated in accordance with the applicable agreement. For our transaction-based solutions, we price based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States. Our revenue has increased from $188.3 million in 2010 to $322.2 million in 2012. The increase in revenue has primarily been driven by increased sales of our on demand software solutions, a substantial amount of which has been derived from purchases of additional on demand software solutions by our existing customers. In 2012, our on demand revenue represented 95.1% of our total revenue.

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

Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 21 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base. As of December 31, 2012, we had approximately 2,893 employees.

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

New Product Families

In August 2011, we announced our new product family, LeaseStar, which consolidated and integrated products and services related to our acquisitions of eREI, LevelOne, SeniorLiving.net, MTS, RMO and our suite of products and services historically branded as Crossfire. We believe the LeaseStar product family unifies major organic and paid lead channels into a single marketplace where consumers can find a rental unit and transact business by viewing real time availability, pricing, pre-qualify and lease online.

In February 2012, we announced our new product family, RealPage Senior Living. We believe RealPage Senior Living will help owners and managers attract more residents and improve the living and care experience enjoyed by those residents.

Recent Acquisitions

In January 2012, we acquired substantially all of the operating assets of Vigilan, Incorporated (“Vigilan”). A provider of assisted living software-as-a-service solutions, Vigilan products allow assisted living communities to monitor and schedule detailed care, manage labor costs, provide accurate billing and maintaining regulatory compliance through its comprehensive compliance module. We acquired Vigilan for a purchase price of $5.0 million consisting of a cash payment of $4.0 million and two additional cash payments of up to $0.5 million due 12 months and 24 months after the acquisition date.

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

In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL is a leading performance-based marketing company that provides senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We plan to integrate SFL with our existing senior living software solutions. We acquired SFL for a purchase price of $2.7 million which consisted of a cash payment of $2.3 million and additional cash payments of $0.2 million each due six months and 12 months after the acquisition date.

Key Business Metrics

In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$322,172	$257,979	$188,274
On demand revenue	$306,400	$239,436	$169,678
On demand revenue as a percentage of total revenue	95.1%	92.8%	90.1%
Ending on demand units	8,113	7,302	6,066
Average on demand units	7,625	6,574	5,249
Non-GAAP on demand revenue	$306,489	$240,142	$169,678
Non-GAAP on demand revenue per average on demand unit	$40.20	$36.53	$32.33
Adjusted EBITDA	$73,349	$56,459	$35,303
Adjusted EBITDA as a percentage of total revenue	22.8%	21.9%	18.8%

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

Ending on demand units. This metric represents the number of rental housing units managed by our customers with one or more of our on demand software solutions at the end of the period. We use ending on demand units to measure the success of our strategy of increasing the number of rental housing units managed with our on demand software solutions. Property unit counts are provided to us by our customers as new sales orders are processed. Property unit counts may be adjusted periodically as information related to our customers’ properties is updated or supplemented, which could result in adjustments to the number of units previously reported.

Non-GAAP on demand revenue. This metric represents on demand revenue adjusted to reverse the effect of the write down of deferred revenue associated with purchase accounting for strategic acquisitions. We use this metric to evaluate our on demand revenue as we believe its inclusion provides a more accurate depiction of on demand revenue arising from our strategic acquisitions.

The following provides a reconciliation of non-GAAP on demand revenue to on demand revenue, our most directly comparable GAAP financial measure:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
On demand revenue	$306,400	$239,436	$169,678
Acquisition-related deferred revenue adjustment	89	706	—

Non-GAAP on demand revenue	$306,489	$240,142	$169,678

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

Adjusted EBITDA. We define this metric as net income (loss) plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense and acquisition-related expense. Beginning in January 2011, Adjusted EBITDA excludes litigation related expenses pertaining to the Yardi litigation as discussed in Part I, Item 3 “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. Beginning in the third quarter of 2012, Adjusted EBITDA excludes stock registration costs. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For a reconciliation of Adjusted EBITDA to net income, refer to the table below. Our Adjusted EBITDA grew from approximately $35.3 million in 2010 to approximately $73.3 million in 2012, as a result of our efforts to expand market share and increase revenue.

The following provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss)	$5,183	$(1,231)	$67
Acquisition-related deferred revenue adjustment	89	706	—
Depreciation and asset impairment	13,539	11,539	10,371
Amortization of intangible assets	19,498	18,006	10,675
Interest expense, net	2,160	2,868	5,510
Income tax expense (benefit)	4,219	(210)	719
Litigation-related expense	10,158	1,298	—
Stock-based compensation expense	18,178	22,618	7,340
Acquisition-related expense	(350)	865	621
Stock registration costs	675	—	—

Adjusted EBITDA	$73,349	$56,459	$35,303

Key Components of our Results of Operations

Revenue

We derive our revenue from three primary sources: our on demand software solutions; our on premise software solutions; and our professional and other services. In 2012, 2011, 2010, we generated revenue of $322.2 million, $258.0 million and $188.3 million, respectively.

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

In 2012, 2011 and 2010, revenue from our on demand software solutions was approximately $306.4 million, $239.4 million and $169.7 million, respectively, representing approximately 95.1%, 92.8% and 90.1% of our total revenue for the same periods. Revenue from our on demand software solutions has continued to increase in absolute dollars and as a percentage of our total revenue as we have ceased actively marketing our legacy on premise software solutions to new customers and many of our existing on premise customers have transitioned to our on demand software solutions. We expect our on demand revenue to continue to increase in absolute dollars and as a percentage of revenue in 2013, although the actual percentage of revenue may vary from period to period due to a number of factors, including the impact of acquisitions and revenue derived from our professional and other services related to our on demand software solutions.

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

We no longer actively market our legacy on premise software solutions to new customers, and only license our on premise software solutions to a small portion of our existing on premise customers as they expand their portfolio of rental housing properties. While we intend to support our acquired on premise software solutions, we expect that many of the customers who license these solutions will transition to our on demand software solutions over time.

In 2012, 2011 and 2010, revenue from our on premise software solutions was approximately $5.2 million, $6.6 million and $8.5 million, respectively, representing approximately 1.6%, 2.6% and 4.5%, of our total revenue for the same periods, respectively. Revenue from our on premise software solutions has continued to decrease in absolute dollars as we have ceased actively marketing our legacy on premise software solutions to new customers and as many of our existing on premise customers have transitioned to our on demand software solutions. We expect our legacy on premise revenue to decrease over time in absolute dollars and as a percentage of our total revenue although the actual percentage of revenue may vary from period to period due to a number of factors, including the impact of our past and potential future acquisition of on premise software solutions.

Professional and Other Revenue

Revenue from professional and other services consists of consulting and implementation services, training and other ancillary services. We complement our solutions with professional and other services for our customers willing to invest in enhancing the value or decreasing the implementation time of our solutions. Our professional and other services are typically priced as time and material engagements. In 2012, 2011 and 2010, revenue from professional and other services was approximately $10.6 million, $12.0 million and $10.1 million, respectively, representing approximately 3.3%, 4.6% and 5.3% of our total revenue for the same periods, respectively. We expect professional and other services will represent 5.0% or less of our total revenue in 2013 and 2014, consistent with our performance for the previous three years.

Cost of Revenue

Cost of revenue consists primarily of personnel costs related to our operations, support services, training and implementation services, expenses related to the operation of our data center and fees paid to third-party service providers. Personnel costs include salaries, bonuses, stock-based compensation and employee benefits. Cost of revenue also includes an allocation of facilities costs, overhead costs and depreciation, as well as amortization of acquired technology related to strategic acquisitions and amortization of capitalized development costs. We allocate facilities, overhead costs and depreciation based on headcount. We expect our cost of revenue in 2013 and 2014 to increase in absolute dollars.

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

Our operating expenses increased in absolute dollars in each of 2012 and 2011 as we built infrastructure and added employees across all categories in order to accelerate and support our growth and to expand our markets. We expect our operating expenses in 2013 and 2014 to continue to increase in absolute dollars as compared to 2012 but decrease as a percentage of revenue, as the capacity we have added in prior years is more fully utilized and we continue to create operating leverage.

Product development. Product development expense consists primarily of personnel costs for our product development employees and executives and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our on demand software solutions and expanding our suite of on demand software solutions. In 2008 and 2011, we established a product development and service center in Hyderabad, India and Manila, Philippines, respectively, to take advantage of strong technical talent at lower personnel costs compared to the United States. We expect our product development expenses in 2013 and 2014 to increase in absolute dollars as compared to 2012 but decrease as a percentage of revenue, as the capacity we have added in prior years is more fully utilized and we continue to create operating leverage.

Sales and marketing. Sales and marketing expense consists primarily of personnel costs for our sales, marketing and business development employees and executives, travel and entertainment and marketing programs. Marketing programs consist of amounts paid for search engine optimization (“SEO”) and search engine marketing (“SEM”), renter’s insurance and other advertising, tradeshows, user conferences, public relations, industry sponsorships and affiliations and product marketing. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including customer relationships and key vendor and supplier relationships obtained in connection with our acquisitions. We expect our sales and marketing expense in 2013 and 2014 to increase in absolute dollars as compared to 2012.

General and administrative. General and administrative expense consists of personnel costs for our executive, finance and accounting, human resources, management information systems and legal personnel, as well as legal, accounting and other professional service fees and other corporate expenses. We expect our general and administrative expense in 2013 and 2014 to increase in absolute dollars as compared to 2012 but decrease as a percentage of revenue, as we continue to add operating leverage.

Interest Expense, Net

Interest expense, net, consists primarily of interest income and interest expense. Interest income represents earnings from our cash and cash equivalents. Interest expense is associated with our term loan, revolver, capital lease obligations and certain acquisition-related liabilities. Total amounts outstanding under our interest-bearing obligations at December 31, 2012, 2011 and 2010 include:

	As of December 31,
	2012	2011	2010
	(in thousands)
Term loan	$—	$—	$66,039
Revolver	10,000	50,312	—
Capital lease obligations	—	65	590
Interest bearing acquisition-related liabilities	864	1,420	1,955

Based on our current operations, we expect our interest expense in 2013 to decrease from our 2012 expense.

Income Taxes

As of December 31, 2012, we had net operating loss carry forwards for federal and state income tax purposes of approximately $182.8 million. If not utilized, our federal net operating loss carry forwards will begin to expire in 2020 and the state operating losses will begin to expire in 2013. Net operating losses generated by us are not currently subject to the carryforward limitation in Section 382 of the Internal Revenue Code (“Section 382 limitation”); however $25.2 million of net operating losses generated by subsidiaries prior to their acquisition by us are subject to the Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2019. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may limit utilization of the federal net operating loss carryforwards.

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

We believe that the assumptions and estimates associated with revenue recognition, fair value measurements, accounts receivable, business combinations, goodwill and other intangible assets with indefinite lives, impairment of long-lived assets, intangible assets, stock-based compensation, income taxes and capitalized product development costs have the greatest potential impact on our consolidated financial statements. Therefore, we believe the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments, assumptions and estimates.

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

On Premise Revenue

Revenue from our on premise software solutions is comprised of an annual term license, which includes maintenance and support. Customers can renew their annual term licenses for additional one-year terms at renewal price levels. We recognize revenue from each annual term license on a straight-line basis over the contract term.

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

Accounts Receivable

For several of our solutions, we invoice our customers prior to the period in which service is provided. Accounts receivable represent trade receivables from customers when we have invoiced for software solutions and/or services and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer cancelling prior to the service being rendered. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends. As a result of a portion of our allowance is for services not yet rendered and, therefore, is charged as an offset to deferred revenue, which does not have an effect on the statement of operations. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. For certain transactions, we have met the requirements to recognize income in advance of physically invoicing the customer. In these instances, we record an asset for the amount that will be due from the customer upon invoicing.

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

Goodwill and Other Intangible Assets with Indefinite Lives

We test goodwill and other intangible assets with indefinite lives for impairment separately on an annual basis in the fourth quarter of each year. Additionally, we will test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. The events and circumstances that we consider include significant under-performance relative to projected future operating results and significant changes in our overall business and/or product strategies. We evaluate impairment of goodwill by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step involves a comparison of the implied fair value and carrying amount of the goodwill of that reporting unit to determine the impairment charge, if any. We quantitatively evaluate other intangible assets with indefinite lives by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach model. For those intangible assets with indefinite lives that have been determined to be inseparable due to their interchangeable use, we have grouped into single units of accounting for purposes of testing for impairment. If the carrying amount of the other intangible assets with indefinite lives exceeds the fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.

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

At each stock option grant date, we utilized peer group data to calculate our expected volatility. Expected volatility was based on historical and expected volatility rates of comparable publicly traded peers. In 2012, we began using our own historical data in addition to peer group data in calculating expected volatility. Expected life is computed using the mid-point between the vesting period and contractual life of the options granted. The risk-free interest rate was based on the treasury yield rate with a maturity corresponding to the expected option life assumed at the grant date.

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

The fair value of our time-based restricted stock awards is based on the closing price on the date of grant as reported on the NASDAQ Global Select Market. For our performance-based restricted stock awards, we recognize compensation expense based on the probability of achievement of the performance condition.

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

Capitalized Product Development Costs

We capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to our customers, as well as software programs to be used solely to meet our internal needs. The costs incurred in the preliminary stages of development related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including materials, services and payroll-related costs for employees are capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2012, 2011 or 2010.

Results of Operations

The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results. Certain prior year expenses have been reclassified to conform with current year presentation.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenue:
On demand	$306,400	$239,436	$169,678
On premise	5,216	6,581	8,545
Professional and other	10,556	11,962	10,051

Total revenue	322,172	257,979	188,274
Cost of revenue(1)	128,562	108,155	79,044

Gross profit	193,610	149,824	109,230
Operating expense:
Product development(1)	48,177	43,441	36,922
Sales and marketing(1)	76,992	63,775	37,693
General and administrative(1)	56,993	40,798	28,328

Total operating expense	182,162	148,014	102,943

Operating income	11,448	1,810	6,287
Interest expense and other, net	(2,046)	(3,251)	(5,501)

Net income (loss) before taxes	9,402	(1,441)	786
Income tax expense (benefit)	4,219	(210)	719

Net income (loss)	$5,183	$(1,231)	$67

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cost of revenue	$2,806	$1,655	$633
Product development	4,391	4,594	2,568
Sales and marketing	4,790	12,017	2,493
General and administrative	6,191	4,352	1,646

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2012	2011	2010
	(as a percentage of total revenue)
Revenue:
On demand	95.1%	92.8%	90.1%
On premise	1.6	2.6	4.5
Professional and other	3.3	4.6	5.3

Total revenue	100.0	100.0	100.0
Cost of revenue	39.9	41.9	42.0

Gross profit	60.1	58.1	58.0
Operating expense:
Product development	14.9	16.9	19.6
Sales and marketing	23.9	24.7	20.0
General and administrative	17.7	15.8	15.0

Total operating expenses	56.5	57.4	54.7

Operating income	3.6	0.7	3.3
Interest expense and other, net	(0.7)	(1.2)	(2.9)

Net income (loss) before taxes	2.9	(0.5)	0.4
Income tax expense (benefit)	1.3	0.0	0.4

Net income (loss)	1.6	(0.5)	0.0

Year Ended December 31, 2012 and 2011

Revenue

	Year Ended December 31,
	2012	2011	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$306,400	$239,436	$66,964	28.0%
On premise	5,216	6,581	(1,365)	(20.7)
Professional and other	10,556	11,962	(1,406)	(11.8)

Total revenue	$322,172	$257,979	$64,193	24.9

On demand unit metrics:
Ending on demand units	8,113	7,302	811	11.1
Average on demand units	7,625	6,574	1,051	16.0
Non-GAAP on demand revenue	$306,489	$240,142	$66,347	27.6
Non-GAAP on demand revenue per average on demand unit	$40.20	$36.53	$3.67	10.0

On demand revenue. Our on demand revenue increased in 2012 compared to 2011 due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base as well as an increase in revenue resulting from our 2012 and 2011 acquisitions.

On premise revenue. On premise revenue decreased in 2012 compared to 2011. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.

Professional and other revenue. Professional and other services revenue decreased in 2012 compared to 2011, primarily due to a decrease in revenue from training and consulting services.

On demand unit metrics. As of December 31, 2012, one or more of our on demand solutions was utilized in the management of 8.1 million rental property units, representing an increase compared to 2011. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales and marketing efforts to existing customers.

As of December 31, 2012, annualized non-GAAP on demand revenue per average on demand unit increased compared to 2011, primarily due to improved penetration of our on demand solutions into our customer base.

Cost of Revenue

	Year Ended December 31,
	2012	2011	Change	% Change
	(in thousands)
Cost of revenue	$112,487	$93,101	$19,386	20.8%
Depreciation and amortization	16,075	15,054	1,021	6.8

Total cost of revenue	$128,562	$108,155	$20,407	18.9

Cost of revenue. Total cost of revenue increased in 2012 compared to 2011 primarily due to: a $5.4 million increase from costs related to the increased sales of our solutions, which includes investments in infrastructure and other support services; a $12.7 million increase in personnel expense related to increased headcount to support our growth initiatives and headcount added as a result of our 2012 and 2011 acquisitions; a $0.6 million increase in non-cash amortization of acquired technology as a result of our 2012 acquisitions; a $0.5 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $1.2 million increase in stock-based compensation related to our professional services personnel and data center operations personnel.

Operating Expenses

	Year Ended December 31,
	2012	2011	Change	% Change
	(in thousands)
Product development	$45,542	$41,552	$3,990	9.6%
Depreciation and amortization	2,635	1,889	746	39.5

Total product development expense	$48,177	$43,441	$4,736	10.9

Product development. Total product development expense increased in 2012 compared to 2011 primarily due to: a $3.3 million increase in personnel related expense related to product development groups added as a result of our 2011 and 2012 acquisitions combined with the associated costs to support our growth initiatives; a $0.5 million increase in consulting costs; a $0.3 million increase in other information technology costs; a $0.7 million increase in depreciation expense; $0.1 million increase in other product development expense; and offset by a decrease of $0.2 million in stock-based compensation.

	Year Ended December 31,
	2012	2011	Change	% Change
	(in thousands)
Sales and marketing	$65,864	$53,765	$12,099	22.5%
Depreciation and amortization	11,128	10,010	1,118	11.2

Total sales and marketing expense	$76,992	$63,775	$13,217	20.7

Sales and marketing. Total sales and marketing expense increased in 2012 compared to 2011 primarily due to: a $9.5 million increase in sales and marketing personnel expense related to our increased investment in sales personnel and personnel acquired as a result of our 2011 and 2012 acquisitions; a $5.4 million increase from SEO and SEM activity driven by investment in our Internet listing service; a $1.8 million increase in marketing program expense as a part of our strategy to expand our market share and further penetrate our existing customer base with sales of additional on demand solutions; a $1.5 million increase in information technology expense; a $0.2 million increase in travel related expense; a $0.9 million increase in non-cash amortization expense as a result of our 2012 acquisitions; a $0.2 million increase in depreciation expense; a $0.7 million increase in bad debt expense; a $0.2 million increase in other general sales and marketing expense; and offset by a $7.2 million decrease in stock-based compensation expense primarily resulting from certain performance-based restricted stock awards that were previously expected to vest.

	Year Ended December 31,
	2012	2011	Change	% Change
	(in thousands)
General and administrative	$54,362	$38,604	$15,758	40.8%
Depreciation and amortization	2,631	2,194	437	19.9

Total general and administrative expense	$56,993	$40,798	$16,195	39.7

General and administrative. Total general and administrative expense increased in 2012 compared to 2011 primarily due to: a $3.2 million increase in personnel expense related to accounting, management information systems, legal, and human resources staff to support the growth in our business; a $1.0 million increase in facilities expense; a $1.8 million increase in stock-based compensation related to general and administrative personnel; a $0.4 million increase in depreciation expense; a $0.8 million increase in information technology costs; a $0.2 million increase in sales and property taxes; a $0.3 million decrease from the fair value adjustment of acquisition-related liabilities; $0.7 million of stock registration costs; a $0.6 million increase in other general and administrative expense; and a $7.8 million increase in litigation expense offset by decreases in other legal fees related the Yardi litigation. Refer to Part II, Item 1, “Legal Proceedings” for further information regarding the litigation settlement.

Interest Expense and Other, Net

The decrease in interest expense and other, net in 2012 as compared to 2011 was primarily due to a decrease in interest expense as a result of lower debt balances and a reduction in interest rates under the December 2011 and September 2012 amendments to our Credit Agreement. See “Long-Term Debt Obligations” for further information regarding our Credit Agreement. In addition, interest expense and other decreased $0.4 million related to the sale of a non-operating asset held for sale in 2011.

Provision for Income Taxes

As of December 31, 2012, we incurred tax expense of $4.2 million with an effective tax rate of 44.9%. The 2012 domestic income taxes are a net expense of $4.2 million with an effective tax rate of 45.7% resulting from state tax liabilities in jurisdictions where tax is considered an income tax for financial reporting purposes but is assessed on adjusted gross revenue rather than adjusted net income and where we have current year taxable income for financial reporting purposes that cannot be offset by net operating loss carryforwards until those carryforwards reduce our cash tax liability. The 2012 foreign income taxes are a net expense of less than $0.1 million with an effective rate of 13.1%. The Company’s foreign effective tax rate decreased in 2012 from 2011 as a result of the tax holiday of our PEZA-registered project in the Philippines.

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

On demand revenue. Our on demand revenue increased in 2011 compared to 2010 due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base as well as an increase in revenue resulting from our 2011 and 2010 acquisitions.

On premise revenue. On premise revenue decreased in 2011 compared to 2010. As of December 31, 2011, we have completed migrating our legacy on premise customer base (i.e. RentRoll and HUDManager) to our on demand property management solutions. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.

Professional and other revenue. Professional and other services revenue increased $1.9 million, or 19.0%, in 2011 compared to 2010, primarily due to an increase in revenue from training and consulting services.

On demand unit metrics. As of December 31, 2011, one or more of our on demand solutions was utilized in the management of 7.3 million rental property units, representing an increase of 1.2 million units, or 20.4% compared to 2010. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales and marketing efforts and our 2011 acquisitions which contributed 8.9% of total ending on demand units as of December 31, 2011.

As of December 31, 2011, annualized non-GAAP on demand revenue per average on demand unit was $36.53, representing an increase of $4.20, or 13.0%, compared to 2010, primarily due to improved penetration of our on demand solutions into our customer base.

Cost of Revenue

	Year Ended December 31,
	2011	2010	Change	% Change
	(in thousands)
Cost of revenue	$93,101	$66,677	$26,424	39.6%
Depreciation and amortization	15,054	12,367	2,687	21.7

Total cost of revenue	$108,155	$79,044	$29,111	36.8

Cost of revenue. Total cost of revenue increased in 2011 compared to 2010 primarily due to: a $7.9 million increase from costs related to the increased sales of our solutions, which includes investments in infrastructure and other support services; a $17.5 million increase in personnel expense primarily related to our 2011 and 2010 acquisitions; a $2.0 million increase in non-cash amortization of acquired technology as a result of our 2010 and 2011 acquisitions; a $0.7 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $1.0 million increase in stock-based compensation related to our professional services personnel and data center operations personnel. Cost of revenue as a percentage of total revenue was 41.0% for the year ended December 31, 2011 as compared to 42.0% for the same period in 2010.

Operating Expenses

	Year Ended December 31,
	2011	2010	Change	% Change
	(in thousands)
Product development	$41,552	$34,692	$6,860	19.8%
Depreciation and amortization	1,889	2,230	(341)	(15.3)

Total product development expense	$43,441	$36,922	$6,519	17.7

Product development. Total product development expense increased in 2011 compared to 2010 primarily due to: a $3.4 million increase in personnel related expense primarily related to product development groups added as a result of our 2011 and 2010 acquisitions combined with the associated costs to support our growth initiatives; a $2.0 million increase in stock-based compensation related to product development personnel expense; a $0.8 million increase in web hosting and other information technology costs; a $0.5 million increase in facilities expense; a $0.1 million increase in other product development expenses; and offset by a $0.3 million decrease in depreciation expense.

	Year Ended December 31,
	2011	2010	Change	% Change
	(in thousands)
Sales and marketing	$53,765	$32,893	$20,872	63.5%
Depreciation and amortization	10,010	4,800	5,210	108.5

Total sales and marketing expense	$63,775	$37,693	$26,082	69.2

Sales and marketing. Total sales and marketing expense increased in 2011 compared to 2010 primarily due to: a $9.5 million increase in stock-based compensation related to sales and marketing personnel and a $6.7 million increase in salaries, bonuses and employee benefits for sales and marketing personnel. We have increased our sales force head count from 116 at December 31, 2010 to 163 at December 31, 2011, which includes sales personnel added as a result of our 2011 acquisitions and overall company growth. Additional factors contributing to the increase in sales and marketing expense include a $0.9 million increase in marketing program expense as a part of our strategy to expand our market share and further penetrate our existing customer base with sales of additional on demand solutions; $2.3 million increase from SEO and SEM activity driven by our 2011 acquisitions of MyNewPlace and SeniorLiving.net; a $0.9 million increase in travel related expense; a $5.3 million increase in non-cash amortization expense as a result of our 2010 and 2011 acquisitions; and a $0.5 million increase in other general sales and marketing expense.

	Year Ended December 31,
	2011	2010	Change	% Change
	(in thousands)
General and administrative	$38,604	$26,767	$11,837	44.2%
Depreciation and amortization	2,194	1,561	633	40.6

Total general and administrative expense	$40,798	$28,328	$12,470	44.0

General and administrative. Total general and administrative expense increased in 2011 compared to 2010 primarily due to: a $3.5 million increase in personnel expense related to accounting, management information systems, legal, and human resources staff to support the growth in our business combined with the increase from our 2011 acquisitions; a $0.8 million increase in facilities expense; a $2.7 million increase in stock-based compensation related to general and administrative personnel; a $1.2 million increase in professional fees primarily resulting from our 2011 acquisitions; a $0.6 million increase in depreciation expense; a $0.4 million increase in travel expense; a $0.5 million increase in insurance expense; a $0.5 million increase in information technology costs; a $0.7 million increase in sales and property taxes; $1.1 million increase in legal fees related to litigation; a $0.4 million decrease from the fair value adjustment of acquisition-related liabilities; and a $0.9 million increase in other general and administrative expense.

Interest Expense and Other, Net

Interest expense and other, net, decreased primarily due to a decrease associated with the early extinguishment of our preferred stockholder notes payable in connection with our initial public offering combined with the effect of lower interest rates under our amended credit agreement. See “Long-term Debt Obligations” for further discussion regarding our amended credit agreement. This decrease was offset by an increase in other losses of $0.4 million related to the sale of a non-operating asset held for sale.

Quarterly Results of Operations

The following table presents our unaudited consolidated quarterly results of operations for the eight fiscal quarters ended December 31, 2012. This information is derived from our unaudited consolidated financial statements, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Certain prior year expenses have been reclassified to conform with current year presentation. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our consolidated financial statements and the related notes to these financial statements included elsewhere in this filing.

	Three Months Ended,
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands)
Revenue:
On demand	$81,771	$78,973	$74,938	$70,718	$66,695	$62,765	$57,039	$52,937
On premise	1,313	1,226	1,261	1,416	1,536	1,772	1,628	1,645
Professional and other	2,640	3,040	2,593	2,283	2,910	3,118	2,968	2,966

Total revenue	85,724	83,239	78,792	74,417	71,141	67,655	61,635	57,548
Cost of revenue(1)	33,204	32,897	31,848	30,613	28,924	28,207	26,122	24,902

Gross profit	52,520	50,342	46,944	43,804	42,217	39,448	35,513	32,646
Operating expense:
Product development(1)	12,852	12,274	11,738	11,313	11,945	10,952	10,349	10,195
Sales and marketing(1)	19,806	21,792	18,588	16,806	18,762	17,638	14,571	12,804
General and administrative(1)	12,199	12,545	19,946	12,303	10,195	11,546	9,389	9,668

Total operating expense	44,857	46,611	50,272	40,422	40,902	40,136	34,309	32,667

Operating income (loss)	7,663	3,731	(3,328)	3,382	1,315	(688)	1,204	(21)
Interest expense and other, net	(426)	(407)	(577)	(636)	(669)	(684)	(732)	(1,166)

Net income (loss) before taxes	7,237	3,324	(3,905)	2,746	646	(1,372)	472	(1,187)
Income tax expense (benefit)	3,515	1,211	(1,533)	1,026	405	(266)	190	(539)

Net income (loss)	$3,722	$2,113	$(2,372)	$1,720	$241	$(1,106)	$282	$(648)

Net income (loss) per share:
Basic	0.05	0.03	(0.03)	0.02	0.00	(0.02)	0.00	(0.01)
Diluted	0.05	0.03	(0.03)	0.02	0.00	(0.02)	0.00	(0.01)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended,
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands)
Cost of revenue	$718	$649	$750	$689	$586	$459	$312	$298
Product development	1,211	1,116	1,002	1,062	1,251	1,258	1,105	980
Sales and marketing	368	2,653	1,032	737	3,224	3,433	2,627	2,733
General and administrative	1,564	1,595	1,532	1,500	1,327	1,258	925	842

Total stock-based compensation expense	$3,861	$6,013	$4,316	$3,988	$6,388	$6,408	$4,969	$4,853

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended,
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(as a percentage of total revenue)
Revenue:
On demand	95.4%	94.8%	95.1%	95.0%	93.8%	92.8%	92.5%	92.0%
On premise	1.5	1.5	1.6	1.9	2.2	2.6	2.6	2.9
Professional and other	3.1	3.7	3.3	3.1	4.0	4.6	4.9	5.1

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue:
Software and services	38.7	39.5	40.4	41.1	40.7	41.7	42.4	43.3

Gross profit	61.3	60.5	59.6	58.9	59.3	58.3	57.6	56.7

Operating expense:
Product development	15.0	14.7	14.9	15.2	16.8	16.2	16.8	17.7
Sales and marketing	23.1	26.2	23.6	22.6	26.4	26.1	23.6	22.2
General and administrative	14.3	15.1	25.3	16.5	14.3	17.0	15.2	16.8

Total operating expenses	52.4	56.0	63.8	54.3	57.5	59.3	55.6	56.7

Operating income (loss)	8.9	4.5	(4.2)	4.6	1.8	(1.0)	2.0	0.0
Interest expense and other, net	(0.5)	(0.5)	(0.7)	(0.9)	(0.9)	(1.0)	(1.2)	(2.0)

Net income (loss) before taxes	8.4	4.0	(4.9)	3.7	0.9	(2.0)	0.8	(2.0)
Income tax expense (benefit)	4.1	1.5	(1.9)	1.4	0.6	(0.4)	0.3	(0.9)

Net income (loss)	4.3	2.5	(3.0)	2.3	0.3	(1.6)	0.5	(1.1)

Reconciliation of Quarterly Non-GAAP Financial Measures

Our investor and analyst presentations include Adjusted EBITDA. We define this metric as net income (loss) plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense and acquisition-related expense. Beginning in 2011, Adjusted EBITDA excludes litigation related expenses pertaining to the Yardi litigation as discussed in Part I, Item 3 “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related deferred revenue adjustments. Beginning in the third quarter of 2012, Adjusted EBITDA excludes stock registration costs. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the eight fiscal quarters ended December 31, 2012:

	Three Months Ended,
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands)
Net income (loss)	$3,722	$2,113	$(2,372)	$1,720	$241	$(1,106)	$282	$(648)
Acquisition-related deferred revenue adjustment	3	3	2	81	186	276	244	—
Depreciation and asset impairment	3,521	3,416	3,375	3,227	2,969	2,696	2,750	3,124
Amortization of intangible assets	5,447	4,537	4,685	4,829	4,720	4,749	4,491	4,046
Interest expense, net	426	518	578	638	669	684	732	783
Income tax expense (benefit)	3,515	1,211	(1,533)	1,026	405	(266)	190	(539)
Litigation related expense	399	860	8,539	360	337	605	36	320
Stock-based compensation expense	3,861	6,013	4,316	3,988	6,388	6,408	4,969	4,853
Acquisition-related expense	(94)	(572)	(237)	553	(334)	969	44	186
Stock registration costs	7	668	—	—	—	—	—	—

Adjusted EBITDA	$20,807	$18,767	$17,353	$16,422	$15,581	$15,015	$13,738	$12,125

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

Our primary sources of liquidity as of December 31, 2012 consisted of $33.8 million of cash and cash equivalents, $140.0 million available under our revolving line of credit and $29.5 million of current assets less current liabilities (excluding $33.8 of cash and cash equivalents and $60.6 million of deferred revenue).

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

We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents) and our cash flow from operations, will be sufficient to fund our operations and planned capital expenditures and service our debt obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies, in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. As of December 31, 2012, we have federal and state net operating loss carryforwards of $176.4 million and $6.4 million, respectively. These carryforwards may be available to offset potential payments of future federal and state income tax liabilities and, if unused, expire at various dates through 2031 for both federal and state income tax purposes.

The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$58,412	$49,226	$27,690
Net cash used in investing activities	(32,776)	(107,746)	(83,095)
Net cash used in financing activities	(43,054)	(8,176)	169,004

Net Cash Provided by Operating Activities

In 2012, we generated $58.4 million of net cash from operating activities representing an increase compared to 2011. Our net cash from operating activities consisted of our net income of $5.2 million, net non-cash charges of $50.6 million and $0.1 million from changes in working capital. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense. The $0.1 million provided by changes in working capital was primarily due to a decrease in other assets and increases in deferred revenue and accrued compensation and benefits, offset by increases in accounts receivable and decreases in accounts payable.

In 2011, we generated $49.2 million of net cash from operating activities representing an increase compared to 2010. Our net cash from operating activities consisted of our net loss of $1.2 million and net non-cash charges of $52.4 million partially offset by a $2.0 million use of operating cash flow resulting from changes in working capital. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense. The $2.0 million use of operating cash flow resulting from the changes in working capital was primarily due to higher accounts receivable balances, general timing differences in other current assets, accounts payable and other current liabilities, offset by an increase in deferred revenue.

In 2010, we generated $27.7 million of net cash from operating activities representing an increase compared to 2009. Our net cash from operating activities consisted of our net income of $0.1 million and net non-cash charges of $28.1 million partially offset by a $0.5 million use of operating cash flow resulting from changes in working capital. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense. The $0.5 million use of operating cash flow resulting from the changes in working capital was primarily due to higher accounts receivable balances, general timing differences in other current assets, accounts payable and other current liabilities, offset by an increase in deferred revenue.

Net Cash Used in Investing Activities

In 2012, our investing activities consisted of acquisition consideration of $10.6 million, net of cash acquired, for our 2012 acquisitions and $22.2 million of capital expenditures and intangible asset purchases. The decrease in cash used in investing activities for 2012 relates to lower acquisition related payments in 2012 compared to 2011.

In 2011, our investing activities used $107.7 million. Investing activities consisted of acquisition consideration of $89.7 million, net of cash acquired, for our 2011 acquisitions and $18.0 million of capital expenditures and intangible asset purchases. The increase in cash used in investing activities from 2010 relates to the consideration paid net of cash acquired for our 2011 acquisitions combined with an increase in capital spending.

In 2010, our investing activities used $83.1 million. Investing activities consisted of acquisition consideration of $70.9 million net of cash acquired for our 2010 acquisitions and $12.2 million of capital expenditures.

Capital expenditures as of December 31, 2012, 2011 and 2010 were primarily related to investments in technology infrastructure to support our growth initiatives.

Net Cash Used in Financing Activities

Our financing activities used $43.1 million in 2012, representing an increase of $34.9 million, as compared to 2011. Cash used by financing activities during 2012 was primarily related to payments on our revolving credit facility of $40.3 million, payments of $11.6 million for acquisition-related consideration and capital lease payments of $0.1 million. These increases were offset by $8.9 million in proceeds from the issuance of common stock.

Our financing activities used $8.2 million in 2011. Cash used by financing activities during 2011 was primarily related to payments on our term loan of $8.1 million, payments on our revolving credit facility of $8.0 million, payments of $1.5 million for acquisition-related consideration, capital lease payments of $0.5 million, $0.8 million of follow on offering costs and $0.2 million of excess tax benefit related to stock options. These increases were offset by $10.5 million in proceeds from the issuance of common stock.

Our financing activities provided $169.0 million in 2010. Cash provided by financing activities during 2010 was used to support our operations, as a funding source for acquisitions and for capital expenditures related to the expansion of our technology infrastructure. Cash provided by financing activities in 2010 was primarily related to net proceeds from our initial public offering on August 11, 2010, a subsequent public stock offering on December 10, 2010 and $40.0 million of proceeds as a result of borrowing from our credit facility. Related to our August 11, 2010 initial public offering, we sold 6,000,000 shares of common stock resulting in proceeds, net of transaction expenses, of $57.5 million. Related to our December 3, 2010 public stock offering, we sold an additional 4,000,000 shares of common stock in the offering resulting in net proceeds, net of transaction expenses, of $98.4 million. Cash proceeds were partially offset by payments to extinguish our secured subordinated promissory notes and our preferred stockholder notes payable of $10.0 million and $6.5 million, respectively, in the third quarter of 2010, combined with aggregate principal payments of $11.3 million for scheduled term debt maturities, capital lease obligations and preferred stockholder notes payable. Additionally, during 2010, we paid $0.7 million of preferred stock dividends that had accrued on our convertible preferred stock, which were offset by $2.4 million in proceeds from the issuance of common stock, and had payments of $1.0 million for acquisition-related consideration.

Contractual Obligations, Commitments and Contingencies

The following table summarizes, as of December 31, 2012, our minimum payments for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Secured revolving credit facility	$10,000	$—	$10,000	$—	$—
Interest payments on long-term debt obligations(1)	663	221	442	—	—
Operating lease obligations	25,800	7,463	13,425	4,912	—
Acquisition-related liabilities(2)	2,842	2,056	786	—	—

	$39,305	$9,740	$24,653	$4,912	$—

(1)	The amount of interest payments on long-term debt obligations represents current obligations using rates in effect as of December 31, 2012.
(2)	We have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2014.

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

In December 2011, we entered into an Amended and Restated Credit Agreement (“Restated Agreement”) to amend the original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original credit facility into revolving loans. As of December 31, 2012, $10.0 million was outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. Revolving loans accrue interest at a per annum rate equal to, at the Company’s option, either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.00% to 0.25% in the case of prime rate loans, based upon the Company’s senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest as the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

In September 2012, we entered into an amendment to the Restated Agreement. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio. All other interest rates and maturity periods remain consistent with the Restated Agreement. Additionally, our capital expenditure limitations were expanded in the amendment.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We adopted this accounting standard in the fourth quarter of 2011.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (“ASU 2011-05”) effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. This accounting standard provides new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. We adopted this accounting standard in the fourth quarter of 2011. This adoption does not have any impact on our financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”) effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. This accounting standard update clarifies that SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These requirements changed our annual pro forma disclosures for acquisitions which had historically included the impact on all comparable periods. ASU 2010-29 also changes our annual and quarterly pro forma disclosures to include a description and the related amount of material adjustments made to pro forma results as seen in Note 3 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

We had cash and cash equivalents of $33.8 million and $51.3 million at December 31, 2012 and 2011, respectively.

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

We had total outstanding debt of $10.0 million and $50.3 at December 31, 2012 and 2011, respectively. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.1 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

RealPage, Inc.

We have audited the accompanying consolidated balance sheets of RealPage, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index under Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RealPage, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

RealPage, Inc.

We have audited RealPage, Inc’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RealPage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 27, 2013

RealPage, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$33,804	$51,273
Restricted cash	35,202	19,098
Accounts receivable, less allowance for doubtful accounts of $1,087 and $979 at December 31, 2012 and 2011, respectively	51,937	43,883
Deferred tax asset	—	272
Other current assets	6,541	10,232

Total current assets	127,484	124,758
Property, equipment and software, net	32,487	27,974
Goodwill	134,025	129,292
Identified intangible assets, net	104,640	112,308
Deferred tax asset	—	2,539
Other assets	3,561	3,194

Total assets	$402,197	$400,065

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,805	$12,218
Accrued expenses and other current liabilities	19,246	25,816
Current portion of deferred revenue	60,633	57,325
Deferred tax liability	2	—
Customer deposits held in restricted accounts	35,171	19,017

Total current liabilities	124,857	114,376
Deferred revenue	9,446	8,693
Deferred tax liability	10	—
Revolving credit facility	10,000	50,312
Other long-term liabilities	2,813	3,803

Total liabilities	147,126	177,184
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 77,012,925 and 73,115,779 shares issued and 75,826,615 and 72,701,571 shares outstanding at December 31, 2012 and 2011, respectively	77	73
Additional paid-in capital	347,203	316,964
Treasury stock, at cost: 1,186,310 and 414,208 shares at December 31, 2012 and 2011, respectively	(6,323)	(3,138)
Accumulated deficit	(85,778)	(90,961)
Accumulated other comprehensive loss	(108)	(57)

Total stockholders’ equity	255,071	222,881

Total liabilities and stockholders’ equity	$402,197	$400,065

See accompanying notes

RealPage, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
On demand	$306,400	$239,436	$169,678
On premise	5,216	6,581	8,545
Professional and other	10,556	11,962	10,051

Total revenue	322,172	257,979	188,274
Cost of revenue(1)	128,562	108,155	79,044

Gross profit	193,610	149,824	109,230
Operating expense:
Product development(1)	48,177	43,441	36,922
Sales and marketing(1)	76,992	63,775	37,693
General and administrative(1)	56,993	40,798	28,328

Total operating expense	182,162	148,014	102,943

Operating income	11,448	1,810	6,287
Interest expense and other, net	(2,046)	(3,251)	(5,501)

Income (loss) before income taxes	9,402	(1,441)	786
Income tax expense (benefit)	4,219	(210)	719

Net income (loss)	$5,183	$(1,231)	$67

Net income (loss) attributable to common stockholders
Basic	$5,183	$(1,231)	$(2,877)
Diluted	$5,183	$(1,231)	$(2,877)
Net income (loss) per share attributable to common stockholders
Basic	$0.07	$(0.02)	$(0.07)
Diluted	$0.07	$(0.02)	$(0.07)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	71,838	68,480	39,737
Diluted	74,002	68,480	39,737

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$2,806	$1,655	$633
Product development	4,391	4,594	2,568
Sales and marketing	4,790	12,017	2,493
General and administrative	6,191	4,352	1,646

See accompanying notes

RealPage, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$5,183	$(1,231)	$67
Other comprehensive loss – foreign currency translation adjustment	(51)	(41)	(16)

Comprehensive income (loss)	$5,132	$(1,272)	$51

RealPage, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands)

	Redeemable					Accumulated
	Convertible				Additional	Other				Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	(Deficit) Equity
Balance as of January 1, 2010	29,044	71,832	26,667	27	24,232	—	(89,797)	(206)	(938)	(66,476)
Accretion of redeemable convertible preferred stock	—	3,030	—	—	(3,030)	—	—	—	—	(3,030)
Exercise of stock options	—	—	1,604	2	2,401	—	—	—	—	2,403
Common stock warrants converted	—	—	8	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock dividends	—	(1,161)	343	—	726	—	—	—	—	726
Conversion of redeemable convertible preferred stock due to initial public offering	(29,044)	(73,701)	29,568	30	73,005	—	—	—	—	73,035
Issuance of restricted stock	—	—	513	—	3,274	—	—	—	—	3,274
Treasury stock purchased, at cost	—	—	—	—	—	—	—	(7)	(20)	(20)
Issuance of common stock through public offerings, net of issuance costs	—	—	10,000	10	155,161	—	—	—	—	155,171
Excess tax benefit from stock options	—	—	—	—	110	—	—	—	—	110
Stock-based compensation	—	—	—	—	7,340	—	—	—	—	7,340
Foreign currency translation	—	—	—	—	—	(16)	—	—	—	(16)
Net income	—	—	—	—	—	—	67	—	—	67

Balance as of December 31, 2010	—	—	68,703	69	263,219	(16)	(89,730)	(213)	(958)	172,584

Exercise of stock options	—	—	3,118	3	12,724	—	—	—	—	12,727
Issuance of restricted stock	—	—	1,295	1	18,513	—	—	—	—	18,514
Treasury stock purchased, at cost	—	—	—	—	—	—	—	(201)	(2,180)	(2,180)
Excess tax benefit from stock options	—	—	—	—	(110)	—	—	—	—	(110)
Stock-based compensation	—	—	—	—	22,618	—	—	—	—	22,618
Foreign currency translation	—	—	—	—	—	(41)	—	—	—	(41)
Net loss	—	—	—	—	—	—	(1,231)	—	—	(1,231)

Balance as of December 31, 2011	—	$—	73,116	$73	$316,964	$(57)	$(90,961)	(414)	$(3,138)	$222,881

Exercise of stock options	—	—	2,389	4	12,061	—	—	—	—	12,065
Issuance of restricted stock	—	—	1,508	—	—	—	—	—	—	—
Treasury stock purchased, at cost	—	—	—	—	—	—	—	(772)	(3,185)	(3,185)
Stock-based compensation	—	—	—	—	18,178	—	—	—	—	18,178
Foreign currency translation	—	—	—	—	—	(51)	—	—	—	(51)
Net income	—	—	—	—	—	—	5,183	—	—	5,183

Balance as of December 31, 2012	—	$—	77,013	$77	$347,203	$(108)	$(85,778)	(1,186)	$(6,323)	$255,071

See accompanying notes.

RealPage, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$5,183	$(1,231)	$67
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,469	29,147	20,956
Deferred tax expense (benefit)	2,624	524	(85)
Stock-based compensation	18,178	22,618	7,340
Excess tax benefit from stock options	—	161	(161)
Loss on disposal of assets	390	398	57
Impairment of assets	178	—	33
Acquisition-related contingent consideration	(722)	(410)	8
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(7,681)	(11,101)	(2,068)
Customer deposits	50	12	(334)
Other current assets	3,775	342	(3,162)
Other assets	(359)	(930)	155
Accounts payable	(2,763)	4,224	699
Accrued compensation, taxes and benefits	2,505	(1,186)	404
Deferred revenue	3,977	7,810	1,319
Other current and long-term liabilities	608	(1,152)	2,462

Net cash provided by operating activities	58,412	49,226	27,690
Cash flows from investing activities:
Purchases of property, equipment and software	(18,774)	(16,147)	(12,178)
Acquisition of businesses, net of cash acquired	(10,627)	(89,749)	(70,917)
Intangible asset additions	(3,375)	(1,850)	—

Net cash used by investing activities	(32,776)	(107,746)	(83,095)

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discount and offering costs	—	(775)	155,946
Proceeds from notes payable	—	—	40,000
Payments on notes payable	—	(58,086)	(26,257)
Proceeds from revolving credit facility	—	50,312	—
Payments on revolving credit facility	(40,312)	(7,953)	—
Payments on capital lease obligations	(65)	(525)	(1,539)
Payments of deferred acquisition-related consideration	(11,557)	(1,482)	(1,024)
Preferred stock dividend	—	—	(666)
Issuance of common stock	12,065	12,674	2,403
Excess tax benefit from stock options	—	(161)	161
Purchase of treasury stock	(3,185)	(2,180)	(20)

Net cash (used) provided by financing activities	(43,054)	(8,176)	169,004

Net (decrease) increase in cash and cash equivalents	(17,418)	(66,696)	113,599
Effect of exchange rate on cash	(51)	(41)	(16)
Cash and cash equivalents:
Beginning of period	51,273	118,010	4,427

End of period	$33,804	$51,273	$118,010

Supplemental cash flow information:
Cash paid for interest	$1,584	$2,498	$5,268

Cash paid for income taxes, net of refunds	$510	$1,024	$193

Non-cash financing activities:
Accrued dividends and accretion of preferred stock	$—	$—	$3,030

Conversion of preferred stock to common shares	$—	$—	$73,761

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

Initial Public Offering and Follow-On Offering

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheets as of December 31, 2012 and 2011 and the accompanying consolidated statements of operations and cash flows for each of the three years ended December 31, 2012 represent our financial position, results of operations and cash flows as of and for the periods then ended. The consolidated financial statements include the accounts of RealPage, Inc. and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Segment and Geographic Information

Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.

Principally, all of our revenue for the years ended December 31, 2012, 2011 and 2010 was in North America.

Net long-lived assets held were $29.9 million and $26.4 million in North America, and $2.6 million and $1.6 million in our international subsidiaries at December 31, 2012 and 2011, respectively.

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

Accounting Reclassification

In the fourth quarter of 2012, we reclassified certain compensation expenses in our 2011 Consolidated Statement of Operations. The reclassification increased cost of revenue and decreased product development, sales and marketing and general and administrative expenses in 2011 only. These changes did not have an impact in our Consolidated Balance Sheet or Consolidated Statement of Cash Flows.

In 2012, we reclassified payments of deferred acquisition-related consideration from cash flows from investing activities to cash flows from financing activities in our Consolidated Statement of Cash Flows for the years ended 2011 and 2010 to conform with current period presentation. These changes did not have an impact on our Consolidated Balance Sheets or Consolidated Statements of Operations.

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

No single customer accounted for 3% or more of our revenue or accounts receivable for the years ended December 31, 2012, 2011 or 2010.

Fair Value of Financial Instruments

Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of our debt and other long-term liabilities approximates their fair value. The fair value of debt was based upon our management’s best estimate of interest rates that would be available for similar debt obligations as of December 31, 2012 and 2011 and was consistent with the interest rates we received in connection with the refinancing of our debt obligations in December 2012.

Fair Value Measurements

We measure certain financial assets and liabilities at fair value pursuant to a fair value hierarchy based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

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

Accounts Receivable

For several of our solutions, we invoice customers prior to the period in which service is provided. Accounts receivable represent trade receivables from customers when we have invoiced for software solutions and/or services and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer cancelling prior to the service being rendered. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends. As a result, a portion of our allowance is for services not yet rendered and, therefore, is classified as an offset to deferred revenue, which does not have an effect on the statement of operations. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. For certain transactions, we have met the requirements to recognize income in advance of physically invoicing the customer. In these instances, we record an asset for the amount that will be due from the customer upon invoicing.

Property, Equipment and Software

Property, equipment and software are recorded at cost less accumulated depreciation and amortization, which are computed using the straight-line method over the following estimated useful lives:

Leasehold improvements	1-10 years
Data processing and communications equipment	1-10 years
Furniture, fixtures and other equipment	1- 5 years
Software	1- 5 years

Software includes purchased software and internally developed software. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the assets. Gains and losses from asset disposals are classified as general and administrative expenses in our statement of operations.

Business Combinations

When we acquire businesses, we allocate the total consideration paid to the fair value of the tangible assets, liabilities, and identifiable intangible assets acquired. Any residual purchase consideration is recorded as goodwill. The allocation of the purchase price requires our management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, in particular with respect to identified intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of these estimates. We include the fair value of contingent consideration to be paid within the total consideration allocated to the fair value of the assets acquired and liabilities assumed. This requires us to make estimates regarding the fair value of the amounts to be paid. Additionally, we expense acquisition-related costs as incurred rather than including as a component of purchase price.

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

Goodwill and Other Intangible Assets with Indefinite Lives

We test goodwill and other intangible assets with indefinite lives for impairment separately on an annual basis in the fourth quarter of each year. Additionally, we will test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. The events and circumstances that we consider include significant under-performance relative to projected future operating results and significant changes in our overall business and/or product strategies. We evaluate impairment of goodwill by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step involves a comparison of the implied fair value and carrying amount of the goodwill of that reporting unit to determine the impairment charge, if any. We quantitatively evaluate other intangible assets with indefinite lives by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach model. For those intangible assets with indefinite lives that have been determined to be inseparable due to their interchangeable use, we have grouped into single units of accounting for purposes of testing for impairment. If the carrying amount of the other intangible assets with indefinite lives exceeds the fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. There was no impairment of goodwill or intangible assets with indefinite lives in 2012, 2011 or 2010.

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

We may recognize a tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. There are no identified tax benefits that were considered uncertain positions at December 31, 2012 and 2011.

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

At each stock option grant date, we utilize peer group data to calculate our expected volatility. Expected volatility is based on historical volatility rates of publicly traded peers combined with our historical volatility rates. Expected life is computed using the mid-point between the vesting period and contractual life of the options granted. The risk-free rate is based on the treasury yield rate with a maturity corresponding to the expected option life assumed at the grant date. Forfeiture rates are estimated using historical and expected future trends.

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

Capitalized Product Development Costs

We capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to external users, as well as software programs to be used solely to meet our internal needs. The costs incurred in the preliminary stages of development related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including costs of materials, services and payroll and payroll-related costs for employees, are capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. We capitalized $3.4 million and $2.3 million of product development costs during the years ended December 31, 2012 and 2011, respectively, and recognized amortization expense of $1.2 million, $1.8 million and $1.3 million during the years ended December 31, 2012, 2011 and 2010, respectively, included as a component of cost of revenue. Unamortized product development cost was $5.9 million and $3.7 million at December 31, 2012 and 2011, respectively. Our management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2012, 2011 or 2010.

Advertising Expenses

Advertising costs are expensed as incurred and totaled $10.2 million, $8.6 million and $7.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Accrued compensation, payroll taxes and benefits	$9,101	$6,330
Capital leases	—	65
Current portion of liabilities related to acquisitions	2,056	12,728
Other current liabilities	8,089	6,693

Total accrued expenses and other current liabilities	$19,246	$25,816

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Long-term liabilities related to acquisitions, less current portion	$786	$1,583
Other long-term liabilities	2,027	2,220

Total other long-term liabilities	$2,813	$3,803

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We adopted this accounting standard in the fourth quarter of 2011.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. This accounting standard provides new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. We adopted this accounting standard in the fourth quarter of 2011. This adoption does not have any impact on our financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations” effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. This accounting standard update clarifies that SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted ASU 2010-29 during the first quarter of 2011. These requirements changed our annual pro forma disclosures for acquisitions which had historically included the impact on all comparable periods. ASU 2010-29 also changed our annual and quarterly pro forma disclosures to include a description and the related amount of material adjustments made to pro forma results as seen in Note 3 herein.

3. Acquisitions

2012 Acquisitions

In January 2012, we acquired substantially all of the operating assets of Vigilan, Incorporated (“Vigilan”). A provider of assisted living software-as-a-service solutions, Vigilan products allow assisted living communities to monitor and schedule detailed care, manage labor costs, provide accurate billing and maintain regulatory compliance through its comprehensive compliance module. This asset acquisition allows us to integrate Vigilan with existing senior living software solutions to further expand the RealPage Senior Living product solutions. We acquired Vigilan for a purchase price of $5.0 million consisting of a cash payment of $4.0 million and two additional cash payments of up to $0.5 million each due 12 months and 24 months after the acquisition date. The $1.0 million withheld from the purchase consideration was subject to a downward adjustment if certain revenue targets (a level 3 input) were not met for the six months ended June 30, 2012. The liablity of the future cash payment was $1.0 million as of December 31, 2012 as the revenue targets were met. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. All direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

In July 2012, we acquired all of the issued and outstanding shares of Rent Mine Online, Inc. (“RMO”). The acquisition of RMO expands our resident referral capabilities into the multifamily residential rental housing market. We acquired RMO for a purchase price consisting of a cash payment of $5.5 million at closing, a deferred cash payment of up to $3.5 million and a contingent deferred earn out payment of up to 300,000 shares of our common stock, payable based on the achievement of certain revenue targets on or before December 31, 2014. In addition, the purchase agreement included a conversion option on the contingent common shares, in which the seller can elect to receive, in lieu of common shares, an amount per share equal to the lesser of the average market price or an established threshold, up to one half of the common shares earned. The $3.5 million withheld from the purchase price is subject to a downward adjustment if certain revenue targets (a level 3 input) are not met as of March 31, 2013. The initial fair value for the future cash payment and the common shares and conversion option were $0.2 million and $0.3 million, respectively. The fair value of the future cash payment was $0.1 million and the fair value of the common shares and the conversion option of $0.1 million as of December 31, 2012. These fair values were based on management’s estimate of the fair value of the cash, common shares and conversion option using a probability weighted discount model on the achievement of certain revenue targets. This acquisition was financed using cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions determined by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangible assets are not deductible for tax purposes. As of December 31, 2012, we recognized gains of $0.4 million due to changes in the estimated fair value of the cash acquisition-related contingent consideration.

We have allocated the purchase price for RMO and Vigilan as follows:

	RMO	Vigilan
	(in thousands)
Intangible assets:
Developed product technologies	$2,460	$1,430
Customer relationships	1,770	1,150
Goodwill	3,439	2,454
Net deferred taxes	(1,502)	—
Net other assets	(410)	(34)

Total purchase price, net of cash acquired	$5,757	$5,000

2011 Acquisitions

In May 2011, we acquired substantially all of the assets of Compliance Depot, LLC (“Compliance Depot”) for approximately $22.5 million which included a cash payment of $19.2 million at closing and three deferred payments of $1.1 million each payable six, twelve and eighteen months after the acquisition date. As of December 31, 2012, all deferred amounts have been paid. The acquisition of Compliance Depot expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry. This acquisition was financed from proceeds from our initial public offering and cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade names acquired have an indefinite useful life as we do not plan to cease using the trade names in the marketplace. All direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

In July 2011, we acquired Senior-Living.com, Inc., operating under the name SeniorLiving.net (“SLN”), pursuant to an Agreement and Plan of Merger. The acquisition of SLN expands our lead generation capabilities into the senior living rental housing market. The purchase price consisted of a cash payment of $4.0 million at closing, additional cash payments of $0.5 million, half of which is due on each of the first and second anniversaries of the acquisition date, an estimated cash payment payable (acquisition-related contingent consideration) and up to 400,000 shares of our common stock, in each case payable based on the achievement of certain revenue targets as defined in the purchase agreement. As of December 31, 2012, 214,833 shares have been issued and the first installment of payments have been made. This acquisition was financed from proceeds from cash flows from operations. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.3 million. In addition, we recorded the fair value of the common shares of $8.4 million. These fair values were based on management’s estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment has a maximum value of $0.5 million. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade names acquired have an indefinite useful life as we do not plan to cease using the trade names in the marketplace. All direct acquisition costs were approximately $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets (a level 3 input). This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of December 31, 2012, our liability for the estimated cash payment was $0.2 million and the estimated fair value of the common stock was $8.4 million. As of December 31, 2012, we recognized losses of $0.1 million due to changes in the estimated fair value of the cash acquisition-related contingent consideration.

In August 2011, we acquired Multifamily Technology Solutions, Inc. (“MTS”), which owns the Internet listing service for rental properties called MyNewPlace, pursuant to an Agreement and Plan of Merger. MTS continued as the surviving corporation of the Merger and a wholly owned subsidiary of RealPage. The acquisition of MTS adds an Internet listing service for rental properties and expands our syndication and organic lead generation capabilities. This acquisition was financed from proceeds from our initial public offering, cash flows from operations and issuance of restricted common stock. The purchase price consisted of a cash payment of $64.0 million, including amount placed in escrow, net of cash acquired, 294,770 shares of RealPage restricted common stock and the assumption of MTS stock options exercisable for 349,693 shares of RealPage common stock. In addition, the purchase agreement included a put option on the restricted common shares, in which, if the average market price of our common shares falls below an established threshold, we will pay the difference between the average market price and the established threshold in cash. We established a liability of $1.2 million for the put option which is based on its estimated fair value at the acquisition date. We also recorded the fair value of the restricted common shares and the assumed stock options of $6.3 million and $3.6 million, respectively. The fair value of the restricted common shares was based on management’s estimate of the fair value of restricted common shares using a probability weighted discounted cash flow model. The fair values of the assumed stock options and the put option was based on the Black-Scholes option pricing model using inputs consistent with those used in the valuation of our stock options. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade names acquired have an indefinite useful life as we do not plan to cease using the trade names in the marketplace. All direct acquisition costs were approximately $0.8 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the put option on the restricted common shares will continue to be re-evaluated and recorded at an estimated fair value based on the changes in market prices of our common stock (a level 2 input). We recognized gains of $0.3 million and $0.6 million during the twelve months ended December 31, 2012 and 2011 due to changes in the estimated fair value of the put option for restricted common shares. One of the minority shareholders of MTS is our customer. In connection with the distribution of the purchase price, we paid this customer for their proportionate share of the purchase price. This transaction was at arm’s length and is not related to the ongoing relationship with us.

The purchase agreement also included a portion of the cash and restricted common shares consideration to be placed into escrow. As such, we placed $14.0 million in cash and 65,873 restricted common shares into an escrow account on the date of acquisition. One half of the amounts were released from escrow twelve months after the acquisition date. The remaining amounts will be released eighteen months after the acquisition date.

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

2010 Acquisitions

In November 2010, we acquired certain of the assets of Level One, LLC and L1 Technology, LLC (collectively “Level One”), subsidiaries of IAS Holdings, LLC, for approximately $61.9 million, which included a cash payment of $53.9 million at closing and a deferred payment of up to approximately $8.0 million, payable in cash or the issuance of our common stock eighteen months after the acquisition date. The acquisition of Level One further expanded our ability to provide on demand leasing center services. To facilitate the acquisition, we borrowed $30.0 million on our delayed draw term loans and utilized $24.0 million of the net proceeds from our initial public offering. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade names acquired have an indefinite useful life as we do not plan to cease using the trade names in the marketplace. All direct acquisition costs were approximately $0.3 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. As of December 31, 2012, all deferred payments have been made.

In July 2010, we purchased 100% of the outstanding stock of eReal Estate Integration, Inc. (“eREI”) for approximately $8.6 million, net of cash acquired, which included a cash payment of $3.8 million and an estimated cash payment payable upon the achievement of certain revenue targets (acquisition-related contingent consideration) and the issuance of 499,999 restricted common shares, which vest as certain revenue targets are achieved as defined in the purchase agreement. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.8 million. In addition, we recorded the fair value of the restricted common shares of $3.3 million. These fair values were based on management’s estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment and the related restricted common shares have a maximum value of $1.8 million and $4.4 million, respectively. This acquisition was financed from proceeds from our revolving line of credit and cash flows from operations. The acquisition of eREI improved our lead management and lead syndication capabilities. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade names acquired have an indefinite useful life as we do not plan to cease using the trade names in the marketplace. All direct acquisition costs were approximately $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this transaction are not deductible for tax purposes. The liability established for the acquisition-related contingent consideration was re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets (a level 3 input). As of December 31, 2012, terms of the agreement expired and the liability for the estimated cash payment was zero. We recognized a gain of $0.1 million and loss of $0.1 million during the twelve months ended December 31, 2012 and 2011, respectively, due to changes in the estimated fair value of the cash acquisition-related contingent consideration.

In February 2010, we acquired the assets of Domin-8 Enterprise Solutions, Inc. (“Domin-8”). The acquisition of these assets improved our ability to serve our multi-family clients with mixed portfolios that include smaller, centrally-managed apartment communities. The aggregate purchase price at closing was $12.9 million, net of cash acquired, which was paid upon acquisition of the assets. We acquired deferred revenue as a contractual obligation, which was recorded at its assessed fair value of $4.5 million. The fair value of the deferred revenue was determined based on estimated costs to support acquired contracts plus a reasonable margin. The acquired intangibles were recorded at fair value based on assumptions made by us. The customer relationships have useful lives of approximately nine years and are amortized in proportion to the estimated cash flows derived from the relationship. Acquired developed product technologies have a useful life of three years and are amortized straight-line over the estimated useful life. We have determined that the trade name has an indefinite life, as we anticipate keeping the trade name for the foreseeable future given its recognition in the marketplace. Approximately $0.9 million of transaction costs related to this acquisition were expensed as incurred. We included the operating results of this acquisition in our consolidated results of operations from the effective date of the acquisition. This acquisition was financed from the proceeds from the amended credit agreement and cash flow from operations. This acquisition made immediately available product offerings that complemented our existing products. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

We allocated the purchase price for Level One, eREI and Domin-8 as follows:

	Level One	eREI	Domin-8
	(in thousands)
Intangible assets:
Developed product technologies	$692	$5,279	$3,678
Customer relationships	18,300	498	6,418
Trade names	3,740	844	1,278
Goodwill	36,897	4,664	4,896
Deferred revenue	(352)	—	(4,502)
Net deferred taxes	—	(2,648)	—
Net other assets	2,573	(14)	1,155

Total purchase price, net of cash acquired	$61,850	$8,623	$12,923

Pro Forma Results of Acquisitions

The following table presents unaudited pro forma results of operations for 2012 and 2011 as if the aforementioned acquisitions had occurred at the beginning of each period presented. The pro forma financial information as of December 31, 2012 and 2011, respectively, includes the business combination accounting effects resulting from these acquisitions including: interest expense of $0.0 million and $0.2 million; tax benefit of $0.2 million and $3.1 million; and $0.5 million and $3.2 million of amortization charges from acquired intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results.

	Year Ended December 31,
	2012 Pro Forma	2011 Pro Forma
	(unaudited)	(unaudited)
Revenue:
On demand	$307,610	$256,528
On premise	5,216	6,581
Professional and other	10,556	11,962

Total revenue	323,382	275,071
Net income (loss)	4,936	(6,995)
Net income (loss) per share:
Basic	$0.07	$(0.10)
Diluted	$0.07	$(0.10)

4. Property, Equipment and Software

Property, equipment and software consist of the following:

	December 31,
	2012	2011
	(in thousands)
Leasehold improvements	$11,859	$9,924
Data processing and communications equipment	43,562	38,926
Furniture, fixtures and other equipment	11,638	9,680
Software	38,710	31,266

	105,769	89,796
Less: Accumulated depreciation and amortization	(73,282)	(61,822)

Property, equipment and software, net	$32,487	$27,974

Depreciation and amortization expense for property, equipment and software was $14.2 million, $12.9 million and $11.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. This includes depreciation for assets purchased through capital leases.

5. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

(in thousands)
Balance at December 31, 2010	$73,885
Goodwill acquired	55,500
Other	(93)

Balance at December 31, 2011	129,292
Goodwill acquired	5,893
Other	(1,160)

Balance at December 31, 2012	$134,025

Other intangible assets consisted of the following at December 31, 2012 and 2011:

		December 31, 2012			December 31, 2011
	Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	3 years	$32,983	$(23,215)	$9,768	$25,963	$(14,847)	$11,116
Customer relationships	1-10 years	77,847	(24,151)	53,696	74,233	(14,949)	59,284
Vendor relationships	7 years	5,650	(4,052)	1,598	5,650	(3,316)	2,334

Total finite-lived intangible assets		116,480	(51,418)	65,062	105,846	(33,112)	72,734
Indefinite-lived intangible assets:
Trade names		39,578	—	39,578	39,574	—	39,574

Total intangible assets		$156,058	$(51,418)	$104,640	$145,420	$(33,112)	$112,308

There was no impairment of goodwill or trade names indicated during 2012 or 2011. In 2012 and 2011, we paid $0.4 million and $1.9 million to acquire domain names and other intangible assets. Amortization of finite-lived intangible assets was $18.3 million, $16.2 million and $9.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the following table sets forth the estimated amortization of intangible assets for the years ending December 31:

(in thousands)
2013	$14,271
2014	13,086
2015	9,592
2016	7,307
2017	6,135

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

In December 2011, we entered into an Amended and Restated Credit Agreement (“Restated Agreement”) to amend our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original credit facility into revolving loans. Revolving loans accrue interest at a per annum rate equal to, at our option, either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.00% to 0.25% in the case of prime rate loans, based upon our senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest as the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

In September 2012, we entered into an amendment to the Restated Agreement. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio. All other interest rates and maturity periods remain consistent with the Restated Agreement. Additionally, our capital expenditure limitations were expanded in the amendment.

As of December 31, 2012 and December 31, 2011, we had $10.0 million and $50.3 million outstanding under our revolving line of credit, which approximates its fair value. As of December 31, 2012, $140.0 million was available under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. We had unamortized debt issuance costs of $0.8 million and $1.3 million at December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, we were in compliance with our debt covenants.

As of December 31, 2012, principal payments are due in the five years ending December 31 as follows:

(in thousands)
Year ending December 31,
2013	$—
2014	—
2015	10,000
2016	—
2017	—

7. Share-based Compensation

Our Amended and Restated 1998 Stock Incentive Plan (“Stock Incentive Plan”) and 2010 Equity Incentive Plan provides for awards which may be granted in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance restricted stock. Our board of directors periodically approves increases to the number of shares of common stock reserved for issuance under our 2010 Equity Incentive Plan.

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

The following table summarizes stock option transactions under our 2010 Equity Plan, Stock Incentive Plan, MTS Plan and Board Plan:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance at December 31, 2009	7,928,729	$2.00 – 7.00	$4.33
Granted	2,460,600	7.50 – 27.18	10.68
Exercised	(778,746)	2.00 – 9.00	3.09
Forfeited/cancelled	(479,089)	2.00 – 27.18	6.21

Balance at December 31, 2010	9,131,494	$2.00 – 27.18	$6.05
Granted	1,477,250	19.73 – 29.50	24.09
Assumed MTS Plan	349,693	0.91 – 23.29	4.39
Exercised	(3,117,058)	0.91 – 27.18	4.07
Forfeited/cancelled	(547,969)	4.28 – 29.50	12.94
Expired	(1,379)	4.28 – 6.00	5.26

Balance, December 31, 2011	7,292,031	$0.91 – 29.50	$9.95
Granted	1,641,470	17.67 – 24.64	20.09
Exercised	(2,389,704)	0.91 – 27.18	5.05
Forfeited/cancelled	(684,154)	0.94 – 29.50	17.04
Expired	(1,030)	0.94 – 27.18	2.73

Balance, December 31, 2012	5,858,613	$0.91 – 29.50	$13.97

The weighted average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $9.78, $11.87 and $5.19, respectively. The aggregate intrinsic value of stock options exercised in the years ended December 31, 2012, 2011 and 2010 was $42.7 million, $68.6 million and $22.9 million, respectively. The aggregate intrinsic value of outstanding stock options was $49.9 million and $112.9 million as of December 31, 2012 and 2011, respectively. The aggregate intrinsic value of options exercisable was $29.9 million and $68.3 million as of December 31, 2012 and 2011, respectively.

The following table summarizes outstanding stock options that are vested and expected to vest, non-vested and stock options that are currently exercisable.

	December 31, 2012			December 31, 2011
	Fully Vested and Expected to Vest	Non-Vested	Exercisable	Fully Vested and Expected to Vest	Non-Vested	Exercisable
Number of shares outstanding	5,821,461	3,491,204	2,367,409	7,274,630	3,809,498	3,481,970
Weighted average remaining contractual life	7.47	8.40	6.17	7.20	8.52	5.82
Weighted average price per share	$13.93	$16.98	$9.52	$9.94	$13.82	$5.71

As of December 31, 2012 and 2011, the total future compensation cost related to non-vested stock options to be recognized in the consolidated statement of operations was $28.0 million and $24.3 million, respectively, with a weighted average period over which these awards are expected to be recognized of 2.7 years and 2.8 years, respectively.

The total number of stock options that vested during the year ended December 31, 2012 and 2011 was 1,349,016 and 1,416,375, respectively. The fair value of these options was $29.1 million and $35.8 million, respectively.

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

Expected volatility. Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We arrived at a volatility rate after considering our expected and historical volatility rates and the volatility rates of publicly traded peers.

Restricted Stock Awards

Restricted stock is an award that entitles the holder to receive shares of our common stock as the award vests. The fair value of each restricted stock award is based on the closing common stock price on the date of grant. Our time-based restricted stock awards generally vest ratably over four years following the date of grant. Compensation expense for time-based restricted stock awards is recognized over the vesting period on a straight-line basis. We have also granted certain employees performance-based restricted stock awards. These shares vest dependent upon attainment of various levels of performance that equal or exceed targeted levels and generally vest in their entirety two years from the date of grant. Compensation expense for performance-based restricted stock awards is recognized based on the probability of achievement of the performance condition. As of December 31, 2012, there was $26.4 million and $0.7 million of unrecognized compensation cost related to time-based restricted stock awards and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.8 years and 1.3 years, respectively.

A summary of time-based restricted share awards’ activity is presented in the table below.

	Number of Shares	Weighted Average Price
Balance at December 31, 2009	100,000	$5.04
Granted	274,132	19.21
Vested	(51,332)	5.10
Forfeited/cancelled	(1,100)	27.18

Balance at December 31, 2010	321,700	$20.54

Granted	1,063,085	23.92
Vested	(197,990)	21.48
Forfeited/cancelled	(187,837)	21.60

Balance at December 31, 2011	998,958	$24.54
Granted	1,022,609	19.93
Vested	(426,675)	23.08
Forfeited/cancelled	(233,945)	23.34

Balance at December 31, 2012	1,360,947	$21.58

A summary of performance-based restricted share awards’ activity is presented in the table below.

	Number of Shares	Weighted Average Price
Balance at December 31, 2009	161,173	$5.04
Granted	564,000	27.18
Vested	—	—
Forfeited/cancelled	(3,146)	5.04

Balance at December 31, 2010	722,027	$22.33
Granted	20,646	25.77
Vested	(209,086)	19.97
Forfeited/cancelled	—	—

Balance at December 31, 2011	533,587	$23.39
Granted	270,000	22.93
Vested	(132,791)	12.87
Forfeited/cancelled	(395,539)	27.26

Balance at December 31, 2012	275,257	$22.46

The aggregate intrinsic value of time-based and performance-based restricted stock awards was $29.4 million and $5.9 million as of December 31, 2012, respectively.

Stock Purchase Warrants

We issued a five-year warrant to purchase 12,500 shares of common stock at $2.00 per share in connection with amendments to our prior credit facility. In March 2010, the warrant to purchase 12,500 shares was automatically net exercised for 8,790 shares of common stock.

8. Commitments and Contingencies

Lease Commitments

We lease office space and equipment under capital and operating leases that expire at various times through 2016. We recognize lease expense for these leases on a straight-line basis over the lease terms.

The assets under capital lease are as follows:

	December 31,
	2012	2011
	(in thousands)
Data processing and communications equipment	$—	$5,655
Software	—	5,903

	—	11,558
Less: Accumulated depreciation and amortization	—	(11,298)

Assets under capital lease, net	$—	$260

Aggregate annual rental commitments at December 31, 2012, under operating leases with initial or remaining non-cancelable lease terms greater than one year are as follows:

Operating Leases
(in thousands)
2013	$7,463
2014	6,734
2015	6,690
2016	4,518
2017	395

Total minimum lease payments	$25,800

Rent expense was $8.4 million, $7.4 million and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Guarantor Arrangements

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2012 or 2011.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of December 31, 2012 or 2011.

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

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. (the “Yardi Lawsuit”). We answered and filed against Yardi on July 1, 2012. The Company and Yardi entered into a settlement agreement (the “Settlement Agreement”) resolving all outstanding litigation between the parties. The Settlement Agreement also includes a license of certain Yardi intellectual property to the Company and a license of certain of our intellectual property to Yardi.

The Settlement Agreement is a multiple element arrangement for accounting purposes. The Company identified each element of the arrangement and determined when those elements should be recognized. The Company allocated the consideration to each element using the estimated fair value of the elements. The Company considered several factors in determining the accounting fair value of the elements of the Settlement Agreement. The inputs and assumptions used in this valuation were from a market participant perspective and included projected revenue, estimated discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors. Changes in any number of these assumptions may have had a substantial impact on the fair value as assigned to each element. These inputs and assumptions represent management’s best estimates at the time of the transaction. Based on the estimated fair value, we have recognized the following: $3.0 million for the license from Yardi, which was capitalized as an intangible asset upon execution of the Settlement Agreement and amortized as a cost of revenue over its estimated useful life, beginning in July 2012; $1.0 million for the license sold to Yardi, which will be recognized as revenue over the estimated useful life of the technology, beginning in July 2012; and $8.5 million inclusive of the settlement and other related legal costs, which were expensed in the second quarter of 2012.

In connection with the Yardi Lawsuit, the Company made claims for reimbursement against each of its primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed the Company up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in the Company’s obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. The Company disputes these assertions by these carriers and intends to vigorously protect its coverage. Accordingly, on August 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to the Company’s counsel in connection with the Yardi Lawsuit. On September 5, 2012, Ace filed a motion to dismiss the Ace Lawsuit and on September 6, 2012, defendant Axis filed a motion to dismiss the Ace Lawsuit. On September 24, 2012, the Company filed our opposition to the motions to dismiss and separately filed our motion for partial summary judgment on the basis that each of Ace’s and Axis’ notice of rescission was untimely under applicable statutory law. The Court has taken the motions under advisement, and has stayed all discovery deadlines in the action until they are decided. Trial in the Ace Lawsuit is currently set for November 4, 2013. We intend to continue to pursue coverage and other appropriate relief in connection with these insurance policies. We believe that it is remote that we will have a material loss in connection with these reimbursement demands.

In addition, in connection with the Yardi Lawsuit, the Company has an excess errors and omissions liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. The Company made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed an Original Complaint for Declaratory Relief against the Company in the United States District Court for the Northern District of Texas, Fort Worth Division, seeking a declaration that Homeland’s policy excludes coverage for amounts incurred in connection with the Yardi Lawsuit. On August 29, 2012, the Company responded to Homeland’s complaint and filed counterclaims. Homeland responded to the Company’s counterclaims on September 20, 2012. On January 15, 2013, the Company filed our motion for partial summary judgment on our counterclaim for declaratory relief that Homeland is obligated under the policy at issue to reimburse the Company for our unpaid costs of defense in connection with the Yardi Lawsuit, subject to the limits of the policy. Homeland has filed a motion with the Court to stay its obligation to respond to that motion until it can take discovery with respect to whether it has grounds to rescind the policy. We have opposed that motion, as none of the proposed discovery relates to the policy interpretation issues that are the subject of our motion for summary judgment. We intend to continue to vigorously pursue coverage and other appropriate relief in connection with this insurance policy. We have not recorded any amounts as recoverable in relation to the Homeland insurance policy as of the date of this filing.

We are involved in other litigation matters not listed above but we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related thereto unfold.

9. Funds Held for Others

In connection with our payment processing services, we collect tenant funds and subsequently remit these tenant funds to our customers after varying holding periods. These funds are settled through our Originating Depository Financial Institution (“ODFI”) custodial account at a major bank. The ODFI custodial account balances were $34.4 million and $18.1 million at December 31, 2012 and 2011, respectively. The ODFI custodial account balances are included in our consolidated balance sheets as restricted cash. The corresponding liability for these custodial balances is reflected as customer deposits. In connection with the timing of our payment processing services, we are exposed to credit risk in the event of nonperformance by other parties, such as returned checks. We utilize credit analysis and other controls to manage the credit risk exposure. We have not experienced any credit losses to date. Any expected losses are included in our accounts receivable allowances on our consolidated balance sheet.

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

In connection with our resident insurance products, we collect premiums from policy holders and subsequently remit the premium, net of our commission, to the underwriter. We maintain separate accounts for these transactions. We had $0.8 million and $0.9 million in restricted cash for the periods ended December 31, 2012 and 2011, respectively, and $0.7 million and $0.8 million in customer deposits related to these insurance products for periods ended December 31, 2012 and 2011, respectively.

10. Net Income (Loss) Per Share

For the year ended December 31, 2010, net income per share was presented in conformity with the two-class method required for participating securities. Holders of Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred were each entitled to receive 8% per annum cumulative dividends, payable prior and in preference to any dividends on any other shares of our capital stock. In the event a dividend was paid on common stock, holders of Series A Preferred, Series A1 Preferred, Series B Preferred, Series C Preferred and non-vested restricted stock were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis). Holders of Series A Preferred, Series A1 Preferred, Series B Preferred, Series C Preferred and non-vested restricted stock did not share in our losses.

Under the two-class method, basic net income per share attributable to common stockholders was computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income attributable to common stockholders was determined by allocating undistributed earnings, calculated as net income less current period Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred cumulative dividends, between the holders of common stock and Series A Preferred, Series A1 Preferred, Series B Preferred and Series C Preferred. Diluted net income per share attributable to common stockholders was computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options using the treasury stock method.

For the years ended December 31, 2012 and 2011, basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share was computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 3,180,852 shares and 2,683,398 shares were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the years ended December 31, 2011 and 2010, respectively.

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$5,183	$(1,231)	$67
8% cumulative dividends on participating preferred stock	—	—	(2,944)

Net income (loss) attributable to common stockholders — basic and diluted	$5,183	$(1,231)	$(2,877)
Denominator:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	71,838	68,480	39,737
Diluted:
Weighted average common shares used in computing basic net income (loss) per share	71,838	68,480	39,737
Add weighted average effect of dilutive securities:
Stock options and restricted stock	2,164	—	—

Weighted average common shares used in computing diluted net income (loss) per share	74,002	68,480	39,737
Net income (loss) per common share:
Basic	$0.07	$(0.02)	$(0.07)
Diluted	$0.07	$(0.02)	$(0.07)

11. Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Domestic	$9,151	$(926)	$119
Foreign	251	(515)	667

Total	$9,402	$(1,441)	$786

Our provision (benefit) for income taxes consisted of the following components:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	—	—	—
State	$1,568	$225	$384
Foreign	27	70	405

Total current taxes	1,595	295	789
Deferred:
Federal	3,192	299	263
State	(574)	(626)	(15)
Foreign	6	(178)	(318)

Total deferred taxes	2,624	(505)	(70)

Total income tax provision (benefit)	$4,219	$(210)	$719

The reconciliation of our income tax expense (benefit) computed at the U.S. federal statutory tax rate to the actual income tax expense (benefit) is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Expense derived by applying the Federal income tax rate to income (loss) before taxes	$3,291	$(504)	$275
State income tax, net of federal benefit	445	146	202
Foreign income tax	(55)	215	(78)
Change in valuation allowance	—	(660)	2,343
Benefits of assets not previously recognized	—	(97)	(2,343)
Nondeductible expenses	361	674	337
Stock-based compensation	171	137	—
Tax credits	—	53	(87)
Changes in tax rates	—	(138)	33
Other	6	(36)	37

	$4,219	$(210)	$719

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Stock-based compensation	$7,401	$6,945
Reserves and accrued liabilities	7,215	6,579
Net operating loss carryforwards	23,139	31,604

Total gross deferred tax assets	37,755	45,128
Deferred tax asset valuation allowance	(9,216)	(9,229)

Deferred tax assets	28,539	35,899
Deferred tax liabilities:
Property, equipment, and software	(3,820)	(5,448)
Other	(1,711)	(1,664)
Intangible assets	(23,020)	(25,976)

Total deferred tax liabilities	(28,551)	(33,088)

Net deferred tax assets/(liabilities)	$(12)	$2,811

Our management periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. The determination of the level of valuation allowance at December 31, 2012 is based on an estimated forecast of future taxable income which includes many judgments and assumptions. Accordingly, it is at least reasonably possible that future changes in one or more assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

The acquisition of the stock of RMO resulted in an additional net deferred tax liability of $1.5 million. This net liability includes a deferred tax liability of $1.5 million related to intangibles that are not amortizable for tax purposes, a deferred tax asset of $0.1 million related to net operating loss carryforwards and other miscellaneous deferred tax liabilities of less than $0.1 million.

Our largest deferred tax assets are our federal and state net operating loss carryforwards of $176.4 million and $6.4 million respectively. The federal net operating losses will begin to expire in 2020 and the state net operating losses will begin to expire in 2013. Of the total net operating loss carryforwards, approximately $116.5 million is attributable to deductions originating from the exercise of non-qualified employee stock options, the benefit of which will be credited to paid-in capital when realized.

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

A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may limit utilization of the federal net operating loss carryforwards. Based on available information, the Company believes it is not currently subject to the Section 382 limitation; however certain net operating losses generated by subsidiaries prior to their acquisition by the Company are subject to the Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2019.

Our current state tax liability of $1.6 million is comprised of current tax liabilities in jurisdictions where tax is considered an income tax for financial reporting purposes but is assessed on adjusted gross revenue rather than adjusted net income and where we have current year taxable income for financial reporting purposes that cannot be offset by net operating loss carryforwards until those carryforwards reduce our cash tax liability.

Our subsidiary in Hyderabad, India benefited from a tax holiday granted under the Software Technology Parks of India program. This holiday began upon commencement of business operations in 2008 and expired on March 31, 2011. During this holiday period we were required to pay a minimum alternative tax which was available to reduce our post-holiday tax liability.

Our subsidiary in Manila, Philippines currently benefits from an income tax holiday incentives in the Philippines pursuant to the registrations with the Philippine Economic Zone Authority, or PEZA. Under such PEZA registrations, the income tax holiday of our PEZA-registered project in the Philippines expires in 2015.

No provision has been made for U.S federal and state income taxes on the undistributed earnings of approximately $0.7 million relating to the our foreign subsidiaries as such earnings are expected to be reinvested and are considered permanent in duration. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings in the subsidiaries.

Uncertain Tax Positions

At December 31, 2012 and 2011, we had no unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense, and as of December 31, 2012 and 2011, there were no accrued interest and penalties.

We file consolidated and separate tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and two foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2009 and are no longer subject to state and local income tax examinations by tax authorities for years before 2008. However, net operating losses from all years continue to be subject to examinations and adjustments for at least three years following the year in which the attributes are used. We are not currently under audit for federal, state or any foreign jurisdictions.

12. Employee Benefit Plans

In 1998, our board of directors approved a defined contribution plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code. Our 401(k) Plan (“Plan”) covers substantially all employees who meet a minimum service requirement. Under the Plan, we can elect to make voluntary contributions. Contributions of $0.9 million, $0.7 million and $0.5 million were made by us for the years ended December 31, 2012, 2011 and 2010, respectively.

13. Related Party

Beginning in 2012, Scott S. Ingraham began serving on our board of directors. He is an investor in Zuma Capital Greenville LLC (“ZCG”), which is a minority member of the parent entity of the entities from which we acquired certain assets relating to the LevelOne business in November 2010. Pursuant to the LevelOne acquisition agreement, we held back a portion of the purchase price for a period of time in order to ensure payment for any claims that arose post-acquisition, which amount, net of claims and adjustments, was paid in May 2012. ZCG’s interest in this pay-out, based on its ownership percentage of such parent entity, was $0.5 million and Mr. Ingraham’s interest in this pay-out was approximately $0.2 million. Mr. Ingraham also serves on the Board of Trust Managers of Camden Property Trust, one of our larger customers.

14. Selected Quarterly Financial Data (unaudited)

	Three Months Ended,
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands)
Revenue:
On demand	$81,771	$78,973	$74,938	$70,718	$66,695	$62,765	$57,039	$52,937
On premise	1,313	1,226	1,261	1,416	1,536	1,772	1,628	1,645
Professional and other	2,640	3,040	2,593	2,283	2,910	3,118	2,968	2,966

Total revenue	85,724	83,239	78,792	74,417	71,141	67,655	61,635	57,548
Gross profit (a)	52,520	50,342	46,944	43,804	42,217	39,448	35,513	32,646
Net income (loss)	3,722	2,113	(2,372)	1,720	241	(1,106)	282	(648)
Net income (loss) per share:
Basic and Diluted	0.05	0.03	(0.03)	0.02	0.00	(0.02)	0.00	(0.01)

a)	In the fourth quarter of 2012, we reclassified certain compensation expenses in our quarterly 2011 Consolidated Statement of Operations. The reclassification increased cost of revenue and decreased product development, sales and marketing and general and administrative expenses in 2011 only.

15. Subsequent Event

In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL is a leading performance-based marketing company that provides senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We plan to integrate SFL with our existing senior living software solutions. We acquired SFL for a purchase price of $2.7 million which consisted of a cash payment of $2.3 million and additional cash payments of $0.2 million each due 6 months and 12 months after the acquisition date. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing due to the pending completion of the valuation of intangible assets.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm

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

Under supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our evaluation using criteria set by COSO, management concluded internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which is stated in their report included in Part II Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements

(1) The financial statements filed as part of this Annual Report on Form 10-K are listed on the index to financial statements.

(2) Any financial statement schedules required to be filed as part of this Annual Report on Form 10-K are set forth in section (c) below.

(b) Exhibits

See Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference.

(c) Financial Statement Schedules

The following schedule is filed as part of this Annual Report on Form 10-K:

All other schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

REALPAGE, INC.

December 31, 2012

(in thousands)

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deduction(1)	Balance at End of Year
Year ended December 31:
2010	$2,222	1,944	(2,796)	1,370
2011	$1,370	1,677	(2,068)	979
2012	$979	1,794	(1,686)	1,087

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carrollton, State of Texas, on this 27th day of February 2013.

REALPAGE, INC.

By:	/s/ Stephen T. Winn
Stephen T. Winn
Chairman of the Board, Chief Executive Officer
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen T. Winn Stephen T. Winn	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2013

/s/ Timothy J. Barker Timothy J. Barker	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2013

/s/ Alfred R. Berkeley Alfred R. Berkeley	Director	February 27, 2013

/s/ Peter Gyenes Peter Gyenes	Director	February 27, 2013

/s/ Jeffrey T. Leeds Jeffrey T. Leeds	Director	February 27, 2013

/s/ Jason A. Wright Jason A. Wright	Director	February 27, 2013

/s/ Scott S. Ingraham Scott S. Ingraham	Director	February 27, 2013

/s/ Charles F. Kane Charles F. Kane	Director	February 27, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Agreement and Plan of Merger among the Registrant, Multifamily Technology Solutions, Inc., RP Newco IV, Inc. and Shareholder Representative Services LLC as Representative, dated August 22, 2011	8-K	08/23/2011	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	07/26/2010	3.2

3.2	Amended and Restated Bylaws of the Registrant	S-1	07/26/2010	3.4

4.1	Form of Common Stock certificate of the Registrant	S-1	07/26/2010	4.1

4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	04/29/2010	4.2

4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	04/29/2010	4.3

4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated July 29, 2012	S-3	09/13/2012	4.4

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers	S-1	04/29/2010	10.1

10.2	Amended and Restated 1998 Stock Incentive Plan+	S-1	04/29/2010	10.2

10.3	Amended and Restated 1998 Stock Incentive Plan (June 2010) +	S-1	06/07/2010	10.2G

10.4	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	04/29/2010	10.2A, 10.2B, 10.2C, 10.2D

10.5	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	06/07/2010	10.2E, 10.2F, 10.2H

10.6	Form of Director’s Nonqualified Stock Option Agreement+	S-1	04/29/2010	10.3

10.7	Form of Notice of Grant of Restricted Shares (Outside Directors) +	S-1	06/07/2010	10.49

10.8	2010 Equity Incentive Plan+	S-1	07/26/2010	10.4

10.9	Amendment No. 1 to 2010 Equity Incentive Plan+	8-K	02/24/2011	10.3

10.10	Forms of Stock Option Award Agreements and Restricted Stock Award Agreements approved for use under the 2010 Equity Incentive Plan+	S-8	08/17/2010	4.6, 4.7, 4.8, 4.9

10.11	Stand-Alone Stock Option Agreement between the Registrant and Peter Gyenes, dated February 25, 2010+	S-1	04/29/2010	10.7

10.12	Non-Qualified Stock Option Agreement (Second Series) under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated October 27, 2005+	S-1	04/29/2010	10.8

10.13	Non-Qualified Stock Option Agreement (Second Series) under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated February 26, 2009+	S-1	04/29/2010	10.9

10.14	Notice of Stock Option Grant under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated February 25, 2010+	S-1	04/29/2010	10.10

10.15	Notice of Stock Option Grant under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Margot Lebenberg, dated May 12, 2010+	S-1	06/07/2010	10.52

10.16	Form of 2010 Management Incentive Plan (as revised May 2010) +	S-1	06/07/2010	10.6A

10.17	Form of 2011 Management Incentive Plan+	8-K	02/24/2011	10.2

10.18	Form of 2012 Management Incentive Plan+	8-K	02/27/2012	10.1

10.19	Employment Agreement between the Registrant and Stephen T. Winn, dated December 30, 2003+	S-1	04/29/2010	10.11

10.20	Employment Agreement between the Registrant and Timothy J. Barker, dated October 31, 2005+	S-1	04/29/2010	10.12

10.21	Amendment to Employment Agreement between the Registrant and Timothy J. Barker, dated January 1, 2010+	S-1	04/29/2010	10.13

10.22	Employment Agreement between the Registrant and Ashley Chaffin Glover, dated March 3, 2005+	S-1	04/29/2010	10.16

10.23	Employment Agreement between Multifamily Internet Ventures, LLC and Dirk D. Wakeham, dated April 12, 2007 and amended April 12, 2007+	S-1	04/29/2010	10.17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.24	Employment Agreement between the Registrant and Jason Lindwall, dated January 8, 2008+	S-1	06/07/2010	10.50

10.25	Employment Agreement between the Registrant and Margot Lebenberg, dated May 12, 2010+	S-1	06/07/2010	10.51

10.26	Employment Release Agreement between the Registrant and William Van Valkenberg, dated June 8, 2010+	S-1	07/02/2010	10.53

10.27	Employment Agreement between the Registrant and Kurt Twining, dated July 5, 2011	10-Q	11/08/2011	10.2

10.28	Employment Agreement 409A Addendum between the Registrant and Stephen T. Winn, dated November 5, 2010+	10-Q	11/05/2010	10.5

10.29	Employment Agreement 409A Addendum between the Registrant and Timothy J. Barker, dated November 5, 2010+	10-Q	11/05/2010	10.6

10.30	Employment Agreement 409A Addendum between the Registrant and Ashley Chaffin Glover, dated November 5, 2010+	10-Q	11/05/2010	10.7

10.31	Employment Agreement 409A Addendum between the Registrant and Dirk Wakeham, dated November 5, 2010+	10-Q	11/05/2010	10.8

10.32	Employment Agreement 409A Addendum between the Registrant and Margot Lebenberg, dated November 5, 2010+	10-Q	11/05/2010	10.9

10.33	Employment Agreement 409A Addendum between the Registrant and Jason Lindwall, dated November 5, 2010+	10-Q	11/05/2010	10.10

10.34	Amended and Restated Employment Agreement between the Registrant and Janine Steiner Jovanovic, dated August 1, 2012+	S-3	09/13/2012	99.1

10.35	Amended and Restated Employment Agreement between the Registrant and William P. Chaney, dated August 1, 2012+	S-3	09/13/2012	99.2

10.36	Employment Agreement between the Registrant and Alex Chang, dated September 7, 2012+	S-3	09/13/2012	99.3

10.37	Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated July 23, 1999	S-1	04/29/2010	10.39

10.38	First Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated November 29, 1999	S-1	04/29/2010	10.40

10.39	Second Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated January 30, 2006	S-1	04/29/2010	10.41

10.40	Third Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated August 28, 2006	S-1	04/29/2010	10.42

10.41	Fourth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated November 2007	S-1	04/29/2010	10.43

10.42	Fifth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated February 4, 2009	S-1	04/29/2010	10.44

10.43	Sixth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated March 30, 2009	S-1	04/29/2010	10.45

10.44	Lease Agreement between the Registrant and Savoy IBP 8, Ltd., dated August 28, 2006	S-1	04/29/2010	10.46
10.45	First Amendment to Lease Agreement among the Registrant, ARI-International Business Park, LLC, ARI—IBP 1, LLC, ARI—IBP 2, LLC, ARI—IBP 3, LLC, ARI—IBP 4, LLC, ARI—IBP 5, LLC, ARI—IBP 6, LLC, ARI—IBP 7, LLC, ARI—IBP 8, LLC, ARI—IBP 9, LLC, ARI—IBP 11, LLC and ARI—IBP 12, LLC, dated December 28, 2009	S-1	04/29/2010	10.47

10.46	Master Services Agreement between the Registrant and DataBank Holdings Ltd., dated May 31, 2007†	S-1	07/02/2010	10.48

10.47	Amended and Restated Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC, Comerica Bank and the other lenders party thereto, dated December 22, 2011	8-K	12/27/2011	10.1

10.48	First Amendment to Security Agreement among the Registrant and Wells Fargo Capital Finance, LLC and the other grantors party thereto, dated December 22, 2011	10-K	02/24/2012	10.65

10.49	First Amendment to Amended and Restated Credit Agreement by and among the Registrant, Wells Fargo Capital Finance, LLC and the lenders party thereto, dated September 12, 2012	S-3	09/13/2012	99.4

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X

101.INS	Instance††				X

101.SCH	Taxonomy Extension Schema††				X

101.CAL	Taxonomy Extension Calculation††				X

101.LAB	Taxonomy Extension Labels††				X

101.PRE	Taxonomy Extension Presentation††				X

101.DEF	Taxonomy Extension Definition††				X

+	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith
†	Confidential treatment was granted by the Securities and Exchange Commission for portions of this exhibit. These portions have been omitted from the report and submitted separately to the Securities and Exchange Commission.
††	In accordance with Rule 406T of Regulation S-T, the information in this exhibits is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.