Form 10-Q
period 2013-03-31
REALPAGE INC
filed 2013-05-07
CIK 1286225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2013
Common Stock, $0.001 par value	76,598,462

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

REALPAGE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,761	$33,804
Restricted cash	28,936	35,202
Accounts receivable, less allowance for doubtful accounts of $1,146 and $1,087 at March 31, 2013 and December 31, 2012, respectively	54,652	51,937
Deferred tax asset, net	197	—
Other current assets	9,633	6,541

Total current assets	116,179	127,484
Property, equipment, and software, net	40,845	32,487
Goodwill	141,693	134,025
Identified intangible assets, net	103,129	104,640
Deferred tax asset, net	846	—
Other assets	3,731	3,561

Total assets	$406,423	$402,197

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,697	$9,805
Accrued expenses and other current liabilities	22,774	19,246
Current portion of deferred revenue	58,992	60,633
Deferred tax liability, net	—	2
Customer deposits held in restricted accounts	29,103	35,171

Total current liabilities	123,566	124,857
Deferred revenue	10,121	9,446
Deferred tax liability, net	—	10
Revolving credit facility	—	10,000
Other long-term liabilities	5,927	2,813

Total liabilities	139,614	147,126
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 77,918,997 and 77,012,925 shares issued and 76,606,090 and 75,826,615 shares outstanding at March 31, 2013 and December 31, 2012, respectively	78	77
Additional paid-in capital	358,877	347,203
Treasury stock, at cost: 1,312,907 and 1,186,310 shares at March 31, 2013 and December 31, 2012, respectively	(7,256)	(6,323)
Accumulated deficit	(84,760)	(85,778)
Accumulated other comprehensive loss	(130)	(108)

Total stockholders’ equity	266,809	255,071

Total liabilities and stockholders’ equity	$406,423	$402,197

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
On demand	$85,322	$70,718
On premise	950	1,416
Professional and other	2,709	2,283

Total revenue	88,981	74,417
Cost of revenue(1)	35,364	30,613

Gross profit	53,617	43,804
Operating expense:
Product development(1)	12,038	11,313
Sales and marketing(1)	22,902	16,806
General and administrative(1)	16,507	12,303

Total operating expense	51,447	40,422

Operating income	2,170	3,382
Interest expense and other income, net	(89)	(636)

Income before income taxes	2,081	2,746

Income tax expense	1,063	1,026

Net income	$1,018	$1,720

Net income per share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Weighted average shares used in computing net income per share
Basic	74,011	70,590
Diluted	75,454	73,170
(1) Includes stock-based compensation expense as follows:

Cost of revenue	$750	$689
Product development	1,131	1,062
Sales and marketing	3,201	737
General and administrative	2,163	1,500

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$1,018	$1,720
Other comprehensive loss – foreign currency translation adjustment	(22)	(4)

Comprehensive income	$996	$1,716

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance as of December 31, 2012	77,013	$77	$347,203	$(108)	$(85,778)	(1,186)	$(6,323)	$255,071
Foreign currency translation	—	—	—	(22)	—	—	—	(22)
Net income	—	—	—	—	1,018	—	—	1,018
Exercise of stock options	222	—	1,523	—	—	—	—	1,523
Treasury stock purchase, at cost	—	—	—	—	—	(127)	(933)	(933)
Issuance of restricted stock	611	1	—	—	—	—	—	1
Issuance of common stock	73	—	2,906	—	—	—	—	2,906
Stock-based compensation	—	—	7,245	—	—	—	—	7,245

Balance as of March 31, 2013	77,919	$78	$358,877	$(130)	$(84,760)	(1,313)	$(7,256)	$266,809

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,018	$1,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,798	7,878
Deferred tax expense	685	578
Stock-based compensation	7,245	3,988
Loss on disposal of assets	3	178
Acquisition-related contingent consideration	2,638	430
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(2,235)	1,302
Customer deposits	198	2
Other current assets	(1,129)	(713)
Other assets	(138)	(1,248)
Accounts payable	2,820	(890)
Accrued compensation, taxes and benefits	(700)	(593)
Deferred revenue	(1,270)	(1,398)
Other current and long-term liabilities	272	(332)

Net cash provided by operating activities	17,205	10,902
Cash flows from investing activities:
Purchases of property, equipment and software	(7,724)	(3,560)
Acquisition of businesses, net of cash acquired	(10,050)	(4,303)
Intangible asset additions	(600)	(75)

Net cash used in investing activities	(18,374)	(7,938)

Cash flows from financing activities:
Payments on revolving credit facility	(10,000)	(5,312)
Payments on capital lease obligations	(136)	(61)
Payments of deferred acquisition-related consideration	(307)	—
Issuance of common stock	1,524	1,761
Purchase of treasury stock	(933)	(1,046)

Net cash used in financing activities	(9,852)	(4,658)

Net decrease in cash and cash equivalents	(11,021)	(1,694)
Effect of exchange rate on cash	(22)	(4)
Cash and cash equivalents:
Beginning of period	33,804	51,273

End of period	$22,761	$49,575

Supplemental cash flow information:
Cash paid for interest	$195	$526

Cash paid for income taxes, net of refunds	$70	$17

Fixed assets acquired under capital lease	$1,976	$—

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

It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 27, 2013 (“Form 10K”).

Segment and Geographic Information

Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.

Principally, all of our revenue for the three months ended March 31, 2013 and 2012 was in North America.

Net long-lived assets held were $38.4 million and $29.9 million in North America and $2.4 million and $2.6 million in our international subsidiaries at March 31, 2013 and December 31, 2012, respectively.

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

From time to time, we sell on demand software solutions with professional services. In such cases, as each element has stand-alone value, we allocate arrangement consideration based on our ESP of the on demand software solution and VSOE of the selling price of the professional services.

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

No single customer accounted for 4% or more of our revenue or accounts receivable for the three months ended March 31, 2013 or 2012.

Recently Issued Accounting Standards

Based on our evaluation of recently issued accounting standards, there were no standards issued during the first quarter of 2013 that would materially impact our financial position, results of operations or related disclosures.

3.     Acquisitions

2013 Acquisitions

In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL is a leading performance-based marketing company that provides senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We plan to integrate SFL with our existing senior living software solutions. We acquired SFL for a preliminary purchase price of $2.7 million which consisted of a cash payment of $2.3 million and additional cash payments of $0.2 million each due 6 months and 12 months after the acquisition date. The purchase price is preliminary due to finalizing the valuation of the intangibles. We expect to finalize this during the second quarter. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of five years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

In March 2013, we acquired certain assets from Yield Technologies, Inc., including RentSentinel and RentSocial (together, “RentSentinel”). The RentSentinel software-as-a-service platform is a fully featured apartment marketing management solution for the multi-family industry. RentSocial is a social renting site apartment search service that simplifies and socializes the process of finding an apartment. We plan to integrate RentSentinel with our existing LeaseStar product family. We acquired RentSentinel for a preliminary purchase price of $10.5 million which consisted of a cash payment of $7.6 million, an issuance of 72,500 shares of our common stock and two traunches of 36,250 shares of our common stock which are issuable 12 months and 24 months after the acquisition date, respectively. This acquisition was financed from proceeds from cash flows from operations and our common stock. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing pending completion of the valuation of intangible assets. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition.

We have allocated the purchase price for SFL (preliminary) as follows:

SFL
(in thousands)
Intangible assets:
Developed product technologies	$1,406
Customer relationships	161
Goodwill	1,035
Net other assets	88

Total purchase price	$2,690

2012 Acquisitions

In January 2012, we acquired substantially all of the operating assets of Vigilan, Incorporated (“Vigilan”). A provider of assisted living software-as-a-service solutions, Vigilan products allow assisted living communities to monitor and schedule detailed care, manage labor costs, provide accurate billing and maintain regulatory compliance through its comprehensive compliance module. This asset acquisition allowed us to integrate Vigilan with existing senior living software solutions to further expand the RealPage Senior Living product solutions. We acquired Vigilan for a purchase price of $5.0 million consisting of a cash payment of $4.0 million and two additional cash payments of up to $0.5 million each due 12 months and 24 months after the acquisition date. The $1.0 million withheld from the purchase consideration was subject to a downward adjustment if certain revenue targets (a level 3 input) were not met for the six months ended June 30, 2012. As of March 31, 2013, the first additional cash payment was made. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. All direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

In July 2012, we acquired all of the issued and outstanding shares of Rent Mine Online, Inc. (“RMO”). The acquisition of RMO expanded our resident referral capabilities into the multifamily residential rental housing market. We acquired RMO for a purchase price consisting of a cash payment of $5.5 million at closing, a deferred cash payment of up to $3.5 million and a contingent deferred earn out payment of up to 300,000 shares of our common stock, payable based on the achievement of certain revenue targets on or before December 31, 2014. In addition, the purchase agreement included a conversion option on the contingent common shares, in which the seller can elect to receive, in lieu of common shares, an amount per share equal to the lesser of the average market price or an established threshold, up to one half of the common shares earned. The $3.5 million withheld from the purchase price was subject to a downward adjustment if certain revenue targets (a level 3 input) were not met as of March 31, 2013. The initial fair value for the future cash payment and the common shares and conversion option were $0.2 million and $0.3 million, respectively. The fair value of the future cash payment was $1.8 million and the fair value of the common shares and conversion option was $1.1 million as of March 31, 2013. These fair values were based on management’s estimate of the fair value of the cash, common shares and conversion option using a probability weighted discount model on the achievement of certain revenue targets. This acquisition was financed using cash flows from operations and our common stock. Acquired intangibles were recorded at fair value based on assumptions determined by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangible assets are not deductible for tax purposes. As of March 31, 2013, we recognized losses of $1.7 million and $1.0 million due to changes in the estimated fair values of the contingent cash and common shares and the conversion option, respectively.

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

In July 2011, we acquired Senior-Living.com, Inc., operating under the name SeniorLiving.net (“SLN”). The purchase price included an estimated cash payment payable (acquisition-related contingent consideration). At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.3 million. The fair value was based on management’s estimate of the fair value of the cash using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment has a maximum value of $0.5 million. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets (a level 3 input). This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of March 31, 2013, our liability for the estimated cash payment was $0.2 million. As of March 31, 2013 and 2012, we recognized a gain of less than $0.1 million and a loss of $0.1 million due to changes in the estimated fair value of the cash acquisition-related contingent consideration.

In August 2011, we acquired Multifamily Technology Solutions, Inc. (“MTS”), which owns the Internet listing service for rental properties called MyNewPlace. The purchase agreement included a put option on the RealPage restricted common shares, in which, if the average market price of our common shares falls below an established threshold, we will pay the difference between the average market price and the established threshold in cash. We established a liability of $1.2 million for the put option which is based on its estimated fair value at the acquisition date. The fair values of the put option was based on the Black-Scholes option pricing model using inputs consistent with those used in the valuation of our stock options. The liability established for the put option on the restricted common shares will continue to be re-evaluated and recorded at an estimated fair value based on the changes in market prices of our common stock (a level 2 input). We recognized a gain of $0.1 million and a loss of $0.3 million as of March 31, 2013 and 2012 due to changes in the estimated fair value of the put option for restricted common shares.

Pro Forma Results of Acquisitions

The following table presents unaudited pro forma results of operations for the three months ended March 31, 2013 and 2012 as if the aforementioned acquisitions had occurred at the beginning of each period presented. The pro forma financial information for the three months ended March 31, 2013 and 2012, respectively, includes the business combination accounting effects resulting from these acquisitions including: interest expense of $0.1 million and $0.1 million; tax benefit of $0.4 million and $0.2 million; and $0.1 million and $0.2 million of amortization charges from acquired intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results:

	Three Months Ended March 31,
	2013	2012
	(Pro Forma)	(Pro Forma)
	(in thousands)
Revenue:
On demand	$86,194	$72,822
On premise	950	1,416
Professional and other	2,709	2,283

Total revenue	89,853	76,521

Net income	380	1,399
Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

4.    Property, Equipment and Software

Property, equipment and software consist of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Leasehold improvements	$13,667	$11,859
Data processing and communications equipment	46,193	43,562
Furniture, fixtures, and other equipment	12,176	11,638
Software	45,037	38,710

	117,073	105,769
Less: Accumulated depreciation and amortization	(76,228)	(73,282)

Property, equipment and software, net	$40,845	$32,487

Depreciation and amortization expense for property, equipment and software was $4.1 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively. This includes depreciation for assets purchased through capital leases.

5.    Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2013 is as follows:

(in thousands)
Balance at December 31, 2012	$134,025
Goodwill acquired	7,628
Other	40

Balance at March 31, 2013	$141,693

Other intangible assets consisted of the following at March 31, 2013 and December 31, 2012:

		March 31, 2013			December 31, 2012
	Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets
Developed technologies	3 years	$34,507	$(24,807)	$9,700	$32,983	$(23,215)	$9,768
Customer relationships	1-10 years	78,553	(26,127)	52,426	77,847	(24,151)	53,696
Vendor relationships	7 years	5,650	(4,222)	1,428	5,650	(4,052)	1,598

Total finite-lived intangible assets		118,710	(55,156)	63,554	116,480	(51,418)	65,062
Indefinite-lived intangible assets
Tradenames		39,575	—	39,575	39,578	—	39,578

Total intangible assets		$158,285	$(55,156)	$103,129	$156,058	$(51,418)	$104,640

Amortization of finite-lived intangible assets was $3.7 million and $4.5 million for the three months ended March 31, 2013 and 2012, respectively. In the first quarter of 2013, we paid $0.7 million to acquire domain names and other intangible assets.

6.    Debt

In December 2011, we entered into an Amended and Restated Credit Agreement (“Restated Agreement”) to amend our existing credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original credit facility into revolving loans. Revolving loans accrue interest at a per annum rate equal to, at the Company’s option, either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.00% to 0.25% in the case of prime rate loans, based upon the Company’s senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest as the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

In September 2012, we entered into an amendment to the Restated Agreement. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio. All other interest rates and maturity periods remain consistent with the Restated Agreement. Additionally, our capital expenditure limitations were expanded in the amendment.

As of March 31, 2013 and December 31, 2012, we had $0 and $10.0 million borrowed under our revolving line of credit, respectively. As of March 31, 2013, $150.0 million was available under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. We have unamortized debt issuance costs of $0.6 million and $0.8 million at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, we were in compliance with our debt covenants.

7.    Share-based Compensation

In February 2013, we granted 774,231 options with an exercise price of $21.60 which vest over four years with 75% vesting over 15 quarters and the remaining 25% vesting on the 16th quarter. We also granted 387,118 shares of restricted stock at $21.60 which vest quarterly over four years and 154,337 shares at $21.60 that vest quarterly over one year. In addition, 70,000 shares of performance restricted stock were granted at $21.60 to certain employees which vest as product specific revenue targets are achieved. All stock options and restricted stock were granted under the 2010 Equity Plan.

8.    Commitments and Contingencies

Lease Commitments

In the first quarter of 2013, we entered into a capital lease agreement for software that expires in 2016. We recognize lease expense on a straight-line basis over the lease term.

The assets under capital lease are as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Software	$1,977	$—
Less: Accumulated depreciation and amortization	(142)	—

Assets under capital lease, net	$1,835	$—

Aggregate annual rental commitments at March 31, 2013 under capital lease are as follows:

(in thousands)
2013	$441
2014	587
2015	587
2016	294

Total minimum lease payments	$1,909

Less amount representing average interest at 2.2%	(69)

1,840
Less current portion	(552)

Long-term portion	$1,288

Guarantor Arrangements

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of March 31, 2013 or December 31, 2012.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of March 31, 2013 or December 31, 2012.

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

We review the status of each matter and record a provision for a liability when we consider both that it is probable that a liability has been incurred and that the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses beyond those already accrued, may be incurred. If there is a reasonable possibility that a material loss (or additional material loss in excess of any existing accrual) may be incurred, we disclose an estimate of the amount of loss or range of losses, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate of loss cannot be made. An unfavorable outcome in any legal matter, if material, could have an adverse effect on our operations, financial position, liquidity and results of operations.

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

In addition, in connection with the Yardi Lawsuit, the Company has an excess errors and omissions liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. The Company made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed an Original Complaint for Declaratory Relief against the Company in the United States District Court for the Northern District of Texas, Fort Worth Division (the “Homeland Lawsuit”). We answered and filed counterclaims against Homeland. On April 12, 2013, the Company and Homeland entered into a Settlement Agreement resolving all outstanding litigation that had arisen between the parties. On April 16, 2013, the court granted the parties’ joint motion to dismiss and dismissed all claims in the Homeland Lawsuit with prejudice.

We are involved in other litigation matters not listed above but we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related thereto unfold.

9.    Net Income Per Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net income	$1,018	$1,720
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	74,011	70,590
Diluted:
Weighted average common shares used in computing basic net income per share	74,011	70,590
Add weighted average effect of dilutive securities:
Stock options and restricted stock	1,443	2,580

Weighted average common shares used in computing diluted net income per share	75,454	73,170
Net income per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

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

Our effective income tax rate was 51.1% and 37.4% for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate fluctuated from the statutory rate predominantly due to the impact of permanent differences, including stock compensation and the non-deductibility of contingent consideration, in relation to our results of operations before income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal year 2012. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event or otherwise.

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

Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of March 31, 2013, over 8,700 customers used one or more of our on demand software solutions to help manage the operations of approximately 8.5 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2012 by the National Multi Housing Council, based on number of units managed.

We sell our solutions through our direct sales organization. Our total revenues were approximately $89.0 million and $74.4 million for the three months ended March 31, 2013 and 2012, respectively. In the same periods, we had operating income of approximately $2.2 million and $3.4 million, respectively, and net income of approximately $1.0 million and $1.7 million, respectively.

Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 23 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base.

New Product Family

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

In March 2013, we acquired certain assets from Yield Technologies, Inc., including RentSentinel and RentSocial (together, “RentSentinel”). The RentSentinel software-as-a-service platform is a fully featured apartment marketing management solution for the multi-family industry. RentSocial is a social renting site apartment search service that simplifies and socializes the process of finding an apartment. We plan to integrate RentSentinel with our existing LeaseStar product family. We acquired RentSentinel for a purchase price of $10.5 million which consisted of a cash payment of $7.6 million, issuance of 72,500 shares of our common stock and two traunches of 36,250 shares of our common stock which are issuable 12 months and 24 months after the acquisition date, respectively.

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

•	Revenue recognition;

•	Fair value measurements;

•	Accounts receivable;

•	Business combinations;

•	Goodwill and other intangible assets with indefinite lives;

•	Impairment of long-lived assets;Intangible assets;

•	Stock-based compensation;

•	Income taxes; and

•	Capitalized product development costs.

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

The following provides a reconciliation of non-GAAP on demand revenue to on demand revenue, our most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2013	2012
On demand revenue	$85,322	$70,718
Acquisition-related deferred revenue adjustment	2	81

Non-GAAP on demand revenue	$85,324	$70,799

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

Adjusted EBITDA. We define this metric as net income (loss) plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense acquisition-related expense, acquisition-related deferred revenue adjustments, certain litigation-related expenses and stock registration costs. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For a reconciliation of Adjusted EBITDA to net income, refer to the table below. Our Adjusted EBITDA grew from approximately $16.4 million for the three months ended March 31, 2012 to approximately $20.7 million for the three months ended March 31, 2013, as a result of our efforts to expand market share and increase revenue.

Results of Operations

The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Condensed Consolidated Statements of Operations Data

	Three Months Ended March 31,
	2013	2012
	(in thousands, unaudited)
Revenue:
On demand	$85,322	$70,718
On premise	950	1,416
Professional and other	2,709	2,283

Total revenue	88,981	74,417
Cost of revenue(1)	35,364	30,613

Gross profit	53,617	43,804
Operating expense:
Product development(1)	12,038	11,313
Sales and marketing(1)	22,902	16,806
General and administrative(1)	16,507	12,303

Total operating expense	51,447	40,422

Operating income	2,170	3,382
Interest expense and other income, net	(89)	(636)

Income before income taxes	2,081	2,746

Income tax expense	1,063	1,026

Net income	$1,018	$1,720

Net income per share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Weighted average shares used in computing net income per share
Basic	74,011	70,590
Diluted	75,454	73,170

(1)	Includes stock-based compensation expense as follows:

Cost of revenue	$750	$689
Product development	1,131	1,062
Sales and marketing	3,201	737
General and administrative	2,163	1,500

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2013	2012
	(as a percentage of total revenue)
Revenue:
On demand	95.9%	95.0%
On premise	1.1	1.9
Professional and other	3.0	3.1

Total revenue	100.0	100.0
Cost of revenue	39.7	41.1

Gross profit	60.3	58.9
Operating expense:
Product development	13.5	15.2
Sales and marketing	25.7	22.6
General and administrative	18.7	16.5

Total operating expenses	57.9	54.3

Operating income	2.4	4.6
Interest expense and other income, net	(0.1)	(0.9)

Net income before taxes	2.3	3.7
Income tax expense	1.2	1.4

Net income	1.1	2.3

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Revenue

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$85,322	$70,718	$14,604	20.7%
On premise	950	1,416	(466)	(32.9)
Professional and other	2,709	2,283	426	18.7

Total revenue	$88,981	$74,417	$14,564	19.6

On demand unit metrics:
Ending on demand units	8,545	7,431	1,114	15.0
Average on demand units	8,329	7,366	963	13.1
Non-GAAP on demand revenue	$85,324	$70,799	$14,525	20.5
Non-GAAP on demand revenue per average on demand unit	$40.98	$38.45	$2.53	6.6

On demand revenue. Our on demand revenue increased for the three months ended March 31, 2013 as compared to same period in 2012, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our strategic acquisitions.

On premise revenue. On premise revenue decreased for the three months ended March 31, 2013 as compared to the same period in 2012. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.

Professional and other revenue. Professional and other services revenue increased for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to a increase in revenue from consulting services.

On demand unit metrics. As of March 31, 2013, one or more of our on demand solutions was utilized in the management of 8.5 million rental property units. The increase from March 2012 in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales, marketing efforts to existing customers and our 2012 and 2013 acquisitions which contributed 4.0% to total ending on demand units.

For the three months ended March 31, 2013, annualized non-GAAP on demand revenue per average on demand unit increased compared to the three months ended March 31, 2012, primarily due to improved penetration of our on demand solutions into our customer base.

Cost of Revenue

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenue	$31,554	$26,610	$4,944	18.6%
Depreciation and amortization	3,810	4,003	(193)	(4.8)

Total cost of revenue	$35,364	$30,613	$4,751	15.5

Cost of revenue. Total cost of revenue increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to: a $0.9 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $4.0 million increase in personnel expense; a $0.3 million increase in property and equipment depreciation expense resulting from expanding our infrastructure to support revenue delivery activities; and a $0.1 million increase in stock-based compensation related to our professional services and datacenter operations personnel, offset by a $0.5 million decrease in non-cash amortization of acquired technology.

Operating Expenses

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(in thousands)
Product development	$11,284	$10,733	$551	5.1%
Depreciation and amortization	754	580	174	30.0

Total product development expense	$12,038	$11,313	$725	6.4

Product development. Total product development expense increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to: a $0.2 million increase in depreciation expense; a $0.3 million increase in facilities expense; a $0.1 million increase in information technology; and a $0.1 million increase in stock-based compensation.

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(in thousands)
Sales and marketing	$20,437	$14,122	$6,315	44.7%
Depreciation and amortization	2,465	2,684	(219)	(8.2)

Total sales and marketing expense	$22,902	$16,806	$6,096	36.3

Sales and marketing. Total sales and marketing expense increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to: an increase of $2.5 million in stock-based compensation attributable to prior period forfeitures of certain performance-based restricted awards that were expected to vest; an increase in sales force headcount from 167 at March 31, 2012 to 213 at March 31, 2013 contributed to an increase of $3.0 million in personnel expense, of which $0.3 million is attributable to our 2012 and 2013 acquisitions; an increase of $0.5 million in information technology; a $0.1 million increase in marketing program expense; a $0.2 million increase in other sales and marketing expense; and a $0.1 million increase in travel related expenses; offset by a $0.3 million decrease in non-cash amortization of acquired technology.

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(in thousands)
General and administrative	$15,738	$11,692	$4,046	34.6%
Depreciation and amortization	769	611	158	25.9

Total general and administrative expense	$16,507	$12,303	$4,204	34.2

General and administrative. Total general and administrative expense increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to: a $1.3 million increase in personnel expense; a $0.2 million increase in depreciation expense; a $0.2 million increase in property and sales tax; a $0.3 million increase in information technology; a $0.7 million increase in stock-based compensation related to general and administrative personnel; and a $2.2 million increase in the fair value adjustment of acquisition-related liabilities. These increases were offset by a decrease of $0.2 million in the loss on asset disposals; a $0.2 million decrease in legal fees; and a $0.3 million decrease in other general and administrative expenses.

Interest Expense and Other Income, Net

The decrease in interest expense and other income, net for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to a $0.3 million decrease in interest expense as a result of paying down our debt balance. This decrease was offset by an increase in other income related to a prior year acquisition.

Provision for Taxes

We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. Our effective income tax rate was 51.1% and 37.4% for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate fluctuated from the statutory rate predominantly due to the impact of permanent differences, including stock compensation and the non-deductibility of contingent consideration, in relation to our results of operations before income taxes. We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable items.

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net income plus depreciation and asset impairment, amortization of intangible assets, interest expense, net, income tax expense (benefit), stock-based compensation expense, acquisition-related expense, acquisition-related deferred adjustment, certain litigation-related expenses and stock-registration costs. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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

The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income	$1,018	$1,720
Acquisition-related deferred revenue adjustment	2	81
Depreciation, asset impairment and loss on sale of asset	3,688	3,227
Amortization of intangible assets	4,113	4,829
Interest expense, net	357	638
Income tax expense	1,063	1,026
Litigation-related expense	406	360
Stock-based compensation expense	7,245	3,988
Acquisition-related expense	2,774	553

Adjusted EBITDA	$20,666	$16,422

Liquidity and Capital Resources

Our primary sources of liquidity as of March 31, 2013 consisted of $22.8 million of cash and cash equivalents, $150.0 million available under our revolving line of credit and $28.8 million of current assets less current liabilities (excluding $22.8 of cash and cash equivalents and $59.0 million of deferred revenue).

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures, acquisitions and to service our debt obligations. We expect that working capital requirements, capital expenditures and acquisitions will continue to be our principal needs for liquidity over the near term. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2014. We expect to fund these obligations from cash provided by operating activities or, in some cases, the issuance of shares of our common stock at our election.

We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents) and our cash flow from operations, will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies, in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. As of December 31, 2012, we have federal and state net operating loss carryforwards of $176.4 million and $6.4 million, respectively. These carryforwards may be available to offset potential payments of future federal and state income tax liabilities and, if unused, expire at various dates through 2031 for both federal and state income tax purposes.

The following table sets forth cash flow data for the periods indicated therein:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$17,205	$10,902
Net cash used in investing activities	(18,374)	(7,938)
Net cash used in financing activities	(9,852)	(4,658)

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Net Cash Provided by Operating Activities

In the three months ended March 31, 2013, we generated $17.2 million of net cash from operating activities, representing an increase compared to 2012. Our net cash from operating activities consisted of net income of $1.0 million, fair value purchase accounting adjustment of $2.6 million, working capital usage of $2.2 million and net non-cash charges of $15.0 million. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense which increased $3.2 million or 26.8%, compared to the same period in 2012. The $2.2 million use of operating cash flow resulting from the changes in working capital was primarily due to changes in accounts receivable, other current assets and general timing differences in deferred revenue.

Net Cash Used in Investing Activities

In the three months ended March 31, 2013, our investing activities consisted of acquisition-related payments of $10.1 million related to the SFL and RentSentinel acquisitions, $0.6 million intangible asset purchase and $7.7 million of capital expenditures. Capital expenditures in the three months ended March 31, 2013 were primarily due to investments in technology infrastructure to support our growth initiatives.

Net Cash Used in Financing Activities

Our financing activities used $9.9 million in the three months ended March 31, 2013, representing an increase compared to the same period of 2012. Cash used in financing activities as of March 31, 2013 was primarily due to payments of $10.0 million on our revolving line of credit, capital lease payments of $0.1 million, payments of $0.3 million for acquisition-related consideration offset by net proceeds of $0.6 million from stock issuances under our stock based compensation plans.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. There have been no other material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K.

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

We had cash and cash equivalents of $22.8 million and $33.8 million at March 31, 2013 and December 31, 2012, respectively.

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

We had no outstanding debt at March 31, 2013 and $10.0 million at December 31, 2012. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate.

Item 4.	Controls and Procedures

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

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, in connection with the Yardi Lawsuit, the Company has an excess errors and omissions liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. The Company made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed an Original Complaint for Declaratory Relief against the Company in the United States District Court for the Northern District of Texas, Fort Worth Division (the “Homeland Lawsuit”). We answered and filed counterclaims against Homeland. On April 12, 2013, the Company and Homeland entered into a Settlement Agreement resolving all outstanding litigation that had arisen between the parties. On April 16, 2013, the court granted the parties’ joint motion to dismiss and dismissed all claims in the Homeland Lawsuit with prejudice.

On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that we are infringing three related patents—U.S. patent nos. 6,385,541; 6,496,776; and 7,072,665—because of our distribution of our mobile app. The Complaint seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office (“USPTO”) granted a petition for re-examination of the three patents-in-suit and, in December 2010, issued office actions rejecting all claims of the patents as being invalid. Smarter Agent submitted arguments to attempt to overcome the rejections, but the USPTO maintained rejections of all claims in the patents, and has issued an action closing the prosecution (“ACP”) for all three patents. In January 2013, Smarter Agent filed its Appeal Brief—appealing the USPTO’s rejection of all claims for the ‘776 Patent—and we filed our Cross-Appeal Brief. The parties have subsequently filed additional appellate briefs relating to the ‘776 Patent. Previously, in March 2011, the U.S. District Court for the District of Delaware stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously.

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

The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 922 as of December 31, 2008 to 3,217 as of March 31, 2013. We increased our number of on demand customers from 2,669 as of December 31, 2008 to over 8,700 as of March 31, 2013. We increased the number of on demand product centers that we offer from 29 as of December 31, 2008 to 51 as of March 31, 2013. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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

Historically, our on demand units managed by our customers have renewed at a rate of 95.3% based on an average of the last two years ending March 31, 2013.

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

We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of Vigilan, Inc. in January 2012, RentMineOnline, Inc. in July 2012, Seniors for Living, Inc. in February 2013 and RentSentinel and RentSocial in March 2013. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

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

Our competitors vary depending on our product and service. In the market for accounting software we compete with Yardi, MRI Software LLC, Property Solutions International, Inc. (“Property Solutions”), AMSI Property Management (owned by Infor Global Solutions, Inc.), Intacct Corp, NetSuite Inc., Intuit Inc, Oracle Corporation, PeopleSoft and JD Edwards (each owned by Oracle Corporation), SAP AG, Microsoft Corporation, AppFolio Inc. and various smaller providers of accounting software. High costs are typically associated with switching an organization’s accounting software. In the market for property management software, we face competitive pressure from Yardi and its Voyager products, AMSI Property Management (owned by Infor Global Solutions, Inc.), Boston Post (acquired by MRI Software LLC), Jenark (owned by CoreLogic), Entrata (a division of Property Solutions) and MRI Software LLC. In the single-family market, our accounting and property management systems primarily compete with Yardi, AppFolio Inc., Intuit Inc., DIY Real Estate Solutions (acquired by Yardi), Buildium, LLC, Rent Manager (owned by London Computer Systems, Inc.) and Property Boss Solutions, LLC.

In the market for vertically-integrated cloud computing for multi-family real estate owners and property managers, our only substantial competition is from Yardi. We also compete with cloud computing service providers such as Amazon.com Inc., Rackspace, Hosting Inc., International Business Machines Corp. and many others.

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

In the insurance market, our principal competitors are Assurant, Inc., Bader Company, CoreLogic, Inc., Property Solutions, Yardi and a number of national insurance underwriters (including GEICO Corporation, The Allstate Corporation, State Farm Fire and Casualty Company, Farmers Insurance Exchange, Nationwide Mutual Insurance Company and United Services Automobile Association) that market renters insurance. There are many smaller screening and insurance providers in the risk mitigation area that we encounter less frequently, but they nevertheless present a competitive presence in the market.

In the customer relationship management (“CRM”) market, we compete with providers of contact center and call tracking services, including LeaseHawk LLC, Yardi, Property Solutions International, Inc., and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including LeaseHawk LLC, Lead Tracking Solutions (acquired by Yardi) and Who’s Calling, Inc. In addition, we compete with content syndication providers VaultWare (owned by MRI Software LLC) and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions, G5 Search Marketing, Inc., Spherexx.com, Active Building LLC and Yardi. Certain Internet listing services also offer websites for their customers, usually as a free value add to their listing service.

In the marketing and web portal services market, we compete with G5 Search Marketing, Inc., Spherexx LLC, ReachLocal, Inc., Property Solutions, Yodle, Inc., Yardi and many local or regional advertising agencies.

In the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of Primedia Inc.), Rent.com (owned by Primedia, Inc.), Apartments.com (a division of Classified Ventures, LLC), Apartment Finder (a division of Network Communications, Inc.), Move, Inc., Property Solutions, Trulia, Inc., Rent Café, (a division of Yardi), Zillow and many other companies in regional areas.

In the Senior Living market, we compete against A Place for Mom, Inc., Care.com, Inc., Caring, Inc., Eldermark, Care Patrol Franchise Systems, LLC, Yardi, Aging with Grace, LLC, SeniorHousingNet.com (owned by Move, Inc.), G5 Search Marketing Inc., SeniorHomes.com (owned by Moseo, Corp.), The Right Click LLC, ALMSA Corporation and many other regionally focused companies.

In the utility billing and energy management market, we compete at a national level with American Utility Management, Inc., Conservice, LLC, Yardi (following its acquisitions of ista North America and Energy Billing Systems, Inc.), Property Solutions, NWP Services Corporation and Minol USA, L.P. Many other smaller utility billing companies compete for smaller rental properties or in regional areas.

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

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. (the “Yardi Lawsuit”). We answered and filed counterclaims against Yardi, and on July 1, 2012, RealPage and Yardi entered into a comprehensive settlement of all outstanding litigation between them, and the lawsuit was dismissed. As part of the settlement, Yardi and RealPage granted each other perpetual licenses and rights to substantially expanded interfaces so that clients can experience a more full-featured integration between RealPage and Yardi applications. The parties also established ongoing testing environments to facilitate efficient operation of the interfaces. In addition, Yardi granted RealPage a license to certain patents. Under the settlement, RealPage will continue providing hosting services for Yardi software for current clients for five more years. RealPage also agreed to stop offering hosting services for Yardi software to new customers and to stop providing support or implementation services for Yardi software. While we believe that this settlement comprehensively addressed the matters underlying our dispute with Yardi, if Yardi and other competitors do not cooperate with us, alter their applications in ways that inhibit or restrict the integration of our solutions or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications and we are not able to find alternative ways to integrate our solutions with our competitors’ applications, our business would be harmed.

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

Our success depends, in part, on our ability to process high volumes of customer data and enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain offices in Hyderabad, India and Manila, Philippines where we employ development and data processing personnel. We believe that performing these activities in Hyderabad and Manila increases the efficiency and decreases the costs of our development and data processing efforts. However, managing and staffing international operations requires management’s attention and financial resources. The level of cost savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Additionally, if we experience difficulties as a result of political, social, economic or environmental instability, change in applicable law, limitations of local infrastructure, or problems with our workforce or facilities at our or third parties’ international operations, our business could be harmed due to delays in product release schedules or data processing services.

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

If any of these risks related to our electronic payment processing business were to materialize, our business or financial results could be negatively affected. Although we attempt to structure and adapt our payment processing operations to comply with these complex and evolving laws and regulations, our efforts may not guarantee compliance. In the event that we are found to be in violation of these legal requirements, we may be subject to monetary fines, cease and desist orders, mandatory product changes, or other penalties that could have an adverse effect on our results of operations. Additionally, with respect to the processing of EFTs, we are exposed to financial risk. EFTs between a resident and our customer may be returned for various reasons such as insufficient funds or stop payment orders. These returns are charged back to the customer by us. However, if we or our sponsoring clearing banks are unable to collect such amounts from the customer’s account or if the customer refuses or is unable to reimburse us for the chargeback, we bear the risk of loss for the amount of the transfer. While we have not experienced material losses resulting from chargebacks in the past, there can be no assurance that we will not experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our customers may adversely affect our financial condition and results of operations.

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

In December 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Comerica Bank and the other lenders party thereto (“Restated Agreement”) to amend and restate our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original agreement into revolving loans. As of March 31, 2013, we had no debt outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. In September 2012, we entered into an amendment to the Restated Agreement. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio and all other terms of the Restated Agreement remain unchanged. Our interest expense for the credit facility was approximately $0.2 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

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

On March 26, 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that we are infringing three related patents—U.S. patent nos. 6,385,541; 6,496,776; and 7,072,665—because of our distribution of our mobile app. The Complaint seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office (“USPTO”) granted a petition for re-examination of the three patents-in-suit and, in December 2010, issued office actions rejecting all claims of the patents as being invalid. Smarter Agent submitted arguments to attempt to overcome the rejections, but the USPTO maintained rejections of all claims in the patents, and has issued an action closing the prosecution (“ACP”) for all three patents. In January 2013, Smarter Agent filed its Appeal Brief—appealing the USPTO’s rejection of all claims for the ‘776 Patent—and we filed our Cross-Appeal Brief. The parties have subsequently filed additional appellate briefs relating to the ‘776 Patent. Previously, in March 2011, the U.S. District Court for the District of Delaware stayed the litigation pending the completion of the re-examination proceedings and any related appeals. Because this lawsuit is at an early stage, it is not possible to predict its outcome. We intend to defend this case and pursue our counterclaims vigorously.

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

In addition, in connection with the Yardi Lawsuit, the Company has an excess errors and omissions liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. The Company made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed an Original Complaint for Declaratory Relief against the Company in the United States District Court for the Northern District of Texas, Fort Worth Division (the “Homeland Lawsuit”). We answered and filed counterclaims against Homeland. On April 12, 2013, the Company and Homeland entered into a Settlement Agreement resolving all outstanding litigation that had arisen between the parties. On April 16, 2013, the court granted the parties’ joint motion to dismiss and dismissed all claims in the Homeland Lawsuit with prejudice.

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

Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 40.2% of our common stock as of March 31, 2013. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 34.9% of our common stock as of March 31, 2013. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

As of March 31, 2013, we had 76,606,090 shares of common stock outstanding. Of these shares, 73,375,616 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.

As of March 31, 2013, holders of 29,326,568 shares, or approximately 38.3%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.

In addition, we have registered approximately 22,134,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,445,751 shares were eligible for sale upon the exercise of vested options as of March 31, 2013.

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

In connection with our March 2013 acquisition of certain assets from Yield Technologies, Inc., the purchase price partially consisted of 72,500 shares of our common stock and two tranches of 36,250 shares of our common stock issuable 12 months and 24 months after the acquisition date. The sale and issuance of these shares of our common stock was exempt from registration under Rule 4(2) promulgated under the Securities Act.

Item 6.	Exhibits

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2013

RealPage, Inc.

By	/s/ Timothy J. Barker
Timothy J. Barker
Chief Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	07/26/2010	3.2

3.2	Amended and Restated Bylaws of the Registrant	S-1	07/26/2010	3.4

4.1	Form of Common Stock certificate of the Registrant	S-1	07/26/2010	4.1

4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	04/29/2010	4.2

4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	04/29/2010	4.3

4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010	10-Q	11/05/2010	4.4

4.5	Registration Rights Agreement among the Registrant and certain stockholders, dated August 24, 2011	10-Q	11/08/2011	4.5

10.1	Form of 2013 Management Incentive Plan	8-K	2/21/2013	10.1

10.2	Amendment No. 2 to 2010 Equity Incentive Plan	8-K	2/21/2013	10.2

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Instance†				X

101.SCH	Taxonomy Extension Schema†				X

101.CAL	Taxonomy Extension Calculation†				X

101.LAB	Taxonomy Extension Labels†				X

101.PRE	Taxonomy Extension Presentation†				X

101.DEF	Taxonomy Extension Definition†				X

*	Furnished herewith
†	In accordance with Rule 406T of Regulation S-T, the information in this exhibits is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.