Form 10-Q
period 2013-06-30
REALPAGE INC
filed 2013-08-06
CIK 1286225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2013
Common Stock, $0.001 par value	77,036,540

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

REALPAGE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,319	$33,804
Restricted cash	28,394	35,202
Accounts receivable, less allowance for doubtful accounts of $1,097 and $1,087 at June 30, 2013 and December 31, 2012, respectively	58,929	51,937
Deferred tax asset, net	—	—
Other current assets	8,357	6,541

Total current assets	129,999	127,484
Property, equipment, and software, net	42,603	32,487
Goodwill	139,666	134,025
Identified intangible assets, net	105,942	104,640
Deferred tax asset, net	—	—
Other assets	3,602	3,561

Total assets	$421,812	$402,197

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,764	$9,805
Accrued expenses and other current liabilities	22,323	19,246
Current portion of deferred revenue	61,190	60,633
Deferred tax liability, net	1,275	2
Customer deposits held in restricted accounts	28,363	35,171

Total current liabilities	125,915	124,857
Deferred revenue	10,003	9,446
Deferred tax liability, net	2,562	10
Revolving credit facility	—	10,000
Other long-term liabilities	5,541	2,813

Total liabilities	144,021	147,126
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 78,593,372 and 77,012,925 shares issued and 77,072,529 and 75,826,615 shares outstanding at June 30, 2013 and December 31, 2012, respectively	79	77
Additional paid-in capital	366,406	347,203
Treasury stock, at cost: 1,520,843 and 1,186,310 shares at June 30, 2013 and December 31, 2012, respectively	(8,388)	(6,323)
Accumulated deficit	(80,150)	(85,778)
Accumulated other comprehensive loss	(156)	(108)

Total stockholders’ equity	277,791	255,071

Total liabilities and stockholders’ equity	$421,812	$402,197

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
On demand	$90,825	$74,938	$176,147	$145,656
On premise	1,011	1,261	1,961	2,677
Professional and other	2,615	2,593	5,324	4,876

Total revenue	94,451	78,792	183,432	153,209
Cost of revenue(1)	37,340	31,848	72,704	62,461

Gross profit	57,111	46,944	110,728	90,748
Operating expense:
Product development(1)	11,727	11,738	23,765	23,051
Sales and marketing(1)	23,924	18,588	46,826	35,394
General and administrative(1)	12,819	19,946	29,326	32,249

Total operating expense	48,470	50,272	99,917	90,694

Operating income (loss)	8,641	(3,328)	10,811	54
Interest expense and other, net	(596)	(577)	(685)	(1,213)

Income (loss) before income taxes	8,045	(3,905)	10,126	(1,159)

Income tax expense (benefit)	3,435	(1,533)	4,498	(507)

Net income (loss)	$4,610	$(2,372)	$5,628	$(652)

Net income (loss) per share
Basic	$0.06	$(0.03)	$0.08	$(0.01)
Diluted	$0.06	$(0.03)	$0.07	$(0.01)
Weighted average shares used in computing net income (loss) per share
Basic	74,541	71,102	74,278	70,846
Diluted	75,781	71,102	75,665	70,846

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$676	$750	$1,426	$1,439
Product development	721	1,002	1,852	2,064
Sales and marketing	2,004	1,032	5,205	1,769
General and administrative	2,660	1,532	4,823	3,032

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
Net income (loss)	$4,610	$(2,372)	$5,628	$(652)
Other comprehensive loss—foreign currency translation adjustment	(26)	(1)	(48)	(5)

Comprehensive income (loss)	$4,584	$(2,373)	$5,580	$(657)

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance as of December 31, 2012	77,013	$77	$347,203	$(108)	$(85,778)	(1,186)	$(6,323)	$255,071
Foreign currency translation	—	—	—	(48)	—	—	—	(48)
Net income	—	—	—	—	5,628	—	—	5,628
Exercise of stock options	475	—	2,991	—	—	—	—	2,991
Treasury stock purchase, at cost	—	—	—	—	—	(335)	(2,065)	(2,065)
Issuance of restricted stock	1,032	2	—	—	—	—	—	2
Issuance of common stock	73	—	2,906	—	—	—	—	2,906
Stock-based compensation	—	—	13,306	—	—	—	—	13,306

Balance as of June 30, 2013	78,593	$79	$366,406	$(156)	$(80,150)	(1,521)	$(8,388)	$277,791

See accompanying notes.

REALPAGE, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,628	$(652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,218	15,737
Deferred tax expense (benefit)	3,046	(856)
Stock-based compensation	13,306	8,304
Loss on disposal of assets	273	379
Acquisition-related contingent consideration	1,445	182
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(6,506)	161
Customer deposits	—	44
Other current assets	(1,230)	30
Other assets	(274)	(775)
Accounts payable	2,992	(387)
Accrued compensation, taxes and benefits	(1,377)	1,461
Deferred revenue	810	471
Other current and long-term liabilities	1,252	8,107

Net cash provided by operating activities	34,583	32,206
Cash flows from investing activities:
Purchases of property, equipment and software	(13,393)	(9,905)
Acquisition of businesses, net of cash acquired	(10,196)	(4,479)
Intangible asset additions	(600)	(225)

Net cash used in investing activities	(24,189)	(14,609)

Cash flows from financing activities:
Payments on revolving credit facility	(10,000)	(15,312)
Payments on capital lease obligations	(273)	(65)
Payments of deferred acquisition-related consideration	(486)	(9,030)
Issuance of common stock	2,993	3,003
Purchase of treasury stock	(2,065)	(1,624)

Net cash used in financing activities	(9,831)	(23,028)

Net increase (decrease) in cash and cash equivalents	563	(5,431)
Effect of exchange rate on cash	(48)	(5)
Cash and cash equivalents:
Beginning of period	33,804	51,273

End of period	$34,319	$45,837

Supplemental cash flow information:
Cash paid for interest	$369	$953

Cash paid for income taxes, net of refunds	$365	$257

Fixed assets acquired under capital lease	$1,976	$—

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

Principally, all of our revenue for the three and six months ended June 30, 2013 and 2012 was in North America.

Net long-lived assets held were $39.9 million and $29.9 million in North America and $2.7 million and $2.6 million in our international subsidiaries at June 30, 2013 and December 31, 2012, respectively.

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

No single customer accounted for 5% or more of our revenue or accounts receivable for the three or six months ended June 30, 2013 or 2012.

Recently Issued Accounting Standards

Based on our evaluation of recently issued accounting standards, there were no standards issued during 2013 that would materially impact our financial position, results of operations or related disclosures.

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

In March 2013, we acquired certain assets from Yield Technologies, Inc., including RentSentinel and RentSocial (together, “RentSentinel”). The RentSentinel software-as-a-service platform is a fully featured apartment marketing management solution for the multi-family industry. RentSocial is an apartment search service that simplifies and incorporates the social marketing platform into the process of finding an apartment. We plan to integrate RentSentinel with our existing LeaseStar product family. We acquired RentSentinel for a purchase price of $10.5 million which consisted of a cash payment of $7.6 million, an issuance of 72,500 shares of our common stock and two traunches of 36,250 shares of our common stock which are issuable 12 months and 24 months after the acquisition date, respectively. This acquisition was financed from proceeds from cash flows from operations and our common stock. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes.

We have allocated the purchase price for SFL and RentSentinel (preliminary) as follows:

	SFL	RentSentinel
	(in thousands)
Intangible assets:
Developed product technologies	$1,406	$3,640
Customer relationships	161	3,060
Goodwill	1,035	4,566
Net deferred taxes	—	(779)
Net other assets	88	9

Total purchase price	$2,690	$10,496

2012 Acquisitions

In January 2012, we acquired substantially all of the operating assets of Vigilan, Incorporated (“Vigilan”). A provider of assisted living software-as-a-service solutions, Vigilan products allow assisted living communities to monitor and schedule detailed care, manage labor costs, provide accurate billing and maintain regulatory compliance through its comprehensive compliance module. This asset acquisition allowed us to integrate Vigilan with existing senior living software solutions to further expand the RealPage Senior Living product solutions. We acquired Vigilan for a purchase price of $5.0 million consisting of a cash payment of $4.0 million and two additional cash payments of up to $0.5 million each due 12 months and 24 months after the acquisition date. The $1.0 million withheld from the purchase consideration was subject to a downward adjustment if certain revenue targets (a level 3 input) were not met for the six months ended June 30, 2012. Revenue targets were met and the amount was not adjusted. As of June 30, 2013, the first additional cash payment was made. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. All direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

In July 2012, we acquired all of the issued and outstanding shares of Rent Mine Online, Inc. (“RMO”). The acquisition of RMO expanded our resident referral capabilities into the multifamily residential rental housing market. We acquired RMO for a purchase price consisting of a cash payment of $5.5 million at closing, a deferred cash payment of up to $3.5 million and a contingent deferred earn out payment of up to 300,000 shares of our common stock, payable based on the achievement of certain revenue targets on or before December 31, 2014. In addition, the purchase agreement included a conversion option on the contingent common shares, in which the seller can elect to receive, in lieu of common shares, an amount per share equal to the lesser of the average market price or an established threshold, up to one half of the common shares earned. The $3.5 million withheld from the purchase price was subject to a downward adjustment if certain revenue targets (a level 3 input) were not met as of March 31, 2013. The initial fair value for the future cash payment and the common shares and conversion option were $0.2 million and $0.3 million, respectively. The fair value of the future cash payment was $1.3 million and the fair value of the common shares and conversion option was $0.4 million as of June 30, 2013. These fair values were based on management’s estimate of the fair value of the cash, common shares and conversion option using a probability weighted discount model on the achievement of certain revenue targets. This acquisition was financed using cash flows from operations and our common stock. Acquired intangibles were recorded at fair value based on assumptions determined by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangible assets are not deductible for tax purposes. For the three and six months ended June 30, 2013, we recognized a gain of $0.4 million and a loss of $1.3 million due to changes in the estimated fair values of the contingent cash, respectively. For the three and six months ended June 30, 2013, we recognized a gain of $0.7 million and a loss of $0.3 million due to changes in the common shares and the conversion option, respectively.

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

In July 2011, we acquired Senior-Living.com, Inc., operating under the name SeniorLiving.net (“SLN”). The purchase price included an estimated cash payment payable (acquisition-related contingent consideration). At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.3 million. The fair value was based on management’s estimate of the fair value of the cash using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment has a maximum value of $0.5 million. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets (a level 3 input). This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of June 30, 2013, our liability for the estimated cash payment was $0.2 million. We recognized losses of less than $0.1 million for the three months ended June 30, 2013, and losses of $0.0 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively, due to changes in the estimated fair value of the cash acquisition-related contingent consideration.

In August 2011, we acquired Multifamily Technology Solutions, Inc. (“MTS”), which owns the Internet listing service for rental properties called MyNewPlace. The purchase agreement included a put option on the RealPage restricted common shares, in which, if the average market price of our common shares falls below an established threshold, we will pay the difference between the average market price and the established threshold in cash. We established a liability of $1.2 million for the put option which is based on its estimated fair value at the acquisition date. The fair values of the put option was based on the Black-Scholes option pricing model using inputs consistent with those used in the valuation of our stock options. The liability established for the put option on the restricted common shares will continue to be re-evaluated and recorded at an estimated fair value based on the changes in market prices of our common stock (a level 2 input). We recognized gains of less than $0.1 million and $0.3 million as of the three months ended, and a gain of $0.1 million and loss of less than $0.1 million as of six months ended June 30, 2013 and 2012, respectively, due to changes in the estimated fair value of the put option for restricted common shares.

Pro Forma Results of Acquisitions

The following table presents unaudited actual results of operations for the three months ended June 30, 2013 and pro forma results of operations for the six months ended June 30, 2013 and the three and six months ended June 30, 2012 as if the SFL, RentSentinel, and RMO acquisitions had occurred at the beginning of the periods presented. The pro forma financial information for the six months ended June 30, 2013, includes the business combination accounting effects resulting from these acquisitions including: interest expense of $0.1 million; tax benefit of $0.6 million; and approximately $0.5 million of amortization charges from acquired intangible assets as though the aforementioned companies were combined as of the beginning of fiscal year 2013. The pro forma financial information for the three and six months ended June 30, 2012, respectively, includes the business combination accounting effects resulting from these acquisitions including: interest expense of $0.1 million and $0.1 million; tax benefit of $0.6 million and $1.0 million; and approximately $0.8 million and $1.6 million of amortization charges from acquired intangible assets as though the aforementioned companies were combined as of the beginning of fiscal year 2012. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 Actual	2012 Pro Forma	2013 Pro Forma	2012 Pro Forma
	(in thousands, except per share amounts)
Revenue:
On demand	$90,825	$77,007	$177,019	$150,130
On premise	1,011	1,261	1,961	2,677
Professional and other	2,615	2,593	5,324	4,876

Total revenue	94,451	80,861	184,304	157,683

Net income (loss)	$4,610	$(3,237)	$4,715	$(2,167)
Net income (loss) per share:
Basic	$0.06	$(0.05)	$0.06	$(0.03)
Diluted	$0.06	$(0.05)	$0.06	$(0.03)

4. Property, Equipment and Software

Property, equipment and software consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Leasehold improvements	$15,427	$11,859
Data processing and communications equipment	48,992	43,562
Furniture, fixtures, and other equipment	12,375	11,638
Software	45,238	38,710

	122,032	105,769
Less: Accumulated depreciation and amortization	(79,429)	(73,282)

Property, equipment and software, net	$42,603	$32,487

Depreciation and amortization expense for property, equipment and software was $3.3 million and $3.5 million for the three months ended, and $7.3 million and $6.9 million for the six months ended June 30, 2013 and 2012, respectively. This includes depreciation for assets purchased through capital leases.

As of April 1, 2013, we revised our estimated useful lives of our data processing equipment and internally developed software to more accurately reflect our expectation of the use of these assets. This resulted in a decrease in depreciation and amortization expense of $1.2 million, an increase of $0.7 million in net income, and an increase in basic and diluted earnings per share of $0.01 for the three and six month periods ended June 30, 2013.

5. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2013 is as follows:

(in thousands)
Balance at December 31, 2012	$134,025
Goodwill acquired	5,601
Other	40

Balance at June 30, 2013	$139,666

Other intangible assets consisted of the following at June 30, 2013 and December 31, 2012:

		June 30, 2013			December 31, 2012
	Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets
Developed technologies	3 years	$38,530	$(26,726)	$11,804	$32,983	$(23,215)	$9,768
Customer relationships	1-10 years	81,613	(28,303)	53,310	77,847	(24,151)	53,696
Vendor relationships	7 years	5,650	(4,392)	1,258	5,650	(4,052)	1,598

Total finite-lived intangible assets		125,793	(59,421)	66,372	116,480	(51,418)	65,062
Indefinite-lived intangible assets
Tradenames		39,570	—	39,570	39,578	—	39,578

Total intangible assets		$165,363	$(59,421)	$105,942	$156,058	$(51,418)	$104,640

Amortization of finite-lived intangible assets was $4.1 million and $4.4 million for the three months ended, and $7.9 million and $8.8 million for six months ended June 30, 2013 and 2012, respectively.

6. Debt

In December 2011, we entered into an Amended and Restated Credit Agreement (“Restated Agreement”) to amend our credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the credit facility into revolving loans. Revolving loans accrue interest at a per annum rate equal to, at the Company’s option, either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.00% to 0.25% in the case of prime rate loans, based upon the Company’s senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

In September 2012, we entered into an amendment to the Restated Agreement. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio. All other interest rates and maturity periods remain consistent with the Restated Agreement. Additionally, our capital expenditure limitations were expanded in the amendment.

As of June 30, 2013 and December 31, 2012, we had $0 million and $10.0 million outstanding under our revolving line of credit, which approximates its fair value. As of June 30, 2013, $150.0 million was available under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. We had unamortized debt issuance costs of $0.5 million and $0.8 million at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, we were in compliance with our debt covenants.

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

In May 2013, we granted 661,745 options with an exercise price of $19.78 which vest over four years with 75% vesting over 15 quarters and the remaining 25% vesting on the 16th quarter. We also granted 382,058 shares of restricted stock at $19.78 which vest quarterly over four years.

All stock options and restricted stock were granted under the 2010 Equity Plan.

8. Commitments and Contingencies

Lease Commitments

In the first quarter of 2013, we entered into a capital lease agreement for software that expires in 2016. We recognize lease expense on a straight-line basis over the lease term.

The assets under capital lease are as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Software	$1,976	$—
Less: Accumulated depreciation and amortization	(282)	—

Assets under capital lease, net	$1,694	$—

Aggregate annual rental commitments at June 30, 2013 under capital lease are as follows:

(in thousands)
2013	$294
2014	587
2015	587
2016	294

Total minimum lease payments	$1,762

Less amount representing average interest at 2.2%	(59)

1,703
Less current portion	(555)

Long-term portion	$1,148

Guarantor Arrangements

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2013 or December 31, 2012.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of June 30, 2013 or December 31, 2012.

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

In connection with the Yardi Lawsuit, the Company made claims for reimbursement against each of its primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed the Company up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in the Company’s obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. The Company disputes these assertions by these carriers and intends to vigorously protect its coverage. Accordingly, on August 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to the Company’s counsel in connection with the Yardi Lawsuit. On September 5, 2012, Ace filed a motion to dismiss the Ace Lawsuit and on September 6, 2012, defendant Axis filed a motion to dismiss the Ace Lawsuit. On September 24, 2012, the Company filed our opposition to the motions to dismiss and separately filed our motion for partial summary judgment on the basis that each of Ace’s and Axis’ notice of rescission was untimely under applicable statutory law. On May 20, 2013, the court entered an order directing the parties to engage in the alternative dispute resolution procedure set forth in the policies at issue, and staying the lawsuit until such procedure has been completed. The court did not rule on the substance of Company’s motion for summary judgment, denying that motion with leave to re-file if the court-ordered non-binding dispute resolution procedures do not result in a settlement of the action. We intend to continue to pursue coverage and other appropriate relief in connection with these insurance policies. We believe that it is remote that we will have a material loss in connection with these reimbursement demands.

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

9. Net Income (Loss) Per Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 2,236,933 and 2,456,022 shares were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the three and six months ended June 30, 2012, respectively.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$4,610	$(2,372)	$5,628	$(652)
Denominator:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	74,541	71,102	74,278	70,846
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	1,240	—	1,387	—

Weighted average common shares used in computing diluted net income (loss) per share	75,781	71,102	75,665	70,846
Net income (loss) per common share:
Basic	$0.06	$(0.03)	$0.08	$(0.01)
Diluted	$0.06	$(0.03)	$0.07	$(0.01)

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

Our effective income tax rate was 42.7% and 39.3% for the three months ended and 44.4% and 43.7% for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rate fluctuated from the statutory rate predominantly due to the impact of permanent differences, including stock compensation and the non-deductibility of contingent consideration, in relation to our results of operations before income taxes.

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

Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of June 30, 2013, approximately 8,700 customers used one or more of our on demand software solutions to help manage the operations of approximately 8.6 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2012 by the National Multi Housing Council, based on number of units managed.

We sell our solutions through our direct sales organization. Our total revenues were approximately $94.5 million and $78.8 million for the three months ended, and $183.4 million and $153.2 million for the six months ended June 30, 2013 and 2012, respectively. In the same periods, we had operating income (loss) of approximately $8.6 million, $(3.3) million, $10.8 million and $0.1 million, respectively, and net income (loss) of approximately $4.6 million, $(2.4) million, $5.6 million and $(0.7) million, respectively.

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

In March 2013, we acquired certain assets from Yield Technologies, Inc., including RentSentinel and RentSocial (together, “RentSentinel”). The RentSentinel software-as-a-service platform is a fully featured apartment marketing management solution for the multi-family industry. RentSocial is an apartment search service that simplifies and incorporates the social marketing platform into the process of finding an apartment. We plan to integrate RentSentinel with our existing LeaseStar product family. We acquired RentSentinel for a purchase price of $10.5 million which consisted of a cash payment of $7.6 million, issuance of 72,500 shares of our common stock and two traunches of 36,250 shares of our common stock which are issuable 12 months and 24 months after the acquisition date, respectively.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. We reconsider and evaluate our estimates and assumptions on an on-going basis. Accordingly, actual results may differ significantly from these estimates.

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

The following provides a reconciliation of non-GAAP on demand revenue to on demand revenue, our most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
On demand revenue	$90,825	$74,938	$176,147	$145,656
Acquisition-related deferred revenue adjustment	—	2	2	83

Non-GAAP on demand revenue	$90,825	$74,940	$176,149	$145,739

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

Adjusted EBITDA. We define this metric as net income (loss) plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, acquisition-related expense, acquisition-related deferred revenue adjustments, certain litigation-related expenses and stock registration costs. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For a reconciliation of Adjusted EBITDA to net income, refer to the table below. Our Adjusted EBITDA grew from approximately $17.4 million and $33.8 million for the three and six months ended June 30, 2012 to approximately $21.1 million and $41.8 million for the three and six months ended June 30, 2013 as a result of our efforts to expand market share and increase revenue.

Results of Operations

The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Condensed Consolidated Statements of Operations Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
On demand	$90,825	$74,938	$176,147	$145,656
On premise	1,011	1,261	1,961	2,677
Professional and other	2,615	2,593	5,324	4,876

Total revenue	94,451	78,792	183,432	153,209
Cost of revenue(1)	37,340	31,848	72,704	62,461

Gross profit	57,111	46,944	110,728	90,748
Operating expense:
Product development(1)	11,727	11,738	23,765	23,051
Sales and marketing(1)	23,924	18,588	46,826	35,394
General and administrative(1)	12,819	19,946	29,326	32,249

Total operating expense	48,470	50,272	99,917	90,694

Operating income (loss)	8,641	(3,328)	10,811	54
Interest expense and other, net	(596)	(577)	(685)	(1,213)

Income (loss) before income taxes	8,045	(3,905)	10,126	(1,159)

Income tax expense (benefit)	3,435	(1,533)	4,498	(507)

Net income (loss)	$4,610	$(2,372)	$5,628	$(652)

Net income (loss) per share
Basic	$0.06	$(0.03)	$0.08	$(0.01)
Diluted	$0.06	$(0.03)	$0.07	$(0.01)
Weighted average shares used in computing net income (loss) per share
Basic	74,541	71,102	74,278	70,846
Diluted	75,781	71,102	75,665	70,846
(1) Includes stock-based compensation expense as follows:
Cost of revenue	$676	$750	$1,426	$1,439
Product development	721	1,002	1,852	2,064
Sales and marketing	2,004	1,032	5,205	1,769
General and administrative	2,660	1,532	4,823	3,032

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(as a percentage of total revenue)
Revenue:
On demand	96.1%	95.1%	96.0%	95.1%
On premise	1.1	1.6	1.1	1.7
Professional and other	2.8	3.3	2.9	3.2

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	39.5	40.4	39.6	40.8

Gross profit	60.5	59.6	60.4	59.2
Operating expense:
Product development	12.4	14.9	13.0	15.0
Sales and marketing	25.4	23.6	25.5	23.1
General and administrative	13.6	25.3	16.0	21.0

Total operating expenses	51.4	63.8	54.5	59.1

Operating income (loss)	9.1	(4.2)	5.9	0.1
Interest expense and other, net	(0.6)	(0.7)	(0.3)	(0.8)

Income (loss) before taxes	8.5	(4.9)	5.6	(0.7)
Income tax expense (benefit)	3.6	(1.9)	2.5	(0.3)

Net income (loss)	4.9	(3.0)	3.1	(0.4)

Three and Six Months Ended June 30, 2013 compared to Three and Six Months Ended June 30, 2012

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$90,825	$74,938	$15,887	21.2%	$176,147	$145,656	$30,491	20.9%
On premise	1,011	1,261	(250)	(19.8)	1,961	2,677	(716)	(26.7)
Professional and other	2,615	2,593	22	0.8	5,324	4,876	448	9.2

Total revenue	$94,451	$78,792	$15,659	19.9	$183,432	$153,209	$30,223	19.7

On demand unit metrics:
Ending on demand units	8,616	7,537	1,079	14.3	8,616	7,537	1,079	14.3
Average on demand units	8,580	7,484	1,096	14.6	8,455	7,425	1,030	13.9
Non-GAAP on demand revenue	$90,825	$74,940	$15,885	21.2	$176,149	$145,739	$30,410	20.9
Non-GAAP on demand revenue per average on demand unit	$42.34	$40.05	$2.29	5.7	$41.67	$39.26	$2.41	6.1

The changes in total revenue for the three and six months ended June 30, 2013 and 2012 are due to the following changes in our three revenue components:

On demand revenue. Our on demand revenue increased for the three and six months ended June 30, 2013 as compared to same periods in 2012, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our strategic acquisitions.

On premise revenue. On premise revenue decreased for the three and six months ended June 30, 2013 as compared to the same periods in 2012. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.

Professional and other revenue. Professional and other services revenue increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012, primarily due to an increase in revenue from consulting services.

On demand unit metrics. As of June 30, 2013, one or more of our on demand solutions was utilized in the management of 8.6 million rental property units. The increase from June 2012 in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales, marketing efforts to existing customers and our 2012 and 2013 acquisitions which contributed 3.2% to total ending on demand units.

For the three months ended June 30, 2013, annualized non-GAAP on demand revenue per average on demand unit increased compared to the three months ended June 30, 2012, primarily due to improved penetration of our on demand solutions into our customer base.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands)
Cost of revenue	$33,868	$27,860	$6,008	21.6%	$65,422	$54,470	$10,952	20.1%
Depreciation and amortization	3,472	3,988	(516)	(12.9)	7,282	7,991	(709)	(8.9)

Total cost of revenue	$37,340	$31,848	$5,492	17.2	$72,704	$62,461	$10,243	16.4

Cost of revenue. The increase in cost of revenue for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to: a $1.4 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $4.6 million increase in personnel expense primarily related to costs to support our growth initiatives; a $0.3 million decrease in non-cash amortization of technology; and a $0.2 million decrease in property and equipment depreciation expense. The decrease in cost of revenue as a percentage of total revenue was primarily the result of leveraging our fixed cost base, which was partially offset by an increase in costs as a result of our 2012 and 2013 acquisitions.

The increase in cost of revenue for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to: a $2.3 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; an $8.6 million increase in personnel expense primarily related to costs to support our growth initiatives; an $0.8 million decrease in non-cash amortization of technology; and a $0.1 million increase in property and equipment depreciation expense. The decrease in cost of revenue as a percentage of total revenue was primarily the result of leveraging our fixed cost base, which was partially offset by an increase in costs as a result of our 2012 and 2013 acquisitions.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands)
Product development	$11,094	$11,132	$(38)	(0.3)%	$22,378	$21,865	$513	2.3%
Depreciation and amortization	633	606	27	4.5	1,387	1,186	201	16.9

Total product development expense	$11,727	$11,738	$(11)	(0.1)	$23,765	$23,051	$714	3.1

Product development. The decrease in product development expense for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to: a $0.2 million decrease in personnel expense; a $0.3 million decrease in stock compensation resulting from certain performance based restricted shares that were previously expected to vest and were adjusted in 2013; a $0.1 million increase in consulting fees; and a $0.4 million increase in facilities and other product development related expenses.

The increase in product development expense for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to: a $0.4 million increase in facilities expenses; a $0.1 million increase in personnel expense; a $0.2 million increase in depreciation expense; and a $0.2 million in other product development related expenses. These increases were partially offset by a $0.2 million decrease in stock compensation resulting from certain performance based restricted shares that were previously expected to vest and were adjusted in 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands)
Sales and marketing	$21,416	$15,975	$5,441	34.1%	$41,853	$30,097	$11,756	39.1%
Depreciation and amortization	2,508	2,613	(105)	(4.0)	4,973	5,297	(324)	(6.1)

Total sales and marketing expense	$23,924	$18,588	$5,336	28.7	$46,826	$35,394	$11,432	32.3

Sales and marketing. The increase in sales and marketing expense for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to: a $0.7 million increase in marketing program expense, primarily related to an increase in SEO and SEM activity; a $2.6 million increase in personnel expense related to the increase of sales force head count as a result of our overall company growth; a $0.3 million increase in travel related expenses; a $1.0 million increase in stock-based compensation expense primarily resulting from certain performance-based restricted stock awards that were previously expected to vest and were adjusted in 2012; and a $0.7 million increase in other general sales and marketing expense.

The increase in sales and marketing expense for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to: an increase of $3.5 million in stock-based compensation due to certain performance-based restricted stock awards that were previously expected to vest and were adjusted in 2012; a $0.8 million increase in marketing program expense, primarily related to an increase in SEO and SEM activity; a $5.7 million increase in personnel expense related to sales personnel added as a result of our overall company growth; a $0.5 million increase in information technology expenses; a $0.4 million increase in travel related expenses; and $0.8 million increase in other general sales and marketing expenses. These increases were partially offset by a $0.3 million decrease in amortization expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands)
General and administrative	$12,012	$19,294	$(7,283)	(37.7)%	$27,750	$30,986	$(3,237)	(10.4)%
Depreciation and amortization	807	652	155	23.8	1,576	1,263	313	24.8

Total general and administrative expense	$12,819	$19,946	$(7,128)	(35.7)	$29,326	$32,249	$(2,924)	(9.1)

General and administrative. The decrease in general and administrative expense for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to: an $8.8 million decrease in litigation expense related to fees and the accrual of the settlement of the Yardi litigation and a $0.9 million decrease from a fair value adjustment of acquisition-related liabilities. Refer to Part II, Item 1, “Legal Proceedings” for further information regarding the litigation settlement. These decreases were partially offset by: a $0.9 million increase in personnel expense related to our overall company growth; a $0.2 million increase in depreciation expense; a $1.1 million increase in stock-based compensation; and a $0.2 million increase in other general and administrative expenses.

The decrease in general and administrative expense for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to a $9.0 million decrease in litigation expense related to fees and the accrual of the settlement of the Yardi litigation in 2012. Refer to Part II, Item 1, “Legal Proceedings” for further information regarding the litigation settlement. This decrease was partially offset by: a $1.8 million increase in personnel expense related to our overall company growth; a $0.3 million increase in depreciation expense; a $1.8 million increase in stock-based compensation; a $1.3 million increase from fair value adjustment of acquisition-related liabilities; a $0.4 million increase in professional fees; and a $0.4 million increase in information technology expense.

Interest Expense and Other, Net

The slight increase in interest expense and other, net for the three months ended June 30, 2013, as compared to the same period in 2012, was due to an increase in interest expense related to amounts due to certain municipalities. This was partially offset by a decrease in interest expense as a result of lower debt balances.

The decrease in interest expense and other, net for the six months ended June 30, 2013, as compared to the same period in 2012, was primarily due to a decrease in interest expense as a result of lower debt balances partially offset by an increase in interest expense related to amounts due certain municipalities. See “Long-Term Debt Obligations” for further information regarding our Credit Agreement.

Provision for Taxes

We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. Our effective income tax rate was 42.7% and 39.3% for the three months ended and 44.4% and 43.7% for the six months ended June 30, 2012, respectively. Our effective tax rate fluctuated from the statutory rate predominantly due to the impact of permanent differences, including stock compensation and the non-deductibility of contingent consideration, in relation to our results of operations before income taxes. We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable items.

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) plus depreciation and asset impairment, amortization of intangible assets, interest expense, net, income tax expense (benefit), stock-based compensation expense, acquisition-related expense, acquisition-related deferred revenue adjustments, certain litigation-related expenses and stock registration costs. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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

The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$4,610	$(2,372)	$5,628	$(652)
Acquisition-related deferred revenue adjustment	—	2	2	83
Depreciation, asset impairment and loss on sale of asset	3,398	3,375	7,086	6,602
Amortization of intangible assets	4,292	4,685	8,405	9,514
Interest expense, net	606	578	963	1,216
Income tax expense (benefit)	3,435	(1,533)	4,498	(507)
Litigation related expense	(353)	8,539	53	8,899
Stock-based compensation expense	6,061	4,316	13,306	8,304
Acquisition-related expense (income)	(949)	(237)	1,825	316

Adjusted EBITDA	$21,100	$17,353	$41,766	$33,775

Liquidity and Capital Resources

Our primary sources of liquidity as of June 30, 2013 consisted of $34.3 million of cash and cash equivalents, $150.0 million available under our revolving line of credit and $31.0 million of current assets less current liabilities (excluding $34.3 of cash and cash equivalents and $61.2 million of deferred revenue).

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

The following table sets forth cash flow data for the periods indicated therein:

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$34,583	$32,206
Net cash used in investing activities	(24,189)	(14,609)
Net cash (used) provided by financing activities	(9,831)	(23,028)

Net Cash Provided by Operating Activities

In the six months ended June 30, 2013, cash from operating activities consisted of a net income of $5.6 million, fair value purchase accounting adjustment of $1.4 million, deferred tax expense of $3.0 million, decreases in working capital of $4.3 million and net non-cash charges of $28.8 million. Net non-cash charges to income increased $4.4 million or 17.9%, compared to the same period in 2012, and primarily consisted of depreciation, amortization and stock-based compensation expense. The cash outflow resulting from the changes in working capital was primarily due to changes in litigation accruals and accrued compensation, offset by decreases in other assets and accounts payable.

Net Cash Used in Investing Activities

In the six months ended June 30, 2013, investing activities consisted of acquisition-related payments of $10.2 million primarily related to Seniors for Living and RentSentinel acquisitions, $0.6 million intangible asset purchase and $13.4 million of capital expenditures. Capital expenditures in the six months ended June 30, 2013 were primarily related to investments in technology infrastructure to support our growth initiatives.

Net Cash Used in Financing Activities

Cash used in financing activities as of June 30, 2013 was primarily due to payments of $10.0 million on our revolving line of credit, capital lease payments of $0.3 million, and $0.5 million in payments of acquisition-related contingent consideration offset by net proceeds of $0.9 million from stock issuances under our stock based compensation plans.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. There have been no material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K.

Long-Term Debt Obligations

In December 2011, we entered into an Amended and Restated Credit Agreement (“Restated Agreement”) to amend our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original credit facility into revolving loans. Revolving loans accrue interest at a per annum rate equal to, at the Company’s option, either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.00% to 0.25% in the case of prime rate loans, based upon the Company’s senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

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

We had cash and cash equivalents of $34.3 million and $33.8 million at June 30, 2013 and December 31, 2012, respectively.

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

We had no outstanding debt at June 30, 2013 and $10.0 million at December 31, 2012. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. (the “Yardi Lawsuit”). We answered and filed counterclaims against Yardi, and on July 1, 2012, the Company and Yardi entered into a Settlement Agreement resolving all outstanding litigation between the parties. In connection with the Yardi Lawsuit, we made claims for reimbursement against each of our primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed us up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in our obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. We dispute these assertions by these carriers and intend to vigorously protect its coverage. Accordingly, on August 14, 2012, we filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to our counsel in connection with the Yardi Lawsuit. On September 5, 2012, Ace filed a motion to dismiss the Ace Lawsuit and on September 6, 2012, defendant Axis filed a motion to dismiss the Ace Lawsuit. On September 24, 2012, we filed our opposition to the motions to dismiss and separately filed our motion for partial summary judgment on the basis that each of Ace’s and Axis’ notice of rescission was untimely under applicable statutory law. On May 20, 2013, the court entered an order directing the parties to engage in the alternative dispute resolution procedure set forth in the policies at issue, and staying the lawsuit until such procedure has been completed. The court did not rule on the substance of Company’s motion for summary judgment, denying that motion with leave to re-file if the court-ordered non-binding dispute resolution procedures do not result in a settlement of the action. We intend to continue to pursue coverage and other appropriate relief in connection with these insurance policies.

In addition, in connection with the Yardi Lawsuit, the Company has an excess errors and omissions liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. The Company made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed an Original Complaint for Declaratory Relief against the Company in the United States District Court for the Northern District of Texas, Fort Worth Division (the “Homeland Lawsuit”). We answered and filed counterclaims against Homeland. On April 12, 2013, the Company and Homeland entered into a Settlement Agreement resolving all outstanding litigation that had arisen between the parties. On April 16, the court granted the parties’ joint motion to dismiss and dismissed all claims in the Homeland Lawsuit with prejudice.

On March 26, 2010, Smarter Agent, LLC (“Smarter Agent”), a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware (the “Smarter Agent Lawsuit”). The complaint alleges, among other things, that we are infringing three related patents—U.S. patent nos. 6,385,541; 6,496,776; and 7,072,665—because of our distribution of our mobile app. The Complaint seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. On July 30, 2013, the Company and Smarter Agent entered into a Settlement Agreement resolving all outstanding litigation and related proceedings that had arisen between the parties. On August 2, 2013, the court entered an order dismissing the claims and counterclaims asserted between the Company and Smarter Agent in the Smarter Agent Lawsuit with prejudice.

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

The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 922 as of December 31, 2008 to 3,396 as of June 30, 2013. We increased our number of on demand customers from 2,669 as of December 31, 2008 to approximately 8,700 as of June 30, 2013. We increased the number of on demand product centers that we offer from 29 as of December 31, 2008 to 51 as of June 30, 2013. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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

Historically, our on demand units managed by our customers have renewed at a rate of 95.5% based on an average of the last two years ending June 30, 2013.

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

The ability of our customers to access our service is critical to our business. We currently serve a majority of our customers from a primary data center located in Carrollton, Texas. We also maintain a secondary data center in downtown Dallas, Texas, approximately 20 miles from our primary data center. Services of our most recent acquisitions are provided from data centers located in Chicago, Illinois, South Carolina, and Texas, many of which are operated by third party data vendors. We plan to maintain a data center in South Carolina for LeaseStar and certain other solutions and intend to migrate all other data services to our primary and secondary data centers in Carrollton and Dallas, Texas. Until this migration is complete, we have no assurances that the policies and procedures in place at our Carrollton and Dallas, Texas data centers will be followed at our other locations or at data centers operated by third party vendors. Any event resulting in extended interruption or delay in our customers’ access to our services or their data could harm our operating results. There can be no certainty that the measures we have taken to eliminate single points of failure in the primary and secondary data centers will be effective to prevent or minimize interruptions to our operations. Our data centers and other facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:

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

In the utility billing and energy management market, we compete at a national level with American Utility Management, Inc., Conservice, LLC, Yardi (following its acquisitions of ista North America and Energy Billing Systems, Inc.), Property Solutions, Ocius LLC, NWP Services Corporation and Minol USA, L.P. Many other smaller utility billing companies compete for smaller rental properties or in regional areas.

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

In December 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Comerica Bank and the other lenders party thereto (“Restated Agreement”) to amend and restate our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original agreement into revolving loans. As of June 30, 2013, we had no debt outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. In September 2012, we entered into an amendment to the Restated Agreement. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio and all other terms of the Restated Agreement remain unchanged. Our interest expense for the credit facility was approximately $0.1 million and $0.4 million for the three months ended and $0.3 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

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

On March 26, 2010, Smarter Agent, LLC (“Smarter Agent”), a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware (the “Smarter Agent Lawsuit”). The complaint alleges, among other things, that we are infringing three related patents—U.S. patent nos. 6,385,541; 6,496,776; and 7,072,665—because of our distribution of our mobile app. The Complaint seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. On July 30, 2013, the Company and Smarter Agent entered into a Settlement Agreement resolving all outstanding litigation and related proceedings that had arisen between the parties. On August 2, 2013, the court entered an order dismissing the claims and counterclaims asserted between the Company and Smarter Agent in the Smarter Agent Lawsuit with prejudice.

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

In connection with the Yardi Lawsuit filed against us, we made claims for reimbursement against each of our primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed us up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in our obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. We dispute these assertions by these carriers and intend to vigorously protect its coverage. Accordingly, on August 14, 2012, we filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to our counsel in connection with the Yardi Lawsuit. On September 5, 2012, Ace filed a motion to dismiss the Ace Lawsuit and on September 6, 2012, defendant Axis filed a motion to dismiss the Ace Lawsuit. On September 24, 2012, we filed our opposition to the motions to dismiss and separately filed our motion for partial summary judgment on the basis that each of Ace’s and Axis’ notice of rescission was untimely under applicable statutory law. On May 20, 2013, the court entered an order directing the parties to engage in the alternative dispute resolution procedure set forth in the policies at issue, and staying the lawsuit until such procedure has been completed. The court did not rule on the substance of Company’s motion for summary judgment, denying that motion with leave to re-file if the court-ordered non-binding dispute resolution procedures do not result in a settlement of the action. We intend to continue to pursue coverage and other appropriate relief in connection with these insurance policies.

In addition, in connection with the Yardi Lawsuit, the Company has an excess errors and omissions liability insurance policy with Homeland that provides an additional $5.0 million of coverage above the amounts previously reimbursed to us. The Company made claims for reimbursement under the Homeland policy with respect to the Yardi Lawsuit, but Homeland denied such claims and never made payment to us. On May 30, 2012, Homeland filed an Original Complaint for Declaratory Relief against the Company in the United States District Court for the Northern District of Texas, Fort Worth Division (the “Homeland Lawsuit”). We answered and filed counterclaims against Homeland. On April 12, 2013, the Company and Homeland entered into a Settlement Agreement resolving all outstanding litigation that had arisen between the parties. On April 16, the court granted the parties’ joint motion to dismiss and dismissed all claims in the Homeland Lawsuit with prejudice.

On March 26, 2010, Smarter Agent, LLC (“Smarter Agent”), a provider of mobile real estate applications, filed a complaint against our subsidiary, Multifamily Technology Solutions, Inc., and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware (the “Smarter Agent Lawsuit”). The complaint alleges, among other things, that we are infringing three related patents—U.S. patent nos. 6,385,541; 6,496,776; and 7,072,665—because of our distribution of our mobile app. The Complaint seeks injunctive relief, unspecified damages, enhanced damages, prejudgment interest, and attorneys’ fees and costs. We denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. On July 30, 2013, the Company and Smarter Agent entered into a Settlement Agreement resolving all outstanding litigation and related proceedings that had arisen between the parties. On August 2, 2013, the court entered an order dismissing the claims and counterclaims asserted between the Company and Smarter Agent in the Smarter Agent Lawsuit with prejudice.

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

As a public company, we have incurred, and will incur, significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities Exchange Commission and The NASDAQ Stock Market LLC. We expect these rules and regulations to increase our legal and financial compliance costs substantially and to make some activities more time-consuming and costly. As a public company, it is more expensive for us to obtain director and officer liability insurance and it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

Some of our LeaseStar products operate under the real estate brokerage laws of numerous states and require maintaining licenses in many of these states. Brokerage laws in these states could change, affecting our ability to provide some LeaseStar, or if applicable, other products in these states.

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

In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations, as well as regulate rates that may be charged for premiums on policies. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of the activities of our LeasingDesk insurance business or fined or penalized in a given jurisdiction. No assurances can be given that our LeasingDesk insurance business can continue to be conducted in any given jurisdiction as it has been conducted in the past.

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

Additionally, one type of commission paid by insurance carriers to Multifamily Internet Ventures LLC is contingent commission, which is affected by claims experienced at the properties for which the residents purchase insurance. In the event that claims by the insureds increase unexpectedly, the contingent commission we typically earn will be adversely affected. As a result, our quarterly, or annual, operating results could fall below the expectations of analysts or investors, in which event our stock price may decline.

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

Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 38.3% of our common stock as of June 30, 2013. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 34.7% of our common stock as of June 30, 2013. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

As of June 30, 2013, we had 77,072,529 shares of common stock outstanding. Of these shares, 73,647,812 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.

As of June 30, 2013, holders of 28,067,764 shares, or approximately 36.4%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.

In addition, we have registered approximately 22,134,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,474,239 shares were eligible for sale upon the exercise of vested options as of June 30, 2013.

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

Item 5.	Other Information

On July 31, 2013, the Compensation Committee of our board of directors approved the grant, effective on the close of business three days after the Company’s earnings release reporting our financial results for our quarter ended June 30, 2013, of awards of restricted stock under our 2010 Equity Incentive Plan to our principal executive officer, principal financial officer and other named executive officers as follows:

Named Executive Officer	Title	Restricted Stock Awards
Stephen T. Winn	Chief Executive Officer, President and Chairman of the Board	12,320
Timothy J. Barker	Chief Financial Officer and Treasurer	5,000
Margot Carter	Executive Vice President, Chief Legal Officer and Secretary	4,000
William P. Chaney	Executive Vice President, Enterprise Solutions	3,000

The restricted stock awards are governed by our 2010 Equity Incentive Plan and the forms of award agreements approved for use thereunder, copies of which were filed with the SEC as Exhibit 10.4 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-166397) on July 26, 2010 and Exhibits 4.8 and 4.9 of our Registration Statement on Form S-8 (File No. 333-168878) on August 17, 2010.

The unvested shares of restricted common stock subject to each restricted stock award are subject to forfeiture to us upon certain events. Each restricted stock award vests as to 25% of the shares subject to such restricted stock award on the first day of each calendar quarter, beginning on the first day of the calendar quarter following the date of grant, for four consecutive quarters. Vesting of restricted stock awards is contingent on the recipient’s continued status as our service provider or as a service provider of one of our subsidiaries as of each applicable vesting date.

In addition to the foregoing vesting, the restricted stock awards will vest as to 100% of the unvested shares subject to each such award upon the recipient’s death or Disability (as defined in the 2010 Equity Incentive Plan).

Item 6.	Exhibits.

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2013

RealPage, Inc.

By	/s/ Timothy J. Barker
Timothy J. Barker
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	07/26/2010	3.2

3.2	Amended and Restated Bylaws of the Registrant	S-1	07/26/2010	3.4

4.1	Form of Common Stock certificate of the Registrant	S-1	07/26/2010	4.1

4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	04/29/2010	4.2

4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	04/29/2010	4.3

4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010	10-Q	11/05/2010	4.4

4.5	Registration Rights Agreement among the Registrant and certain stockholders, dated August 24, 2011	10-Q	11/08/2011	4.5

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

101.INS	Instance†				X

101.SCH	Taxonomy Extension Schema†				X

101.CAL	Taxonomy Extension Calculation†				X

101.LAB	Taxonomy Extension Labels†				X

101.PRE	Taxonomy Extension Presentation†				X

101.DEF	Taxonomy Extension Definition†				X

*	Furnished herewith
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.