Form 10-Q
period 2013-09-30
REALPAGE INC
filed 2013-11-12
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.001 par value	77,671,812

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
REALPAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,980	$33,804
Restricted cash	44,450	35,202
Accounts receivable, less allowance for doubtful accounts of $1,003 and $1,087 at September 30, 2013 and December 31, 2012, respectively	58,430	51,937
Deferred tax asset, net	8,723	—
Other current assets	8,320	6,541
Total current assets	163,903	127,484
Property, equipment, and software, net	48,191	32,487
Goodwill	139,025	134,025
Identified intangible assets, net	102,104	104,640
Other assets	3,530	3,561
Total assets	$456,753	$402,197
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,136	$9,805
Accrued expenses and other current liabilities	19,491	19,246
Current portion of deferred revenue	61,341	60,633
Deferred tax liability, net	—	2
Customer deposits held in restricted accounts	44,420	35,171
Total current liabilities	139,388	124,857
Deferred revenue	6,544	9,446
Deferred tax liability, net	3,956	10
Revolving credit facility	—	10,000
Other long-term liabilities	5,233	2,813
Total liabilities	155,121	147,126
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 79,594,887 and 77,012,925 shares issued and 77,746,287 and 75,826,615 shares outstanding at September 30, 2013 and December 31, 2012, respectively	80	77
Additional paid-in capital	378,446	347,203
Treasury stock, at cost: 1,848,600 and 1,186,310 shares at September 30, 2013 and December 31, 2012, respectively	(9,486)	(6,323)
Accumulated deficit	(67,264)	(85,778)
Accumulated other comprehensive loss	(144)	(108)
Total stockholders’ equity	301,632	255,071
Total liabilities and stockholders’ equity	$456,753	$402,197

See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
On demand	$94,084	$78,973	$270,231	$224,629
On premise	838	1,226	2,799	3,903
Professional and other	3,149	3,040	8,473	7,916
Total revenue	98,071	83,239	281,503	236,448
Cost of revenue(1)	38,111	32,897	110,815	95,358
Gross profit	59,960	50,342	170,688	141,090
Operating expense:
Product development(1)	13,232	12,274	36,997	35,325
Sales and marketing(1)	25,166	21,792	71,992	57,186
General and administrative(1)	15,554	12,545	44,880	44,794
Total operating expense	53,952	46,611	153,869	137,305
Operating income	6,008	3,731	16,819	3,785
Interest expense and other, net	(236)	(407)	(921)	(1,620)
Income before income taxes	5,772	3,324	15,898	2,165
Income tax expense (benefit)	(7,114)	1,211	(2,616)	704
Net income	$12,886	$2,113	$18,514	$1,461
Net income per share
Basic	$0.17	$0.03	$0.25	$0.02
Diluted	$0.17	$0.03	$0.24	$0.02
Weighted average shares used in computing net income per share
Basic	75,234	72,178	74,597	71,293
Diluted	76,347	74,282	75,900	73,689
(1) Includes stock-based compensation expense as follows:
Cost of revenue	$785	$649	$2,211	$2,088
Product development	1,271	1,116	3,123	3,180
Sales and marketing	2,686	2,653	7,891	4,422
General and administrative	2,994	1,595	7,817	4,627
See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$12,886	$2,113	$18,514	$1,461
Other comprehensive income (loss)—foreign currency translation adjustment	12	5	(36)	—
Comprehensive income	$12,898	$2,118	$18,478	$1,461
See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Shares		Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance as of December 31, 2012	77,013	$77	$347,203	$(108)	$(85,778)	(1,186)	$(6,323)	$255,071
Foreign currency translation	—	—	—	(36)	—	—	—	(36)
Net income	—	—	—	—	18,514	—	—	18,514
Exercise of stock options	1,084	—	6,851	—	—	—	—	6,851
Treasury stock purchase, at cost	—	—	—	—	—	(663)	(3,163)	(3,163)
Issuance of restricted stock	1,403	3	—	—	—	—	—	3
Issuance of common stock	95	—	3,350	—	—	—	—	3,350
Stock-based compensation	—	—	21,042	—	—	—	—	21,042
Balance as of September 30, 2013	79,595	$80	$378,446	$(144)	$(67,264)	(1,849)	$(9,486)	$301,632
See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$18,514	$1,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,823	23,682
Deferred tax expense (benefit)	(4,873)	(74)
Stock-based compensation	21,042	14,317
Loss on disposal of assets	310	387
Acquisition-related contingent consideration	1,300	(422)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(6,007)	(1,023)
Customer deposits	1	(45)
Other current assets	(1,166)	3,215
Other assets	(386)	(693)
Accounts payable	3,902	(2,255)
Accrued compensation, taxes and benefits	(2,122)	1,666
Deferred revenue	(2,498)	197
Other current and long-term liabilities	769	742
Net cash provided by operating activities	51,609	41,155
Cash flows from investing activities:
Purchases of property, equipment and software	(22,190)	(18,601)
Acquisition of businesses, net of cash acquired	(10,342)	(9,723)
Intangible asset additions	(600)	(225)
Net cash used in investing activities	(33,132)	(28,549)
Cash flows from financing activities:
Payments on revolving credit facility	(10,000)	(25,312)
Payments on capital lease obligations	(411)	(65)
Payments of deferred acquisition-related consideration	(1,545)	(9,768)
Issuance of common stock	6,854	9,874
Purchase of treasury stock	(3,163)	(2,388)
Net cash used in financing activities	(8,265)	(27,659)
Net increase (decrease) in cash and cash equivalents	10,212	(15,053)
Effect of exchange rate on cash	(36)	—
Cash and cash equivalents:
Beginning of period	33,804	51,273
End of period	$43,980	$36,220
Supplemental cash flow information:
Cash paid for interest	$812	$1,317
Cash paid for income taxes, net of refunds	$453	$264
Fixed assets acquired under capital lease	$1,976	$—
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
It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 27, 2013 (“Form 10-K”).
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the three and nine months ended September 30, 2013 and 2012 was in North America.
Net long-lived assets held were $44.9 million and $29.9 million in North America and $3.3 million and $2.6 million in our international subsidiaries at September 30, 2013 and December 31, 2012, respectively.
Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts; the useful lives of tangible and intangible assets and the recoverability or impairment of tangible and intangible asset values; fair value measurements; purchase accounting allocations and related reserves; revenue and deferred revenue; stock-based compensation; and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates. For greater detail regarding these accounting policies and estimates, refer to our Form 10-K.

During the three months ended June 30, 2013, we revised our estimated useful lives of our data processing equipment and internally developed software to more accurately reflect our use of these assets. During the three months ended September 30, 2013, we revised the length of our expected customer benefit of our license fees billed at the initial order date. The result of the change for the three months ended June 30, 2013 was a $1.2 million increase in operating income, a $0.7 million increase in net income and an increase in basic and diluted earnings per share of $0.01. The result for the change for the three months ended September 30, 2013 was a $1.9 million increase in operating income, a $1.2 million increase in net income and an increase in basic and diluted earnings per share of $0.02.

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

If the fees are not fixed or determinable, we recognize revenues when these criteria are met, which could be as payments become due from customers, or when amounts owed are collected. Accordingly, this may materially affect the timing of our revenue recognition and results of operations.
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
License and subscription fees are comprised of a charge billed at the initial order date and monthly or annual subscription fees for accessing our on demand software solutions. The license fee billed at the initial order date is recognized as revenue on a straight-line basis over the longer of the contractual term or the period in which the customer is expected to benefit, which we consider to be three years. Recognition starts once the product has been activated. Revenue from monthly and annual subscription fees is recognized on a straight-line basis over the access period.
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
No single customer accounted for 5% or more of our revenue or accounts receivable for the three or nine months ended September 30, 2013 or 2012.
Recently Issued Accounting Standards
Based on our evaluation of recently issued accounting standards, there were no standards issued during 2013 that would materially impact our financial position, results of operations or related disclosures.
3. Acquisitions
2013 Acquisitions
In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL is a leading performance-based marketing company that provides senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We plan to integrate SFL with our existing senior living software solutions. We acquired SFL for a purchase price of $2.7 million which consisted of a cash payment of $2.3 million and additional cash payments of $0.2 million each due 6 months and 12 months after the acquisition date. The additional cash payments were subject to a downward adjustment if certain working capital requirements were not met. Working capital requirements were partially met, and a $0.1 million cash payment was made as of September 30, 2013. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of five years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
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
2012 Acquisitions
In January 2012, we acquired substantially all of the operating assets of Vigilan, Incorporated (“Vigilan”). A provider of assisted living software-as-a-service solutions, Vigilan products allow assisted living communities to monitor and schedule detailed care, manage labor costs, provide accurate billing and maintain regulatory compliance through its comprehensive compliance module. This asset acquisition allowed us to integrate Vigilan with existing senior living software solutions to further expand the RealPage Senior Living product solutions. We acquired Vigilan for a purchase price of $5.0 million consisting of a cash payment of $4.0 million and two additional cash payments of up to $0.5 million each due 12 months and 24 months after the acquisition date. The $1.0 million withheld from the purchase consideration was subject to a downward adjustment if certain revenue targets (a level 3 input) were not met for the six months ended June 30, 2012. Revenue targets were met and the amount was not adjusted. Prior to June 30, 2013, the first additional cash payment of $0.5 million was made. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. All direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
In July 2012, we acquired all of the issued and outstanding shares of Rent Mine Online, Inc. (“RMO”). The acquisition of RMO expanded our resident referral capabilities into the multifamily residential rental housing market. We acquired RMO for a purchase price consisting of a cash payment of $5.5 million at closing, a deferred cash payment of up to $3.5 million and a contingent deferred earn out payment of up to 300,000 shares of our common stock, payable based on the achievement of certain revenue targets on or before December 31, 2014. In addition, the purchase agreement included a conversion option on the contingent common shares, in which the seller can elect to receive, in lieu of common shares, an amount per share equal to the lesser of the average market price or an established threshold, up to one half of the common shares earned. The $3.5 million withheld from the purchase price was subject to a downward adjustment if certain revenue targets (a level 3 input) were not met as of March 31, 2013. The initial fair value for the future cash payment and the common shares and conversion option were $0.2 million and $0.3 million, respectively. These fair values were based on management’s estimate of the fair value of the cash, common shares and conversion option using a probability weighted discount model on the achievement of certain revenue targets. Revenue targets were partially met, and on July 31, 2013, a cash payment of $0.7 million was made, and 22,000 shares of our common stock were issued. As of September 30, 2013, our remaining obligation was $0.7 million due in 2014. This acquisition was financed using cash flows from operations and our common stock. Acquired intangibles were recorded at fair value based on assumptions determined by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangible assets are not deductible for tax purposes. For the three and nine months ended September 30, 2013, we recognized a gain of $0.0 million and a loss of $1.3 million due to changes in the estimated fair values of the contingent cash, respectively. For the three and nine months ended September 30, 2013, we recognized no gain and a loss of $0.3 million due to changes in the common shares and the conversion option, respectively.
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
In July 2011, we acquired Senior-Living.com, Inc., operating under the name SeniorLiving.net (“SLN”). The purchase price included an estimated cash payment payable (acquisition-related contingent consideration). At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.3 million. The fair value was based on management’s estimate of the fair value of the cash using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment has a maximum value of $0.5 million with various revenue targets. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets (a level 3 input). Revenue targets for the first period were met, and a cash payment of $0.3 million was made during the third quarter. We recognized losses of less than $0.1 million for the three and nine months ended September 30, 2013 and 2012, and losses of less than $0.1 million for the three and nine months ended September 30, 2012, due to changes in the estimated fair value of the cash acquisition-related contingent consideration.
In August 2011, we acquired Multifamily Technology Solutions, Inc. (“MTS”), which owns the Internet listing service for rental properties called MyNewPlace. The purchase agreement included a put option on the RealPage restricted common shares, in which, if the average market price of our common shares falls below an established threshold, we would pay the difference between the average market price and the established threshold in cash. We established a liability of $1.2 million for the put option which is based on its estimated fair value at the acquisition date. The fair values of the put option was based on the Black-Scholes option pricing model using inputs consistent with those used in the valuation of our stock options. The liability established for the put option on the restricted common shares was re-evaluated and recorded at an estimated fair value based on the changes in market prices of our common stock (a level 2 input) until its expiration on July 31, 2013. We recognized gains of $0.1 million and $0.3 million as of the three months ended, and gains of $0.2 million and $0.3 million as of nine months ended September 30, 2013 and 2012, respectively, due to changes in the estimated fair value of the put option for restricted common shares.
Pro Forma Results of Acquisitions

The following table presents unaudited actual results of operations for the three months ended September 30, 2013 and pro forma results of operations for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 as if the SFL, RentSentinel, and RMO acquisitions had occurred at the beginning of the periods presented. The pro forma financial information for the nine months ended September 30, 2013 includes the business combination accounting effects resulting from these acquisitions including: interest expense of $0.1 million; tax benefit of $0.8 million; and approximately $1.0 million of amortization charges from acquired intangible assets as though the aforementioned companies were combined as of the beginning of fiscal year 2013. The pro forma financial information for the three and nine months ended September 30, 2012, respectively, includes the business combination accounting effects resulting from these acquisitions including: interest expense of $0.1 million and $0.3 million; tax benefit of $0.6 million and $1.5 million; and approximately $0.8 million and $2.0 million of amortization charges from acquired intangible assets as though the aforementioned companies were combined as of the beginning of fiscal year 2012. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013 Actual	2012 Pro Forma	2013 Pro Forma	2012 Pro Forma
	(in thousands, except per share amounts)
Revenue:
On demand	$94,084	$80,294	$271,103	$229,707
On premise	838	1,226	2,799	3,903
Professional and other	3,149	3,040	8,473	7,916
Total revenue	98,071	84,560	282,375	241,526
Net income (loss)	$12,886	$1,266	$17,325	$(1,082)
Net income (loss) per share:
Basic	$0.17	$0.02	$0.23	$(0.02)
Diluted	$0.17	$0.02	$0.23	$(0.02)
4. Property, Equipment and Software
Property, equipment and software consist of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Leasehold improvements	$17,539	$11,859
Data processing and communications equipment	52,939	43,562
Furniture, fixtures, and other equipment	13,292	11,638
Software	47,216	38,710
	130,986	105,769
Less: Accumulated depreciation and amortization	(82,795)	(73,282)
Property, equipment and software, net	$48,191	$32,487
Depreciation and amortization expense for property, equipment and software was $3.6 million and $3.5 million for the three months ended, and $10.9 million and $10.3 million for the nine months ended September 30, 2013 and 2012, respectively. This includes depreciation for assets purchased through capital leases.
5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the nine months ended September 30, 2013 is as follows:

(in thousands)
Balance at December 31, 2012	$134,025
Goodwill acquired	5,601
Other	(601)
Balance at September 30, 2013	$139,025
Other intangible assets consisted of the following at September 30, 2013 and December 31, 2012:

		September 30, 2013			December 31, 2012
	Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets
Developed technologies	3 years	$38,717	$(28,138)	$10,579	$32,983	$(23,215)	$9,768
Customer relationships	1-10 years	81,613	(30,749)	50,864	77,847	(24,151)	53,696
Vendor relationships	7 years	5,650	(4,562)	1,088	5,650	(4,052)	1,598
Total finite-lived intangible assets		125,980	(63,449)	62,531	116,480	(51,418)	65,062
Indefinite-lived intangible assets
Tradenames		39,573	—	39,573	39,578	—	39,578
Total intangible assets		$165,553	$(63,449)	$102,104	$156,058	$(51,418)	$104,640
Amortization of finite-lived intangible assets was $4.0 million and $4.5 million for the three months ended, and $11.9 million and $13.3 million for nine months ended September 30, 2013 and 2012, respectively.
6. Debt
In December 2011, we entered into an Amended and Restated Credit Agreement (“Restated Agreement”) to amend our credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the credit facility into revolving loans. Revolving loans accrue interest at a per annum rate equal to, at the Company’s option, either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.00 to 0.25% in the case of prime rate loans, based upon the Company’s senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.
In September 2012, we entered into an amendment to the Restated Agreement. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio. All other interest rates and maturity periods remain consistent with the Restated Agreement. Additionally, our capital expenditure limitations were expanded in the amendment.
As of September 30, 2013 and December 31, 2012, we had $0.0 million and $10.0 million outstanding under our revolving line of credit, which approximates its fair value. As of September 30, 2013, $150.0 million was available under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. We had unamortized debt issuance costs of $0.4 million and $0.8 million at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, we were in compliance with our debt covenants.
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
In August 2013, we granted 301,614 options with an exercise price of $21.11 which vest over four years with 75% vesting over 15 quarters and the remaining 25% vesting on the 16th quarter. We also granted 154,559 shares of restricted stock at $21.11 which vest quarterly over four years, 130,110 shares at $21.11 which vest quarterly over one year and 56,000 shares at $21.11 which vest semi-annually over one and one-half to two years. In addition, 30,000 shares of performance restricted stock were granted at $21.11 to certain employees which vest as product specific revenue targets are achieved.
All stock options and restricted stock were granted under the 2010 Equity Plan.
8. Commitments and Contingencies
Lease Commitments
In the first quarter of 2013, we entered into a capital lease agreement for software that expires in 2016. We recognize lease expense on a straight-line basis over the lease term.
The assets under capital lease are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Software	$1,976	$—
Less: Accumulated depreciation and amortization	(423)	—
Assets under capital lease, net	$1,553	$—
Aggregate annual rental commitments at September 30, 2013 under capital lease are as follows:

(in thousands)
2013	$147
2014	587
2015	587
2016	294
Total minimum lease payments	1,615
Less amount representing average interest at 2.2%	(50)
1,565
Less current portion	558
Long-term portion	$1,007
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2013 or December 31, 2012.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of September 30, 2013 or December 31, 2012.
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
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net income	$12,886	$2,113	$18,514	$1,461
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	75,234	72,178	74,597	71,293
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	1,113	2,104	1,303	2,396
Weighted average common shares used in computing diluted net income per share	76,347	74,282	75,900	73,689
Net income per common share:
Basic	$0.17	$0.03	$0.25	$0.02
Diluted	$0.17	$0.03	$0.24	$0.02
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
In the quarter ended September 30, 2013, we were able to conclude that given our improved performance, the realization of our deferred tax assets was more likely than not and accordingly reversed the valuation allowance of approximately $9.1 million and recorded a tax benefit during the period. This benefit was partially offset by tax expense. Our effective income tax rate was (123.3)% and 36.4% for the three months ended and (16.5)% and 32.5% for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rate fluctuated from the statutory rate predominantly due to the impact of permanent differences, including stock compensation, the non-deductibility of contingent consideration, and the reversal of the valuation allowance, in relation to our results of operations before income taxes.
11. Subsequent Events
In October 2013, we acquired substantially all of the operating assets of Windsor Compliance Services, Inc. ("Windsor Compliance") for a purchase price of $2.8 million, which consisted of a cash payment of $1.3 million at closing and additional cash payments of $1.0 million and $0.5 million due 12 months and 24 months after the acquisition date, respectively, which are contingent on Windsor Compliance providing services to a specified number of units on those dates. Windsor Compliance is a firm specializing in compliance with tax credits and regulation for the affordable housing industry. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing due to the pending completion of the valuation of intangible assets.
In October 2013, we acquired all of the issued and outstanding capital stock of MyBuilding Inc. ("MyBuilding") for a purchase price of $7.1 million consisting of a cash payment of $4.5 million at closing, a deferred cash payment of up to $1.5 million payable over two years after the acquisition date and additional cash payments totaling $1.1 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. A provider of software-as-a-service solutions, MyBuilding products facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing due to the pending completion of the valuation of intangible assets.
In October 2013, we acquired all of the membership interest of Active Building, LLC ("Active Building") for a purchase price of $19.8 million, which consisted of a cash payment of $11.3 million at closing, a deferred cash payment of up to $2.0 million payable over three years after the acquisition date, and additional cash payments totaling $6.5 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. A provider of software-as-a-service solutions, Active Building products facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing due to the pending completion of the valuation of intangible assets.

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
Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of September 30, 2013, approximately 8,700 customers used one or more of our on demand software solutions to help manage the operations of approximately 8.7 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2012 by the National Multi Housing Council, based on number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $98.1 million and $83.2 million for the three months ended, and $281.5 million and $236.4 million for the nine months ended September 30, 2013 and 2012, respectively. In the same periods, we had operating income of approximately $6.0 million, $3.7 million, $16.8 million, and $3.8 million, respectively, and net income of approximately $12.9 million, $2.1 million, $18.5 million and $1.5 million, respectively.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 26 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base.
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
In October 2013, we acquired substantially all of the operating assets of Windsor Compliance Services, Inc. ("Windsor Compliance") for a purchase price of $2.8 million, which consisted of a cash payment of $1.3 million at closing and additional cash payments of $1.0 million and $0.5 million due 12 months and 24 months after the acquisition date, respectively. Windsor Compliance is a firm specializing in compliance with tax credits and regulation for the affordable housing industry.
In October 2013, we acquired all of the issued and outstanding capital stock of MyBuilding Inc. ("MyBuilding") for a purchase price of $7.1 million consisting of a cash payment of $4.5 million at closing, a deferred cash payment of up to $1.5 million payable over two years after the acquisition date and a contingent deferred earn out consisting of two additional cash payments totaling $1.1 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. A provider of software-as-a-service solutions, MyBuilding products facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents.
In October 2013, we acquired all of the membership interest of Active Building, LLC ("Active Building") for a purchase price of $19.8 million, which consisted of a cash payment of $11.3 million at closing, a deferred cash payment of up to $2.0 million payable over three years after the acquisition date, and additional cash payments totaling $6.5 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. A provider of software-as-a-service solutions, Active Building products facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents.
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
The following provides a reconciliation of non-GAAP on demand revenue to on demand revenue, our most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
On demand revenue	$94,084	$78,973	$270,231	$224,629
Acquisition-related and other deferred revenue adjustments	1,793	3	1,795	86
Non-GAAP on demand revenue	$95,877	$78,976	$272,026	$224,715
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
Adjusted EBITDA. We define this metric as net income (loss) plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, acquisition-related expense, acquisition-related and other deferred revenue adjustments, certain litigation-related expenses and stock registration costs. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For a reconciliation of Adjusted EBITDA to net income, refer to the table below. Our Adjusted EBITDA grew from approximately $18.8 million and $52.5 million for the three and nine months ended September 30, 2012 to approximately $23.7 million and $65.5 million for the three and nine months ended September 30, 2013 as a result of our efforts to expand market share and increase revenue.

Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Condensed Consolidated Statements of Operations Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenue:
On demand	$94,084	$78,973	$270,231	$224,629
On premise	838	1,226	2,799	3,903
Professional and other	3,149	3,040	8,473	7,916
Total revenue	98,071	83,239	281,503	236,448
Cost of revenue(1)	38,111	32,897	110,815	95,358
Gross profit	59,960	50,342	170,688	141,090
Operating expense:
Product development(1)	13,232	12,274	36,997	35,325
Sales and marketing(1)	25,166	21,792	71,992	57,186
General and administrative(1)	15,554	12,545	44,880	44,794
Total operating expense	53,952	46,611	153,869	137,305
Operating income	6,008	3,731	16,819	3,785
Interest expense and other, net	(236)	(407)	(921)	(1,620)
Income before income taxes	5,772	3,324	15,898	2,165
Income tax expense (benefit)	(7,114)	1,211	(2,616)	704
Net income	$12,886	$2,113	$18,514	$1,461
Net income per share
Basic	$0.17	$0.03	$0.25	$0.02
Diluted	$0.17	$0.03	$0.24	$0.02
Weighted average shares used in computing net income per share
Basic	75,234	72,178	74,597	71,293
Diluted	76,347	74,282	75,900	73,689
(1) Includes stock-based compensation expense as follows:
Cost of revenue	$785	$649	$2,211	$2,088
Product development	1,271	1,116	3,123	3,180
Sales and marketing	2,686	2,653	7,891	4,422
General and administrative	2,994	1,595	7,817	4,627

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(as a percentage of total revenue)
Revenue:
On demand	95.9%	94.8%	96.0%	95.0%
On premise	0.9	1.5	1.0%	1.7
Professional and other	3.2	3.7	3.0%	3.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	38.9	39.5	39.4	40.3
Gross profit	61.1	60.5	60.6	59.7
Operating expense:
Product development	13.5	14.7	13.1	14.9
Sales and marketing	25.7	26.2	25.6	24.2
General and administrative	15.9	15.1	15.9	19.0
Total operating expenses	55.1	56.0	54.6	58.1
Operating income	6.0	4.5	6.0	1.6
Interest expense and other, net	(0.2)	(0.5)	(0.3)	(0.7)
Income before income taxes	5.8	4.0	5.7	0.9
Income tax expense (benefit)	(7.3)	1.5	(0.9)	0.3
Net income	13.1	2.5	6.6	0.6

Three and Nine Months Ended September 30, 2013 compared to Three and Nine Months Ended September 30, 2012
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$94,084	$78,973	$15,111	19.1%	$270,231	$224,629	$45,602	20.3%
On premise	838	1,226	(388)	(31.6)	2,799	3,903	(1,104)	(28.3)
Professional and other	3,149	3,040	109	3.6	8,473	7,916	557	7.0
Total revenue	$98,071	$83,239	$14,832	17.8	$281,503	$236,448	$45,055	19.1
On demand unit metrics:
Ending on demand units	8,730	7,823	907	11.6	8,730	7,823	907	11.6
Average on demand units	8,673	7,680	993	12.9	8,527	7,510	1,017	13.5
Non-GAAP on demand revenue	$95,877	$78,976	$16,901	21.4	$272,026	$224,715	$47,311	21.1
Non-GAAP on demand revenue per average on demand unit	$44.22	$41.13	$3.09	7.5	$42.54	$39.90	$2.64	6.6
The changes in total revenue for the three and nine months ended September 30, 2013 and 2012 are due to the following changes in our three revenue components:

On demand revenue. Our on demand revenue increased for the three and nine months ended September 30, 2013 as compared to same periods in 2012, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our strategic acquisitions.
On premise revenue. On premise revenue decreased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.
Professional and other revenue. Professional and other services revenue increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily due to an increase in revenue from consulting services.
On demand unit metrics. As of September 30, 2013, one or more of our on demand solutions was utilized in the management of 8.7 million rental property units. The increase from September 2012 in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales, marketing efforts to existing customers and our 2012 and 2013 acquisitions which contributed 1.8% to total ending on demand units.
For the three months ended September 30, 2013, annualized non-GAAP on demand revenue per average on demand unit increased compared to the three months ended September 30, 2012, primarily due to improved penetration of our on demand solutions into our customer base.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands)
Cost of revenue	$34,975	$28,971	$6,004	20.7%	$100,397	$83,441	$16,956	20.3%
Depreciation and amortization	3,136	3,926	(790)	(20.1)	10,418	11,917	(1,499)	(12.6)
Total cost of revenue	$38,111	$32,897	$5,214	15.8	$110,815	$95,358	$15,457	16.2
Cost of revenue. The increase in cost of revenue for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to: a $0.6 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $4.7 million increase in personnel expense primarily related to costs to support our growth initiatives; a $0.2 million increase in facilities expense; and a $0.5 million increase in other costs; partially offset by a $0.6 million decrease in non-cash amortization of technology; and a $0.2 million decrease in property and equipment depreciation expense. The decrease in cost of revenue as a percentage of total revenue was primarily the result of leveraging our fixed cost base, which was partially offset by an increase in costs as a result of our 2012 and 2013 acquisitions.
The increase in cost of revenue for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to: a $0.6 million increase from costs related to investments in infrastructure and other support services to support the increased sales of our solutions; a $13.7 million increase in personnel expense primarily related to costs to support our growth initiatives; a $0.7 million increase in facilities expenses; a $2.0 million increase in costs directly attributable to our products and services; partially offset by a $1.3 million decrease in non-cash amortization of technology; and a $0.2 million decrease in property and equipment depreciation expense. The decrease in cost of revenue as a percentage of total revenue was primarily the result of leveraging our fixed cost base, which was partially offset by an increase in costs as a result of our 2012 and 2013 acquisitions.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands)
Product development	$12,484	$11,546	$938	8.1%	$34,862	$33,411	$1,451	4.3%
Depreciation and amortization	748	728	20	2.7	2,135	1,914	221	11.5
Total product development expense	$13,232	$12,274	$958	7.8	$36,997	$35,325	$1,672	4.7
Product development. The increase in product development expense for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to: a $0.4 million increase in personnel expense; a $0.3 million increase in consulting fees; and a $0.3 million increase in facilities and other product development related expenses.
The increase in product development expense for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to: a $0.5 million increase in facilities expenses; a $0.7 million increase in personnel expense; a $0.2 million increase in depreciation expense; and a $0.3 million increase in consulting fees.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands)
Sales and marketing	$22,317	$19,153	$3,164	16.5%	$64,170	$49,250	$14,920	30.3%
Depreciation and amortization	2,849	2,639	210	8.0	7,822	7,936	(114)	(1.4)
Total sales and marketing expense	$25,166	$21,792	$3,374	15.5	$71,992	$57,186	$14,806	25.9
Sales and marketing. The increase in sales and marketing expense for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to: a $1.1 million increase in marketing program expense, primarily related to an increase in SEO and SEM activity; a $1.5 million increase in personnel expense related to the increase of sales force head count as a result of our overall company growth; a $0.3 million increase in amortization expense; and a $0.5 million increase in other general sales and marketing expenses.
The increase in sales and marketing expense for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to: an increase of $3.5 million in stock-based compensation due to certain performance-based restricted stock awards that were previously expected to vest and were adjusted in 2012; a $1.9 million increase in marketing program expense, primarily related to an increase in SEO and SEM activity; a $7.0 million increase in personnel expense related to sales personnel added as a result of our overall company growth; a $0.6 million increase in information technology expenses; a $0.6 million increase in travel related expenses; and a $1.2 million increase in other general sales and marketing expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands)
General and administrative	$14,682	$11,893	$2,789	23.5%	$42,432	$42,879	$(447)	(1.0)%
Depreciation and amortization	872	652	220	33.7	2,448	1,915	533	27.8
Total general and administrative expense	$15,554	$12,545	$3,009	24.0	$44,880	$44,794	$86	0.2
General and administrative. The increase in general and administrative expense for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to: a $1.7 million increase in personnel expense related to our overall company growth; a $0.2 million increase in depreciation expense; a $1.4 million increase in stock-based compensation; and a $0.5 million increase from fair value adjustment of acquisition-related liabilities; partially offset by a $0.8 million decrease in professional fees.

The increase in general and administrative expense for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to a $3.1 million increase in personnel expense related to our overall company growth; a $0.5 million increase in depreciation expense; a $3.2 million increase in stock-based compensation; a $1.7 million increase from fair value adjustment of acquisition-related liabilities; a $0.4 million increase in information technology expense; a $0.3 million increase in consulting fees and a $0.4 million increase in other general and administrative expenses. This increase was partially offset by: a $8.9 million decrease in litigation expense related to fees and the accrual of the settlement of the Yardi litigation in 2012; and a $0.6 million decrease in professional fees. Refer to Part II, Item 1, “Legal Proceedings” for further information regarding the litigation settlement.

Interest Expense and Other, Net
The decrease in interest expense and other, net for the three months ended September 30, 2013, as compared to the same period in 2012, was due to a decrease in interest expense as a result of lower debt balances.
The decrease in interest expense and other, net for the nine months ended September 30, 2013, as compared to the same period in 2012, was primarily due to a decrease in interest expense as a result of lower debt balances partially offset by an increase in interest expense related to amounts due certain municipalities. See “Long-Term Debt Obligations” for further information regarding our Amended and Restated Credit Agreement.

Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. In the quarter ended September 30, 2013, we were able to conclude that given our improved financial performance, the realization of our deferred tax assets was more likely than not and accordingly reversed the valuation allowance of approximately $9.1 million and recorded a tax benefit during the period. This benefit was partially offset by tax expense. Our effective income tax rate was (123.3)% and 36.4% for the three months ended and (16.5)% and 32.5% for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rate fluctuated from the statutory rate predominantly due to the impact of permanent differences, including stock compensation, the non-deductibility of contingent consideration, and the reversal of the valuation allowance, in relation to our results of operations before income taxes.
Reconciliation of Non-GAAP Financial Measures
We define Adjusted EBITDA as net income plus depreciation and asset impairment, amortization of intangible assets, interest expense, net, income tax expense (benefit), stock-based compensation expense, acquisition-related expense, acquisition-related and other deferred revenue adjustments, certain litigation-related expenses and stock registration costs. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•
it is useful to exclude certain non-cash charges, such as depreciation and asset impairment, amortization of intangible assets and stock-based compensation and non-core operational charges, such as acquisition-related expense, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be; and

•
it is useful to include deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience determining the settlement of the contractual obligations in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense.

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

The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$12,886	$2,113	$18,514	$1,461
Acquisition-related and other deferred revenue	1,793	3	1,795	86
Depreciation, asset impairment and loss on sale of asset	3,400	3,416	10,486	10,018
Amortization of intangible assets	4,242	4,537	12,647	14,051
Interest expense, net	236	518	1,199	1,734
Income tax expense (benefit)	(7,114)	1,211	(2,616)	704
Litigation related expense	278	860	331	9,759
Stock-based compensation expense	7,736	6,013	21,042	14,317
Acquisition-related expense (income)	288	(572)	2,113	(256)
Stock Registration Costs	$—	$668	$—	$668
Adjusted EBITDA	$23,745	$18,767	$65,511	$52,542

Liquidity and Capital Resources
Our primary sources of liquidity as of September 30, 2013 consisted of $44.0 million of cash and cash equivalents, $150.0 million available under our revolving line of credit and $41.9 million of current assets less current liabilities (excluding $44.0 million of cash and cash equivalents and $61.3 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures, acquisitions and to service our debt obligations. We expect that working capital requirements, capital expenditures and acquisitions will continue to be our principal needs for liquidity over the near term. In addition, as of September 30, 2013, we made several acquisitions in which a portion of the cash purchase price is payable at various times through 2014. In October 2013, subsequent to quarter end, we made acquisitions in which a portion of the cash purchase price is payable at various times through 2015. We expect to fund these obligations from cash provided by operating activities or, in some cases, the issuance of shares of our common stock at our election.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents) and our cash flow from operations, will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. As of December 31, 2012, we had federal and state net operating loss carryforwards of $176.4 million and $6.4 million, respectively. These carryforwards may be available to offset potential payments of future federal and state income tax liabilities and, if unused, expire at various dates through 2031 for both federal and state income tax purposes.
The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$51,609	$41,155
Net cash used in investing activities	(33,132)	(28,549)
Net cash used in financing activities	(8,265)	(27,659)
Net Cash Provided by Operating Activities
In the nine months ended September 30, 2013, cash from operating activities consisted of a net income of $18.5 million, net non-cash charges of $44.2 million, and acquisition-related contingent consideration of $1.3 million, partially offset by a deferred tax benefit of $4.9 million resulting from the reversal of the valuation allowance and decreases in working capital of $7.5 million. Net non-cash charges to income increased $5.8 million or 15.1%, compared to the same period in 2012, and primarily consisted of depreciation, amortization and stock-based compensation expense. The cash outflow resulting from the changes in working capital was primarily due to changes in litigation accruals and accrued compensation, offset by decreases in other assets and accounts payable.
Net Cash Used in Investing Activities
In the nine months ended September 30, 2013, investing activities consisted of acquisition-related payments of $10.3 million primarily related to Seniors for Living and RentSentinel acquisitions, $0.6 million intangible asset purchase and $22.2 million of capital expenditures. Capital expenditures during the nine months ended September 30, 2013 were primarily related to investments in technology infrastructure to support our growth initiatives.

Net Cash Used in Financing Activities
Cash used in financing activities during the nine months ended September 30, 2013 was primarily due to payments of $10.0 million on our revolving line of credit, capital lease payments of $0.4 million, and $1.5 million in payments of acquisition-related contingent consideration offset by net proceeds of $3.7 million from stock issuances under our stock based compensation plans.

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
We had cash and cash equivalents of $44.0 million million and $33.8 million at September 30, 2013 and December 31, 2012, respectively.
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
We had no outstanding debt at September 30, 2013 and $10.0 million at December 31, 2012. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

•	changes in our pricing policies or those of our competitors or new competitors;

•	changes in local economic, political and regulatory environments of our international operations;

•	the variable nature of our sales and implementation cycles;

•	general economic, industry and market conditions in the rental housing industry that impact the financial condition of our current and potential customers;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions, data or document losses or security breaches;

•	Internet usage trends among consumers, and the methodologies internet search engines utilized to direct those consumers to websites such as our LeaseStar product family;

•	our ability to hire and retain qualified key personnel, including the rate of expansion of our sales force and IT department;

•	our ability to get ahead of external forces and emergence of new technologies and products;

•	our ability to enter into new markets;

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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 922 as of December 31, 2008 to 3,320 as of September 30, 2013. We increased our number of on demand customers from 2,669 as of December 31, 2008 to approximately 8,700 as of September 30, 2013. We increased the number of on demand product centers that we offer from 29 as of December 31, 2008 to 51 as of September 30, 2013. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

•	successfully supporting and maintaining a broad range of current and emerging solutions;

•	maintaining continuity in our senior management and key personnel;

•	attracting, retaining, training and motivating our employees, particularly technical, customer service and sales personnel;

•	enhancing our financial and accounting systems and controls;

•	enhancing our information technology infrastructure, processes and controls; and

•	managing expanded operations in geographically dispersed locations.

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
We manage a complex platform of solutions that consists of our property management solutions, integrated software-enabled value-added services and web-based advertising and lease generation services. Many of our solutions include a large number of product centers that are highly integrated and require interoperability with other RealPage products, as well as products and services of third-party service providers. Additionally, we typically deploy new releases of the software underlying our on demand software solutions on a bi-weekly, monthly or quarterly schedule, depending on the solution. Due to this complexity and the condensed development cycles under which we operate, we may experience errors in our software, corruption or loss of our data or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our customers, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.
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
Historically, our on demand units managed by our customers have renewed at a rate of 95.4% based on an average of the last two years ending September 30, 2013.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of Vigilan, Inc. in January 2012, RentMineOnline, Inc. in July 2012, Seniors for Living, Inc. in February 2013, RentSentinel and RentSocial in March 2013, and Windsor Compliance Services, Inc., MyBuilding Inc., and Active Building, LLC in October 2013. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

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

•	difficulties in complying with new markets or regulatory standards to which we were not previously subject;

•	delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire; and

•	adverse effects of acquisition activity on the key performance indicators we use to monitor our performance as a business.
Our current acquisition strategy includes the acquisition of companies that offer property management systems or other systems that may not interoperate with our software-enabled value-added services. In order to integrate and fully realize the benefits of such acquisitions, we expect to build application interfaces that enable such customers to use a wide range of our solutions while they continue to use their legacy management systems. In addition, over time we expect to migrate each acquired company’s customers to our on demand property management solutions to retain them as customers and to be in a position to offer them our solutions on a cost-effective basis. These efforts may be unsuccessful or entail costs that result in losses or reduced profitability.
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
Our competitors vary depending on our product and service. In the market for accounting software we compete with Yardi, MRI Software LLC, Property Solutions International, Inc. (“Property Solutions”), AMSI Property Management (owned by Infor Global Solutions, Inc.), Intacct Corp, NetSuite Inc., Intuit Inc, Oracle Corporation, PeopleSoft and JD Edwards (each owned by Oracle Corporation), SAP AG, Microsoft Corporation, AppFolio Inc. and various smaller providers of accounting software. High costs are typically associated with switching an organization’s accounting software. In the market for property management software, we face competitive pressure from Yardi and its Voyager products, AMSI Property Management (owned by Infor Global Solutions, Inc.), Boston Post (acquired by MRI Software LLC), Jenark (owned by CoreLogic), Entrata (a division of Property Solutions), ResMan and MRI Software LLC. In the single-family market, our accounting and property management systems primarily compete with Yardi, AppFolio Inc., Intuit Inc., DIY Real Estate

Solutions (acquired by Yardi), Buildium, LLC, Rent Manager (owned by London Computer Systems, Inc.) and Property Boss Solutions, LLC.
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
In the customer relationship management (“CRM”) market, we compete with providers of contact center and call tracking services, including LeaseHawk LLC, Yardi, Property Solutions International, Inc., and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including LeaseHawk LLC, Lead Tracking Solutions (acquired by Yardi) and Who’s Calling, Inc. In addition, we compete with content syndication providers VaultWare (owned by MRI Software LLC) and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions, G5 Search Marketing, Inc., Spherexx.com, and Yardi. Certain Internet listing services also offer websites for their customers, usually as a free value add to their listing service.
In the marketing and web portal services market, we compete with G5 Search Marketing, Inc., Spherexx LLC, ReachLocal, Inc., Property Solutions, Yodle, Inc., Yardi and many local or regional advertising agencies.
In the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of Primedia Inc.), Rent.com (owned by Primedia, Inc.), Apartments.com (a division of Classified Ventures, LLC), Apartment Finder (a division of Network Communications, Inc.), Move, Inc., Property Solutions, Trulia, Inc., Rent Café (a division of Yardi), Zillow and many other companies in regional areas.
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
In the market for multi-family housing market research, we compete with Reis, Inc., Axiometrics, Inc., Pierce-Eislen, Inc. (owned by Yardi), CoStar Group, Inc. and Portfolio Research, Inc.
In the spend management market, we compete with Yardi, AvidXchange, Inc., Nexus Systems, Inc., Ariba, Inc., Oracle Corporation, Buyers Access LLC, PAS Purchasing Solutions and ESS Technologies LLC .
In the payment processing market, we compete with Chase Paymentech Solutions, LLC (a subsidiary of JPMorgan Chase & Co.), First Data Corporation, Fiserv, Inc., MoneyGram International, Inc., NWP Services Corporation, Property Solutions, PayLease LLC, RentPayment.com (a subsidiary of Yapstone, Inc.), Yardi, a number of national banking institutions and those that take payments directly from tenants.
In the Affordable housing compliance and audit services market, we compete with Zeffert and Associates, Inc., Preferred Compliance Solutions, Inc., and Spectrum Enterprises, Inc.
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
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. (the “Yardi Lawsuit”). We answered and filed counterclaims against Yardi, and on July 1, 2012, RealPage and Yardi entered into a comprehensive settlement of all outstanding litigation between them, and the lawsuit was dismissed. As part of the settlement, Yardi and RealPage granted each other perpetual licenses and rights to substantially expanded interfaces so that clients can experience a more full-featured integration between RealPage and Yardi applications. The parties also established ongoing testing environments to facilitate efficient operation of the interfaces. In addition, Yardi granted RealPage a license to certain patents. Under the settlement, RealPage will continue providing hosting services for Yardi software for current clients for four more years. RealPage also agreed to stop offering hosting services for Yardi software to new customers and to stop providing support or implementation services for Yardi software. While we believe that this settlement comprehensively addressed the matters underlying our dispute with Yardi, if Yardi and other competitors do not cooperate with us, alter their applications in ways that inhibit or restrict the integration of our solutions or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications and we are not able to find alternative ways to integrate our solutions with our competitors’ applications, our business would be harmed.
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
The operation and marketing of multitenant real estate developments is likely to become more dependent upon the use of and integration with social media platforms as communities attempt to reach their current and target customers through applications, such as Facebook, Twitter, LinkedIn and other current and emerging social applications. The use of these applications necessarily involves the disclosure of personal information by individuals participating in social media, and the corresponding utilization of such personal information by our products and services via integration programs and data exchanges. The regulatory framework for social media privacy and security issues is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies on social media platforms have recently come under increased public scrutiny as various government agencies and consumer groups have called for new regulation and changes in industry practices. We are also subject to each social media platform’s terms and conditions for application development and integration, which may be modified, restricted, or otherwise changed to the detriment of our operations.
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
The software applications underlying our solutions are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have, from time to time, found defects in the software applications underlying our solutions, and new errors in our existing solutions may be detected in the future. Any errors or defects that cause performance problems or service interruptions could result in:

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
If our security measures are breached and unauthorized access is obtained to our software platform and infrastructure, or our customers’ or their residents’ or prospects’ data, we may incur significant liabilities, third parties may misappropriate our intellectual property, our solutions may be perceived as not being secure and customers may curtail or stop using our solutions.
Maintaining the security of our software platform and service infrastructure is of paramount importance to us and our customers, and we devote significant resources to this effort. Breaches of the security measures we take to protect our software platform and service infrastructure and our and our customers’ confidential or proprietary information that is stored on and transmitted through those systems could disrupt and compromise the security of our internal systems and on-demand applications, impair our ability to provide products and services to our customers and protect the privacy of their data, compromise our confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property, or otherwise adversely affect our business.
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
There can be no certainty that the measures we have taken to protect our software platform and service infrastructure, our confidential and proprietary information, and the privacy and integrity of our customers’ and their current or prospective residents’ and business partners’ data are adequate to prevent or remedy unauthorized access to our system. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Experienced computer programmers seeking to intrude or cause harm, or hackers, may attempt to penetrate our service infrastructure from time to time. Hackers may consist of sophisticated organizations, competitors, governments or individuals who launch targeted attacks to gain unauthorized access to our systems. A hacker who is able to penetrate our service infrastructure could misappropriate proprietary or confidential information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to remedy, problems caused by hackers, and we may not have a timely remedy against a hacker who is able to penetrate our service infrastructure. In addition to purposeful breaches, inadvertent actions or the transmission of computer viruses could expose us to security risks. If an actual or perceived breach of our security occurs or if our customers and potential customers perceive vulnerabilities, the market perception of the effectiveness of our security measures could be harmed, we could lose sales and customers and our business could be materially harmed.
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
Our future success is substantially dependent on the continued use of the Internet and mobile technology as effective media of business and communication by our customers and consumers. Internet and mobile technology use may not continue to develop at historical rates, and consumers may not continue to use the Internet or mobile technology as media for information exchange or we may not keep up with the latest technology. Further, these media may not be accepted as viable long-term outlets for rental housing information for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. If consumers begin to access rental housing information through other media and we fail to innovate, our business may be negatively impacted.
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
In December 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Comerica Bank and the other lenders party thereto (“Restated Agreement”) to amend and restate our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original agreement into revolving loans. As of September 30, 2013, we had no debt outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. In September 2012, we entered into an amendment to the Restated Agreement. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio and all other terms of the Restated Agreement remain unchanged. Our interest expense for the credit facility was approximately $0.2 million and $0.3 million for the three months ended and $0.5 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.
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
Government regulation of the rental housing industry, and services provided to the rental housing industry, including background screening services, utility billing, Affordable housing compliance and audit services, insurance and payments, the Internet and e-commerce is evolving, and changes in regulations or our failure to comply with regulations could harm our operating results.
The rental housing industry is subject to extensive and complex federal, state and local regulations. Our services and solutions must work within the extensive and evolving regulatory requirements applicable to our customers and third-party service providers, including, but not limited to, those under the Fair Credit Reporting Act, the Fair Housing Act, the Deceptive Trade Practices Act, the Drivers Privacy Protection Act, the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the United States Tax Reform Act of 1986 (TRA86), which is an IRS law governing tax credits, the Privacy Rules, Safeguards Rule and Consumer Report Information Disposal Rule promulgated by the Federal Trade Commission, or FTC, the regulations of the United States Department of Housing and Urban Development, or HUD, HIPAA/HITECH, rules and regulations of the Consumer Financial Protection Bureau (CFPB) and complex and divergent state and local laws and regulations related to data privacy and security, credit and consumer reporting, deceptive trade practices, discrimination in housing, utility billing and energy and gas consumption. These regulations are complex, change frequently and may become more stringent over time. Although we attempt to structure and adapt our solutions and service offerings to comply with these complex and evolving laws and regulations, we may be found to be in violation. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative and other enforcement actions as well as class action lawsuits or demands for client reimbursement. Additionally, many applicable laws and regulations provide for penalties or assessments on a per occurrence basis. Due to the nature of our business, the type of services we provide and the large number of transactions processed by our solutions, our potential liability in an enforcement action or class action lawsuit could be significant. In addition, entities such as HUD, the FTC and the CFPB have the authority to promulgate rules and regulations that may impact our customers and our business. We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our on demand software solutions.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 35.9% of our common stock as of September 30, 2013. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 34.1% of our common stock as of September 30, 2013. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
As of September 30, 2013, we had 77,746,287 shares of common stock outstanding. Of these shares, 74,194,882 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of September 30, 2013, holders of 26,530,657 shares, or approximately 34.1%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.
In addition, we have registered approximately 22,134,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,153,922 shares were eligible for sale upon the exercise of vested options as of September 30, 2013.
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
Date: November 12, 2013

RealPage, Inc.

By	/s/ Timothy J. Barker
Timothy J. Barker
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010	10-Q	11/5/2010	4.4
4.5	Registration Rights Agreement among the Registrant and certain stockholders, dated August 24, 2011	10-Q	11/8/2011	4.5
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
101.INS	Instance†				X
101.SCH	Taxonomy Extension Schema†				X
101.CAL	Taxonomy Extension Calculation†				X
101.LAB	Taxonomy Extension Labels†				X
101.PRE	Taxonomy Extension Presentation†				X
101.DEF	Taxonomy Extension Definition†				X

*	Furnished herewith

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