Form 10-K
period 2013-12-31
REALPAGE INC
filed 2014-03-03
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________
FORM 10-K
  ___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34846

___________________________________________
RealPage, Inc.
(Exact name of registrant as specified in its charter)
 ___________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 28, 2013, the aggregate market value of its shares held by non-affiliates on that date was approximately $909,738,000. For purposes of this calculation, the registrant assumed that all 5% holders, directors and executive officers of the registrant are affiliates. On February 14, 2014, 78,124,539 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its fiscal 2013 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this Annual Report on Form 10-K are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” or “would” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this document in greater detail under the heading “Risk Factors.” We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors” included in this Annual Report on Form 10-K, as well as any other cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K could harm our business.
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
Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of December 31, 2013, over 8,700 customers used one or more of our on demand software solutions to help manage the operations of approximately 9.0 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2013 by the National Multi Housing Council, based on number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $377.0 million, $322.2 million and $258.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. In the same periods, we had operating income of approximately $21.6 million, $11.4 million and $1.8 million, respectively, and net income (loss) of approximately $20.7 million, $5.2 million and $(1.2) million, respectively.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 27 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base.
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
The ubiquitous nature of the Internet, widespread broadband adoption and improved network reliability and security has enabled the deployment and delivery of business-critical applications online. The on demand delivery model is substantially more cost-effective than traditional on premise software solutions that generally have higher deployment and support costs and require the customer to purchase and maintain the associated servers, storage, networks, security and disaster recovery solutions.
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
Large and growing ecosystem of property owners, managers, prospects, residents and service providers. Through December 31, 2013, we have established a customer base of over 8,700 customers who use one or more of our on demand software solutions to help manage the operations of approximately 9.0 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2013 by the National Multifamily Housing Council, based on number of units managed. Our solutions automate and streamline many of the recurring transactions and interactions among this large and expanding ecosystem of property owners and managers, prospects, residents and service providers, including prospect inquiries, applications, monthly rent payments and service requests. As the number of constituents of our ecosystem increases, the volume of data in our common data repository and its value to the constituents of our ecosystem grows.
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
Pursue acquisitions of complementary businesses, products and technologies. Since July 2002, we have completed 27 acquisitions that have enabled us to expand our platform, enter into new rental property markets and expand our customer base. We intend to continue to selectively evaluate opportunities to acquire businesses and technologies that may help us accomplish these and other strategic objectives.

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
We offer different versions of our platform for different types of properties. For example, our platform supports the specific and distinct requirements of:

•	conventional single-family properties (four units or less);

•	conventional multi-family properties (five or more units);

•	affordable Housing and Urban Development, or HUD, properties;

•	affordable tax credit properties;

•	rural housing properties;

•	privatized military housing;

•	commercial;

•	student housing;

•	senior living; and

•	vacation rentals.

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
OneSite
OneSite is our flagship on demand property management solution for multi-family properties. OneSite includes 13 individual product centers. Seven versions of OneSite are tailored to the specific needs of conventional multi-family, affordable HUD(1), affordable tax credit, rural housing, privatized military housing, student housing and commercial.

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
(1) In October 2013, we acquired Windsor Compliance Services, which is a separate product center for affordable compliance monitoring services.
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
Other Property Management Solutions
We also offer three additional on premise property management solutions —Tenant Pro, Spectra and i-CAM. Tenant Pro serves the needs of small conventional properties. Spectra is a conventional apartment and commercial modular property management solution that serves both the U.S. and the Canadian markets. i-CAM property management software automates and streamlines rental activities for affordable housing.
Tenant Pro, Spectra, and i-CAM were acquired in February 2010. Over time, many of our customers of these on premise property management solutions are migrating to our on demand OneSite, Propertyware or i-CAM solutions; however, we will continue to support our on premise property management solutions for the foreseeable future and integrate our software-enabled value-added services into them.
Collectively, our on premise property management systems represented 1.0% of our total revenue in 2013 and we expect that our on premise property management systems will continue to represent less than 5% of our total revenue in 2014.
Software-Enabled Value-Added Services

In addition to property management solutions, we offer software-enabled value-added services consisting of seven product families and 37 product centers that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. Our software-enabled value-added services are tightly integrated with our OneSite property management system, and we are actively integrating them with our other property management solutions.
LeaseStar (Multichannel Managed Marketing)
The LeaseStar product family is a comprehensive online marketing solution that works to maximize a property's leads to reduce costs per lease. It utilizes technology to facilitate apartment marketing, including: apartment website design, search engine optimization (SEO), online leasing, apartment lead management, social media, Internet listing services, classified posting tools, and an off-site leasing staff with a 24/7 contact center.

Product Center	Key Functionality
LeaseStar Web Sites
Expert property web site design with search engine optimized content (including descriptions, high-resolution photography, video or animated tours, 3D floor plans and interactive site maps), mobile applications and online leasing solutions.

LeaseStar SEO	LeaseStar SEO services can increase traffic to property websites, resulting in additional inquiries, leads and leases.

LeaseStar Social
Enables users to obtain referral leases and brand awareness through resident referrals, reputation management, sharing and surveys, and uses real-time reporting to help build stronger community at properties.

MyNewPlace
Internet Listing Service with professional photography, 3D floor plans, SEO optimized descriptions, neighborhood information and premium placement on rental housing Internet listing service MyNewPlace.com.

LeaseStar Posting and Syndication Services	Syndication solutions ensure content consistency across multiple online advertising channels. Campaign services include creation of custom listings, campaign analysis and reporting.

Lead2Lease	Lead management enables customers to track all lead sources, whether originated by phone, email or through the Internet.

LeaseStar Contact Center (1)
Provides call, email and chat routing technology and agent staffing on a permanent or overflow basis to answer phone calls and emails from prospects or residents. Includes an additional product center that has call tracking functionality for lead management.

Online Leasing	Enables owners and managers to utilize transaction widgets on their property web site for checking availability, generating a price quote, applying for residency and leasing an apartment online.

Resident Portal(2)	Provides a web site portal that enables residents to view community events, enter or check the status of service requests, review statements, pay rent online and renew leases.

(1)
In November 2010, we acquired substantially all of the assets of Level One, a leading on demand apartment leasing center in the United States. We have integrated Level One with our LeaseStar product family and continue to utilize the Level One brand.

(2)
In October 2013, we acquired MyBuilding, Inc. and Active Building, LLC, which combine as a separate product center within our Resident Portal solution intended for use by multifamily property managers, condominiums and home owners' associations.

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

MPF Research
Provides multi-family housing market research through a well-established and trusted name in multi-family market intelligence. The MPF Research database includes monthly and quarterly information on occupancy and rents for approximately 49,000 rental housing properties in the United States representing 317 MPF Research defined market areas as of December 2013.

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

OpsInvoice	Provides an on demand invoice management solution that centralizes the processing of both electronic and paper invoices across the owner’s or manager’s portfolio.

OpsBid	Provides an on demand eProcurement system, bid management and workflow to manage all documents associated with capital construction and rehab projects.

Strategic Purchasing Advisory Services	Offers negotiated discounts for selected vendors across several major purchasing categories for owners and managers that are too small to negotiate volume discounts.

Compliance Depot	Provides vendor compliance management including liability insurance verification and certificate management, background checks and business licensing through a credentialed vendor network.
Shared Cloud Services

We offer shared cloud services that are tightly integrated with our property management systems and software-enabled valued added services.

Product Center	Key Functionality
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

Product Center	Key Functionality
Care Management	Enables clinical staff to measure the changing acuity of senior residents, as well as a staffing plan to accurately price the delivery of care.

Community Management
Powered by OneSite Senior, enables senior living owners and managers to meet the unique needs of the senior living market, with modules for accounting, census and billing, electronic payments, purchasing and facilities.

Marketing Management
Provides cost-effective marketing solutions, including lead tracking and contact center services and a placement network of care advisors powered by SeniorLiving.Net, OurParents.com, MyNewPlace.com, SeniorsForLiving.com and affiliated web sites.

The RealPage Cloud
We operate a robust application infrastructure, marketed to our customers as The RealPage Cloud, which supports the delivery of our solutions and also allows owners and managers to outsource portions of their IT operations. The RealPage Cloud operates over four redundant 10 GBPS dedicated fiber links connecting data centers containing hundreds of servers and multiple storage area networks. This architecture makes it possible to expand the data center incrementally with little or no disruption as more users or additional applications are added. The RealPage Cloud consists of more than 5,217 virtual servers, 413 physical servers and approximately 2.3 petabytes of data.
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

As of December 31, 2013, we employed approximately 110 professionals who are responsible for maintaining data security, integrity, availability, performance and business continuity in our cloud computing facilities. We annually obtain a SSAE 16 SOC 1 audit on a specified set of controls. Certain customers conduct separate business continuity audits of their own.
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
Product Development
We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product testing and quality assurance testing, improving core technology and strengthening our technological expertise in the rental housing industry. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution. As of December 31, 2013, our product development group consisted of 339 employees in the United States and 279 employees located in India, Canada and the Philippines. Product development expense totaled $50.6 million, $48.2 million and $43.4 million for 2013, 2012 and 2011, respectively.
Sales and Marketing
We sell our software and services through our direct sales organization. As of December 31, 2013, we employed over 200 sales representatives. We organize our sales force by geographic region, size of our prospective customers and property type. This focus provides a higher level of service and understanding of our customers’ unique needs. Our typical sales cycle with a prospective customer begins with the generation of a sales lead through Internet marketing, telesales efforts, trade shows or other means of referral. The sales lead is followed by an assessment of the prospective customer’s requirements, sales presentations and product demonstrations. Our sales cycle can vary substantially from customer to customer, but typically requires three to six months for larger customers and one to six weeks for smaller customers.
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
Customers
We are committed to developing long-term customer relationships and working closely with our customers to configure our solutions to meet the evolving needs of the rental housing industry. Our customers include REITs, leading property management companies, fee managers, regionally based owner operators and service providers. As of December 31, 2013, we had over 8,700 customers who used one or more of our on demand software solutions to help manage the operations of approximately 9.0 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2013 by the National Multifamily Housing Council, based on number of units managed. For the years ended December 31, 2013, 2012 and 2011, no one customer accounted for more than 4% of our revenue.
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
Competition

We face competition primarily from point solution providers including traditional software vendors and other on demand software providers. To a lesser extent, we also compete with internally developed and maintained solutions. Our competitors vary depending on our solution. Our current principal competitors include:

•
in the ERP market, Yardi Systems, Inc. ("Yardi"), MRI Software LLC, Property Solutions International, Inc. (“Property Solutions”), AMSI Property Management (owned by Infor Global Solutions, Inc.), Intacct Corp, NetSuite Inc., Intuit Inc, Oracle Corporation, PeopleSoft and JD Edwards (each owned by Oracle Corporation), SAP AG, Microsoft Corporation, AppFolio Inc. and various smaller providers of accounting software;

•
in the property management software market, Yardi and its Voyager products, AMSI Property Management (owned by Infor Global Solutions, Inc.), Boston Post (acquired by MRI Software LLC), Jenark (owned by CoreLogic), Entrata (a division of Property Solutions), ResMan and MRI Software LLC;

•
in the single-family market, Yardi, Buildium LLC, AppFolio Inc., Intuit Inc., DIY Real Estate Solutions (acquired by Yardi), Buildium, LLC, Rent Manager (owned by London Computer Systems, Inc.) and Property Boss Solutions, LLC;

•
in the market for vertically-integrated cloud computing for multi-family real estate owners and property managers, our only substantial competition is from Yardi. We also compete with cloud computing service providers such as Amazon.com Inc., Rackspace Hosting Inc., International Business Machines Corp. and many others;

•
in the applicant screening market, LexisNexis (a subsidiary of Reed Elsevier Group plc), Property Solutions, CoreLogic, Inc. (formerly First Advantage Corporation, an affiliate of The First American Corporation), TransUnion Rental Screening Solutions, Inc. (a subsidiary of TransUnion LLC), Resident Check Inc., Yardi, On-Site.com and many other smaller regional and local screening companies

•
in the insurance market, our principal competitors are Assurant, Inc., Bader Company, CoreLogic, Inc., Property Solutions, Yardi and a number of national insurance underwriters (including GEICO Corporation, The Allstate Corporation, State Farm Fire and Casualty Company, Farmers Insurance Exchange, Nationwide Mutual Insurance Company and United Services Automobile Association) that market renters insurance;

•
In the customer relationship management (“CRM”) market, we compete with providers of contact center and call tracking services, including LeaseHawk LLC, Yardi, Property Solutions International, Inc., and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including LeaseHawk LLC, Lead Tracking Solutions (acquired by Yardi) and Who’s Calling, Inc. In addition, we compete with content syndication providers VaultWare (owned by MRI Software LLC) and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions, G5 Search Marketing, Inc., Spherexx.com, and Yardi. Certain Internet listing services also offer websites for their customers, usually as a free value add to their listing service;

•
in the marketing and web portal services market, we compete with G5 Search Marketing, Inc., Spherexx LLC, ReachLocal, Inc., On-Site.com, Property Solutions, Yodle, Inc., Yardi and many local or regional advertising agencies;

•
in the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of Primedia Inc.), Rent.com (owned by Primedia, Inc.), Apartments.com (a division of Classified Ventures, LLC), Apartment Finder (a division of Network Communications, Inc.), Move, Inc., Property Solutions, Trulia, Inc., Rent Café (a division of Yardi), Zillow and many other companies in regional areas;

•
in the Senior Living market, we compete against A Place for Mom, Inc., Care.com, Inc., Caring, Inc., Eldermark, Care Patrol Franchise Systems, LLC, Yardi, Aging with Grace, LLC, SeniorHousingNet.com (owned by Move, Inc.), G5 Search Marketing Inc., SeniorHomes.com (owned by Moseo, Corp.), The Right Click LLC, ALMSA Corporation and many other regionally focused companies;

•
in the utility billing and energy management market, we compete at a national level with American Utility Management, Inc., Conservice, LLC, Yardi (following its acquisitions of ista North America and Energy Billing Systems, Inc.), Property Solutions, Ocius LLC, NWP Services Corporation and Minol USA, L.P. Many other smaller utility billing companies compete for smaller rental properties or in regional areas;

•	in the revenue management market, we compete with Property Solutions, The Rainmaker Group, Inc. and Yardi;

•	in the market for multi-family housing market research, we compete with Reis, Inc., Axiometrics, Inc., Pierce-Eislen, Inc. (owned by Yardi), CoStar Group, Inc. and Portfolio Research, Inc;

•	in the spend management market, we compete with Yardi, AvidXchange, Inc., Nexus Systems, Inc., Ariba, Inc., Oracle Corporation, Buyers Access LLC, PAS Purchasing Solutions and ESS Technologies LLC;

•
in the payment processing market, we compete with Chase Paymentech Solutions, LLC (a subsidiary of JPMorgan Chase & Co.), First Data Corporation, Fiserv, Inc., MoneyGram International, Inc., NWP Services Corporation, Property Solutions, On-Site.com, PayLease LLC, RentPayment.com (a subsidiary of Yapstone, Inc.), Yardi, a number of national banking institutions and those that take payments directly from tenants;

•
in the Affordable housing compliance and audit services market, we compete with Zeffert and Associates, Inc., Preferred Compliance Solutions, Inc., Spectrum Enterprises, Inc. and many other smaller local and regional compliance and audit services.

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
Employees
As of December 31, 2013, we had 3,337 employees. We consider our current relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement.
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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 922 as of December 31, 2008 to 3,337 as of December 31, 2013. We increased our number of on demand customers from 2,669 as of December 31, 2008 to approximately 8,700 as of December 31, 2013. We increased the number of on demand product centers that we offer from 29 as of December 31, 2008 to 54 as of December 31, 2013. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
Historically, our on demand units managed by our customers have renewed at a rate of 95.3% based on an average of the last two years ending December 31, 2013.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of Vigilan, Inc. in January 2012, RentMineOnline, Inc. in July 2012, Seniors for Living, Inc. in February 2013, RentSentinel and RentSocial in March 2013, Windsor Compliance Services, Inc., MyBuilding Inc., and Active Building, LLC in October 2013, and Bookt, LLC in January 2014. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

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
Unanticipated events and circumstances may occur in future periods which may affect the realizability of our intangibles assets recognized through acquisitions. The events and circumstances that we consider include significant under-performance relative to projected future operating results and significant changes in our overall business and/or product strategies. These events and circumstances may cause us to revise our estimates and assumptions used in analyzing the value of our other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results
We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us, or at all. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will likely experience ownership dilution, and if we finance future acquisitions with debt funding, we will incur interest expense and may have to comply with additional financing covenants or secure that debt obligation with our assets.
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
The occurrence of an extended interruption of services at one or more of our data centers or other facilities could result in lengthy interruptions in our services. Since January 1, 2012, we have experienced one extended service interruption to one or more of our products lasting more than eight hours caused by equipment and hardware failures. Our service level agreements require us to refund a prorated portion of the customer’s access fee if we fail to satisfy our service level commitments related to availability. Refunds for breach of this service level commitment have resulted in immaterial accommodations to customers. An extended service outage could result in a material amount of refunds to our customers and harm our customer relationships. In addition, under some of our advertising and lease generation agreements, we are generally paid for performance and would be unable to perform services under those agreements in the event of a service interruption.
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
Our competitors vary depending on our product and service. In the market for accounting software we compete with Yardi Systems, Inc. ("Yardi"), MRI Software LLC, Property Solutions International, Inc. (“Property Solutions”), AMSI Property Management (owned by Infor Global Solutions, Inc.), Intacct Corp, NetSuite Inc., Intuit Inc, Oracle Corporation, PeopleSoft and JD Edwards (each owned by Oracle Corporation), SAP AG, Microsoft Corporation, AppFolio Inc. and various smaller providers of accounting software. High costs are typically associated with switching an organization’s accounting software. In the market for property management software, we face competitive pressure from Yardi and its Voyager products, AMSI Property Management (owned by Infor Global Solutions, Inc.), Boston Post (acquired by MRI Software LLC), Jenark (owned by CoreLogic), Entrata (a division of Property Solutions), ResMan and MRI Software LLC. In the single-family market, our accounting and property management systems primarily compete with Yardi, AppFolio Inc., Intuit Inc., DIY Real Estate Solutions (acquired by Yardi), Buildium, LLC, Rent Manager (owned by London Computer Systems, Inc.), and Property Boss Solutions, LLC.
In the market for vertically-integrated cloud computing for multi-family real estate owners and property managers, our only substantial competition is from Yardi. We also compete with cloud computing service providers such as Amazon.com Inc., Rackspace Hosting Inc., International Business Machines Corp. and many others.
We offer a number of software-enabled value-added services that compete with a disparate and large group of competitors. In the applicant screening market, our principal competitors are LexisNexis (a subsidiary of Reed Elsevier Group plc), CoreLogic, Inc. (formerly First Advantage Corporation, an affiliate of The First American Corporation), Property Solutions, TransUnion Rental Screening Solutions, Inc. (a subsidiary of TransUnion LLC), Resident Check Inc., Yardi, On-Site.com and many other smaller regional and local screening companies.
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
In the marketing and web portal services market, we compete with G5 Search Marketing, Inc., Spherexx LLC, ReachLocal, Inc., Property Solutions, On-Site.com, Yodle, Inc., Yardi and many local or regional advertising agencies.
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
In the revenue management market, we compete with Property Solutions, The Rainmaker Group, Inc. and Yardi.
In the market for multi-family housing market research, we compete with Reis, Inc., Axiometrics, Inc., Pierce-Eislen, Inc. (owned by Yardi), CoStar Group, Inc. and Portfolio Research, Inc.
In the spend management market, we compete with Yardi, AvidXchange, Inc., Nexus Systems, Inc., Ariba, Inc., Oracle Corporation, Buyers Access LLC, PAS Purchasing Solutions and ESS Technologies LLC.
In the payment processing market, we compete with Chase Paymentech Solutions, LLC (a subsidiary of JPMorgan Chase & Co.), First Data Corporation, Fiserv, Inc., MoneyGram International, Inc., NWP Services Corporation, On-Site.com, Property Solutions, PayLease LLC, RentPayment.com (a subsidiary of Yapstone, Inc.), Yardi, a number of national banking institutions and those that take payments directly from tenants.
In the Affordable housing compliance and audit services market, we compete with Zeffert and Associates, Inc., Preferred Compliance Solutions, Inc., Spectrum Enterprises, Inc. and many other smaller local and regional compliance and audit services.
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
On January 24, 2011, Yardi filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. (the “Yardi Lawsuit”). We answered and filed counterclaims against Yardi, and on July 1, 2012, RealPage and Yardi entered into a comprehensive settlement of all outstanding litigation between them, and the lawsuit was dismissed. As part of the settlement, Yardi and RealPage granted each other perpetual licenses and rights to substantially expanded interfaces so that clients can experience a more full-featured integration between RealPage and Yardi applications. The parties also established ongoing testing environments to facilitate efficient operation of the interfaces. In addition, Yardi granted RealPage a license to certain patents. Under the settlement, RealPage will continue providing hosting services for Yardi software for current clients until July 2017. RealPage also agreed to stop offering hosting services for Yardi software to new customers and to stop providing support or implementation services for Yardi software. While we believe that this settlement comprehensively addressed the matters underlying our dispute with Yardi, if Yardi or other competitors do not cooperate with us, alter their applications in ways that inhibit or restrict the integration of our solutions or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications and we are not able to find alternative ways to integrate our solutions with our competitors’ applications, our business would be harmed.
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
The operation and marketing of multitenant real estate developments is likely to become more dependent upon the use of and integration with social media platforms as communities attempt to reach their current and target customers through applications, such as Facebook, Twitter, LinkedIn and other current and emerging social applications. The use of these applications necessarily involves the disclosure of personal information by individuals participating in social media, and the corresponding utilization of such personal information by our products and services via integration programs and data exchanges. The regulatory framework for social media privacy and security issues is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies on social media platforms have recently come under increased public scrutiny as various government agencies and consumer groups have called for new regulation and changes in industry practices. We are also subject to each social media platform’s terms and conditions for use, application development and integration, which may be modified, restricted, or otherwise changed, affecting and possibly curtailing our ability to offer products and services.
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
We rely on a number of third-party providers, including, but not limited to, computer hardware and software vendors, database and data providers, to deliver our solutions. We currently utilize equipment, software and services from Akami Inc., Avaya Inc., Brocade Communications Systems, Inc., Cisco Systems, Inc., Dell Inc., EMC Corporation, Microsoft Corporation, Oracle Corporation and salesforce.com, inc., as well as many other smaller providers. Our OneSite Accounting service relies on a software-as-a-service, or SaaS-based accounting system developed and maintained by a third-party service provider. We host this application in our data centers and provide supplemental development resources to extend this accounting system to meet the unique requirements of the rental housing industry. Our shared cloud portfolio reporting service utilizes software licensed from IBM. We expect to utilize additional service providers as we expand our platform. Although the third-party technologies and services that we currently require are commercially available, such technologies and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these technologies or services could result in delays in the provisioning of our solutions until alternative technology is either developed by us, or, if available, is identified, obtained and integrated, and such delays could harm our business. It also may be time consuming and costly to enter into new relationships. Additionally, any errors or defects in the third-party technologies we utilize or delays or interruptions in the third-party services we rely on could result in errors, failures or disruptions of our services, which also could harm our business.
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

We entered into a Service Provider Agreement with Wells Fargo Merchant Services, LLC and Wells Fargo Bank, NA (“Wells Fargo”), effective January 1, 2014.  Under the Service Provider Agreement, RealPage, Inc. is a registered independent sales organization (‘ISO”) of Wells Fargo.  Wells Fargo will act as a merchant acquiring bank for processing RealPage client credit card and debit card payments (“Card Payments”), and RealPage will serve as an ISO.  As an ISO, RealPage will assume the underwriting risk for processing Card Payments on behalf of its clients. If RealPage experiences excessive chargebacks, either RealPage or Wells Fargo has the authority to cease client card processing services, and such events could result in a material adverse effect on our revenues, operating income, and reputation.
Evolution and expansion of our payment processing business may subject us to additional regulatory requirements and other risks, for which failure to comply or adapt could harm our operating results.
The evolution and expansion of our payment processing business may subject us to additional risks and regulatory requirements, including laws covering money transmission and anti-money laundering. These requirements vary throughout the markets in which we operate, and several jurisdictions lack clarity in the application and interpretation of these rules. In order to maintain flexibility in the growth and expansion of our payments operations, we have begun the process of applying for certain money transmitter licenses in jurisdictions throughout the United States, and expect to expand the licensure as needed to accommodate new product development. Our efforts to obtain this licensure could result in significant management time, effort, and cost, and may still not guarantee compliance given the constant state of change in these regulatory frameworks. While we maintain a compliance program focused on applicable laws and regulations throughout the payments industry, there is no guarantee that we will not be subject to fines or other regulatory actions in one or more jurisdictions, or be required to adjust business practices to accommodate future regulatory requirements.
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
We could face reductions in leads generated for our clients if third party originators of such leads were to elect to suspend sending leads to us or our sources for such leads were reduced. Reductions in leads generated could reduce the value of our lead generation services, make it difficult for us to add new lead generation services customers, retain existing lead generation services customers and maintain or increase sales levels to our existing lead generation services customers and could adversely affect our operating results.
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
In December 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Comerica Bank and the other lenders party thereto (“Restated Agreement”) to amend and restate our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original agreement into revolving loans. As of December 31, 2013, we had no debt outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. In September 2012, we entered into an amendment to the Restated Agreement. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio and all other terms of the Restated Agreement remain unchanged. Our interest expense for the credit facility was approximately $0.6 million, $1.5 million and $2.3 million as of December 31, 2013, 2012, and 2011, respectively. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

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
The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement, misappropriation, misuse and other violations of intellectual property rights. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed or otherwise misappropriated the intellectual property rights or terms of use of others. Our technologies may not be able to withstand any third-party claims against their use. Since we currently have no patents, we may not use patent infringement as a defensive strategy in such litigation. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. If such patents are invalidated or circumvented, this may allow existing and potential competitors to develop products and services that are competitive with, or superior to, our solutions.
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
Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Such risks include, without limitation, patent infringement risks, copyright infringement risks, or the inclusion of open source software subject to onerous license provisions or violations of terms of use that could even require the disclosure of our proprietary source code. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.
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
In connection with the Yardi Lawsuit filed against us, we made claims for reimbursement against each of our primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed us up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in our obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. We dispute these assertions by these carriers and intend to vigorously protect the coverage. Accordingly, on August 14, 2012, we filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to our counsel in connection with the Yardi Lawsuit. On September 5, 2012, Ace filed a motion to dismiss the Ace Lawsuit and on September 6, 2012, defendant Axis filed a motion to dismiss the Ace Lawsuit. On September 24, 2012, we filed our opposition to the motions to dismiss and separately filed our motion for partial summary judgment on the basis that each of Ace’s and Axis’ notice of rescission was untimely under applicable statutory law. On May 20, 2013, the court entered an order directing the parties to engage in the alternative dispute resolution procedure set forth in the policies at issue, and staying the lawsuit until such procedure has been completed. The court did not rule on the substance of Company’s motion for summary judgment, denying that motion with leave to re-file if the court-ordered non-binding dispute resolution procedures do not result in a settlement of the action. On February 25, 2014, RealPage and Axis entered into a confidential settlement and mutual release of claims, as a result of which Axis was dismissed from the Ace Lawsuit. On February 28, 2014, the Company filed a motion for partial summary judgment and another related motion against Ace. We intend to continue to pursue coverage and other appropriate relief in connection with the Ace insurance policies.

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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 35.1% of our common stock as of December 31, 2013. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 33.3% of our common stock as of December 31, 2013. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
As of December 31, 2013, we had 78,433,626 shares of common stock outstanding. Of these shares, 74,895,904 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of December 31, 2013, holders of 25,944,523 shares, or approximately 33.1%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.
In addition, we have registered approximately 22,134,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 1,984,472 shares were eligible for sale upon the exercise of vested options as of December 31, 2013.
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
As of December 31, 2013, we lease approximately 250,000 square feet of space for our corporate headquarters and data center in Carrollton, Texas under lease agreements that expire in August 2016. We have offices in Irvine, California; San Diego, California; San Francisco, California; Westlake Village, California; Centennial, Colorado; Chicago, Illinois; Reno, Nevada; New York, New York; Charlotte, North Carolina; Mason, Ohio; Wilsonville, Oregon; Greer, South Carolina; Plano, Texas; Willston, Vermont; Vienna, Virginia; Seattle, Washington; Hyderabad, India and Manila, Philippines. We believe our current and planned data centers and office facilities will be adequate for the foreseeable future.
We also license data center space and collocation services at a facility in Dallas, Texas for our secondary data center pursuant to a master services agreement with DataBank Holdings Ltd., or DataBank. Our agreement with DataBank has automatic renewals for successive one-year terms unless we elect to terminate the agreement by giving notice 30 days prior to the end of a current term, in which case the agreement terminates at the end of such term. We may also terminate the master services agreement for convenience upon 30 days notice and payment of specified fees, in certain instances where Databank fails to meet certain warranty commitments or Service Level Agreements, or experiences any Chronic Outage, and either party may terminate the agreement for cause without penalty, where the defaulting party has not cured such default within 30 days after having received written notice of such default. Following termination of the master services agreement for any reason, DataBank is obligated to continue to provide such services related to the termination as we may reasonably request, but only for a period of 15 days. Any unplanned termination of our master services agreement with DataBank or DataBank’s failure to perform its obligations under the agreement would require us to move our secondary data center to another provider and could cause disruptions in the continuous availability of our secondary data center or some of our services, and could constitute or cause a breach under certain of our customer agreements.

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
On January 24, 2011, Yardi Systems, Inc. filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. (the “Yardi Lawsuit”). We answered and filed counterclaims against Yardi, and on July 1, 2012, the Company and Yardi entered into a Settlement Agreement resolving all outstanding litigation between the parties. In connection with the Yardi Lawsuit, we made claims for reimbursement against each of our primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed us up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in our obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. We dispute these assertions by these carriers and intend to vigorously protect its coverage. Accordingly, on August 14, 2012, we filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to our counsel in connection with the Yardi Lawsuit. On September 5, 2012, Ace filed a motion to dismiss the Ace Lawsuit and on September 6, 2012, defendant Axis filed a motion to dismiss the Ace Lawsuit. On September 24, 2012, we filed our opposition to the motions to dismiss and separately filed our motion for partial summary judgment on the basis that each of Ace’s and Axis’ notice of rescission was untimely under applicable statutory law. On May 20, 2013, the court entered an order directing the parties to engage in the alternative dispute resolution procedure set forth in the policies at issue, and staying the lawsuit until such procedure has been completed. The court did not rule on the substance of Company’s motion for summary judgment, denying that motion with leave to re-file if the court-ordered non-binding dispute resolution procedures do not result in a settlement of the action. On February 25, 2014, RealPage and Axis entered into a confidential settlement and mutual release of claims, as a result of which Axis was dismissed from the Ace Lawsuit. On February 28, 2014, the Company filed a motion for partial summary judgment and another related motion against Ace. We intend to continue to pursue coverage and other appropriate relief in connection with the Ace insurance policies.

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
Market Information and Holders
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RP.” The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Year Ending December 31, 2012	Low	High
First Quarter	$18.64	$28.66
Second Quarter	$16.92	$23.16
Third Quarter	$20.81	$26.26
Fourth Quarter	$17.49	$23.15

Year Ending December 31, 2013	Low	High
First Quarter	$19.39	$23.96
Second Quarter	$17.06	$20.45
Third Quarter	$18.51	$23.81
Fourth Quarter	$21.22	$25.89
On February 14, 2014, the closing price of our common stock on the NASDAQ Global Select Market was $21.50 per share and, as of February 14, 2014, there were approximately1,000 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
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

Performance Graph
The following graph compares the relative performance of our common stock, the NASDAQ Global Market Index, NASDAQ Composite and the NASDAQ Computer and Data Processing Index. This graph covers the annual periods from August 12, 2010 (the first trading date immediately following our initial public offering), through December 31, 2013. In each case, this graph assumes a $100 investment on August 12, 2010 at our closing price of $14.52 per share and reinvestment of all dividends, if any.

	August 12, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
RealPage, Inc.	$100.00	$213.02	$174.04	$148.55	$161.02
NASDAQ Composite—Total Returns	100.00	121.72	120.76	142.17	199.29
NASDAQ Global Market Index	100.00	124.92	108.29	125.10	208.73
NASDAQ Computer and Data Processing Index	100.00	124.92	121.08	137.94	198.62

Item 6.	Selected Financial Data
We have derived the consolidated statements of operations and balance sheet data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 from our audited consolidated financial statements. Over the last five fiscal years, we have acquired a number of companies as disclosed in Note 3, "Acquisitions," of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our growth in our results of operations. You should read this information in conjunction with our audited consolidated financial statements, the related notes to these financial statements and the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Revenue:
On demand	$362,312	$306,400	$239,436	$169,678	$128,377
On premise	3,691	5,216	6,581	8,545	3,860
Professional and other	11,019	10,556	11,962	10,051	8,665
Total revenue	377,022	322,172	257,979	188,274	140,902
Cost of revenue	148,321	128,562	108,155	79,044	58,513
Gross profit	228,701	193,610	149,824	109,230	82,389
Operating expenses:
Product development	50,638	48,177	43,441	36,922	27,446
Sales and marketing	95,894	76,992	63,775	37,693	27,804
General and administrative	60,610	56,993	40,798	28,328	20,210
Total operating expense	207,142	182,162	148,014	102,943	75,460
Operating income	21,559	11,448	1,810	6,287	6,929
Interest expense and other, net	(1,077)	(2,046)	(3,251)	(5,501)	(4,528)
Net income (loss) before taxes	20,482	9,402	(1,441)	786	2,401
Income tax expense (benefit)	(210)	4,219	(210)	719	(26,028)
Net income (loss)	$20,692	$5,183	$(1,231)	$67	$28,429
Net income (loss) attributable to common stockholders:
Basic	20,692	5,183	(1,231)	(2,877)	10,611
Diluted	20,692	5,183	(1,231)	(2,877)	10,611
Net income (loss) per share attributable to common stockholders:
Basic	$0.28	$0.07	$(0.02)	$(0.07)	$0.44
Diluted	$0.27	$0.07	$(0.02)	$(0.07)	$0.42
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	74,962	71,838	68,480	39,737	23,934
Diluted	76,187	74,002	68,480	39,737	25,511

Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$34,502	$33,804	$51,273	$118,010	$4,427
Total current assets	183,815	127,484	124,758	170,522	51,003
Total assets	503,213	402,197	400,065	342,792	142,113
Total current liabilities	173,095	124,857	114,376	93,974	78,050
Total deferred revenue	71,756	70,079	66,018	55,664	49,428
Current and long-term debt(2)	1,428	10,000	50,377	66,629	53,990
Total liabilities	188,709	147,126	177,184	170,208	136,757
Redeemable convertible preferred stock	—	—	—	—	71,832
Total stockholders’ equity (deficit)	314,504	255,071	222,881	172,584	(66,476)
Other Financial Data:
Adjusted EBITDA(3)	$90,312	$73,349	$56,459	$35,303	$25,593
Operating cash flow	69,209	58,412	49,226	27,690	24,758
Capital expenditures	32,952	18,774	16,147	12,178	9,509
Selected Operating Data:
Number of on demand customers at period end	8,725	8,466	7,790	6,922	5,032
Number of on demand units at period end	9,022	8,113	7,302	6,066	4,551
Total number of employees at period end	3,337	2,893	2,273	1,759	1,141

(1)	Excludes restricted cash.

(2)	Includes capital lease obligations.

(3)
We define this metric as net income (loss) plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense; acquisition-related expense; and certain litigation-related expenses. In 2011, Adjusted EBITDA excludes litigation related expenses pertaining to the Yardi litigation as discussed in Part I, Item 3 “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related and other deferred revenue adjustments. Beginning in the third quarter of 2012, Adjusted EBITDA excludes stock registration costs.

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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income (loss)	$20,692	$5,183	$(1,231)	$67	$28,429
Acquisition-related and other deferred revenue	2,717	89	706	—	—
Depreciation, asset impairment and loss on sale of asset	14,411	13,539	11,539	10,371	9,231
Amortization of intangible assets	17,648	19,498	18,006	10,675	5,784
Interest expense, net	1,427	2,160	2,868	5,510	4,528
Income tax expense (benefit)	(210)	4,219	(210)	719	(26,028)
Litigation-related expense	661	10,158	1,298	—	—
Stock-based compensation expense	29,697	18,178	22,618	7,340	2,805
Acquisition-related expense (income)	3,269	(350)	865	621	844
Stock registration costs	—	675	—	—	—
Adjusted EBITDA	$90,312	$73,349	$56,459	$35,303	$25,593

The following table presents stock-based compensation included in each expense category:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenue	$3,111	$2,806	$1,655	$633	$367
Product development	4,788	4,391	4,594	2,568	1,175
Sales and marketing	10,993	4,790	12,017	2,493	498
General and administrative	10,805	6,191	4,352	1,646	765
Total stock-based compensation expense	$29,697	$18,178	$22,618	$7,340	$2,805

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We derive a substantial majority of our revenue from sales of our on demand software solutions. We also derive revenue from our professional and other services. A small percentage of our revenue is derived from sales of our on premise software solutions to our existing on premise customers. Our on demand software solutions are sold pursuant to subscription license agreements and our on premise software solutions are sold pursuant to term or perpetual license agreements and associated maintenance agreements. Typically, we price our solutions based primarily on the number of units the customer manages with our solutions. For our insurance-based solutions, we earn revenue based on a fixed commission rate of earned premiums and a contingent commission calculated in accordance with the applicable agreement. For our transaction-based solutions, we price based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States. Our revenue has increased from $258.0 million in 2011 to $377.0 million in 2013. The increase in revenue has primarily been driven by increased sales of our on demand software solutions, a substantial amount of which has been derived from purchases of additional on demand software solutions by our existing customers. In 2013, our on demand revenue represented 96.1% of our total revenue.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 27 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base. As of December 31, 2013, we had 3,337 employees.
New Product Families
In February 2012, we announced our new product family, RealPage Senior Living. We believe RealPage Senior Living will help owners and managers attract more residents and improve the living and care experience enjoyed by those residents.
Recent Acquisitions
In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL is a leading performance-based marketing company that provides senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We have integrated SFL with our existing senior living software solutions. We acquired SFL for a purchase price of $2.7 million which consisted of a cash payment of $2.3 million and additional cash payments of $0.2 million each due six months and 12 months after the acquisition date.

In March 2013, we acquired certain assets from Yield Technologies, Inc., including RentSentinel and RentSocial (together, “RentSentinel”). The RentSentinel software-as-a-service platform is a fully featured apartment marketing management solution for the multi-family industry. RentSocial is an apartment search service that simplifies and incorporates the social marketing platform into the process of finding an apartment. We have integrated RentSentinel with our existing LeaseStar product family. We acquired RentSentinel for a purchase price of $10.5 million which consisted of a cash payment of $7.6 million, issuance of 72,500 shares of our common stock and two traunches of 36,250 shares of our common stock which are issuable 12 months and 24 months after the acquisition date, respectively.
In October 2013, we acquired substantially all of the operating assets of Windsor Compliance Services, Inc. ("Windsor Compliance") for a purchase price of $2.7 million, which consisted of a cash payment of $1.3 million at closing and additional cash payments of $1.0 million and $0.5 million due 12 months and 24 months after the acquisition date, respectively. Windsor Compliance is a firm specializing in compliance with tax credits and regulation for the affordable housing industry.
In October 2013, we acquired all of the issued and outstanding capital stock of MyBuilding Inc. ("MyBuilding") for a purchase price of $6.9 million, consisting of a cash payment of $4.5 million at closing, a deferred cash payment of up to $1.5 million payable over two years after the acquisition date and two additional cash payments totaling up to $1.1 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. MyBuilding provides software-as-a-service solutions that facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents.
In October 2013, we acquired all of the membership interests of Active Building, LLC ("Active Building") for a purchase price of $14.4 million, consisting of a cash payment of $11.3 million at closing, a deferred cash payment of up to $2.0 million payable over three years after the acquisition date, and additional cash payments totaling up to $6.5 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. Active Building provides software-as-a-service solutions that facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents.
In January 2014, we acquired substantially all of the operating assets of Bookt LLC ("Bookt") for a purchase price of $14.0 million, which consisted of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date, and additional cash payments totaling up to $7.0 million if certain revenue targets are met for the years ended March 31, 2015 and March 31, 2016. As part of the acquisition, we acquired Bookt's InstaManager product, which facilitates vacation rental bookings and enables us to enter the vacation rental market.
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$377,022	$322,172	$257,979
On demand revenue	$362,312	$306,400	$239,436
On demand revenue as a percentage of total revenue	96.1%	95.1%	92.8%
Ending on demand units	9,022	8,113	7,302
Average on demand units	8,615	7,625	6,574
Non-GAAP on demand revenue	$365,029	$306,489	$240,142
Non-GAAP on demand revenue per average on demand unit	$42.37	$40.20	$36.53
Adjusted EBITDA	$90,312	$73,349	$56,459
Adjusted EBITDA as a percentage of total revenue	24.0%	22.8%	21.9%
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

On demand revenue as a percentage of total revenue. This metric represents on demand revenue for the period presented divided by total revenue for the same period. We use on demand revenue as a percentage of total revenue to measure our success in executing our strategy to increase the penetration of our on demand software solutions and expand our recurring revenue streams attributable to these solutions. We expect our on demand revenue to remain a significant percentage of our total revenue although the actual percentage may vary from period to period due to a number of factors, including the timing of acquisitions, professional and other revenue and on premise perpetual license sales.
Ending on demand units. This metric represents the number of rental housing units managed by our customers with one or more of our on demand software solutions at the end of the period. We use ending on demand units to measure the success of our strategy of increasing the number of rental housing units managed with our on demand software solutions. Property unit counts are provided to us by our customers as new sales orders are processed. In addition, companies we acquire may not track property units requiring us to estimate the property units managed by their services.  As a result, property unit counts may be adjusted periodically as information related to our customers’ properties is updated or supplemented, which could result in adjustments to the number of units previously reported.
Non-GAAP on demand revenue. This metric represents on demand revenue adjusted to reverse the effect of the write down of deferred revenue associated with purchase accounting for strategic acquisitions. We use this metric to evaluate our on demand revenue as we believe its inclusion provides a more accurate depiction of on demand revenue arising from our strategic acquisitions.
The following provides a reconciliation of non-GAAP on demand revenue to on demand revenue, our most directly comparable GAAP financial measure:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
On demand revenue	$362,312	$306,400	$239,436
Acquisition-related and other deferred revenue	2,717	89	706
Non-GAAP on demand revenue	$365,029	$306,489	$240,142
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
Adjusted EBITDA. We define this metric as net income (loss) plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense and acquisition-related expense; acquisition-related and other deferred revenue adjustments; certain litigation-related expenses; and stock registration costs. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For a reconciliation of Adjusted EBITDA to net income, refer to the table below. Our Adjusted EBITDA grew from approximately $56.5 million in 2011 to approximately $90.3 million in 2013, as a result of our efforts to expand market share and increase revenue.
The following provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$20,692	$5,183	$(1,231)
Acquisition-related and other deferred revenue	2,717	89	706
Depreciation, asset impairment and loss on sale of asset	14,411	13,539	11,539
Amortization of intangible assets	17,648	19,498	18,006
Interest expense, net	1,427	2,160	2,868
Income tax expense (benefit)	(210)	4,219	(210)
Litigation-related expense	661	10,158	1,298
Stock-based compensation expense	29,697	18,178	22,618
Acquisition-related expense (income)	3,269	(350)	865
Stock registration costs	—	675	—
Adjusted EBITDA	$90,312	$73,349	$56,459
Key Components of our Results of Operations
Revenue
We derive our revenue from three primary sources: our on demand software solutions; our on premise software solutions; and our professional and other services. In 2013, 2012, 2011, we generated revenue of $377.0 million, $322.2 million and $258.0 million, respectively.
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
In 2013, 2012, 2011, revenue from our on demand software solutions was approximately $362.3 million, $306.4 million and $239.4 million, respectively, representing approximately 96.1%, 95.1% and 92.8% of our total revenue for the same periods. Revenue from our on demand software solutions has continued to increase in absolute dollars and as a percentage of our total revenue as we have ceased actively marketing our legacy on premise software solutions to new customers and many of our existing on premise customers have transitioned to our on demand software solutions. We expect our on demand revenue to continue to increase in absolute dollars and as a percentage of revenue in 2014, although the actual percentage of revenue may vary from period to period due to a number of factors, including the impact of acquisitions and revenue derived from our professional and other services related to our on demand software solutions.
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
In 2013, 2012, 2011, revenue from our on premise software solutions was approximately $3.7 million, $5.2 million and $6.6 million, respectively, representing approximately 1.0%, 1.6% and 2.6%, of our total revenue for the same periods, respectively. Revenue from our on premise software solutions has continued to decrease in absolute dollars as we have ceased actively marketing our legacy on premise software solutions to new customers and as many of our existing on premise customers have transitioned to our on demand software solutions. We expect our legacy on premise revenue to decrease over time in absolute dollars and as a percentage of our total revenue although the actual percentage of revenue may vary from period to period due to a number of factors, including the impact of our past and potential future acquisition of on premise software solutions.
Professional and Other Revenue
Revenue from professional and other services consists of consulting and implementation services, training and other ancillary services. We complement our solutions with professional and other services for our customers willing to invest in enhancing the value or decreasing the implementation time of our solutions. Our professional and other services are typically priced as time and material engagements. In 2013, 2012, 2011, revenue from professional and other services was approximately $11.0 million, $10.6 million and $12.0 million, respectively, representing approximately 2.9%, 3.3% and 4.6% of our total revenue for the same periods, respectively. We expect professional and other services will represent 5.0% or less of our total revenue in 2014 and 2015, consistent with our performance for the previous three years.
Cost of Revenue
Cost of revenue consists primarily of personnel costs related to our operations, support services, training and implementation services, expenses related to the operation of our data center and fees paid to third-party service providers. Personnel costs include salaries, bonuses, stock-based compensation and employee benefits. Cost of revenue also includes an allocation of facilities costs, overhead costs and depreciation, as well as amortization of acquired technology related to strategic acquisitions and amortization of capitalized development costs. We allocate facilities, overhead costs and depreciation based on headcount. We expect our cost of revenue in 2014 and 2015 to increase in absolute dollars.
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
Our operating expenses increased in absolute dollars in each of 2013 and 2012 as we built infrastructure and added employees across all categories in order to accelerate and support our growth and to expand our markets. We expect our operating expenses in 2014 and 2015 to continue to increase in absolute dollars as compared to 2013 but decrease as a percentage of revenue, as the capacity we have added in prior years is more fully utilized and we continue to create operating leverage.
Product development. Product development expense consists primarily of personnel costs for our product development employees and executives and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our on demand software solutions and expanding our suite of on demand software solutions. In 2008 and 2011, we established a product development and service center in Hyderabad, India and Manila, Philippines, respectively, to take advantage of strong technical talent at lower personnel costs compared to the United States. We expect our product development expenses in 2014 and 2015 to increase in absolute dollars as compared to 2013 but decrease as a percentage of revenue, as the capacity we have added in prior years is more fully utilized and we continue to create operating leverage.
Sales and marketing. Sales and marketing expense consists primarily of personnel costs for our sales, marketing and business development employees and executives, travel and entertainment and marketing programs. Marketing programs consist of amounts paid for search engine optimization (“SEO”) and search engine marketing (“SEM”), renter’s insurance and other advertising, tradeshows, user conferences, public relations, industry sponsorships and affiliations and product marketing. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including customer relationships and key vendor and supplier relationships obtained in connection with our acquisitions. We expect our sales and marketing expense in 2014 and 2015 to increase in absolute dollars as compared to 2013.
General and administrative. General and administrative expense consists of personnel costs for our executive, finance and accounting, human resources, management information systems and legal personnel, as well as legal, accounting and other professional service fees and other corporate expenses. We expect our general and administrative expense in 2014 and 2015 to increase in absolute dollars as compared to 2013 but decrease as a percentage of revenue, as we continue to add operating leverage.
Interest Expense, Net
Interest expense, net, consists primarily of interest income and interest expense. Interest income represents earnings from our cash and cash equivalents. Interest expense is associated with our revolver, capital lease obligations and certain acquisition-related liabilities. Total amounts outstanding under our interest-bearing obligations at December 31, 2013, 2012 and 2011 include:

	As of December 31,
	2013	2012	2011
	(in thousands)
Revolver	$—	$10,000	$50,312
Capital lease obligations	1,428	—	65
Interest bearing acquisition-related liabilities	834	864	1,420
Based on our current operations, we expect our interest expense in 2014 to decrease marginally from our 2013 expense.
Income Taxes

As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of approximately $180.9 million. If not utilized, our federal net operating loss carryforwards will begin to expire in 2020 and the state operating losses will begin to expire in 2014. Net operating losses generated by us are not currently subject to the carryforward limitation in Section 382 of the Internal Revenue Code (“Section 382 limitation”); however, $26.6 million of net operating losses generated by subsidiaries prior to their acquisition by us are subject to the Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2031. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may limit utilization of the federal net operating loss carryforwards.
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
Professional and Other Revenue
Professional and other revenue is recognized as the services are rendered for time and material contracts. Training revenues are recognized in the period in which services are performed.
Accounts Receivable
For several of our solutions, we invoice our customers prior to the period in which service is provided. Accounts receivable represent trade receivables from customers when we have invoiced for software solutions and/or services and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer cancelling prior to the service being rendered. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends. As a result, a portion of our allowance is for services not yet rendered and, therefore, is classified as an offset to deferred revenue, which does not have an effect on the statement of operations. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. For certain transactions, we have met the requirements to recognize income in advance of physically invoicing the customer. In these instances, we record unbilled receivables for the amount that will be due from the customer upon invoicing.
Business Combinations
When we acquire businesses, we allocate the total consideration to the fair value of tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur in future periods which may affect the realizability of these estimated asset values. Additionally, we at times provide for the payment of additional cash consideration to the extent certain targets are achieved in the future. The fair value of this contingent consideration is based on significant estimates and is initially recorded as purchase price. The the extent the fair value changes prior to distribution, these changes are reflected in the Statement of Operations.
Goodwill and Other Intangible Assets with Indefinite Lives
We test goodwill and other intangible assets with indefinite lives for impairment separately on an annual basis in the fourth quarter of each year. Additionally, we will test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. The events and circumstances that we consider include significant under-performance relative to projected future operating results and significant changes in our overall business and/or product strategies. We evaluate impairment of goodwill by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step involves a comparison of the implied fair value and carrying amount of the goodwill of that reporting unit to determine the impairment charge, if any. We quantitatively evaluate other intangible assets with indefinite lives by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach model. For those intangible assets with indefinite lives that have been determined to be inseparable due to their interchangeable use, we have grouped these assets into single units of accounting for purposes of testing for impairment. If the carrying amount of the other intangible assets with indefinite lives exceeds the fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.
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
The fair value of employee stock options was estimated at the grant date using the Black-Scholes option pricing model by applying the following weighted average assumptions:

Risk-free interest rates	0.8-2.5%
Expected option life (in years)	5-6
Dividend yield	—%
Expected volatility	48-53%
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
Options are granted at fair market value as of the date of grant. The fair value of our time-based restricted stock awards is based on the closing price on the date of grant as reported on the NASDAQ Global Select Market. For our performance-

based restricted stock awards, we recognize compensation expense based on the probability of achievement of the underlying performance condition.
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
Capitalized Product Development Costs
We capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to our customers, as well as software programs to be used solely to meet our internal needs. The costs incurred in the preliminary stages of development related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including materials, services and payroll-related costs for employees are capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2013, 2012 or 2011.
Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results. Certain prior year expenses have been reclassified to conform with current year presentation.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue:
On demand	$362,312	$306,400	$239,436
On premise	3,691	5,216	6,581
Professional and other	11,019	10,556	11,962
Total revenue	377,022	322,172	257,979
Cost of revenue(1)	148,321	128,562	108,155
Gross profit	228,701	193,610	149,824
Operating expense:
Product development(1)	50,638	48,177	43,441
Sales and marketing(1)	95,894	76,992	63,775
General and administrative(1)	60,610	56,993	40,798
Total operating expense	207,142	182,162	148,014
Operating income	21,559	11,448	1,810
Interest expense and other, net	(1,077)	(2,046)	(3,251)
Net income (loss) before taxes	20,482	9,402	(1,441)
Income tax expense (benefit)	(210)	4,219	(210)
Net income (loss)	$20,692	$5,183	$(1,231)

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenue	$3,111	$2,806	$1,655
Product development	4,788	4,391	4,594
Sales and marketing	10,993	4,790	12,017
General and administrative	10,805	6,191	4,352
The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2013	2012	2011
	(as a percentage of total revenue)
Revenue:
On demand	96.1%	95.1%	92.8%
On premise	1.0	1.6	2.6
Professional and other	2.9	3.3	4.6
Total revenue	100.0	100.0	100.0
Cost of revenue	39.3	39.9	41.9
Gross profit	60.7	60.1	58.1
Operating expense:
Product development	13.4	14.9	16.9
Sales and marketing	25.5	23.9	24.7
General and administrative	16.1	17.7	15.8
Total operating expenses	55.0	56.5	57.4
Operating income	5.7	3.6	0.7
Interest expense and other, net	(0.3)	(0.7)	(1.2)
Net income (loss) before taxes	5.4	2.9	(0.5)
Income tax expense (benefit)	(0.1)	1.3	—
Net income (loss)	5.5	1.6	(0.5)

Year Ended December 31, 2013 and 2012
Revenue

	Year Ended December 31,
	2013	2012	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$362,312	$306,400	$55,912	18.2%
On premise	3,691	5,216	(1,525)	(29.2)
Professional and other	11,019	10,556	463	4.4
Total revenue	$377,022	$322,172	$54,850	17.0
On demand unit metrics:
Ending on demand units	9,022	8,113	909	11.2
Average on demand units	8,615	7,625	990	13.0
Non-GAAP on demand revenue	$365,029	$306,489	$58,540	19.1
Non-GAAP on demand revenue per average on demand unit	$42.37	$40.20	$2.17	5.4
On demand revenue. Our on demand revenue increased in 2013 compared to 2012 due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our strategic acquisitions.
On premise revenue. On premise revenue decreased in 2013 compared to 2012. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.
Professional and other revenue. Professional and other services revenue increased in 2013 compared to 2012, primarily due to an increase in revenue from consulting services.
On demand unit metrics. As of December 31, 2013, one or more of our on demand solutions was utilized in the management of 9.0 million rental property units, representing an increase compared to 2012. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales, marketing efforts to existing customers, and our 2012 and 2013 acquisitions, which contributed 2.5% to total ending on demand units.
As of December 31, 2013, annualized non-GAAP on demand revenue per average on demand unit increased compared to 2012, primarily due to improved penetration of our on demand solutions into our customer base.
Cost of Revenue

	Year Ended December 31,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenue	$134,041	$112,487	$21,554	19.2%
Depreciation and amortization	14,280	16,075	(1,795)	(11.2)
Total cost of revenue	$148,321	$128,562	$19,759	15.4
Cost of revenue. Total cost of revenue increased in 2013 compared to 2012 primarily due to: a $2.1 million increase in costs related to the increased sales of our solutions, which includes investments in infrastructure and other support services; a $17.6 million increase in personnel expense related to increased headcount to support our growth initiatives and headcount added as a result of our 2013 and 2012 acquisitions; a $0.1 million increase in property and equipment depreciation expense; a $0.8 million increase in information technology expense; a $0.8 million increase in facilities expenses; and a $0.3 million increase in stock-based compensation related to our professional services personnel and data center operations personnel, partially offset by a $1.8 million decrease in non-cash amortization of acquired technology.
Operating Expenses

	Year Ended December 31,
	2013	2012	Change	% Change
	(in thousands)
Product development	$47,594	$45,542	$2,052	4.5%
Depreciation and amortization	3,044	2,635	409	15.5
Total product development expense	$50,638	$48,177	$2,461	5.1

Product development. Total product development expense increased in 2013 compared to 2012 primarily due to: a $0.6 million increase in personnel related expense related to product development groups added as a result of our 2012 and 2013 acquisitions combined with the associated costs to support our growth initiatives; a $0.4 million increase in stock-based compensation; a $0.6 million increase in consulting costs; a $0.4 million increase in depreciation expense; and a $0.6 million increase in facilities expenses; and offset by a decrease of $0.1 million in other product development costs.

	Year Ended December 31,
	2013	2012	Change	% Change
	(in thousands)
Sales and marketing	$84,810	$65,864	$18,946	28.8%
Depreciation and amortization	11,084	11,128	(44)	(0.4)
Total sales and marketing expense	$95,894	$76,992	$18,902	24.6
Sales and marketing. Total sales and marketing expense increased in 2013 compared to 2012 primarily due to: a $8.0 million increase in sales and marketing personnel expense related to our increased investment in sales personnel and personnel acquired as a result of our 2013 and 2012 acquisitions; a $6.2 million increase in stock-based compensation expense; a $1.9 million increase in marketing program expense, primarily related to an increase in SEO and SEM activity; a $0.8 million increase in information technology expense; a $0.9 million increase in travel related expenses; a $1.3 million increase in bad debt expense; and a $0.3 million increase in other general sales and marketing expense; partially offset by a $0.5 million decrease in consulting fees.

	Year Ended December 31,
	2013	2012	Change	% Change
	(in thousands)
General and administrative	$57,273	$54,362	$2,911	5.4%
Depreciation and amortization	3,337	2,631	706	26.8
Total general and administrative expense	$60,610	$56,993	$3,617	6.3
General and administrative. Total general and administrative expense increased in 2013 compared to 2012 primarily due to: a $4.3 million increase in personnel expense related to accounting, management information systems, legal, and human resources staff to support the growth in our business; a $4.6 million increase in stock-based compensation related to general and administrative personnel; a $0.7 million increase in depreciation expense; a $0.6 million increase in information technology costs; a $0.4 million increase in consulting expenses; and a $2.1 million increase from the fair value adjustment of acquisition-related liabilities; partially offset by a $0.5 million decrease in other general and administrative costs and an $8.6 million decrease in litigation expense related to fees and the accrual of the settlement of the Yardi litigation in 2012. Refer to Part I, Item 3, “Legal Proceedings” for further information regarding the litigation settlement.
Interest Expense and Other, Net
The decrease in interest expense and other, net in 2013 as compared to 2012 was primarily due to a decrease in interest expense as a result of lower debt balances, partially offset by an increase in interest expense related to amounts due certain municipalities.
Provision for Income Taxes
As of December 31, 2013, we incurred tax benefit of $0.2 million with an effective tax rate of (1.0)%. The 2013 domestic income taxes are a net benefit of $0.6 million with an effective tax rate of (2.8)% resulting from the release of a valuation allowance, state tax liabilities in jurisdictions where tax is considered an income tax for financial reporting purposes but is assessed on adjusted gross revenue rather than adjusted net income and where we have current year taxable income for financial reporting purposes that cannot be offset by net operating loss carryforwards until those carryforwards reduce our cash tax liability. The 2013 foreign income taxes are a net expense of $0.4 million with an effective rate of 1.7%. The Company’s foreign effective tax rate decreased in 2013 from 2012 as a result of the tax holiday of our PEZA-registered project in the Philippines.

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
General and administrative. Total general and administrative expense increased in 2012 compared to 2011 primarily due to: a $3.2 million increase in personnel expense related to accounting, management information systems, legal, and human resources staff to support the growth in our business; a $1.0 million increase in facilities expense; a $1.8 million increase in stock-based compensation related to general and administrative personnel; a $0.4 million increase in depreciation expense; a $0.8 million increase in information technology costs; a $0.2 million increase in sales and property taxes; a $0.3 million decrease from the fair value adjustment of acquisition-related liabilities; $0.7 million of stock registration costs; a $0.6 million increase in other general and administrative expense; and a $7.8 million increase in litigation expense offset by decreases in other legal fees related the Yardi litigation. Refer to Part I, Item 3, “Legal Proceedings” for further information regarding the litigation settlement.
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
Quarterly Results of Operations
The following table presents our unaudited consolidated quarterly results of operations for the eight fiscal quarters ended December 31, 2013. This information is derived from our unaudited consolidated financial statements, and includes all adjustments that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Certain prior year expenses have been reclassified to conform with current year presentation. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our consolidated financial statements and the related notes to these financial statements included elsewhere in this filing.

	Three Months Ended,
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands)
Revenue:
On demand	$92,081	$94,084	$90,825	$85,322	$81,771	$78,973	$74,938	$70,718
On premise	892	838	1,011	950	1,313	1,226	1,261	1,416
Professional and other	2,546	3,149	2,615	2,709	2,640	3,040	2,593	2,283
Total revenue	95,519	98,071	94,451	88,981	85,724	83,239	78,792	74,417
Cost of revenue(1)	37,506	38,111	37,340	35,364	33,204	32,897	31,848	30,613
Gross profit	58,013	59,960	57,111	53,617	52,520	50,342	46,944	43,804
Operating expense:
Product development(1)	13,641	13,232	11,727	12,038	12,852	12,274	11,738	11,313
Sales and marketing(1)	23,902	25,166	23,924	22,902	19,806	21,792	18,588	16,806
General and administrative(1)	15,730	15,554	12,819	16,507	12,199	12,545	19,946	12,303
Total operating expense	53,273	53,952	48,470	51,447	44,857	46,611	50,272	40,422
Operating income (loss)	4,740	6,008	8,641	2,170	7,663	3,731	(3,328)	3,382
Interest expense and other, net	(156)	(236)	(596)	(89)	(426)	(407)	(577)	(636)
Net income (loss) before taxes	4,584	5,772	8,045	2,081	7,237	3,324	(3,905)	2,746
Income tax expense (benefit)	2,406	(7,114)	3,435	1,063	3,515	1,211	(1,533)	1,026
Net income (loss)	$2,178	$12,886	$4,610	$1,018	$3,722	$2,113	$(2,372)	$1,720
Net income (loss) per share:
Basic	0.03	0.17	0.06	0.01	0.05	0.03	(0.03)	0.02
Diluted	0.03	0.17	0.06	0.01	0.05	0.03	(0.03)	0.02

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended,
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands)
Cost of revenue	$900	$785	$676	$750	$718	$649	$750	$689
Product development	1,665	1,271	721	1,131	1,211	1,116	1,002	1,062
Sales and marketing	3,102	2,686	2,004	3,201	368	2,653	1,032	737
General and administrative	2,988	2,994	2,660	2,163	1,564	1,595	1,532	1,500
Total stock-based compensation expense	$8,655	$7,736	$6,061	$7,245	$3,861	$6,013	$4,316	$3,988
The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended,
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(as a percentage of total revenue)
Revenue:
On demand	96.4%	95.9%	96.1%	95.9%	95.4%	94.8%	95.1%	95.0%
On premise	0.9	0.9	1.1	1.1	1.5	1.5	1.6	1.9
Professional and other	2.7	3.2	2.8	3.0	3.1	3.7	3.3	3.1
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue:
Software and services	39.3	38.9	39.5	39.7	38.7	39.5	40.4	41.1
Gross profit	60.7	61.1	60.5	60.3	61.3	60.5	59.6	58.9
Operating expense:
Product development	14.3	13.5	12.4	13.5	15.0	14.7	14.9	15.2
Sales and marketing	25.0	25.7	25.4	25.7	23.1	26.2	23.6	22.6
General and administrative	16.4	15.9	13.6	18.7	14.3	15.1	25.3	16.5
Total operating expenses	55.7	55.1	51.4	57.9	52.4	56.0	63.8	54.3
Operating income (loss)	5.0	6.0	9.1	2.4	8.9	4.5	(4.2)	4.6
Interest expense and other, net	(0.1)	(0.2)	(0.6)	(0.1)	(0.5)	(0.5)	(0.7)	(0.9)
Net income (loss) before taxes	4.9	5.8	8.5	2.3	8.4	4.0	(4.9)	3.7
Income tax expense (benefit)	2.5	(7.3)	3.6	1.2	4.1	1.5	(1.9)	1.4
Net income (loss)	2.4	13.1	4.9	1.1	4.3	2.5	(3.0)	2.3

Reconciliation of Quarterly Non-GAAP Financial Measures
Our investor and analyst presentations include Adjusted EBITDA. We define this metric as net income (loss) plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense; acquisition-related expense; and certain litigation expenses. Beginning in 2011, Adjusted EBITDA excludes litigation related expenses pertaining to the Yardi litigation as discussed in Part I, Item 3 “Legal Proceedings.” Beginning in the second quarter of 2011, Adjusted EBITDA includes acquisition-related and other deferred revenue adjustments. Beginning in the third quarter of 2012, Adjusted EBITDA excludes stock registration costs. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the eight fiscal quarters ended December 31, 2013:

	Three Months Ended,
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands)
Net income (loss)	$2,178	$12,886	$4,610	$1,018	$3,722	$2,113	$(2,372)	$1,720
Acquisition-related and other deferred revenue	922	1,793	—	2	3	3	2	81
Depreciation and asset impairment	3,925	3,400	3,398	3,688	3,521	3,416	3,375	3,227
Amortization of intangible assets	5,001	4,242	4,292	4,113	5,447	4,537	4,685	4,829
Interest expense, net	228	236	606	357	426	518	578	638
Income tax expense (benefit)	2,406	(7,114)	3,435	1,063	3,515	1,211	(1,533)	1,026
Litigation related expense	330	278	(353)	406	399	860	8,539	360
Stock-based compensation expense	8,655	7,736	6,061	7,245	3,861	6,013	4,316	3,988
Acquisition-related expense	1,156	288	(949)	2,774	(94)	(572)	(237)	553
Stock registration costs	—	—	—	—	7	668	—	—
Adjusted EBITDA	$24,801	$23,745	$21,100	$20,666	$20,807	$18,767	$17,353	$16,422

Liquidity and Capital Resources
Our primary sources of liquidity as of December 31, 2013 consisted of $34.5 million of cash and cash equivalents, $150.0 million available under our revolving line of credit and $42.3 million of current assets less current liabilities (excluding $34.5 million of cash and cash equivalents and $66.1 million of deferred revenue).
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
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents) and our cash flow from operations, will be sufficient to fund our operations and planned capital expenditures and service our debt obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies, in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. As of December 31, 2013, we have federal and state net operating loss carryforwards of $174.0 million and $6.9 million, respectively. These carryforwards may be available to offset potential payments of future federal and state income tax liabilities and, if unused, expire at various dates through 2028 for both federal and state income tax purposes.

The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$69,209	$58,412	$49,226
Net cash used in investing activities	(62,108)	(32,776)	(107,746)
Net cash used in financing activities	(6,349)	(43,054)	(8,176)
Net Cash Provided by Operating Activities
In 2013, we generated $69.2 million of net cash from operating activities representing an increase compared to 2012. Our net cash from operating activities consisted of our net income of $20.7 million, net non-cash charges of $63.0 million, partially offset by a deferred tax benefit of $2.5 million resulting from the reversal of our valuation allowance and a $12.0 million decrease in working capital.  Use of operating cash flow from working capital activities related to changes in accounts receivable and accrued compensation offset by lower accounts payable.
In 2012, we generated $58.4 million of net cash from operating activities representing an increase compared to 2011. Our net cash from operating activities consisted of our net income of $5.2 million and net non-cash charges of $50.6 million and $0.1 million from changes in working capital. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense. The $0.1 million provided by changes in working capital was primarily due to a decrease in other assets and increases in deferred revenue and accrued compensation and benefits, offset by increases in accounts receivable and decreases in accounts payable.
In 2011, we generated $49.2 million of net cash from operating activities representing an increase compared to 2010. Our net cash from operating activities consisted of net non-cash charges of $52.4 million partially offset by our net loss of $1.2 million and a $2.0 million use of operating cash flow resulting from changes in working capital. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense. The $2.0 million use of operating cash flow resulting from the changes in working capital was primarily due to higher accounts receivable balances, general timing differences in other current assets, accounts payable and other current liabilities, offset by an increase in deferred revenue.
Net Cash Used in Investing Activities
In 2013, our investing activities used $62.1 million. Investing activities consisted of acquisition consideration of $28.2 million for our 2013 acquisitions and $33.8 million of capital expenditures related to investments in technology infrastructure to support our growth initiatives. The increase in cash used in investing activities from 2012 relates to the consideration paid, net of cash acquired, for our 2013 acquisitions combined with an increase in capital spending.
In 2012, our investing activities consisted of acquisition consideration of $10.6 million, net of cash acquired, for our 2012 acquisitions and $22.2 million of capital expenditures and intangible asset purchases. The decrease in cash used in investing activities for 2012 relates to lower acquisition related payments in 2012 compared to 2011.
In 2011, our investing activities used $107.7 million. Investing activities consisted of acquisition consideration of $89.7 million net of cash acquired, for our 2011 acquisitions and $18.0 million of capital expenditures and intangible asset purchases. The increase in cash used in investing activities from 2010 relates to the consideration paid net of cash acquired for our 2011 acquisitions combined with an increase in capital spending.
Capital expenditures as of December 31, 2013, 2012 and 2011 were primarily related to investments in technology infrastructure to support our growth initiatives.
Net Cash Used in Financing Activities
Our financing activities used $6.3 million in 2013. Cash used by financing activities during 2013 was primarily related to payments of $10.0 million on our revolving line of credit, capital lease payments of $0.5 million, and $1.5 million in payments of acquisition-related contingent consideration, partially offset by $5.7 million in net proceeds from issuances of common stock under our stock based compensation plans.
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
Contractual Obligations, Commitments and Contingencies
The following table summarizes, as of December 31, 2013, our minimum payments for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Secured revolving credit facility	$—	$—	$—	$—	$—
Capital (finance) leases	1,428	562	866	—	—
Operating lease obligations	36,714	10,596	17,218	5,592	3,308
Acquisition-related liabilities(1)	7,985	4,200	3,785	—	—
	$46,127	$15,358	$21,869	$5,592	$3,308

(1)We have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2016.

Long-Term Debt Obligations
We have a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. At our option, borrowings accrue interest at a per annum rate equal to either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.0% to 0.25% in the case of prime rate loans, based upon our senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest as the adjusted LIBOR rate. The facility matures on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.
In September 2012, we entered into an amendment to the credit facility. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio. All other interest rates and maturity periods remain consistent with the facility. Additionally, our capital expenditure limitations were expanded in the amendment.
All obligations under the credit facility are secured by substantially all of our property. All of our existing and future domestic subsidiaries are required to guaranty our obligations under the credit facility, other than certain immaterial subsidiaries and our payment processing subsidiary, RealPage Payment Processing Services, Inc. Our foreign subsidiaries may, under certain circumstances, be required to guaranty our obligations under the credit facility. Such guarantees by existing and future subsidiaries are and will be secured by substantially all of the property of such subsidiaries.
Our credit facility contains customary covenants which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; make investments, including acquisitions; enter into transactions with affiliates; and make capital expenditures. Our credit facility additionally contains customary affirmative covenants, including requirements to, among other things, take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permit the assignment of the contract to our lenders; subject in each case to customary exceptions and qualifications. We are also required to comply with a fixed charge coverage ratio, which is a ratio of our EBITDA to our fixed charges as determined in accordance with the credit facility, of 1.25:1:00 for each 12-month period ending at the end of a fiscal quarter, and a senior leverage ratio, which is a ratio of the outstanding revolver usage to our

EBITDA as determined in accordance with the credit facility, of 2.75:1.00 on the last day of each fiscal quarter. As of December 31, 2013, we were in compliance with our debt covenants.
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
We had cash and cash equivalents of $34.5 million and $33.8 million at December 31, 2013 and 2012, respectively.
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
We had no outstanding debt at December 31, 2013 and $10.0 million at December 31, 2012, respectively.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
RealPage, Inc.

We have audited the accompanying consolidated balance sheets of RealPage, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index under Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RealPage, Inc. at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 3, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
RealPage, Inc.
We have audited RealPage, Inc’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework)(the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, RealPage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, the related consolidated statements of operations, comprehensive income (loss), and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 3, 2014

RealPage, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$34,502	$33,804
Restricted cash	71,941	35,202
Accounts receivable, less allowance for doubtful accounts of $914 and $1,087 at December 31, 2013 and 2012, respectively	66,635	51,937
Deferred tax asset	3,284	—
Other current assets	7,453	6,541
Total current assets	183,815	127,484
Property, equipment and software, net	54,775	32,487
Goodwill	152,422	134,025
Identified intangible assets, net	108,815	104,640
Other assets	3,386	3,561
Total assets	$503,213	$402,197
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,978	$9,805
Accrued expenses and other current liabilities	23,122	19,246
Current portion of deferred revenue	66,085	60,633
Deferred tax liability	—	2
Customer deposits held in restricted accounts	71,910	35,171
Total current liabilities	173,095	124,857
Deferred revenue	5,671	9,446
Deferred tax liability	1,379	10
Revolving credit facility	—	10,000
Other long-term liabilities	8,564	2,813
Total liabilities	188,709	147,126
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 80,511,791 and 77,012,925 shares issued and 78,433,626 and 75,826,615 shares outstanding at December 31, 2013 and 2012, respectively	81	77
Additional paid-in capital	390,854	347,203
Treasury stock, at cost: 2,078,165 and 1,186,310 shares at December 31, 2013 and 2012, respectively	(11,183)	(6,323)
Accumulated deficit	(65,086)	(85,778)
Accumulated other comprehensive loss	(162)	(108)
Total stockholders’ equity	314,504	255,071
Total liabilities and stockholders’ equity	$503,213	$402,197
See accompanying notes

RealPage, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
On demand	$362,312	$306,400	$239,436
On premise	3,691	5,216	6,581
Professional and other	11,019	10,556	11,962
Total revenue	377,022	322,172	257,979
Cost of revenue(1)	148,321	128,562	108,155
Gross profit	228,701	193,610	149,824
Operating expense:
Product development(1)	50,638	48,177	43,441
Sales and marketing(1)	95,894	76,992	63,775
General and administrative(1)	60,610	56,993	40,798
Total operating expense	207,142	182,162	148,014
Operating income	21,559	11,448	1,810
Interest expense and other, net	(1,077)	(2,046)	(3,251)
Income (loss) before income taxes	20,482	9,402	(1,441)
Income tax expense (benefit)	(210)	4,219	(210)
Net income (loss)	$20,692	$5,183	$(1,231)
Net income (loss) per share attributable to common stockholders
Basic	$0.28	$0.07	$(0.02)
Diluted	$0.27	$0.07	$(0.02)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	74,962	71,838	68,480
Diluted	76,187	74,002	68,480

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$3,111	$2,806	$1,655
Product development	4,788	4,391	4,594
Sales and marketing	10,993	4,790	12,017
General and administrative	10,805	6,191	4,352

See accompanying notes

RealPage, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$20,692	$5,183	$(1,231)
Other comprehensive loss – foreign currency translation adjustment	(54)	(51)	(41)
Comprehensive income (loss)	$20,638	$5,132	$(1,272)

RealPage, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Treasury Shares		Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance as of January 1, 2011	68,703	69	263,219	(16)	(89,730)	(213)	(958)	172,584
Exercise of stock options	3,118	3	12,724	—	—	—	—	12,727
Issuance of restricted stock	1,295	1	18,513	—	—	—	—	18,514
Treasury stock purchased, at cost	—	—	—	—	—	(201)	(2,180)	(2,180)
Excess tax benefit from stock options	—	—	(110)	—	—	—	—	(110)
Stock-based compensation		—	22,618	—	—	—	—	22,618
Foreign currency translation	—	—	—	(41)	—	—	—	(41)
Net loss	—	—	—	—	(1,231)	—	—	(1,231)
Balance as of December 31, 2011	73,116	73	316,964	(57)	(90,961)	(414)	(3,138)	222,881
Exercise of stock options	2,389	4	12,061	—	—	—	—	12,065
Issuance of restricted stock	1,508	—	—	—	—	—	—	—
Treasury stock purchased, at cost	—	—	—	—	—	(772)	(3,185)	(3,185)
Stock-based compensation	—	—	18,178	—	—	—	—	18,178
Foreign currency translation	—	—	—	(51)	—	—	—	(51)
Net income	—	—	—	—	5,183	—	—	5,183
Balance as of December 31, 2012	77,013	$77	$347,203	$(108)	$(85,778)	(1,186)	$(6,323)	$255,071
Exercise of stock options	1,557	—	10,604	—	—	—	—	10,604
Issuance of restricted stock	1,847	4	—	—	—	—	—	4
Issuance of common stock	95	—	3,350	—	—	—	—	3,350
Treasury stock purchased, at cost	—	—	—	—	—	(892)	(4,860)	(4,860)
Stock-based compensation	—	—	29,697	—	—	—	—	29,697
Foreign currency translation	—	—	—	(54)	—	—	—	(54)
Net income	—	—	—	—	20,692	—	—	20,692
Balance as of December 31, 2013	80,512	$81	$390,854	$(162)	$(65,086)	(2,078)	$(11,183)	$314,504
See accompanying notes.

RealPage, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$20,692	$5,183	$(1,231)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,745	32,469	29,147
Deferred tax expense (benefit)	(2,503)	2,624	524
Stock-based compensation	29,697	18,178	22,618
Excess tax benefit from stock options	—	—	161
Loss on disposal of assets	72	390	398
Impairment of assets	242	178	—
Acquisition-related contingent consideration	1,284	(722)	(410)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(13,669)	(7,681)	(11,101)
Customer deposits	—	50	12
Other current assets	(341)	3,775	342
Other assets	(330)	(359)	(930)
Accounts payable	1,765	(2,763)	4,224
Accrued compensation, taxes and benefits	(1,259)	2,505	(1,186)
Deferred revenue	969	3,977	7,810
Other current and long-term liabilities	845	608	(1,152)
Net cash provided by operating activities	69,209	58,412	49,226
Cash flows from investing activities:
Purchases of property, equipment and software	(32,952)	(18,774)	(16,147)
Acquisition of businesses, net of cash acquired	(28,229)	(10,627)	(89,749)
Intangible asset additions	(927)	(3,375)	(1,850)
Net cash used by investing activities	(62,108)	(32,776)	(107,746)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discount and offering costs	—	—	(775)
Payments on notes payable	—	—	(58,086)
Proceeds from revolving credit facility	—	—	50,312
Payments on revolving credit facility	(10,000)	(40,312)	(7,953)
Payments on capital lease obligations	(548)	(65)	(525)
Payments of deferred acquisition-related consideration	(1,549)	(11,557)	(1,482)
Issuance of common stock	10,608	12,065	12,674
Excess tax benefit from stock options	—	—	(161)
Purchase of treasury stock	(4,860)	(3,185)	(2,180)
Net cash used by financing activities	(6,349)	(43,054)	(8,176)
Net increase (decrease) in cash and cash equivalents	752	(17,418)	(66,696)
Effect of exchange rate on cash	(54)	(51)	(41)
Cash and cash equivalents:
Beginning of period	33,804	51,273	118,010
End of period	$34,502	$33,804	$51,273
Supplemental cash flow information:
Cash paid for interest	$974	$1,584	$2,498
Cash paid for income taxes, net of refunds	$525	$510	$1,024
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheets as of December 31, 2013 and 2012 and the accompanying consolidated statements of operations and cash flows for each of the three years ended December 31, 2013, 2012, and 2011 represent our financial position, results of operations and cash flows as of and for the periods then ended. The consolidated financial statements include the accounts of RealPage, Inc. and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the years ended December 31, 2013, 2012, and 2011 was earned in North America.
Net long-lived assets held were $51.5 million and $29.9 million in North America, and $3.3 million and $2.6 million in our international subsidiaries at December 31, 2013 and 2012, respectively.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; fair value measurements; purchase accounting allocations and contingent consideration; revenue and deferred revenue and related reserves; stock-based compensation; and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates.

In the second quarter of 2013, we revised our estimated useful lives of our data processing equipment and internally developed software to more accurately reflect our use of these assets. The result of the change for the year ended December 31, 2013 was a $3.5 million increase in operating income, a $1.9 million increase in net income and an increase in basic and diluted earnings per share of $0.03. During the third quarter of 2013, we revised the length of our expected customer benefit of our license fees billed at the initial order date. The result of the change for the year ended December 31, 2013 was a $2.8 million increase in operating income, a $1.5 million increase in net income and an increase in basic and diluted earnings per share of $0.02.

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
No single customer accounted for 4% or more of our revenue or accounts receivable for the years ended December 31, 2013, 2012 or 2011.
Fair Value of Financial Instruments
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of our other long-term liabilities approximates their fair value.
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
As discussed in Footnote 3, we record the fair value of certain contingent consideration arrangements on a quarterly basis based on Level 3 inputs.
Accounts Receivable
For several of our solutions, we invoice customers prior to the period in which service is provided. Accounts receivable represent trade receivables from customers when we have invoiced for software solutions and/or services and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer cancelling prior to the service being rendered. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends. As a result, a portion of our allowance is for services not yet rendered and, therefore, is classified as an offset to deferred revenue, which does not have an effect on the statement of operations. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. For certain transactions, we have met the requirements to recognize income in advance of physically invoicing the customer. In these instances, we record unbilled receivables for the amount that will be due from the customer upon invoicing.

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
Business Combinations
When we acquire businesses, we allocate the total consideration paid to the fair value of the tangible assets, liabilities, and identifiable intangible assets acquired. Any residual purchase consideration is recorded as goodwill. The allocation of the purchase price requires our management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, in particular with respect to identified intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of these estimates. We include the fair value of contingent consideration to be paid within the total consideration allocated to the fair value of the assets acquired and liabilities assumed. This requires us to make estimates regarding the fair value of the amounts to be paid. Additionally, we, at times, provide for the payment of additional cash consideration to the extent certain targets are achieved in the future. The fair value of this contingent consideration is based on significant estimates and is initially recorded as purchase price. The the extent the fair value changes prior to distribution, these changes are reflected in the Statement of Operations. We expense acquisition-related costs as incurred rather than including as a component of purchase price.
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
Goodwill and Other Intangible Assets with Indefinite Lives
We test goodwill and other intangible assets with indefinite lives for impairment separately on an annual basis in the fourth quarter of each year. Additionally, we will test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. The events and circumstances that we consider include significant under-performance relative to projected future operating results and significant changes in our overall business and/or product strategies. We evaluate impairment of goodwill by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step involves a comparison of the implied fair value and carrying amount of the goodwill of that reporting unit to determine the impairment charge, if any. We quantitatively evaluate other intangible assets with indefinite lives by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach model. For those intangible assets with indefinite lives that have been determined to be inseparable due to their interchangeable use, we have grouped these assets into single units of accounting for purposes of testing for impairment. If the carrying amount of the other intangible assets with indefinite lives exceeds the fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value. If an event or circumstance occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. There was no impairment of goodwill or intangible assets with indefinite lives in 2013, 2012 or 2011.

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
We may recognize a tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. There are no identified tax benefits that were considered uncertain positions at December 31, 2013 and 2012.
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
The fair value of our time-based restricted stock awards is based on the closing price on the date of grant. We recognize expense over the requisite service period, which is generally the vesting period, on a straight-line basis. For our performance-based restricted stock awards, we recognize compensation expense over the requisite service period when it becomes probable the performance condition will be achieved.
Capitalized Product Development Costs
We capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to external users, as well as software programs to be used solely to meet our internal needs. The costs incurred in the preliminary stages of development related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including costs of materials, services and payroll and payroll-related costs for employees, are capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three to five years. We capitalized $7.6 million and $3.4 million of product development costs during the years ended December 31, 2013 and 2012, respectively, and recognized amortization expense of $1.0 million, $1.2 million and $1.8 million during the years ended December 31, 2013, 2012 and 2011, respectively, included as a component of cost of revenue. Unamortized product development cost was $12.6 million and $5.9 million at December 31, 2013 and 2012, respectively. Our management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2013, 2012 or 2011.

Advertising Expenses
Advertising costs are expensed as incurred and totaled $11.4 million, $10.2 million and $8.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Accrued compensation, payroll taxes and benefits	$8,145	$9,101
Capital leases	562	—
Current portion of liabilities related to acquisitions	4,216	2,056
Other current liabilities	10,199	8,089
Total accrued expenses and other current liabilities	$23,122	$19,246
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Capital leases	$866	$—
Long-term liabilities related to acquisitions, less current portion	3,736	786
Other long-term liabilities	3,962	2,027
Total other long-term liabilities	$8,564	$2,813

3. Acquisitions
2013 Acquisitions
In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL is a leading performance-based marketing company that provides senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We have integrated SFL with our existing senior living software solutions. We acquired SFL for a preliminary purchase price of $2.7 million, which consisted of a cash payment of $2.3 million and additional cash payments of $0.2 million each due 6 months and 12 months after the acquisition date. The first cash payment of $0.2 million was paid in October 2013. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of five years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

In March 2013, we acquired certain assets from Yield Technologies, Inc., including RentSentinel and RentSocial (together, “RentSentinel”). The RentSentinel software-as-a-service platform is a fully featured apartment marketing management solution for the multi-family industry. RentSocial is an apartment search service that simplifies and incorporates the social marketing platform into the process of finding an apartment. We have integrated RentSentinel with our existing LeaseStar product family. We acquired RentSentinel for a preliminary purchase price of $10.5 million, which consisted of a cash payment of $7.6 million, an issuance of 72,500 shares of our common stock and two traunches of 36,250 shares of our common stock which are issuable 12 months and 24 months after the acquisition date, respectively. This acquisition was financed from proceeds from cash flows from operations and our common stock. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes.

In October 2013, we acquired substantially all of the operating assets of Windsor Compliance Services, Inc. (“Windsor Compliance”) for a preliminary purchase price of $2.7 million, which included a cash payment of $1.3 million at closing and additional cash payments of $1.0 million and $0.5 million due 12 months and 24 months after the acquisition date, respectively, which are contingent on Windsor Compliance providing services to a specified number of units on or before those dates. The initial fair value of the cash payments was $1.3 million. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of the servicing targets discussed above. Windsor Compliance is a firm specializing in compliance with tax credits and regulations for the affordable housing industry. We plan to integrate Windsor Compliance with our other affordable HUD products. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
In October 2013, we acquired all of the issued and outstanding capital stock of MyBuilding Inc. ("MyBuilding") for a preliminary purchase price of $6.9 million, consisting of a cash payment of $4.5 million at closing, a deferred cash payment of up to $1.5 million payable over two years after the acquisition date and additional cash payments totaling up to $1.1 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. The initial fair value of the deferred cash payment and the contingent cash payments was $1.4 million and $0.3 million, respectively. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets. MyBuilding provides software-as-a-service solutions that facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents. We plan to integrate MyBuilding with our existing LeaseStar software solutions. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade names in the marketplace. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes.
In October 2013, we acquired all of the membership interests of Active Building, LLC ("Active Building") for a preliminary purchase price of $14.4 million, consisting of a cash payment of $11.3 million at closing, a deferred cash payment of up to $2.0 million payable over three years after the acquisition date, and additional cash payments totaling up to $6.5 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. The initial fair value of the deferred cash payment and the contingent cash payments was $1.7 million and $1.3 million, respectively. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets. Active Building provides software-as-a-service solutions that facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents. We plan to integrate Active Building with our existing LeaseStar software solutions. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade names in the marketplace. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

We preliminarily allocated the purchase price for SFL, RentSentinel, Windsor Compliance, MyBuilding and Active Building as follows:

	SFL	RentSentinel	Windsor Compliance	MyBuilding	Active Building
	(in thousands)
Intangible assets:
Developed product technologies	$1,406	$4,238	$—	$1,450	$3,850
Customer relationships	161	2,390	1,230	1,000	2,650
Tradenames	—	—	—	328	597
Goodwill	1,035	3,633	1,302	5,043	7,198
Deferred revenue	—	(304)	(107)	(258)	—
Net deferred taxes	—	226	—	(813)	—
Net other assets	88	313	226	111	76
Total purchase price, net of cash acquired	$2,690	$10,496	$2,651	$6,861	$14,371

2012 Acquisitions
In January 2012, we acquired substantially all of the operating assets of Vigilan, Incorporated (“Vigilan”). A provider of assisted living software-as-a-service solutions, Vigilan products allow assisted living communities to monitor and schedule detailed care, manage labor costs, provide accurate billing and maintain regulatory compliance through its comprehensive compliance module. This asset acquisition allowed us to integrate Vigilan with existing senior living software solutions to further expand the RealPage Senior Living product solutions. We acquired Vigilan for a purchase price of $5.0 million consisting of a cash payment of $4.0 million and two additional cash payments of up to $0.5 million each due 12 months and 24 months after the acquisition date. The $1.0 million withheld from the purchase consideration was subject to a downward adjustment if certain revenue targets were not met for the six months ended June 30, 2012. Revenue targets were met and the amount was not adjusted. As of December 31, 2013, the first installment of payments has been made. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. All direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
In July 2012, we acquired all of the issued and outstanding shares of Rent Mine Online, Inc. (“RMO”). The acquisition of RMO expanded our resident referral capabilities into the multifamily residential rental housing market. We acquired RMO for a purchase price consisting of a cash payment of $5.5 million at closing, a deferred cash payment of up to $3.5 million and a contingent deferred earn out payment of up to 300,000 shares of our common stock, payable based on the achievement of certain revenue targets on or before December 31, 2014. In addition, the purchase agreement included a conversion option on the contingent common shares, in which the seller can elect to receive, in lieu of common shares, an amount per share equal to the lesser of the average market price or an established threshold, up to one half of the common shares earned. The $3.5 million withheld from the purchase price is subject to a downward adjustment if certain revenue targets were not met as of March 31, 2013. The initial fair value for the future cash payment and the common shares and conversion option were $0.2 million and $0.3 million, respectively. These fair values were based on management’s estimate of the fair value of the cash, common shares and conversion option using a probability weighted discount model on the achievement of certain revenue targets. As of December 31, 2013, 22,000 shares have been issued and a payment of $0.7 million has been made. As of December 31, 2013, our remaining obligation was $0.7 million due in 2014. This acquisition was financed using cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions determined by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangible assets are not deductible for tax purposes. As of December 31, 2013, we recognized a loss of $1.3 million due to changes in the estimated fair value of the cash acquisition-related contingent consideration. As of December 31, 2013, we recognized no income or expense and expense of $0.3 million due to changes in the common shares and the conversion option, respectively.
We allocated the purchase price for RMO and Vigilan as follows:

	RMO	Vigilan
	(in thousands)
Intangible assets:
Developed product technologies	$2,460	$1,430
Customer relationships	1,770	1,150
Goodwill	3,439	2,454
Net deferred taxes	(1,502)	—
Net other assets	(410)	(34)
Total purchase price, net of cash acquired	$5,757	$5,000
2011 Acquisitions
In May 2011, we acquired substantially all of the assets of Compliance Depot, LLC (“Compliance Depot”) for approximately $22.5 million which included a cash payment of $19.2 million at closing and three deferred payments of $1.1 million each payable six, twelve and eighteen months after the acquisition date. As of December 31, 2013, all deferred amounts have been paid. The acquisition of Compliance Depot expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry. This acquisition was financed from proceeds from our initial public offering and cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade names acquired have an indefinite useful life as we do not plan to cease using the trade names in the marketplace. All direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

In July 2011, we acquired Senior-Living.com, Inc., operating under the name SeniorLiving.net (“SLN”), pursuant to an Agreement and Plan of Merger. The acquisition of SLN expands our lead generation capabilities into the senior living rental housing market. The purchase price consisted of a cash payment of $4.0 million at closing, additional cash payments of $0.5 million, half of which is due on each of the first and second anniversaries of the acquisition date, an estimated cash payment payable (acquisition-related contingent consideration) and up to 400,000 shares of our common stock, in each case payable based on the achievement of certain revenue targets as defined in the purchase agreement. As of December 31, 2013, 214,833 shares have been issued and both installments of cash payments have been made. This acquisition was financed from proceeds from cash flows from operations. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration of $0.3 million. In addition, we recorded the fair value of the common shares of $8.4 million. These fair values were based on management’s estimate of the fair value of the cash and the restricted common shares using a probability weighted discounted cash flow model on the achievement of certain revenue targets. The cash payment has a maximum value of $0.5 million. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade names acquired have an indefinite useful life as we do not plan to cease using the trade names in the marketplace. All direct acquisition costs were approximately $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets. This evaluation will be performed until all of the targets have been met or terms of the agreement expire. As of December 31, 2013, our liability for the estimated cash payment was $0.2 million. As of December 31, 2013, we recognized income of less than $0.1 million due to changes in the estimated fair value of the cash acquisition-related contingent consideration.
In August 2011, we acquired Multifamily Technology Solutions, Inc. (“MTS”), which owns the Internet listing service for rental properties called MyNewPlace, pursuant to an Agreement and Plan of Merger. MTS continued as the surviving corporation of the Merger and a wholly owned subsidiary of RealPage. The acquisition of MTS adds an Internet listing service for rental properties and expands our syndication and organic lead generation capabilities. This acquisition was financed from proceeds from our initial public offering, cash flows from operations and issuance of restricted common stock. The purchase price consisted of a cash payment of $64.0 million, including amount placed in escrow, net of cash acquired, 294,770 shares of RealPage restricted common stock and the assumption of MTS stock options exercisable for 349,693 shares of RealPage common stock. In addition, the purchase agreement included a put option on the restricted common shares, in which, if the average market price of our common shares falls below an established threshold, we will pay the difference between the average market price and the established threshold in cash. We established a liability of $1.2 million for the put option which was based on its estimated fair value at the acquisition date. The fair value of the put option was based on the Black-Scholes option pricing model using inputs consistent with those used in the valuation of our stock options. The liability established for the put option on the restricted common shares was re-evaluated and recorded at an estimated fair value based on the changes in market prices of our common stock (a level 2 input) until its expiration on July 31, 2013. We also recorded the fair value of the restricted common shares and the assumed stock options of $6.3 million and $3.6 million, respectively. The fair value of the restricted common shares was based on management’s estimate of the fair value of restricted common shares using a probability weighted discounted cash flow model. The fair values of the assumed stock options and the put option were based on the Black-Scholes option pricing model using inputs consistent with those used in the valuation of our stock options. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade names acquired have an indefinite useful life as we do not plan to cease using the trade names in the marketplace. All direct acquisition costs were approximately $0.8 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The liability established for the put option on the restricted common shares was re-evaluated and recorded at an estimated fair value based on the changes in market prices of our common stock (a level 2 input) until its expiration on July 31, 2013. We recognized income of $0.2 million and $0.3 million during the twelve months ended December 31, 2013 and 2012 due to changes in the estimated fair value of the put option for restricted common shares. One of the minority shareholders of MTS is our customer. In connection with the distribution of the purchase price, we paid this customer for their proportionate share of the purchase price. This transaction was at arm’s length and is not related to the ongoing relationship with us.
The purchase agreement also included a portion of the cash and restricted common shares consideration to be placed into escrow. As such, we placed $14.0 million in cash and 65,873 restricted common shares into an escrow account on the date of acquisition. One half of the amounts were released from escrow twelve months after the acquisition date. The remaining amounts were released eighteen months after the acquisition date.
In November 2013, the balance of the cash and restricted common shares were released from escrow. We received $1.7 million in cash in settlement of outstanding claims.

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
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for 2013 and 2012 as if the aforementioned acquisitions had occurred at the beginning of each period presented. The pro forma financial information as of December 31, 2013 and 2012, respectively, includes the business combination accounting effects resulting from these acquisitions including $2.5 million and $5.2 million of amortization charges from acquired intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results.

	Year Ended December 31,
	2013 Pro Forma	2012 Pro Forma
	(unaudited)	(unaudited)
Revenue:
On demand	$367,544	$318,414
On premise	3,691	5,216
Professional and other	11,019	10,556
Total revenue	382,254	334,186
Net income	18,748	512
Net income per share:
Basic	$0.25	$0.01
Diluted	$0.25	$0.01
4. Property, Equipment and Software
Property, equipment and software consist of the following:

	December 31,
	2013	2012
	(in thousands)
Leasehold improvements	$18,756	$11,859
Data processing and communications equipment	47,719	43,562
Furniture, fixtures and other equipment	11,266	11,638
Software	36,750	38,710
	114,491	105,769
Less: Accumulated depreciation and amortization	(59,716)	(73,282)
Property, equipment and software, net	$54,775	$32,487

Depreciation and amortization expense for property, equipment and software was $15.1 million, $14.2 million and $12.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. This includes depreciation for assets acquired through capital leases.
5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill is as follows:

(in thousands)
Balance at December 31, 2011	$129,292
Goodwill acquired	5,893
Other	(1,160)
Balance at December 31, 2012	134,025
Goodwill acquired	18,211
Other	186
Balance at December 31, 2013	$152,422
Other intangible assets consisted of the following at December 31, 2013 and 2012:

		December 31, 2013			December 31, 2012
	Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	3 years	$45,014	$(29,952)	$15,062	$32,983	$(23,215)	$9,768
Customer relationships	1-10 years	85,823	(33,503)	52,320	77,847	(24,151)	53,696
Vendor relationships	7 years	5,650	(4,709)	941	5,650	(4,052)	1,598
Total finite-lived intangible assets		136,487	(68,164)	68,323	116,480	(51,418)	65,062
Indefinite-lived intangible assets:
Trade names		40,492	—	40,492	39,578	—	39,578
Total intangible assets		$176,979	$(68,164)	$108,815	$156,058	$(51,418)	$104,640
There was no impairment of goodwill or trade names indicated during 2013, 2012 or 2011. In 2013 and 2012, we paid $0.9 million and $0.4 million to acquire domain names and other intangible assets. Amortization of finite-lived intangible assets was $16.6 million, $18.3 million and $16.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, the following table sets forth the estimated amortization of intangible assets for the years ending December 31:

(in thousands)
2014	$18,232
2015	14,759
2016	10,443
2017	7,142
2018	5,897
6. Debt
We have a secured revolving credit facility in an aggregate principal amount of up to $150.0 million subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. At our option, borrowings accrue interest at a per annum rate equal to either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.50% to 3.00%, in the case of LIBOR loans, and 0.0% to 0.25% in the case of prime rate loans, based upon our senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest as the adjusted LIBOR rate. The facility matures on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.
In September 2012, we entered into an amendment to the credit facility. Under the terms of the amendment, the LIBOR rate margin ranges from 2.00% to 2.50%, based on our senior leverage ratio. All other interest rates and maturity periods remain consistent with the facility. Additionally, our capital expenditure limitations were expanded in the amendment.
As of December 31, 2013 and 2012, we had $0.0 million and $10.0 million outstanding under our revolving line of credit, which approximates its fair value. As of December 31, 2013, $150.0 million was available under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. We had unamortized debt issuance costs of $0.3 million and $0.8 million at December 31, 2013 and 2012, respectively. As of December 31, 2013, we were in compliance with our debt covenants.

7. Share-based Compensation
Our Amended and Restated 1998 Stock Incentive Plan (“Stock Incentive Plan”) and 2010 Equity Incentive Plan provide for awards which may be granted in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance restricted stock. Our board of directors periodically approves increases to the number of shares of common stock reserved for issuance under our 2010 Equity Incentive Plan.

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
In connection with our acquisition of MTS, on August 24, 2011, we assumed 349,693 nonqualified and incentive stock options granted from MTS’s 2005 Equity Incentive Plan (“MTS Plan”) for 96 employees. Assumed options were converted to equivalent share-based awards of RealPage based on the ratio of our fair market value of stock to the fair market value of MTS’s stock on the acquisition date. The number of shares and ratio of exercise price to market price were equitably adjusted to preserve the intrinsic value of the award as of immediately prior to the acquisition. The conversion was accounted for as a modification which did not result in an incremental increase in the fair value of the assumed option awards. The majority of assumed options vest over a four-year period at a rate of 25% or 20% after one year and then monthly on a straight-line basis thereafter while others vest ratably over a four-year period. Options granted generally are exercisable up to 10 years. No further options will be granted under the MTS Plan.
The following table summarizes stock option transactions under our 2010 Equity Plan, Stock Incentive Plan, MTS Plan and Board Plan:

	Number of Shares	Range of Exercise Prices			Weighted Average Exercise Price
Balance at December 31, 2010	9,131,494	$2.00	–	27.18	$6.05
Granted	1,477,250	19.73	–	29.50	24.09
Assumed MTS Plan	349,693	0.91	–	23.29	4.39
Exercised	(3,117,058)	0.91	–	27.18	4.07
Forfeited/cancelled	(547,969)	4.28	–	29.50	12.94
Expired	(1,379)	4.28	–	6.00	5.26
Balance, December 31, 2011	7,292,031	$0.91	–	29.50	$9.95
Granted	1,641,470	17.67	–	24.64	20.09
Exercised	(2,389,704)	0.91	–	27.18	5.05
Forfeited/cancelled	(684,154)	0.94	–	29.50	17.04
Expired	(1,030)	0.94	–	27.18	2.73
Balance, December 31, 2012	5,858,613	$0.91	–	29.50	$13.97
Granted	2,421,124	19.78	–	25.70	22.20
Exercised	(1,556,865)	0.91	–	25.24	6.81
Forfeited/cancelled	(800,470)	4.28	–	29.50	18.71
Expired	(7,600)	24.03	–	24.64	24.35
Balance, December 31, 2013	5,914,802	$0.91	–	29.50	$18.56
The weighted average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $10.37, $9.78 and $11.87, respectively. The aggregate intrinsic value of stock options exercised in the years ended December 31, 2013, 2012 and 2011 was $23.3 million, $42.7 million and $68.6 million, respectively. The aggregate intrinsic value of outstanding stock options was $32.1 million and $49.9 million as of December 31, 2013 and 2012, respectively. The aggregate intrinsic value of options exercisable was $18.8 million and $29.9 million as of December 31, 2013 and 2012, respectively.

The following table summarizes outstanding stock options that are vested and expected to vest, non-vested and stock options that are currently exercisable.

	December 31, 2013			December 31, 2012
	Fully Vested and Expected to Vest	Non-Vested	Exercisable	Fully Vested and Expected to Vest	Non-Vested	Exercisable
Number of shares outstanding	5,864,340	3,930,330	1,984,472	5,821,461	3,491,204	2,367,409
Weighted average remaining contractual life	7.94	8.66	6.58	7.47	8.40	6.17
Weighted average price per share	$18.53	$20.66	$14.42	$13.93	$16.98	$9.52
As of December 31, 2013 and 2012, the total future compensation cost related to non-vested stock options to be recognized in the consolidated statement of operations was $35.4 million and $28.0 million, respectively, with a weighted average period over which these awards are expected to be recognized of 2.8 years and 2.7 years, respectively.
The total number of stock options that vested during the year ended December 31, 2013 and 2012 was 1,295,116 and 1,349,016, respectively. The fair value of these options was $30.3 million and $29.1 million, respectively.
Stock Option Valuation Assumptions
We have utilized the Black-Scholes option pricing model as the appropriate model for determining the fair value of stock-based awards. The awards granted during the years presented were valued using the following assumptions:

Risk-free interest rates	0.8-2.5%
Expected option life (in years)	5-6
Dividend yield	—%
Expected volatility	48-53%
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
Restricted Stock Awards
Restricted stock is an award that entitles the holder to receive shares of our common stock as the award vests. The fair value of each restricted stock award is based on the closing common stock price on the date of grant. Our time-based restricted stock awards generally vest ratably over four years following the date of grant. Compensation expense for time-based restricted stock awards is recognized over the vesting period on a straight-line basis. We have also granted certain employees performance-based restricted stock awards. These shares vest dependent upon attainment of various levels of performance that equal or exceed targeted levels and generally vest in their entirety two years from the date of grant. Compensation expense for performance-based restricted stock awards is recognized based on the probability of achievement of the performance condition. As of December 31, 2013, there was $40.5 million and $0.0 million of unrecognized compensation cost related to time-based restricted stock awards and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.6 years and 0.0 years, respectively.
A summary of time-based restricted share awards’ activity is presented in the table below.

	Number of Shares	Weighted Average Price
Balance at December 31, 2010	321,700	$20.54
Granted	1,063,085	23.92
Vested	(197,990)	21.48
Forfeited/cancelled	(187,837)	21.60
Balance at December 31, 2011	998,958	$24.54
Granted	1,022,609	19.93
Vested	(426,675)	23.08
Forfeited/cancelled	(233,945)	23.34
Balance at December 31, 2012	1,360,947	$21.58
Granted	1,747,501	22.09
Vested	(712,434)	21.30
Forfeited/cancelled	(305,211)	21.58
Balance at December 31, 2013	2,090,803	$22.10

A summary of performance-based restricted share awards’ activity is presented in the table below.

	Number of Shares	Weighted Average Price
Balance at December 31, 2010	722,027	$22.33
Granted	20,646	25.77
Vested	(209,086)	19.97
Forfeited/cancelled	—	—
Balance at December 31, 2011	533,587	$23.39
Granted	270,000	22.93
Vested	(132,791)	12.87
Forfeited/cancelled	(395,539)	27.26
Balance at December 31, 2012	275,257	$22.46
Granted	100,000	21.60
Vested	(31,902)	17.99
Forfeited/cancelled	(273,355)	23.40
Balance at December 31, 2013	70,000	$18.10
The aggregate intrinsic value of time-based and performance-based restricted stock awards was $48.9 million and $1.6 million as of December 31, 2013, respectively.
8. Commitments and Contingencies
Lease Commitments
We lease office space and equipment under capital and operating leases that expire at various times through 2020. We recognize lease expense for these leases on a straight-line basis over the lease terms.
The assets under capital lease are as follows:

	December 31,
	2013	2012
	(in thousands)
Data processing and communications equipment	$—	$—
Software	1,474	—
	1,474	—
Less: Accumulated depreciation and amortization	46	—
Assets under capital lease, net	$1,428	$—

Aggregate annual rental commitments at December 31, 2013, under operating leases with initial or remaining non-cancelable lease terms greater than one year are as follows:

	Capital Leases	Operating Leases
	(in thousands)
2014	$588	$10,596
2015	587	9,678
2016	294	7,540
2017	—	3,090
2018	—	2,502
Thereafter	—	3,308
Total minimum lease payments	$1,469	$36,714
Less amount representing average interest of 2.2%	(41)
	1,428
Less current portion	(562)
Long-term portion	$866
Rent expense was $9.7 million, $8.4 million and $7.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2013 or 2012.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of December 31, 2013 or 2012.
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
In connection with the Yardi Lawsuit, the Company made claims for reimbursement against each of its primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed the Company up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in the Company’s obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. The Company disputes these assertions by these carriers and intends to vigorously protect its coverage. Accordingly, on August 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to the Company’s counsel in connection with the Yardi Lawsuit. On September 5, 2012, Ace filed a motion to dismiss the Ace Lawsuit and on September 6, 2012, defendant Axis filed a motion to dismiss the Ace Lawsuit. On September 24, 2012, the Company filed our opposition to the motions to dismiss and separately filed our motion for partial summary judgment on the basis that each of Ace’s and Axis’ notice of rescission was untimely under applicable statutory law. On May 20, 2013, the court entered an order directing the parties to engage in the alternative dispute resolution procedure set forth in the policies at issue, and staying the lawsuit until such procedure has been completed. The court did not rule on the substance of Company’s motion for summary judgment, denying that motion with leave to re-file if the court-ordered non-binding dispute resolution procedures do not result in a settlement of the action. On February 25, 2014, RealPage and Axis entered into a confidential settlement and mutual release of claims, as a result of which Axis was dismissed from the Ace Lawsuit. On February 28, 2014, the Company filed a motion for partial summary judgment and another related motion against Ace. We intend to continue to pursue coverage and other appropriate relief in connection with the Ace insurance policies. We believe that it is remote that we will have a material loss in connection with the settlement or the reimbursement demands.
We are involved in other litigation matters not listed above but we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related thereto unfold.

9. Funds Held for Others
In connection with our payment processing services, we collect tenant funds and subsequently remit these tenant funds to our customers after varying holding periods. These funds are settled through our Originating Depository Financial Institution (“ODFI”) custodial accounts at major banks. The ODFI custodial account balances were $70.1 million and $34.4 million at December 31, 2013 and 2012, respectively. The ODFI custodial account balances are included in our consolidated balance sheets as restricted cash. The corresponding liability for these custodial balances is reflected as customer deposits. In connection with the timing of our payment processing services, we are exposed to credit risk in the event of nonperformance by other parties, such as returned checks. We utilize credit analysis and other controls to manage the credit risk exposure. We have not experienced any credit losses to date. Any expected losses are included in our accounts receivable allowances on our consolidated balance sheet.

The ODFI custodial accounts are in the name of, RealPage Payment Processing Services, Inc. (“RPPS”), a bankruptcy-remote, special-purpose entity, that is a wholly owned subsidiary of the Company. RPPS handles all ACH transaction processing responsibilities to RPPS. We provide processing and administrative services to RPPS through a services agreement.
The obligations of RPPS under the ODFI custodial account agreement are guaranteed by us.
In connection with our resident insurance products, we collect premiums from policy holders and subsequently remit the premium, net of our commission, to the underwriter. We maintain separate accounts for these transactions. We had $1.5 million and $0.8 million in restricted cash for the periods ended December 31, 2013 and 2012, respectively, and $1.5 million and $0.7 million in customer deposits related to these insurance products for periods ended December 31, 2013 and 2012, respectively.
10. Net Income (Loss) Per Share
Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share was computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 1,058,334, 644,299 and 3,180,852 shares were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the years ended December 31, 2013, 2012, and 2011, respectively.
The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$20,692	$5,183	$(1,231)
Denominator:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	74,962	71,838	68,480
Diluted:
Weighted average common shares used in computing basic net income (loss) per share	74,962	71,838	68,480
Add weighted average effect of dilutive securities:
Stock options and restricted stock	1,225	2,164	—
Weighted average common shares used in computing diluted net income (loss) per share	76,187	74,002	68,480
Net income (loss) per common share:
Basic	$0.28	$0.07	$(0.02)
Diluted	$0.27	$0.07	$(0.02)

11. Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Domestic	$19,230	$9,151	$(926)
Foreign	1,252	251	(515)
Total	$20,482	$9,402	$(1,441)
Our provision (benefit) for income taxes consisted of the following components:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$—	$—	$—
State	1,886	1,568	225
Foreign	421	27	70
Total current taxes	2,307	1,595	295
Deferred:
Federal	(1,832)	3,192	299
State	(619)	(574)	(626)
Foreign	(66)	6	(178)
Total deferred taxes	(2,517)	2,624	(505)
Total income tax provision (benefit)	$(210)	$4,219	$(210)
The reconciliation of our income tax expense (benefit) computed at the U.S. federal statutory tax rate to the actual income tax expense (benefit) is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Expense derived by applying the Federal income tax rate to income (loss) before taxes	$7,169	$3,291	$(504)
State income tax, net of federal benefit	607	445	146
Foreign income tax	(170)	(55)	215
Change in valuation allowance	(9,087)	—	(660)
Benefits of assets not previously recognized	—	—	(97)
Nondeductible expenses	644	612	674
Fair value adjustment on stock acquisition	487	(251)	—
Stock-based compensation	139	171	137
Tax credits	—	—	53
Changes in tax rates	—	—	(138)
Other	1	6	(36)
	$(210)	$4,219	$(210)
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Reserves, deferred revenue and accrued liabilities	$6,303	$7,215
Stock-based compensation	10,873	7,401
Net operating loss carryforwards	16,106	23,139
Total gross deferred tax assets	33,282	37,755
Deferred tax asset valuation allowance	(43)	(9,216)
Total deferred tax assets	33,239	28,539
Deferred tax liabilities:
Property, equipment and software	(5,408)	(3,820)
Other	(2,055)	(1,711)
Intangible assets	(23,871)	(23,020)
Total deferred tax liabilities	(31,334)	(28,551)
Net deferred tax assets (liabilities)	$1,905	$(12)

Our management periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. During 2013, we were able to conclude that given our performance, the realization of our deferred tax assets was more likely than not and accordingly reversed valuation allowances of approximately $9.2 million and recorded the reduction in valuation allowances as a tax benefit for the period. The determination of the level of valuation allowance at December 31, 2013 is based on an estimated forecast of future taxable income which includes many judgments and assumptions. Accordingly, it is at least reasonably possible that future changes in one or more assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

The acquisition of the stock of RentSentinel resulted in an additional net deferred tax asset of $0.2 million. This net asset includes a deferred tax liability of $1.8 million related to intangibles that are not amortizable for tax purposes, a deferred tax asset of $2.1 million related to net operating loss carryforwards and other miscellaneous deferred tax liabilities of $0.1 million.

The acquisition of the stock of My Building resulted in an additional net deferred tax liability of $0.8 million. This net liability includes a deferred tax liability of $1.2 million related to intangibles that are not amortizable for tax purposes, a deferred tax asset of $0.3 million related to net operating loss carryforwards and other miscellaneous deferred tax assets of $0.1 million.
Our largest deferred tax assets are our federal and state net operating loss carryforwards of $174.0 million and $6.9 million respectively. The federal net operating losses will begin to expire in 2020 and the state net operating losses will begin to expire in 2014. Of the total net operating loss carryforwards, approximately $136.6 million is attributable to deductions originating from the exercise of non-qualified employee stock options, the benefit of which will be credited to paid-in capital.
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
A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may limit utilization of the federal net operating loss carryforwards. Based on available information, the Company believes it is not currently subject to the Section 382 limitation; however certain net operating losses generated by subsidiaries prior to their acquisition by the Company are subject to the Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2028.
Our current state tax liability of $1.9 million is comprised of current tax liabilities in jurisdictions where tax is considered an income tax for financial reporting purposes but is assessed on adjusted gross revenue rather than adjusted pre-tax income and where we have current year income for financial reporting purposes that cannot be offset by net operating loss carryforwards until those carryforwards reduce our cash tax liability.

Our subsidiary in Hyderabad, India benefited from a tax holiday granted under the Software Technology Parks of India program upon commencement of business operations in 2008 through March 31, 2011. During this holiday period we were required to pay a minimum alternative tax which was available to reduce our post-holiday tax liability. Effective July 8, 2013, this subsidiary benefits from a tax holiday under the Special Economic Zone program. This benefit applies to a portion of our operations in this location. The expiration of this tax holiday will increase our effective income tax rate.
Our subsidiary in Manila, Philippines currently benefits from income tax holiday incentives in the Philippines pursuant to the registrations with the Philippine Economic Zone Authority, or PEZA. Under such PEZA registrations, the income tax holiday of our PEZA-registered project in the Philippines expires in 2015. The expiration of this tax holiday will increase our effective income tax rate.
No provision has been made for U.S federal and state income taxes on the undistributed earnings of approximately $1.6 million relating to our foreign subsidiaries as such earnings are expected to be reinvested and are considered permanent in duration. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings in the subsidiaries.
Uncertain Tax Positions
At December 31, 2013 and 2012, we had no unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense, and as of December 31, 2013 and 2012, there were no accrued interest and penalties.
We file consolidated and separate tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and two foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2010 and are no longer subject to state and local income tax examinations by tax authorities for years before 2009. However, net operating losses from all years continue to be subject to examinations and adjustments for at least three years following the year in which the attributes are used. We are not currently under audit for federal, state or any foreign jurisdictions.

12. Employee Benefit Plans
In 1998, our board of directors approved a defined contribution plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code. Our 401(k) Plan (“Plan”) covers substantially all employees who meet a minimum service requirement. Under the Plan, we can elect to make voluntary contributions. Contributions of $0.9 million, $0.9 million and $0.7 million were made by us for the years ended December 31, 2013, 2012 and 2011, respectively.
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
14. Selected Quarterly Financial Data (unaudited)

	Three Months Ended,
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands)
Revenue:
On demand	$92,081	$94,084	$90,825	$85,322	$81,771	$78,973	$74,938	$70,718
On premise	892	838	1,011	950	1,313	1,226	1,261	1,416
Professional and other	2,546	3,149	2,615	2,709	2,640	3,040	2,593	2,283
Total revenue	95,519	98,071	94,451	88,981	85,724	83,239	78,792	74,417
Gross profit	58,013	59,960	57,111	53,617	52,520	50,342	46,944	43,804
Net income (loss)	2,178	12,886	4,610	1,018	3,722	2,113	(2,372)	1,720
Net income (loss) per share:
Basic and Diluted	0.03	0.17	0.06	0.01	0.05	0.03	(0.03)	0.02
15. Subsequent Event
In January 2014, we acquired substantially all of the operating assets of Bookt LLC. ("Bookt") for a purchase price of $14.0 million, which consisted of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date, and additional cash payments totaling $7.0 million if certain revenue targets are met for the twelve month periods ended March 31, 2015 and March 31, 2016. A provider of software-as-a-service solutions, Bookt's InstaManager product facilitates vacation rental bookings and enables us to enter the vacation rental market. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of this filing due to the pending completion of the valuation of intangible assets.

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
Under supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992 framework). Based on our evaluation using criteria set by COSO, management concluded internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which is stated in their report included in Part II Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls
There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

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
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
REALPAGE, INC.
December 31, 2013
(in thousands)
Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deduction(1)	Balance at End of Year
Year ended December 31:
2011	$1,370	1,677	(2,068)	979
2012	$979	1,794	(1,686)	1,087
2013	$1,087	3,661	(3,834)	914

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carrollton, State of Texas, on this 3rd day of March 2014.

REALPAGE, INC.

By:	/s/ Stephen T. Winn
Stephen T. Winn
Chairman of the Board, Chief Executive Officer
President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen T. Winn Stephen T. Winn	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2014

/s/ Timothy J. Barker Timothy J. Barker	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2014

/s/ Alfred R. Berkeley Alfred R. Berkeley	Director	March 3, 2014

/s/ Peter Gyenes Peter Gyenes	Director	March 3, 2014

/s/ Jeffrey T. Leeds Jeffrey T. Leeds	Director	March 3, 2014

/s/ Jason A. Wright Jason A. Wright	Director	March 3, 2014

/s/ Scott S. Ingraham Scott S. Ingraham	Director	March 3, 2014

/s/ Charles F. Kane Charles F. Kane	Director	March 3, 2014

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger among the Registrant, Multifamily Technology Solutions, Inc., RP Newco IV, Inc. and Shareholder Representative Services LLC as Representative, dated August 22, 2011	8-K	8/23/2011	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated July 29, 2012	S-3	9/13/2012	4.4
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers	S-1	4/29/2010	10.1
10.2	Amended and Restated 1998 Stock Incentive Plan+	S-1	4/29/2010	10.2
10.3	Amended and Restated 1998 Stock Incentive Plan (June 2010) +	S-1	6/7/2010	10.2G
10.4	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	4/29/2010	10.2A, 10.2B, 10.2C, 10.2D
10.5	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	6/7/2010	10.2E, 10.2F, 10.2H
10.6	Form of Director’s Nonqualified Stock Option Agreement+	S-1	4/29/2010	10.3
10.7	Form of Notice of Grant of Restricted Shares (Outside Directors) +	S-1	6/7/2010	10.49
10.8	2010 Equity Incentive Plan+	S-1	7/26/2010	10.4
10.9	Amendment No. 1 to 2010 Equity Incentive Plan+	8-K	2/24/2011	10.3
10.10	Amendment No. 2 to 2010 Equity Incentive Plan+	8-K	2/21/2013	10.2
10.11	Forms of Stock Option Award Agreements and Restricted Stock Award Agreements approved for use under the 2010 Equity Incentive Plan+	S-8	8/17/2010	4.6, 4.7, 4.8, 4.9
10.12	Stand-Alone Stock Option Agreement between the Registrant and Peter Gyenes, dated February 25, 2010+	S-1	4/29/2010	10.7
10.13	Non-Qualified Stock Option Agreement (Second Series) under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated October 27, 2005+	S-1	4/29/2010	10.8
10.14	Non-Qualified Stock Option Agreement (Second Series) under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated February 26, 2009+	S-1	4/29/2010	10.9
10.15	Notice of Stock Option Grant under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated February 25, 2010+	S-1	4/29/2010	10.10
10.16	Notice of Stock Option Grant under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Margot Lebenberg, dated May 12, 2010+	S-1	6/7/2010	10.52
10.17	Form of 2011 Management Incentive Plan+	8-K	2/24/2011	10.2
10.18	Form of 2012 Management Incentive Plan+	8-K	2/27/2012	10.1
10.19	Form of 2013 Management Incentive Plan+	8-K	2/21/2013	10.1
10.20	Form of 2014 Management Incentive Plan+	8-K	2/24/2014	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.21	Employment Agreement between the Registrant and Stephen T. Winn, dated December 30, 2003+	S-1	4/29/2010	10.11
10.22	Employment Agreement between the Registrant and Timothy J. Barker, dated October 31, 2005+	S-1	4/29/2010	10.12
10.23	Amendment to Employment Agreement between the Registrant and Timothy J. Barker, dated January 1, 2010+	S-1	4/29/2010	10.13
10.24	Employment Agreement between the Registrant and Ashley Chaffin Glover, dated March 3, 2005+	S-1	4/29/2010	10.16
10.25	Employment Agreement between Multifamily Internet Ventures, LLC and Dirk D. Wakeham, dated April 12, 2007 and amended April 12, 2007+	S-1	4/29/2010	10.17
10.26	Employment Agreement between the Registrant and Jason Lindwall, dated January 8, 2008+	S-1	6/7/2010	10.50
10.27	Employment Agreement between the Registrant and Margot Lebenberg, dated May 12, 2010+	S-1	6/7/2010	10.51
10.28	Employment Release Agreement between the Registrant and William Van Valkenberg, dated June 8, 2010+	S-1	7/2/2010	10.53
10.29	Employment Agreement between the Registrant and Kurt Twining, dated July 5, 2011	10-Q	11/8/2011	10.2
10.30	Employment Agreement 409A Addendum between the Registrant and Stephen T. Winn, dated November 5, 2010+	10-Q	11/5/2010	10.5
10.31	Employment Agreement 409A Addendum between the Registrant and Timothy J. Barker, dated November 5, 2010+	10-Q	11/5/2010	10.6
10.32	Employment Agreement 409A Addendum between the Registrant and Ashley Chaffin Glover, dated November 5, 2010+	10-Q	11/5/2010	10.7
10.33	Employment Agreement 409A Addendum between the Registrant and Dirk Wakeham, dated November 5, 2010+	10-Q	11/5/2010	10.8
10.34	Employment Agreement 409A Addendum between the Registrant and Margot Lebenberg, dated November 5, 2010+	10-Q	11/5/2010	10.9
10.35	Employment Agreement 409A Addendum between the Registrant and Jason Lindwall, dated November 5, 2010+	10-Q	11/5/2010	10.10
10.36	Amended and Restated Employment Agreement between the Registrant and Janine Steiner Jovanovic, dated August 1, 2012+	S-3	9/13/2012	99.1
10.37	Amended and Restated Employment Agreement between the Registrant and William P. Chaney, dated August 1, 2012+	S-3	9/13/2012	99.2
10.38	Employment Agreement between the Registrant and Alex Chang, dated September 7, 2012+	S-3	9/13/2012	99.3
10.39	Form of Stock Bonus Agreement between the Company and Mr. Winn, dated as of February 24, 2014+	8-K	2/24/2014	10.2
10.40	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and Stephen T. Winn, dated January 1, 2014+				X
10.41	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and Timothy J. Barker, dated January 1, 2014+				X
10.42	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and Margot Carter, dated January 1, 2014+				X
10.43	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and Janine Steiner Jovanovic, dated January 1, 2014+				X
10.44	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and William Chaney, dated January 1, 2014+				X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.45	Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated July 23, 1999	S-1	4/29/2010	10.39
10.46	First Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated November 29, 1999	S-1	4/29/2010	10.40
10.47	Second Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated January 30, 2006	S-1	4/29/2010	10.41
10.48	Third Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated August 28, 2006	S-1	4/29/2010	10.42
10.49	Fourth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated November 2007	S-1	4/29/2010	10.43
10.50	Fifth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated February 4, 2009	S-1	4/29/2010	10.44
10.51	Sixth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated March 30, 2009	S-1	4/29/2010	10.45
10.52	Lease Agreement between the Registrant and Savoy IBP 8, Ltd., dated August 28, 2006	S-1	4/29/2010	10.46
10.53	First Amendment to Lease Agreement among the Registrant, ARI-International Business Park, LLC, ARI—IBP 1, LLC, ARI—IBP 2, LLC, ARI—IBP 3, LLC, ARI—IBP 4, LLC, ARI—IBP 5, LLC, ARI—IBP 6, LLC, ARI—IBP 7, LLC, ARI—IBP 8, LLC, ARI—IBP 9, LLC, ARI—IBP 11, LLC and ARI—IBP 12, LLC, dated December 28, 2009	S-1	4/29/2010	10.47
10.54	Master Services Agreement between the Registrant and DataBank Holdings Ltd., dated May 31, 2007†	S-1	7/2/2010	10.48
10.55	Amended and Restated Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC, Comerica Bank and the other lenders party thereto, dated December 22, 2011	8-K	12/27/2011	10.1
10.56	First Amendment to Security Agreement among the Registrant and Wells Fargo Capital Finance, LLC and the other grantors party thereto, dated December 22, 2011	10-K	2/24/2012	10.65
10.57	First Amendment to Amended and Restated Credit Agreement by and among the Registrant, Wells Fargo Capital Finance, LLC and the lenders party thereto, dated September 12, 2012	S-3	9/13/2012	99.4
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X

101.INS	Instance††				X

101.SCH	Taxonomy Extension Schema††				X

101.CAL	Taxonomy Extension Calculation††				X

101.LAB	Taxonomy Extension Labels††				X

101.PRE	Taxonomy Extension Presentation††				X

101.DEF	Taxonomy Extension Definition††				X

+	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith

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