Form 10-Q
period 2014-03-31
REALPAGE INC
filed 2014-05-12
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $0.001 par value	78,777,146

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
REALPAGE, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,096	$34,502
Restricted cash	49,492	71,941
Accounts receivable, less allowance for doubtful accounts of $1,331 and $914 at March 31, 2014 and December 31, 2013, respectively	62,588	66,635
Deferred tax asset, net	5,278	3,284
Other current assets	8,038	7,453
Total current assets	167,492	183,815
Property, equipment and software, net	58,422	54,775
Goodwill	160,484	152,422
Identified intangible assets, net	108,698	108,815
Other assets	3,811	3,386
Total assets	$498,907	$503,213
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,224	$11,978
Accrued expenses and other current liabilities	26,635	23,122
Current portion of deferred revenue	63,398	66,085
Customer deposits held in restricted accounts	49,460	71,910
Total current liabilities	155,717	173,095
Deferred revenue	6,392	5,671
Deferred tax liability, net	2,382	1,379
Other long-term liabilities	12,255	8,564
Total liabilities	176,746	188,709
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 81,380,416 and 80,511,791 shares issued and 78,918,363 and 78,433,626 shares outstanding at March 31, 2014 and December 31, 2013, respectively	81	81
Additional paid-in capital	401,354	390,854
Treasury stock, at cost: 2,462,053 and 2,078,165 shares at March 31, 2014 and December 31, 2013, respectively	(13,176)	(11,183)
Accumulated deficit	(65,922)	(65,086)
Accumulated other comprehensive loss	(176)	(162)
Total stockholders’ equity	322,161	314,504
Total liabilities and stockholders’ equity	$498,907	$503,213

See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
On demand	$97,008	$85,322
On premise	865	950
Professional and other	2,690	2,709
Total revenue	100,563	88,981
Cost of revenue(1)	39,927	35,364
Gross profit	60,636	53,617
Operating expense:
Product development(1)	14,841	12,038
Sales and marketing(1)	25,991	22,902
General and administrative(1)	20,929	16,507
Total operating expense	61,761	51,447
Operating income (loss)	(1,125)	2,170
Interest expense and other, net	(222)	(89)
Income (loss) before income taxes	(1,347)	2,081
Income tax expense (benefit)	(511)	1,063
Net income (loss)	$(836)	$1,018
Net income (loss) per share
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
Weighted average shares used in computing net income (loss) per share
Basic	76,722	74,011
Diluted	76,722	75,454
(1) Includes stock-based compensation expense as follows:
Cost of revenue	$1,007	$750
Product development	1,912	1,131
Sales and marketing	3,143	3,201
General and administrative	3,163	2,163
See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$(836)	$1,018
Other comprehensive loss—foreign currency translation adjustment	(14)	(22)
Comprehensive income (loss)	$(850)	$996
See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Shares		Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance as of December 31, 2013	80,512	$81	$390,854	$(162)	$(65,086)	(2,078)	$(11,183)	$314,504
Foreign currency translation	—	—	—	(14)	—	—	—	(14)
Net income (loss)	—	—	—	—	(836)	—	—	(836)
Exercise of stock options	187	—	1,275	—	—	—	—	1,275
Treasury stock purchase, at cost	—	—	—	—	—	(384)	(1,993)	(1,993)
Issuance of restricted stock	681	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,225	—	—	—	—	9,225
Balance as of March 31, 2014	81,380	$81	$401,354	$(176)	$(65,922)	(2,462)	$(13,176)	$322,161
See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(836)	$1,018
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,504	7,798
Deferred tax expense (benefit)	(991)	685
Stock-based compensation	9,225	7,245
Loss on disposal of assets	20	3
Acquisition-related contingent consideration	167	2,638
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	4,115	(2,235)
Customer deposits	(1)	198
Other current assets	(1,209)	(1,129)
Other assets	(491)	(138)
Accounts payable	4,003	2,820
Accrued compensation, taxes and benefits	(1,874)	(700)
Deferred revenue	(1,999)	(1,270)
Other current and long-term liabilities	3,993	272
Net cash provided by operating activities	23,626	17,205
Cash flows from investing activities:
Purchases of property, equipment and software	(7,262)	(7,724)
Acquisition of businesses, net of cash acquired	(7,179)	(10,050)
Intangible asset additions	—	(600)
Net cash used in investing activities	(14,441)	(18,374)
Cash flows from financing activities:
Payments on revolving credit facility	—	(10,000)
Payments on capital lease obligations	(139)	(136)
Payments of deferred acquisition-related consideration	(720)	(307)
Issuance of common stock	1,275	1,524
Purchase of treasury stock	(1,993)	(933)
Net cash used in financing activities	(1,577)	(9,852)
Net increase (decrease) in cash and cash equivalents	7,608	(11,021)
Effect of exchange rate on cash	(14)	(22)
Cash and cash equivalents:
Beginning of period	34,502	33,804
End of period	$42,096	$22,761
Supplemental cash flow information:
Cash paid for interest	$158	$195
Cash paid for income taxes, net of refunds	$267	$70
Fixed assets acquired under capital lease	$—	$1,976
See accompanying notes.

Notes to the Consolidated Financial Statements
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements and footnotes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading.
The consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.
It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 3, 2014 (“Form 10-K”).
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the three months ended March 31, 2014 and 2013 was in North America.
Net long-lived tangible assets held were $55.2 million and $51.5 million in North America and $3.2 million and $3.3 million in our international subsidiaries at March 31, 2014 and December 31, 2013, respectively.
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
No single customer accounted for 5% or more of our revenue or accounts receivable for the three months ended March 31, 2014 or 2013.
Recently Issued Accounting Standards
Based on our evaluation of recently issued accounting standards, there were no standards issued during the first quarter of 2014 that would materially impact our financial position, results of operations or related disclosures.
3. Acquisitions
2014 Acquisitions
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”). InstaManager is a software-as-a-service vacation rental booking engine used by professional managers of vacation rental properties. InstaManager offers marketing websites, online pricing and availability, online booking, automated reservations, payment processing and insurance sales. The acquisition of InstaManager expanded our product offerings to include property management software for the vacation rental market. We acquired InstaManager for a preliminary purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date, and additional cash payments totaling up to $7.0 million if certain revenue targets are met for the years ended March 31, 2015 and March 31, 2016 (a Level 3 input). The initial fair value of the deferred cash payment and the contingent cash payments was $0.8 million and $2.4 million, respectively. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets and will be evaluated quarterly. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at their estimated fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.

We preliminarily allocated the purchase price for InstaManager as follows:

InstaManager
(in thousands)
Intangible assets:
Developed product technologies	$4,490
Tradenames	527
Goodwill	4,135
Deferred Revenue	(33)
Net other assets	55
Total purchase price	$9,174
    In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”). VMM is a software-as-a-service application that facilitates the management of the end-to-end maintenance lifecycle for single-family and multi-family rental properties and provides property managers visibility into their maintenance costs, manages resources, and provides business control for property managers. We plan to integrate VMM into our existing Propertyware products. We acquired the VMM assets for a preliminary purchase price of $3.2 million, consisting of $1.0 million at closing, a deferred cash payment of up to $0.2 million payable over two years after the acquisition date, and additional cash payments of up to $2.0 million if certain revenue targets are met for the years ended June 30, 2015 and June 30, 2016. This acquisition was financed using cash flows from operations. Due to the timing of this acquisition, the purchase price allocation, including the determination of the fair value of the deferred cash payment and the additional cash payments, was not complete as of the date of this filing. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
2013 Acquisitions
In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL is a leading performance-based marketing company that provides senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We have integrated SFL with our existing senior living software solutions. We acquired SFL for a purchase price of $2.7 million which consisted of a cash payment of $2.3 million and additional cash payments of $0.2 million each due 6 months and 12 months after the acquisition date. As of March 31, 2014, both payments of $0.2 million had been made. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of five years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
In March 2013, we acquired certain assets from Yield Technologies, Inc., including RentSentinel and RentSocial (together, “RentSentinel”). The RentSentinel software-as-a-service platform is a fully featured apartment marketing management solution for the multi-family industry. RentSocial is an apartment search service that simplifies and incorporates the social marketing platform into the process of finding an apartment. We have integrated RentSentinel with our existing LeaseStar product family. We acquired RentSentinel for a purchase price of $10.5 million which consisted of a cash payment of $7.6 million, an issuance of 72,500 shares of our common stock and two traunches of 36,250 shares of our common stock which are issuable 12 months and 24 months after the acquisition date, respectively. As of March 31, 2014, no shares had been issued. This acquisition was financed from proceeds from cash flows from operations and our common stock. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes.

In October 2013, we acquired substantially all of the operating assets of Windsor Compliance Services, Inc. (“Windsor Compliance”) for a purchase price of $2.7 million, which included a cash payment of $1.3 million at closing and additional cash payments of $1.0 million and $0.5 million due 12 months and 24 months after the acquisition date, respectively, which are contingent on Windsor Compliance providing services to a specified number of units on or before those dates. The initial fair value of the cash payments was $1.3 million. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of the servicing targets discussed above. Windsor Compliance is a firm specializing in compliance with tax credits and regulations for the affordable housing industry. We plan to integrate Windsor Compliance with our other affordable HUD products. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
In October 2013, we acquired all of the issued and outstanding capital stock of MyBuilding Inc. ("MyBuilding") for a purchase price of $6.9 million, consisting of a cash payment of $4.5 million at closing, a deferred cash payment of up to $1.5 million payable over two years after the acquisition date and additional cash payments totaling up to $1.1 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. The initial fair value of the deferred cash payment and the contingent cash payments was $1.4 million and $0.3 million, respectively. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets (a Level 3 input). MyBuilding provides software-as-a-service solutions that facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents. We plan to integrate MyBuilding with our existing LeaseStar software solutions. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The fair value of the contingent cash payments was $0.4 million at March 31, 2014, and for the three months ended March 31, 2014, we recognized a loss of less than $0.1 million due to the changes in their estimated fair value.
In October 2013, we acquired all of the membership interests of Active Building, LLC ("Active Building") for a purchase price of $14.8 million, consisting of a cash payment of $11.3 million at closing, a deferred cash payment of up to $2.0 million payable over three years after the acquisition date, and additional cash payments totaling up to $6.5 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. The initial fair value of the deferred cash payment and the contingent cash payments was $1.7 million and $1.3 million, respectively. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets (a Level 3 input). Active Building provides software-as-a-service solutions that facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents. We plan to integrate Active Building with our existing LeaseStar software solutions. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. The fair value of the contingent cash payments was $1.9 million at March 31, 2014, and for the three months ended March 31, 2014, we recognized a loss of $0.1 million due to the changes in their estimated fair value.

We allocated the purchase prices for SFL, RentSentinel, Windsor Compliance, MyBuilding and Active Building as follows:

	SFL	RentSentinel	Windsor Compliance	MyBuilding	Active Building
	(in thousands)
Intangible assets:
Developed product technologies	$1,406	$4,238	$—	$1,450	$3,990
Customer relationships	161	2,390	1,230	1,000	2,660
Tradenames	—	—	—	328	641
Goodwill	1,035	3,633	1,302	5,043	7,404
Deferred revenue	—	(304)	(107)	(258)	—
Net deferred taxes	—	226	—	(813)	—
Net other assets	88	313	226	111	76
Total purchase price, net of cash acquired	$2,690	$10,496	$2,651	$6,861	$14,771
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
Pro Forma Results of Acquisitions
The following table presents pro forma results of operations for the three months ended March 31, 2014 and March 31, 2013 as if the VMM, InstaManager, Active Building, MyBuilding, Windsor Compliance, SFL, and RentSentinel acquisitions had occurred at the beginning of the earliest period presented. The pro forma financial information for the three months ended March 31, 2014 includes the business combination accounting effects resulting from these acquisitions including: interest expense of $0.0 million; tax benefit of $0.1 million; and approximately $0.1 million of amortization charges from acquired intangible assets as though the aforementioned companies were combined as of the beginning of fiscal year 2014. The pro forma financial information for the three months ended March 31, 2013 includes the business combination accounting effects resulting from these acquisitions including: interest expense of less than $0.1 million; tax benefit of $1.0 million; and approximately $0.1 million of amortization charges from acquired intangible assets as though the aforementioned companies were combined as of the beginning of fiscal year 2013. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results:

	Three Months Ended March 31,
	2014 Pro Forma	2013 Pro Forma
	(in thousands, except per share amounts)
Revenue:
On demand	$97,076	$87,704
On premise	865	950
Professional and other	2,690	2,709
Total revenue	100,631	91,363
Net income (loss)	$(924)	$(489)
Net income (loss) per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
4. Property, Equipment and Software
Property, equipment and software consist of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Leasehold improvements	$19,898	$18,756
Data processing and communications equipment	50,666	47,719
Furniture, fixtures, and other equipment	11,530	11,266
Software	39,574	36,750
	121,668	114,491
Less: Accumulated depreciation and amortization	(63,246)	(59,716)
Property, equipment and software, net	$58,422	$54,775
Depreciation and amortization expense for property, equipment and software was $4.5 million and $4.1 million for the three months ended March 31, 2014 and 2013, respectively. This includes depreciation for assets purchased through capital leases.
5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the three months ended March 31, 2014 is as follows:

(in thousands)
Balance at December 31, 2013	$152,422
Goodwill acquired	7,335
Other	727
Balance at March 31, 2014	$160,484
Other intangible assets consisted of the following at March 31, 2014 and December 31, 2013:

		March 31, 2014			December 31, 2013
	Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets
Developed technologies	3 years	$49,713	$(32,096)	$17,617	$45,014	$(29,952)	$15,062
Customer relationships	1-10 years	85,433	(36,205)	49,228	85,823	(33,503)	52,320
Vendor relationships	7 years	5,650	(4,855)	795	5,650	(4,709)	941
Total finite-lived intangible assets		140,796	(73,156)	67,640	136,487	(68,164)	68,323
Indefinite-lived intangible assets
Tradenames		41,058	—	41,058	40,492	—	40,492
Total intangible assets		$181,854	$(73,156)	$108,698	$176,979	$(68,164)	$108,815
Amortization of finite-lived intangible assets was $5.0 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively.
6. Debt
We have a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. At our option, the borrowings accrue interest at a per annum rate equal to either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.00% to 2.50%, in the case of LIBOR loans, and 0.0% to 0.25% in the case of prime rate loans, based upon our senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest at the adjusted LIBOR rate. The credit facility matures on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

In May 2014, we entered into an amendment to the credit facility. Under the terms of the amendment, the restrictive covenants were amended to permit us to repurchase up to $75,000,000 of our common stock, subject to certain conditions. Additionally, the the fixed charge coverage ratio was replaced with a new minimum interest expense coverage ratio and the capital expenditures limitations were increased.
As of March 31, 2014 and December 31, 2013, we had $0.0 million outstanding under our revolving line of credit. As of March 31, 2014, $150.0 million was available under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. We had unamortized debt issuance costs of $0.3 million and $0.3 million at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, we were in compliance with our debt covenants.
7. Share-based Compensation
In February 2014, we granted 1,356,972 options with an exercise price of $17.75 which vest quarterly over three years. We also granted 681,395 shares of restricted stock at $17.75 which vest quarterly over three years.
All stock options and restricted stock were granted under the 2010 Equity Plan, as amended.
8. Commitments and Contingencies
Lease Commitments
In the first quarter of 2013, we entered into a capital lease agreement for software that expires in 2016. We recognize lease expense on a straight-line basis over the lease term.
The assets under capital lease are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Software	$1,977	$1,977
Less: Accumulated depreciation and amortization	(689)	(549)
Assets under capital lease, net	$1,288	$1,428
Aggregate annual rental commitments at March 31, 2014 under capital lease are as follows:

(in thousands)
2014	$441
2015	587
2016	294
Total minimum lease payments	$1,322
Less amount representing average interest at 2.2%	(34)
1,288
Less current portion	564
Long-term portion	$724
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of March 31, 2014 or December 31, 2013.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of March 31, 2014 or December 31, 2013.
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
On January 24, 2011, Yardi Systems, Inc. ("Yardi") filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. (the “Yardi Lawsuit”). We answered and filed counterclaims against Yardi, and on July 1, 2012, the Company and Yardi entered into a settlement agreement resolving all outstanding litigation between the parties.
In connection with the Yardi Lawsuit, the Company made claims for reimbursement against each of its primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed the Company up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in the Company’s obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. The Company disputed these assertions by these carriers. Accordingly, on August 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to the Company’s counsel in connection with the Yardi Lawsuit. On February 25, 2014, RealPage and Axis entered into a confidential settlement and mutual release of claims, as a result of which Axis was dismissed from the Ace Lawsuit. On March 11, 2014, Ace filed its answer, affirmative defenses and counterclaims. On April 1, 2014, RealPage and Ace entered into a confidential settlement agreement and mutual release of claims and on April 7, 2014, the court entered an order granting the joint motion to dismiss all claims and demands asserted in the lawsuit. We expensed $4.7 million, inclusive of the settlements and other related costs in the first quarter.
We are involved in other litigation matters not listed above but we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related thereto unfold.
9. Net Income (Loss) Per Share
Basic net income per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 1,597,747 and 698,989 were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the three months ended March 31, 2014 and 2013, respectively.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(836)	$1,018
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	76,722	74,011
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	—	1,443
Weighted average common shares used in computing diluted net income per share	76,722	75,454
Net income (loss) per common share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
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
Our effective income tax rate was 37.9% and 51.1% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate fluctuated from the statutory rate predominantly due to the impact of permanent differences, including stock compensation, and the non-deductibility of contingent consideration, in relation to our results of operations before income taxes.
11. Subsequent Events
On May 6, 2014, we acquired substantially all of the operating assets of Notivus Multi-Family, LLC ("Notivus") for a preliminary purchase price of $7.5 million, which consisted of a cash payment of $3.6 million at closing, a deferred cash payment of up to $0.8 million payable over two years after the acquisition date, and additional cash payments totaling $3.1 million if certain revenue targets are met for the years ended December 31, 2015, December 31, 2016, and December 31, 2017. The acquisition of Notivus expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal year 2013. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event or otherwise.
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
Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of March 31, 2014, over 9,200 customers used one or more of our on demand software solutions to help manage the operations of approximately 9.3 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2014 by the National Multi Housing Council, based on number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $100.6 million and $89.0 million for the three months ended March 31, 2014 and 2013, respectively. In the same periods, we had operating income (loss) of approximately $(1.1) million and $2.2 million, respectively, and net income (loss) of approximately $(0.8) million and $1.0 million, respectively.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 28 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base.
Recent Acquisitions
In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL is a leading performance-based marketing company that provides senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We integrated SFL with our existing senior living software solutions. We acquired SFL for a purchase price of $2.7 million which consisted of a cash payment of $2.3 million and additional cash payments of $0.2 million each due six months and 12 months after the acquisition date.
In March 2013, we acquired certain assets from Yield Technologies, Inc., including RentSentinel and RentSocial (together, “RentSentinel”). The RentSentinel software-as-a-service platform is a fully featured apartment marketing management solution for the multi-family industry. RentSocial is an apartment search service that simplifies and incorporates the social marketing platform into the process of finding an apartment. We integrated RentSentinel with our existing LeaseStar product family. We acquired RentSentinel for a purchase price of $10.5 million which consisted of a cash payment of $7.6 million, issuance of 72,500 shares of our common stock and two traunches of 36,250 shares of our common stock which are issuable 12 months and 24 months after the acquisition date, respectively.

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
In October 2013, we acquired all of the issued and outstanding capital stock of MyBuilding Inc. ("MyBuilding") for a purchase price of $6.9 million consisting of a cash payment of $4.5 million at closing, a deferred cash payment of up to $1.5 million payable over two years after the acquisition date and a contingent deferred earn out consisting of two additional cash payments totaling $1.1 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. A provider of software-as-a-service solutions, MyBuilding products facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents.
In October 2013, we acquired all of the membership interest of Active Building, LLC ("Active Building") for a purchase price of $14.8 million, which consisted of a cash payment of $11.3 million at closing, a deferred cash payment of up to $2.0 million payable over three years after the acquisition date, and additional cash payments totaling $6.5 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. A provider of software-as-a-service solutions, Active Building products facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents.
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”), for a preliminary purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date, and additional cash payments totaling up to $7.0 million if certain revenue targets are met for the years ended March 31, 2015 and March 31, 2016. InstaManager is a software-as-a-service vacation rental booking engine used by professional managers of vacation rental properties. InstaManager offers marketing websites, online pricing and availability, online booking, automated reservations, payment processing and insurance sales.
In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”), for a preliminary purchase price of $3.2 million, consisting of $1.0 million at closing, a deferred cash payment of up to $0.2 million payable over two years after the acquisition date, and additional cash payments of up to $2.0 million if certain revenue targets are met for the years ended June 30, 2015 and June 30, 2016. VMM is a software-as-a-service application that facilitates the management of the end-to-end maintenance lifecycle for single-family and multi-family rental properties and provides property managers visibility into their maintenance costs, manages resources, and provides business control for property managers.
On May 6, 2014, we acquired substantially all of the operating assets of Notivus Multi-Family, LLC ("Notivus") for a preliminary purchase price of $7.5 million, which consisted of a cash payment of $3.6 million at closing, a deferred cash payment of up to $0.8 million payable over two years after the acquisition date, and additional cash payments totaling $3.1 million if certain revenue targets are met for the years ended December 31, 2015, December 31, 2016, and December 31, 2017. The acquisition of Notivus expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry.
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
The following provides a reconciliation of non-GAAP on demand revenue to on demand revenue, our most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
On demand revenue	$97,008	$85,322
Acquisition-related and other deferred revenue adjustments	1,324	2
Non-GAAP on demand revenue	$98,332	$85,324
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

Adjusted EBITDA. We define this metric as net income (loss) plus depreciation and asset impairment; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, acquisition-related expense and certain litigation-related expenses. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For a reconciliation of Adjusted EBITDA to net income, refer to the table below. Our Adjusted EBITDA grew from approximately $20.7 million for the three months ended March 31, 2013 to approximately $24.5 million for the three months ended March 31, 2014 as a result of our efforts to expand market share and increase revenue.

Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Condensed Consolidated Statements of Operations Data

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Revenue:
On demand	$97,008	$85,322
On premise	865	950
Professional and other	2,690	2,709
Total revenue	100,563	88,981
Cost of revenue(1)	39,927	35,364
Gross profit	60,636	53,617
Operating expense:
Product development(1)	14,841	12,038
Sales and marketing(1)	25,991	22,902
General and administrative(1)	20,929	16,507
Total operating expense	61,761	51,447
Operating income (loss)	(1,125)	2,170
Interest expense and other, net	(222)	(89)
Income (loss) before income taxes	(1,347)	2,081
Income tax expense (benefit)	(511)	1,063
Net income (loss)	$(836)	$1,018
Net income (loss) per share
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
Weighted average shares used in computing net income (loss) per share
Basic	76,722	74,011
Diluted	76,722	75,454
(1) Includes stock-based compensation expense as follows:
Cost of revenue	$1,007	$750
Product development	1,912	1,131
Sales and marketing	3,143	3,201
General and administrative	3,163	2,163

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2014	2013
	(as a percentage of total revenue)
Revenue:
On demand	96.5%	95.9%
On premise	0.9	1.1
Professional and other	2.6	3.0
Total revenue	100.0	100.0
Cost of revenue	39.7	39.7
Gross profit	60.3	60.3
Operating expense:
Product development	14.8	13.5
Sales and marketing	25.8	25.7
General and administrative	20.8	18.7
Total operating expenses	61.4	57.9
Operating income (loss)	(1.1)	2.4
Interest expense and other, net	(0.2)	(0.1)
Income (loss) before income taxes	(1.3)	2.3
Income tax expense (benefit)	(0.5)	1.2
Net income (loss)	(0.8)	1.1

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013
Revenue

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$97,008	$85,322	$11,686	13.7%
On premise	865	950	(85)	(8.9)
Professional and other	2,690	2,709	(19)	(0.7)
Total revenue	$100,563	$88,981	$11,582	13.0
On demand unit metrics:
Ending on demand units	9,285	8,545	740	8.7
Average on demand units	9,154	8,329	825	9.9
Non-GAAP on demand revenue	$98,332	$85,324	$13,008	15.2
Non-GAAP on demand revenue per average on demand unit	$42.97	$40.98	$1.99	4.9
The changes in total revenue for the three months ended March 31, 2014 and 2013 are due to the following changes in our three revenue components:
On demand revenue. Our on demand revenue increased for the three months ended March 31, 2014 as compared to same period in 2013, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our strategic acquisitions.

On premise revenue. On premise revenue decreased for the three months ended March 31, 2014 as compared to the same period in 2013. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.
Professional and other revenue. Professional and other services revenue decreased for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to a decrease in revenue from consulting services.
On demand unit metrics. As of March 31, 2014, one or more of our on demand solutions was utilized in the management of 9.3 million rental property units, representing an increase compared to the same period in 2013. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales, marketing efforts to existing customers and our 2013 and 2014 acquisitions which contributed 1.1% to total ending on demand units.
For the three months ended March 31, 2014, annualized non-GAAP on demand revenue per average on demand unit increased compared to the three months ended March 31, 2013, primarily due to improved penetration of our on demand solutions into our customer base.

Cost of Revenue

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(in thousands)
Cost of revenue	$35,646	$31,554	$4,092	13.0%
Depreciation and amortization	4,281	3,810	471	12.4
Total cost of revenue	$39,927	$35,364	$4,563	12.9
Cost of revenue. The increase in cost of revenue for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to: a $0.3 million increase in costs related to the increased sales of our solutions, which includes investments in infrastructure and other support services; a $2.9 million increase in personnel expense primarily related to costs to support our growth initiatives and headcount added as a result of our 2014 and 2013 acquisitions; a $0.3 million increase in stock-based compensation related to our professional services personnel and data center operations personnel; a $0.5 million increase in non-cash amortization of technology; a $0.4 million increase in information technology expense; and a $0.2 million increase in other costs.
Operating Expenses

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(in thousands)
Product development	$13,797	$11,284	$2,513	22.3%
Depreciation and amortization	1,044	754	290	38.5
Total product development expense	$14,841	$12,038	$2,803	23.3
Product development. The increase in product development expense for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to: a $1.4 million increase in personnel expense related to product development groups added as a result of our 2014 and 2013 acquisitions; a $0.8 million increase in stock-based compensation expense; a $0.3 million increase in depreciation expense; and a $0.3 million increase in other product development related expenses.

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(in thousands)
Sales and marketing	$22,692	$20,437	$2,255	11.0%
Depreciation and amortization	3,299	2,465	834	33.8
Total sales and marketing expense	$25,991	$22,902	$3,089	13.5

Sales and marketing. The increase in sales and marketing expense for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to: a $1.0 million increase in marketing program expense, primarily related to an increase in sales training and onboarding activities and an increase in fees related to our Renter’s Insurance solution; a $0.7 million increase in sales and marketing personnel expense related to our increased investment in sales personnel and personnel acquired as a result of our 2014 and 2013 acquisitions; a $0.4 million increase in travel related expenses; a $0.7 million increase in amortization expense; and a $0.3 million increase in other general sales and marketing expenses.

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(in thousands)
General and administrative	$20,049	$15,738	$4,311	27.4%
Depreciation and amortization	880	769	111	14.4
Total general and administrative expense	$20,929	$16,507	$4,422	26.8
General and administrative. The increase in general and administrative expense for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to: a $0.7 million increase in personnel expense related to accounting, management information systems, legal and human resources staff to support the growth in our business; a $1.0 million increase in stock-based compensation related to general and administrative personnel; a $5.1 million increase in litigation expense primarily due to legal fees and the accrual of the settlement of the Ace lawsuit in 2014; and a $0.1 million increase in other general and administrative costs; partially offset by a $2.5 million decrease in the fair value adjustments of acquisition-related liabilities. Refer to Part II, Item 1, "Legal Proceedings" for further information regarding the Ace lawsuit.
Interest Expense and Other, Net
The decrease in interest expense and other, net for the three months ended March 31, 2014, as compared to the same period in 2013, was due to a decrease in interest expense as a result of lower debt balances.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. Our effective income tax rate was 37.9% and 51.1% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate fluctuated from the statutory rate predominantly due to the impact of state taxes and permanent differences, including stock compensation and the non-deductibility of contingent consideration, in relation to our results of operations before income taxes. The fluctuation in rates year over year is a result of a variance of the same factors.
Reconciliation of Non-GAAP Financial Measures
We define Adjusted EBITDA as net income plus depreciation and asset impairment, amortization of intangible assets, interest expense, net, income tax expense (benefit), stock-based compensation expense, acquisition-related expense, and certain litigation-related expenses. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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

The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income (loss)	$(836)	$1,018
Acquisition-related and other deferred revenue	1,324	2
Depreciation, asset impairment and loss on sale of asset	4,209	3,688
Amortization of intangible assets	5,315	4,113
Interest expense, net	224	357
Income tax expense (benefit)	(511)	1,063
Litigation related expense	4,677	406
Stock-based compensation expense	9,225	7,245
Acquisition-related expense	881	2,774
Adjusted EBITDA	$24,508	$20,666

Liquidity and Capital Resources
Our primary sources of liquidity as of March 31, 2014 consisted of $42.1 million of cash and cash equivalents, $150.0 million available under our revolving line of credit and $33.1 million of current assets less current liabilities (excluding $42.1 million of cash and cash equivalents and $63.4 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures, acquisitions and to service our debt obligations. We expect that working capital requirements, capital expenditures and acquisitions will continue to be our principal needs for liquidity over the near term. In addition, as of March 31, 2014, we made several acquisitions for which a portion of the cash purchase price is payable at various times through 2016. In May 2014, subsequent to quarter end, we made an acquisition for which a portion of the cash purchase price is payable at various times through 2017. We expect to fund these obligations from cash provided by operating activities or, in some cases, the issuance of shares of our common stock at our election.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents) and our cash flow from operations, will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. As of December 31, 2013, we had federal and state net operating loss carryforwards of $174.0 million and $6.9 million, respectively. These carryforwards may be available to offset potential payments of future federal and state income tax liabilities and, if unused, expire at various dates through 2028 for both federal and state income tax purposes.
The following table sets forth cash flow data for the periods indicated therein:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$23,626	$17,205
Net cash used in investing activities	(14,441)	(18,374)
Net cash used in financing activities	(1,577)	(9,852)
Net Cash Provided by Operating Activities
In the three months ended March 31, 2014, cash from operating activities consisted of a net loss of $(0.8) million, net non-cash charges of $18.7 million, and acquisition-related contingent consideration of $0.2 million, partially offset by a deferred tax benefit of $1.0 million and decreases in working capital of $6.5 million. Net non-cash charges to income increased $3.7 million or 24.6%, compared to the same period in 2013, and primarily consisted of depreciation, amortization and stock-based compensation expense. The cash inflow resulting from the changes in working capital was primarily due to changes in accounts receivable, other current assets and accounts payable, offset by decreases in other assets and deferred revenue.
Net Cash Used in Investing Activities
In the three months ended March 31, 2014, investing activities consisted of acquisition-related payments of $7.2 million primarily related to InstaManager and VMM acquisitions and $7.2 million of capital expenditures related to investments in technology infrastructure to support our growth initiatives. The decrease in cash used in investing activities from the same period in 2013 relates to the consideration paid, net of cash acquired, for our 2014 acquisitions as compared to 2013 combined with a decrease in capital spending.

Net Cash Used in Financing Activities
Cash used in financing activities during the three months ended March 31, 2014 was primarily due to capital lease payments of $0.1 million, $0.7 million in payments of acquisition-related contingent consideration, and net outflows of $0.7 million from stock issuances under our stock based compensation plans. Cash used in financing activities decreased from the same period in 2013 due to a $10.0 million payment on our revolving credit facility in 2013.

Contractual Obligations, Commitments and Contingencies
Contractual Obligations
Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. There have been no material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K.
Long-Term Debt Obligations
We have a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. At our option, borrowings accrue interest at a per annum rate equal to either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.00% to 2.50%, in the case of LIBOR loans, and 0.0% to 0.25% in the case of prime rate loans, based upon our senior leverage ratio. The interest is due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest at the adjusted LIBOR rate. Under the terms of the credit facility, we pay a fee on the unused portion of the credit facility at a rate of 0.375% per annum. The credit facility matures on December 30, 2015. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.

In May 2014, we entered into an amendment to the credit facility. Under the terms of the amendment, the restrictive covenants were amended to permit us to repurchase up to $75,000,000 of our capital stock, subject to certain conditions. Additionally, the fixed charge coverage ratio was replaced with a new minimum interest expense coverage ratio, and the capital expenditures limitations were expanded.
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
Our credit facility contains customary covenants which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; make investments, including acquisitions; enter into transactions with affiliates; and make capital expenditures. Our credit facility additionally contains customary affirmative covenants, including requirements to, among other things, take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permit the assignment of the contract to our lenders; subject in each case to customary exceptions and qualifications. We are also required to comply with a minimum interest expense coverage ratio, which is a ratio of our EBITDA to our interest expense as determined in accordance with the credit facility, of 1.75:1.00 for each 12-month period ending at the end of a fiscal quarter, and a senior leverage ratio, which is a ratio of the outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 2.75:1.00 on the last day of each fiscal quarter. As of March 31, 2014, we were in compliance with our debt covenants.
In the event of a default on our credit facility, the obligations under the credit facility could be accelerated, the applicable interest rate under the credit facility could be increased, the loan commitments could be terminated, and our subsidiaries that have guaranteed the credit facility could be required to pay the obligations in full, and our lenders would be permitted to exercise remedies with respect to all of the collateral that is securing the credit facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default that is not cured or waived could have a material adverse effect on our liquidity and financial condition.

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
We had cash and cash equivalents of $42.1 million and $34.5 million at March 31, 2014 and December 31, 2013, respectively.
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
We had no outstanding debt at March 31, 2014 or December 31, 2013.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On January 24, 2011, Yardi Systems, Inc. ("Yardi") filed a lawsuit in the U.S. District Court for the Central District of California against RealPage, Inc. and DC Consulting, Inc. (the “Yardi Lawsuit”). We answered and filed counterclaims against Yardi, and on July 1, 2012, the Company and Yardi entered into a Settlement Agreement resolving all outstanding litigation between the parties. In connection with the Yardi Lawsuit, we made claims for reimbursement against each of our primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed us up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in our obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. We disputed these assertions by these carriers. Accordingly, on August 14, 2012, we filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to our counsel in connection with the Yardi Lawsuit. On February 25, 2014, RealPage and Axis entered into a confidential settlement and mutual release of claims, as a result of which Axis was dismissed from the Ace Lawsuit. On March 11, 2014, Ace filed its answer, affirmative defenses and counterclaims. On April 1, 2014, RealPage and Ace entered into a confidential settlement agreement and mutual release of claims and on April 7, 2014, the court entered an order granting the joint motion to dismiss all claims and demands asserted in the lawsuit.

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

•
changes in the legal, regulatory or compliance environment related to the rental housing industry or the markets in which we operate, including without limitation fair credit reporting, payment processing, data protection and privacy, social media, utility billing, insurance, the Internet and e-commerce, licensing, the Health Insurance Portability Act of 1996 (“HIPAA”) and the Health Information Technology Economic and Clinical Health Act (“HITECH”);

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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 922 as of December 31, 2008 to 3,506 as of March 31, 2014. We increased our number of on demand customers from 2,669 as of December 31, 2008 to over 9,200 as of March 31, 2014. We increased the number of on demand product centers that we offer from 29 as of December 31, 2008 to 55 as of March 31, 2014. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
Historically, our on demand units managed by our customers have renewed at a rate of 95.2% based on an average of the last two years ending March 31, 2014.
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
Our revenue growth is dependent on our ability to continually attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our solutions may be inhibited and we may be unable to sustain growth in our sales for a number of reasons, including, but not limited to:

•	our failure to develop new or additional solutions;

•	our inability to market our solutions in a cost-effective manner to new customers or in new vertical or geographic markets;

•	our inability to expand our sales to existing customers;

•	the inability of our LeaseStar product family to grow traffic to its websites, resulting in lower levels of lead and lease/move-in traffic to customers;

•	our inability to build and promote our brand; and

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of Seniors for Living, Inc. in February 2013, RentSentinel and RentSocial in March 2013, Windsor Compliance Services, Inc., MyBuilding Inc., and Active Building, LLC in October 2013, Bookt, LLC in January 2014, Virtual Maintenance Manager, LLC in March 2014, and Notivus Multi-Family, LLC in May 2014. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

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
The ability of our customers to access our service is critical to our business. We host our products and services, support our operations, and service our customers primarily from our Dallas, Texas-based data centers. Some of our products and services derived from recent acquisitions are hosted and supported from data centers in other geographic locations within the continental United States, many of which are operated by third party data vendors. Until such time that migration of these acquired product and services to our Texas-based data centers can be completed, we will not have sole control over the operations of all data center facilities.
We may fail to provide such service as a result of numerous factors, many of which are beyond our control, including, without limitation: mechanical failure, power outage, human error, physical or electronic security breaches, war, terrorism and related conflicts or similar events worldwide, fire, earthquake, hurricane, flood and other natural disasters, sabotage and vandalism. We attempt to mitigate these risks at our Texas-based data centers or other facilities through various business continuity efforts, including redundant infrastructure, 24 x 7 x 365 system activity monitoring, backup and recovery procedures, use of a secure off-site storage facility for backup media, separate test systems and rotation of management and system security measures, but our precautions may not protect against all potential problems. Disaster recovery procedures are in place to facilitate the recovery of our operations, products and services within the stated service level goals. Our secondary data center is equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support the solutions we provide in the event of the interruption of services at our primary data center. Even with this secondary data center, however, our operations would be interrupted during the transition process should our primary data center experience a failure. Moreover, both our primary and secondary data centers are located in the greater metropolitan Dallas area. As a result, any regional disaster could affect both data centers and result in a material disruption of our services. Furthermore, these business continuity efforts do not support our data centers outside of Texas or any centers operated by third party data vendors.
Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or delays that could harm our operating results. Disruptions at our data centers or other facilities could cause disruptions in our services and data or document loss or corruption. This could damage our reputation, cause us to issue credits to customers, subject us to potential liability or costs related to defending against claims or cause customers to terminate or elect not to renew their agreements, any of which could negatively impact our revenues.
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
In the vacation rental market, we compete with LiveRez, Inc., Kigo, and HomeAway Software.
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
We rely on a number of third-party providers, including, but not limited to, computer hardware and software vendors, database and data providers, to deliver our solutions. We currently utilize equipment, software and services from Akami Inc., Avaya Inc., Brocade Communications Systems, Inc., Cisco Systems, Inc., Dell Inc., EMC Corporation, Microsoft Corporation, Oracle Corporation and salesforce.com, inc., as well as many other smaller providers. Our OneSite Accounting service relies on a software-as-a-service, or SaaS-based, accounting system developed and maintained by a third-party service provider. We host this application in our data centers and provide supplemental development resources to extend this accounting system to meet the unique requirements of the rental housing industry. Our shared cloud portfolio reporting service utilizes software licensed from IBM. We expect to utilize additional service providers as we expand our platform. Although the third-party technologies and services that we currently require are commercially available, such technologies and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these technologies or services could result in delays in the provisioning of our solutions until alternative technology is either developed by us, or, if available, is identified, obtained and integrated, and such delays could harm our business. It also may be time consuming and costly to enter into new relationships. Additionally, any errors or defects in the third-party technologies we utilize or delays or interruptions in the third-party services we rely on could result in errors, failures or disruptions of our services, which also could harm our business.
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
We entered into a Service Provider Agreement with Wells Fargo Merchant Services, LLC and Wells Fargo Bank, NA (“Wells Fargo”), effective January 1, 2014.  Under the Service Provider Agreement, RealPage, Inc. is a registered independent sales organization (“ISO”) of Wells Fargo.  Wells Fargo will act as a merchant acquiring bank for processing RealPage client credit card and debit card payments (“Card Payments”), and RealPage will serve as an ISO.  As an ISO, RealPage will assume the underwriting risk for processing Card Payments on behalf of its clients. If RealPage experiences excessive chargebacks, either RealPage or Wells Fargo has the authority to cease client card processing services, and such events could result in a material adverse effect on our revenues, operating income, and reputation.
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
In December 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Comerica Bank and the other lenders party thereto (“Restated Agreement”) to amend and restate our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated Agreement converted our outstanding term loan under the original agreement into revolving loans. As of March 31, 2014, we had no debt outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.
In May 2014, we entered into an amendment to the credit facility. Under the terms of the amendment, the restrictive covenants were amended to permit us to repurchase up to $75,000,000 of our capital stock, subject to certain conditions. Additionally, the fixed charge coverage ratio was replaced with a new minimum interest expense coverage ratio, and the capital expenditures limitations were expanded.
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
Our credit facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants, including, among other things, to: take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permit the assignment of the contracts to our lenders. We are also required to comply with a minimum interest expense coverage ratio, which is a ratio of our EBITDA to our interest expense as determined in accordance with the credit facility, of 1.75:1.00 for each 12-month period ending at the end of a fiscal quarter, and a senior leverage ratio, which is a ratio of the outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 2.75:1.00 for each fiscal quarter.
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
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our customers in connection with commercial disputes, claims brought by our customers’ current or prospective residents, including class action lawsuits based on asserted statutory or regulatory violations, employment-based claims made by our current or former employees, administrative agencies, government regulators, or insurers. Litigation, enforcement actions, and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover such legal proceedings or claims or may withhold or dispute coverage of such legal proceedings or claims on various grounds, including by alleging such coverage is beyond the scope of such policies, that we are not in compliance with the terms of such insurance policies or that such policies are not in effect, even after proceeds under such insurance policies have been received by us. In addition, insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all. A legal proceeding or claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our operating results.
In connection with the Yardi Lawsuit filed against us, we made claims for reimbursement against each of our primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed us up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in our obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. We dispute these assertions by these carriers and intend to vigorously protect the coverage. Accordingly, on August 14, 2012, we filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to our counsel in connection with the Yardi Lawsuit. On February 25, 2014, RealPage and Axis entered into a confidential settlement and mutual release of claims, as a result of which Axis was dismissed from the Ace Lawsuit. On March 11, 2014, Ace filed its answer, affirmative defenses and counterclaims. On April 1, 2014, RealPage and Ace entered into a confidential settlement agreement and mutual release of claims and filed a joint motion to dismiss all claims and demands, and on April 7, 2014, the court entered an order granting the joint motion to dismiss all claims and demands asserted in the lawsuit.
In April 2014, we were named as Defendant in a Virginia purported class action, styled Marjorie Arnold et al., v. RealPage, Inc., Case No. 1:14cv466. This lawsuit is at an early stage and we are in the process of analyzing the case and preparing a response. Although we intend to defend this lawsuit vigorously, it is not possible to predict its outcome. In addition, even if we were successful in defending against Plaintiffs’ claims, this lawsuit could result in significant costs and divert our management’s attention, and our results of operations and financial condition could be materially adversely affected.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 34.7% of our common stock as of March 31, 2014. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 33.1% of our common stock as of March 31, 2014. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
As of March 31, 2014, we had 78,918,363 shares of common stock outstanding. Of these shares, 74,958,597 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of March 31, 2014, holders of 25,912,948 shares, or approximately 32.8%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.
In addition, we have registered approximately 22,134,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,196,030 shares were eligible for sale upon the exercise of vested options as of March 31, 2014.
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
These and other provisions of our amended and restated certificate of incorporation and our amended and restated bylaws, and under Delaware law, could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.
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
Date: May 12, 2014

RealPage, Inc.

By	/s/ Timothy J. Barker
Timothy J. Barker
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010	10-Q	11/5/2010	4.4
4.5	Registration Rights Agreement among the Registrant and certain stockholders, dated August 24, 2011	10-Q	11/8/2011	4.5
10.1	Form of 2014 Management Incentive Plan	8-K	2/24/2014	10.1
10.2	Form of Stock Bonus Agreement with Steve Winn	8-K	2/24/2014	10.2
10.3	Employment Agreement with W. Bryan Hill	8-K	3/24/2014	10.1
10.4	Fourth Amendment to Amended and Restated Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC, and the lenders party thereto, dated May 5, 2014	8-K	5/6/2014	10.1
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
101.INS	Instance†				X
101.SCH	Taxonomy Extension Schema†				X
101.CAL	Taxonomy Extension Calculation†				X
101.LAB	Taxonomy Extension Labels†				X
101.PRE	Taxonomy Extension Presentation†				X
101.DEF	Taxonomy Extension Definition†				X

*	Furnished herewith

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