Form 10-Q
period 2014-06-30
REALPAGE INC
filed 2014-08-08
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2014
Common Stock, $0.001 par value	79,209,783

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
REALPAGE, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,217	$34,502
Restricted cash	46,927	71,941
Accounts receivable, less allowance for doubtful accounts of $2,137 and $914 at June 30, 2014 and December 31, 2013, respectively	59,979	66,635
Deferred tax asset, net	6,836	3,284
Other current assets	8,308	7,453
Total current assets	161,267	183,815
Property, equipment and software, net	66,515	54,775
Goodwill	197,658	152,422
Identified intangible assets, net	106,382	108,815
Other assets	4,167	3,386
Total assets	$535,989	$503,213
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,579	$11,978
Accrued expenses and other current liabilities	27,436	23,122
Current portion of deferred revenue	66,695	66,085
Customer deposits held in restricted accounts	46,895	71,910
Total current liabilities	162,605	173,095
Deferred revenue	6,838	5,671
Deferred tax liability, net	1,081	1,379
Revolving credit facility	25,000	—
Other long-term liabilities	14,647	8,564
Total liabilities	210,171	188,709
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 82,016,928 and 80,511,791 shares issued and 79,082,594 and 78,433,626 shares outstanding at June 30, 2014 and December 31, 2013, respectively	82	81
Additional paid-in capital	415,127	390,854
Treasury stock, at cost: 2,934,334 and 2,078,165 shares at June 30, 2014 and December 31, 2013, respectively	(17,007)	(11,183)
Accumulated deficit	(72,213)	(65,086)
Accumulated other comprehensive loss	(171)	(162)
Total stockholders’ equity	325,818	314,504
Total liabilities and stockholders’ equity	$535,989	$503,213

See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
On demand	$91,606	$90,825	$188,614	$176,147
On premise	826	1,011	1,691	1,961
Professional and other	2,556	2,615	5,246	5,324
Total revenue	94,988	94,451	195,551	183,432
Cost of revenue(1)	42,115	37,340	82,042	72,704
Gross profit	52,873	57,111	113,509	110,728
Operating expense:
Product development(1)	15,941	11,727	30,782	23,765
Sales and marketing(1)	28,030	23,924	54,021	46,826
General and administrative(1)	16,819	12,819	37,748	29,326
Total operating expense	60,790	48,470	122,551	99,917
Operating (loss) income	(7,917)	8,641	(9,042)	10,811
Interest expense and other, net	(204)	(596)	(426)	(685)
(Loss) income before income taxes	(8,121)	8,045	(9,468)	10,126
Income tax expense (benefit)	(1,830)	3,435	(2,341)	4,498
Net (loss) income	$(6,291)	$4,610	$(7,127)	$5,628
Net (loss) income per share
Basic	$(0.08)	$0.06	$(0.09)	$0.08
Diluted	$(0.08)	$0.06	$(0.09)	$0.07
Weighted average shares used in computing net (loss) income per share
Basic	77,283	74,541	77,004	74,278
Diluted	77,283	75,781	77,004	75,665
(1) Includes stock-based compensation expense as follows:
Cost of revenue	$866	$750	$1,873	$2,088
Product development	2,144	1,131	4,056	3,180
Sales and marketing	3,101	3,201	6,244	4,422
General and administrative	3,922	2,163	7,085	4,627
See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net (loss) income	$(6,291)	$4,610	$(7,127)	$5,628
Other comprehensive loss—foreign currency translation adjustment	5	(26)	(9)	(48)
Comprehensive (loss) income	$(6,286)	$4,584	$(7,136)	$5,580
See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Shares		Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance as of December 31, 2013	80,512	$81	$390,854	$(162)	$(65,086)	(2,078)	$(11,183)	$314,504
Foreign currency translation	—	—	—	(9)	—	—	—	(9)
Net (loss) income	—	—	—	—	(7,127)	—	—	(7,127)
Exercise of stock options	566	—	5,015	—	—	—	—	5,015
Treasury stock purchase, at cost	—	—	—	—	—	(856)	(5,824)	(5,824)
Issuance of restricted stock	905	1	—	—	—	—	—	1
Issuance of common stock	34	—	—	—	—	—	—	—
Stock-based compensation	—	—	19,258	—	—	—	—	19,258
Balance as of June 30, 2014	82,017	$82	$415,127	$(171)	$(72,213)	(2,934)	$(17,007)	$325,818
See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(7,127)	$5,628
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,571	15,218
Deferred tax expense (benefit)	(3,850)	3,046
Stock-based compensation	19,258	13,306
Loss on disposal of assets	20	273
Acquisition-related contingent consideration	(66)	1,445
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	6,795	(6,506)
Customer deposits	(1)	—
Other current assets	(1,187)	(1,230)
Other assets	(888)	(274)
Accounts payable	7,458	2,992
Accrued compensation, taxes and benefits	(84)	(1,377)
Deferred revenue	1,588	810
Other current and long-term liabilities	1,261	1,252
Net cash provided by operating activities	42,748	34,583
Cash flows from investing activities:
Purchases of property, equipment and software	(19,135)	(13,393)
Acquisition of businesses, net of cash acquired	(42,053)	(10,196)
Intangible asset additions	—	(600)
Net cash used in investing activities	(61,188)	(24,189)
Cash flows from financing activities:
Proceeds from (payments on) revolving credit facility, net	25,000	(10,000)
Payments on capital lease obligations	(280)	(273)
Payments of deferred acquisition-related consideration	(748)	(486)
Issuance of common stock	5,016	2,993
Purchase of treasury stock	(5,824)	(2,065)
Net cash provided by (used in) financing activities	23,164	(9,831)
Net increase (decrease) in cash and cash equivalents	4,724	563
Effect of exchange rate on cash	(9)	(48)
Cash and cash equivalents:
Beginning of period	34,502	33,804
End of period	$39,217	$34,319
Supplemental cash flow information:
Cash paid for interest	$282	$369
Cash paid for income taxes, net of refunds	$287	$365
Non-cash financing activities:
Fixed assets acquired under capital lease	$—	$1,976
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
Principally, all of our revenue for the three and six months ended June 30, 2014 and 2013 was in North America.
Net long-lived tangible assets held were $62.5 million and $51.5 million in North America and $4.0 million and $3.3 million in our international subsidiaries at June 30, 2014 and December 31, 2013, respectively.
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
No single customer accounted for 5% or more of our revenue or accounts receivable for the three or six months ended June 30, 2014 or 2013.
Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning January 1, 2017 and at that time, can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.
3. Acquisitions
2014 Acquisitions
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”). InstaManager is a software-as-a-service vacation rental booking engine used by professional managers of vacation rental properties. InstaManager offers marketing websites, online pricing and availability, online booking, automated reservations, payment processing and insurance sales. The acquisition of InstaManager expanded our product offerings to include property management software for the vacation rental market. We acquired InstaManager for a preliminary purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date, and additional cash payments totaling up to $7.0 million if certain revenue targets are met for the years ended March 31, 2015 and March 31, 2016 (a Level 3 input). The initial fair value of the deferred cash payment and the contingent cash payments was $0.8 million and $2.4 million, respectively. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets and will be evaluated quarterly. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at their estimated fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. The fair value of the contingent cash payments was $2.5 million at June 30, 2014, and for the three months ended June 30, 2014, we recognized a loss of $0.2 million due to the changes in their estimated fair value.

In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”). VMM is a software-as-a-service application that facilitates the management of the end-to-end maintenance lifecycle for single-family and multi-family rental properties and provides property managers visibility into their maintenance costs, manages resources, and provides business control for property managers. We plan to integrate VMM into our existing Propertyware products. We acquired the VMM assets for a preliminary purchase price of $1.2 million, consisting of a cash payment of $1.0 million at closing, a deferred cash payment of up to $0.2 million payable over two years after the acquisition date, and additional cash payments of up to $2.0 million if certain revenue targets are met for the years ended June 30, 2015 and June 30, 2016 (a Level 3 input). The initial fair value of the deferred cash payment and the contingent cash payments was $0.2 million and less than $0.1 million, respectively. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets and will be evaluated quarterly. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at their estimated fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of five years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
In May 2014, we acquired certain assets from Notivus Multi-Family LLC ("Notivus"). Notivus is a software-as-a-service application that provides an outsourced vendor credentialing solution to assist multifamily owners and managers in the credentialing and ongoing monitoring of its current and prospective vendors, suppliers, and independent contractors. We plan to integrate Notivus into our existing Compliance Depot products. We acquired the Notivus assets for a preliminary purchase price of $4.4 million, consisting of a cash payment of $3.6 million at closing and a deferred cash payment of up to $0.8 million payable over two years after the acquisition date. The initial fair value of the deferred cash payment was approximately $0.8 million. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on working capital targets and will be evaluated quarterly. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at their estimated fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
We preliminarily allocated the purchase price for InstaManager, VMM, and Notivus as follows:

	InstaManager	VMM	Notivus
	(in thousands)
Intangible assets:
Developed product technologies	$4,490	$671	$1,840
Customer relationships	—	200	—
Tradenames	527	—	—
Goodwill	4,135	358	2,852
Deferred revenue	(33)	—	(156)
Net other assets (liabilities)	55	—	(141)
Total purchase price	$9,174	$1,229	$4,395
In June 2014, we acquired all of the issued and outstanding stock of Kigo, Inc. ("Kigo"). Kigo is a software-as-a-service vacation rental booking system headquartered in the United States with operations in Spain. Kigo offers services for vacation rental property management that include vacation rental calendars, scheduling, reservations, accounting, channel management, website design, payment processing and other tasks to aid the management of leads, revenue, resources and lodging calendars. We plan to integrate Kigo with our existing vacation rental products. We acquired Kigo for a preliminary purchase price of $37.5 million, consisting of a cash payment of $32.0 million and a deferred cash payment of up to $5.5 million, to be payable over two and a half years after the acquisition date. This acquisition was financed from proceeds from our revolving line of credit and cash flows from operations. Due to the timing of this acquisition, the purchase price allocation, including the determination of the fair value of the deferred cash payment, was not complete as of the date of this filing. Direct acquisition costs were $0.4 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of this acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes.
2013 Acquisitions
In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL is a leading performance-based marketing company that provides senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We have integrated SFL with our existing senior living software solutions. We acquired SFL for a purchase price of $2.7 million which consisted of a cash payment of $2.3 million and additional cash payments of $0.2 million each due 6 months and 12 months after the acquisition date. As of June 30, 2014, both payments of $0.2 million had been made. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of five years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
In March 2013, we acquired certain assets from Yield Technologies, Inc., including RentSentinel and RentSocial (together, “RentSentinel”). The RentSentinel software-as-a-service platform is a fully featured apartment marketing management solution for the multi-family industry. RentSocial is an apartment search service that simplifies and incorporates the social marketing platform into the process of finding an apartment. We have integrated RentSentinel with our existing LeaseStar product family. We acquired RentSentinel for a purchase price of $10.5 million which consisted of a cash payment of $7.6 million, an issuance of 72,500 shares of our common stock and two traunches of 36,250 shares of our common stock which are issuable 12 months and 24 months after the acquisition date, respectively. As of June 30, 2014, 33,868 shares had been issued. This acquisition was financed from proceeds from cash flows from operations and our common stock. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes.
In October 2013, we acquired substantially all of the operating assets of Windsor Compliance Services, Inc. (“Windsor Compliance”) for a purchase price of $2.7 million, which included a cash payment of $1.3 million at closing and additional cash payments of $1.0 million and $0.5 million due 12 months and 24 months after the acquisition date, respectively, which are contingent on Windsor Compliance providing services to a specified number of units on or before those dates. The initial fair value of the cash payments was $1.3 million. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of the servicing targets discussed above. Windsor Compliance is a firm specializing in compliance with tax credits and regulations for the affordable housing industry. We have integrated Windsor Compliance with our other affordable HUD products. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. The fair value of the additional cash payments was $1.3 million at June 30, 2014, and for the three and six months ended June 30, 2014, we recognized losses of less than $0.1 million due to the changes in their estimated fair value.
In October 2013, we acquired all of the issued and outstanding capital stock of MyBuilding Inc. ("MyBuilding") for a purchase price of $6.9 million, consisting of a cash payment of $4.5 million at closing, a deferred cash payment of up to $1.5 million payable over two years after the acquisition date and additional cash payments totaling up to $1.1 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. The initial fair value of the deferred cash payment and the contingent cash payments was $1.4 million and $0.3 million, respectively. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets (a Level 3 input). MyBuilding provides software-as-a-service solutions that facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents. We have integrated MyBuilding with our existing LeaseStar software solutions. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The fair value of the contingent cash payments was $0.3 million at June 30, 2014, and for the three and six months ended June 30, 2014, we recognized gains of $0.1 million and less than $0.1 million, respectively, due to the changes in their estimated fair value.
In October 2013, we acquired all of the membership interests of Active Building, LLC ("Active Building") for a purchase price of $14.8 million, consisting of a cash payment of $11.3 million at closing, a deferred cash payment of up to $2.0 million payable over three years after the acquisition date, and additional cash payments totaling up to $6.5 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. The initial fair value of the deferred cash payment and the contingent cash payments was $1.7 million and $1.3 million, respectively. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets (a Level 3 input). Active Building provides software-as-a-service solutions that facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents. We have integrated Active Building with our existing LeaseStar software solutions. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. The fair value of the contingent cash payments was $1.6 million at June 30, 2014, and for the three and six months ended June 30, 2014, we recognized gains of $0.4 million and $0.2 million, respectively, due to the changes in their estimated fair value.

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
Other Acquisition-Related Fair Value Adjustments
We have acquired companies in previous years for which acquisition-related contingent consideration was included in the purchase price and recorded at fair value. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets. This evaluation will be performed until all of the targets have been met or terms of the agreement expire. For the three and six months ended June 30, 2014, there were no acquisition-related fair value adjustments for acquisitions made prior to January 1, 2013.

Pro Forma Results of Acquisitions
The following table presents pro forma results of operations for the three and six months ended June 30, 2014 and June 30, 2013 as if the Kigo, Notivus, VMM, InstaManager, Active Building, MyBuilding, Windsor Compliance, SFL, and RentSentinel acquisitions had occurred on January 1, 2013. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax benefit, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred on January 1, 2013, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 Pro Forma	2013 Pro Forma	2014 Pro Forma	2013 Pro Forma
	(in thousands, except per share amounts)
Revenue:
On demand	$92,148	$92,619	$189,944	$180,421
On premise	826	1,011	1,691	1,961
Professional and other	2,556	2,615	5,246	5,324
Total revenue	95,530	96,245	196,881	187,706
Net income (loss)	$(6,290)	$3,794	$(7,326)	$2,901
Net income (loss) per share:
Basic	$(0.08)	$0.05	$(0.10)	$0.04
Diluted	$(0.08)	$0.05	$(0.10)	$0.04
4. Property, Equipment and Software
Property, equipment and software consist of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Leasehold improvements	$20,700	$18,756
Data processing and communications equipment	53,356	47,719
Furniture, fixtures, and other equipment	15,578	11,266
Software	45,056	36,750
	134,690	114,491
Less: Accumulated depreciation and amortization	(68,175)	(59,716)
Property, equipment and software, net	$66,515	$54,775
Depreciation and amortization expense for property, equipment and software was $4.9 million and $3.3 million for the three months ended, and $9.4 million and $7.3 million for the six months ended June 30, 2014 and 2013, respectively. This includes depreciation for assets purchased through capital leases.
5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the six months ended June 30, 2014 is as follows:

(in thousands)
Balance at December 31, 2013	$152,422
Goodwill acquired	44,509
Other	727
Balance at June 30, 2014	$197,658

Other intangible assets consisted of the following at June 30, 2014 and December 31, 2013:

		June 30, 2014			December 31, 2013
	Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets
Developed technologies	3 years	$52,335	$(34,441)	$17,894	$45,014	$(29,952)	$15,062
Customer relationships	1-10 years	85,633	(38,855)	46,778	85,823	(33,503)	52,320
Vendor relationships	7 years	5,650	(5,001)	649	5,650	(4,709)	941
Total finite-lived intangible assets		143,618	(78,297)	65,321	136,487	(68,164)	68,323
Indefinite-lived intangible assets
Tradenames		41,061	—	41,061	40,492	—	40,492
Total intangible assets		$184,679	$(78,297)	$106,382	$176,979	$(68,164)	$108,815
Amortization of finite-lived intangible assets was $5.1 million and $4.1 million for the three months ended, and $10.1 million and $7.9 million for the six months ended June 30, 2014 and 2013, respectively.
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
In May 2014, we entered into an amendment to the credit facility. Under the terms of the amendment, the restrictive covenants were amended to permit us to repurchase up to $75 million of our common stock, subject to certain conditions. Additionally, the fixed charge coverage ratio was replaced with a new minimum interest expense coverage ratio and the capital expenditures limitations were increased.
In June 2014, we entered into an amendment to the credit facility. Under the terms of the amendment, the parties to the credit facility consented to the acquisition of Kigo and agreed that the acquisition of Kigo would be a "Permitted Acquisition," as defined in the credit facility and would be excluded from the calculation of the Permitted Acquisition limit. Additionally, the amendment increased the value of our equipment that can be in the hands of our employees, consultants, or customers in the ordinary course of business to $2.5 million and amended the definition of "Aggregate Permitted Acquisition Limit" to $150.0 million, plus an additional $100.0 million if certain conditions are met. In June 2014, we borrowed a total of $25.0 million from our revolving line of credit in order to partially finance our acquisition of Kigo.
As of June 30, 2014 and December 31, 2013, we had $25.0 million and $0.0 million, respectively, outstanding under our revolving line of credit. As of June 30, 2014, $125.0 million was available under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. We had unamortized debt issuance costs of $0.2 million and $0.3 million at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, we were in compliance with our debt covenants.
7. Share-based Compensation
In February 2014, we granted 1,356,972 options with an exercise price of $17.75 which vest quarterly over three years. We also granted 681,395 shares of restricted stock at $17.75 which vest quarterly over three years.
In April 2014, we granted 39,156 shares of restricted stock at $18.39 which vest quarterly over three years to our Board of Directors.
In May 2014, we granted 159,194 options with an exercise price of $18.71 which vest quarterly over three years. We also granted 84,620 shares of restricted stock at $18.71 which vest quarterly over three years and 100,400 shares of restricted stock at $20.61 which fully vest three business days after the date of the second quarter earnings release.

All stock options and restricted stock were granted under the 2010 Equity Incentive Plan, as amended and restated.
8. Commitments and Contingencies
Lease Commitments
In the first quarter of 2013, we entered into a capital lease agreement for software that expires in 2016. We recognize lease expense on a straight-line basis over the lease term.
The assets under capital lease are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Software	$1,977	$1,977
Less: Accumulated depreciation and amortization	(829)	(549)
Assets under capital lease, net	$1,148	$1,428
Aggregate annual rental commitments at June 30, 2014 under capital lease are as follows:

(in thousands)
2014	$294
2015	587
2016	294
Total minimum lease payments	$1,175
Less amount representing average interest at 2.2%	(27)
1,148
Less current portion	568
Long-term portion	$580
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2014 or December 31, 2013.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of June 30, 2014 or December 31, 2013.
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
In connection with the Yardi Lawsuit, the Company made claims for reimbursement against each of its primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed the Company up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds’s (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in the Company’s obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. The Company disputed these assertions by these carriers. Accordingly, on August 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to the Company’s counsel in connection with the Yardi Lawsuit. On February 25, 2014, RealPage and Axis entered into a confidential settlement and mutual release of claims, as a result of which Axis was dismissed from the Ace Lawsuit. On March 11, 2014, Ace filed its answer, affirmative defenses and counterclaims. On April 1, 2014, RealPage and Ace entered into a confidential settlement agreement and mutual release of claims and on April 7, 2014, the court entered an order granting the joint motion to dismiss all claims and demands asserted in the lawsuit. We expensed $4.7 million, inclusive of the settlements and other related costs in the first quarter of 2014.
We are involved in other litigation matters not listed above but we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related thereto unfold.
9. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 1,336,749 and 273,094 for the three months ended June 30, 2014 and 2013, respectively, and 1,788,923 and 789,363 for the six months ended June 30, 2014 and 2013, respectively, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(6,291)	$4,610	$(7,127)	$5,628
Denominator:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	77,283	74,541	77,004	74,278
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	—	1,240	—	1,387
Weighted average common shares used in computing diluted net income (loss) per share	77,283	75,781	77,004	75,665
Net (loss) income per common share:
Basic	$(0.08)	$0.06	$(0.09)	$0.08
Diluted	$(0.08)	$0.06	$(0.09)	$0.07
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
Our effective income tax rate was 22.5% and 42.7% for the three months ended and 24.7% and 44.4% for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate fluctuated from the statutory rate predominantly due to the impact of permanent differences, including stock compensation, and the non-deductibility of contingent consideration, in relation to our results of operations before income taxes.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal year 2013. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event or otherwise.
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
Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of June 30, 2014, over 10,300 customers used one or more of our on demand software solutions to help manage the operations of approximately 9.4 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2014 by the National Multi Housing Council, based on number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $95.0 million and $94.5 million for the three months ended, and $195.6 million and $183.4 million for the six months ended, June 30, 2014 and 2013, respectively. In the same periods, we had operating (loss) income of approximately $(7.9) million, $8.6 million, $(9.0) million, and $10.8 million respectively, and net (loss) income of approximately $(6.3) million, $4.6 million, $(7.1) million, and $5.6 million, respectively.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 29 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base.
Recent Acquisitions
In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL is a leading performance-based marketing company that provides senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We integrated SFL with our existing senior living software solutions. We acquired SFL for a purchase price of $2.7 million which consisted of a cash payment of $2.3 million and additional cash payments of $0.2 million paid six months and 12 months after the acquisition date.
In March 2013, we acquired certain assets from Yield Technologies, Inc., including RentSentinel and RentSocial (together, “RentSentinel”). The RentSentinel software-as-a-service platform is a fully featured apartment marketing management solution for the multi-family industry. RentSocial is an apartment search service that simplifies and incorporates the social marketing platform into the process of finding an apartment. We integrated RentSentinel with our existing LeaseStar product family. We acquired RentSentinel for a purchase price of $10.5 million which consisted of a cash payment of $7.6 million, issuance of 72,500 shares of our common stock and two traunches of 36,250 shares of our common stock which are issuable 12 months and 24 months after the acquisition date, respectively. As of June 30, 2014, 33,868 shares had been issued.
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

In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”), for a preliminary purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date, and additional cash payments totaling up to $7.0 million if certain revenue targets are met for the years ended March 31, 2015 and March 31, 2016. InstaManager is a software-as-a-service vacation rental booking system used by professional managers of vacation rental properties. InstaManager offers marketing websites, online pricing and availability, online booking, automated reservations, payment processing and insurance sales.
In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”), for a preliminary purchase price of $1.2 million, consisting of a cash payment of $1.0 million at closing, a deferred cash payment of up to $0.2 million payable over two years after the acquisition date, and additional cash payments of up to $2.0 million if certain revenue targets are met for the years ended June 30, 2015 and June 30, 2016. VMM is a software-as-a-service application that facilitates the management of the end-to-end maintenance lifecycle for single-family and multi-family rental properties and provides property managers visibility into their maintenance costs, manages resources, and provides business control for property managers.
In May 2014, we acquired substantially all of the operating assets of Notivus Multi-Family, LLC ("Notivus") for a preliminary purchase price of $7.5 million, which consisted of a cash payment of $3.6 million at closing, a deferred cash payment of up to $0.8 million payable over two years after the acquisition date, and additional cash payments totaling $3.1 million if certain revenue targets are met for the years ended December 31, 2015, December 31, 2016, and December 31, 2017. The acquisition of Notivus expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry.
In June 2014, we acquired all of the issued and outstanding stock of Kigo, Inc. ("Kigo"). Kigo is a software-as-a-service vacation rental booking system headquartered in the United States with operations in Spain. Kigo offers services for vacation rental property management that include vacation rental calendars, scheduling, reservations, accounting, channel management, website design, payment processing and other tasks to aid the management of leads, revenue, resources and lodging calendars. We plan to integrate Kigo with our existing vacation rental products and further extend our vacation booking system internationally. We acquired Kigo for a preliminary purchase price of $37.5 million, consisting of a cash payment of $32.0 million and a deferred cash payment of up to $5.5 million, to be payable over two and a half years after the acquisition date.
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
On demand revenue as a percentage of total revenue. This metric represents on demand revenue for the period presented divided by total revenue for the same period. We use on demand revenue as a percentage of total revenue to measure our success in executing our strategy to increase the penetration of our on demand software solutions and expand our recurring revenue streams attributable to these solutions. We expect our on demand revenue to remain a significant percentage of our total revenue although the actual percentage may vary from period to period due to a number of factors, including the timing of acquisitions, professional and other revenue and on premise perpetual license sales and maintenance fees.
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
The following provides a reconciliation of non-GAAP on demand revenue to on demand revenue, our most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
On demand revenue	$91,606	$90,825	$188,614	$176,147
Acquisition-related and other deferred revenue adjustments	(207)	—	1,117	2
Non-GAAP on demand revenue	$91,399	$90,825	$189,731	$176,149
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
Adjusted EBITDA. We define this metric as net income (loss) plus acquisition-related and other deferred revenue, depreciation, asset impairment, and loss on sale of asset; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, acquisition-related expense and certain litigation-related expenses. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For a reconciliation of Adjusted EBITDA to net income (loss), refer to the table below. Our Adjusted EBITDA decreased from approximately $21.1 million and $41.8 million for the three and six months ended June 30, 2013, respectively, to approximately $12.5 million $37.0 million for the three and six months ended June 30, 2014, respectively, as a result of our net loss in 2014.

Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Condensed Consolidated Statements of Operations Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenue:
On demand	$91,606	$90,825	$188,614	$176,147
On premise	826	1,011	1,691	1,961
Professional and other	2,556	2,615	5,246	5,324
Total revenue	94,988	94,451	195,551	183,432
Cost of revenue(1)	42,115	37,340	82,042	72,704
Gross profit	52,873	57,111	113,509	110,728
Operating expense:
Product development(1)	15,941	11,727	30,782	23,765
Sales and marketing(1)	28,030	23,924	54,021	46,826
General and administrative(1)	16,819	12,819	37,748	29,326
Total operating expense	60,790	48,470	122,551	99,917
Operating (loss) income	(7,917)	8,641	(9,042)	10,811
Interest expense and other, net	(204)	(596)	(426)	(685)
(Loss) income before income taxes	(8,121)	8,045	(9,468)	10,126
Income tax expense (benefit)	(1,830)	3,435	(2,341)	4,498
Net (loss) income	$(6,291)	$4,610	$(7,127)	$5,628
Net (loss) income per share
Basic	$(0.08)	$0.06	$(0.09)	$0.08
Diluted	$(0.08)	$0.06	$(0.09)	$0.07
Weighted average shares used in computing net (loss) income per share
Basic	77,283	74,541	77,004	74,278
Diluted	77,283	75,781	77,004	75,665
(1) Includes stock-based compensation expense as follows:
Cost of revenue	$866	$750	$1,873	$2,088,000
Product development	2,144	1,131	4,056	3,180,000
Sales and marketing	3,101	3,201	6,244	4,422,000
General and administrative	3,922	2,163	7,085	4,627,000

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(as a percentage of total revenue)
Revenue:
On demand	96.4%	96.1%	96.4%	96.0%
On premise	0.9	1.1	0.9%	1.1
Professional and other	2.7	2.8	2.7%	2.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	44.3	39.5	42.0	39.6
Gross profit	55.7	60.5	58.0	60.4
Operating expense:
Product development	16.8	12.4	15.7	13.0
Sales and marketing	29.5	25.4	27.6	25.5
General and administrative	17.7	13.6	19.3	16.0
Total operating expenses	64.0	51.4	62.6	54.5
Operating (loss) income	(8.3)	9.1	(4.6)	5.9
Interest expense and other, net	(0.2)	(0.6)	(0.2)	(0.3)
(Loss) income before income taxes	(8.5)	8.5	(4.8)	5.6
Income tax expense (benefit)	(1.9)	3.6	(1.2)	2.5
Net (loss) income	(6.6)	4.9	(3.6)	3.1

Three and Six Months Ended June 30, 2014 compared to Three and Six Months Ended June 30, 2013
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$91,606	$90,825	$781	0.9%	$188,614	$176,147	$12,467	7.1%
On premise	826	1,011	(185)	(18.3)	1,691	1,961	(270)	(13.8)
Professional and other	2,556	2,615	(59)	(2.3)	5,246	5,324	(78)	(1.5)
Total revenue	$94,988	$94,451	$537	0.6	$195,551	$183,432	$12,119	6.6
On demand unit metrics:
Ending on demand units	9,371	8,616	755	8.8	9,371	8,616	755	8.8
Average on demand units	9,328	8,580	748	8.7	9,241	8,455	786	9.3
Non-GAAP on demand revenue	$91,399	$90,825	$574	0.6	$189,731	$176,149	$13,582	7.7
Non-GAAP on demand revenue per average on demand unit	$39.19	$42.34	$(3.15)	(7.4)	$41.06	$41.67	$(0.61)	(1.5)

The changes in total revenue for the three and six months ended June 30, 2014 and 2013 are due to the following changes in our three revenue components:
On demand revenue. Our on demand revenue increased $0.8 million and $12.5 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, primarily due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our strategic acquisitions. This increase was partially offset by lower contingent commission revenues from our renter's insurance products due to higher claim losses than on our historical experience. Additionally, we generated lower revenues due to reduced spending by our customers on marketing and advertising which was driven by lower resident turnover rates and higher occupancy rates.
On premise revenue. On premise revenue decreased $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.
Professional and other revenue. Professional and other services revenue decreased $0.1 million and $0.1 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, primarily due to a decrease in revenue from consulting services.
On demand unit metrics. As of June 30, 2014, one or more of our on demand solutions was utilized in the management of 9.4 million rental property units, representing an increase compared to the same period in 2013. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales, marketing efforts to existing customers and our 2013 and 2014 acquisitions which contributed 1.7% to total ending on demand units.
For the three and six months ended June 30, 2014, annualized non-GAAP on demand revenue per average on demand unit decreased compared to the three and six months ended June 30, 2013, primarily due to a decrease in contingent commission revenues from our renter's insurance products, reduced spending by our customers on marketing and advertising, and lower resident turnover rates.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in thousands)
Cost of revenue	$37,655	$33,868	$3,787	11.2%	$73,301	$65,422	$7,879	12.0%
Depreciation and amortization	4,460	3,472	988	28.5	8,741	7,282	1,459	20.0
Total cost of revenue	$42,115	$37,340	$4,775	12.8	$82,042	$72,704	$9,338	12.8
Cost of revenue. The increase in cost of revenue for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily due to: a $0.4 million increase in costs related to the increased sales of our solutions, which includes investments in infrastructure and other support services; a $2.5 million increase in personnel expense primarily related to costs to support our growth initiatives in product centers and contact center operations and to a lesser degree increases in headcount added as a result of our 2014 and 2013 acquisitions; a $0.2 million increase in stock-based compensation related to our professional services personnel and data center operations personnel; a $1.0 million increase in non-cash amortization of technology; and a $0.7 million increase in information technology expense.
The increase in cost of revenue for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to: a $0.7 million increase in costs related to the increased sales of our solutions, which includes investments in infrastructure and other support services; a $5.4 million increase in personnel expense primarily related to costs to support our growth initiatives and headcount added as a result of our 2014 and 2013 acquisitions; a $0.5 million increase in stock-based compensation related to our professional services personnel and data center operations personnel; a $1.5 million increase in non-cash amortization of technology; a $1.1 million increase in information technology expense; and a $0.1 million increase in other costs.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in thousands)
Product development	$14,769	$11,094	$3,675	33.1%	$28,566	$22,378	$6,188	27.7%
Depreciation and amortization	1,172	633	539	85.2	2,216	1,387	829	59.8
Total product development expense	$15,941	$11,727	$4,214	35.9	$30,782	$23,765	$7,017	29.5
Product development. The increase in product development expense for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily due to: a $1.8 million increase in personnel expense related to product development groups and to a lesser degree a result of our 2014 and 2013 acquisitions; a $1.4 million increase in stock-based compensation expense; a $0.5 million increase in depreciation expense; a $0.3 million increase in consulting fees; and a $0.2 million increase in other product development related expenses.
The increase in product development expense for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to: a $2.9 million increase in personnel expense related to product development groups added as a result of our 2014 and 2013 acquisitions; a $2.2 million increase in stock-based compensation expense; a $0.8 million increase in depreciation expense; a $0.7 million increase in consulting fees; and a $0.4 million increase in other product development related expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in thousands)
Sales and marketing	$24,704	$21,416	$3,288	15.4%	$47,396	$41,853	$5,543	13.2%
Depreciation and amortization	3,326	2,508	818	32.6	6,625	4,973	1,652	33.2
Total sales and marketing expense	$28,030	$23,924	$4,106	17.2	$54,021	$46,826	$7,195	15.4
Sales and marketing. The increase in sales and marketing expense for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily due to: a $2.1 million increase in sales and marketing personnel expense related to our increased investment in sales personnel and personnel acquired as a result of our 2014 and 2013 acquisitions; a $1.1 million increase in stock-based compensation expense; a $0.4 million increase in marketing program expense, primarily related to an increase in sales training and on-boarding activities and an increase in fees related to our Renter’s Insurance solution; a $0.3 million increase in travel-related expenses; and a $0.8 million increase in amortization expense; partially offset by a $0.5 million decrease in bad debt expense and a $0.1 million decrease in other general sales and marketing expenses.
The increase in sales and marketing expense for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to: a $2.8 million increase in sales and marketing personnel expense related to our increased investment in sales personnel and personnel acquired as a result of our 2014 and 2013 acquisitions; a $1.0 million increase in stock- based compensation expense; a $1.4 million increase in marketing program expense, primarily related to an increase in sales training and on-boarding activities and an increase in fees related to our Renter’s Insurance solution; a $0.7 million increase in travel-related expenses; and a $1.7 million increase in amortization expense; partially offset by a $0.4 million decrease in bad debt expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in thousands)
General and administrative	$15,710	$12,012	$3,698	30.8%	$35,759	$27,750	$8,009	28.9%
Depreciation and amortization	1,109	807	302	37.4	1,989	1,576	413	26.2
Total general and administrative expense	$16,819	$12,819	$4,000	31.2	$37,748	$29,326	$8,422	28.7

General and administrative. The increase in general and administrative expense for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily due to: a $0.3 million increase in personnel expense related to accounting, management information systems, legal and human resources staff to support the growth in our business; a $1.3 million increase in stock-based compensation related to general and administrative personnel; a $1.1 million increase in legal expense, $0.4 million of which was incurred in conjunction with the acquisition of Kigo, Inc. during the second quarter of 2014; a $1.0 million increase in the fair value adjustments of acquisition-related liabilities; a $0.2 million increase in facilities related expenses; and a $0.1 million increase in other general and administrative costs.
The increase in general and administrative expense for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to: a $0.5 million increase in personnel expense related to accounting, management information systems, legal and human resources staff to support the growth in our business, including increased investment in our offshore operations that support those functions; a $2.3 million increase in stock-based compensation related to general and administrative personnel; a $6.2 million increase in litigation expense primarily due to legal fees and the settlement of the Ace Lawsuit in 2014; and a $0.9 million increase in other general and administrative costs; partially offset by a $1.5 million decrease in the fair value adjustments of acquisition-related liabilities. Refer to Part II, Item 1, "Legal Proceedings" for further information regarding the Ace lawsuit.
Interest Expense and Other, Net
The decrease in interest expense and other, net for the three months ended June 30, 2014, as compared to the same period in 2013, was due to incurring interest charges in conjunction with the settlement of a sales tax and use audit in 2013. There was no such settlement in 2014.
The decrease in interest expense and other, net for the six months ended June 30, 2014, as compared to the same period in 2013, was due to a decrease in interest expense as a result of lower debt balances for the majority of six months ended June 30, 2014 and incurring interest charges in conjunction with the settlement of a sales tax and use audit in 2013.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. Our effective income tax rate was 24.7% and 44.4% for the six months ended and 22.5% and 42.7% for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate fluctuated from the statutory rate predominantly due to the impact of state taxes and permanent differences, including stock compensation and the non-deductibility of contingent consideration, in relation to our results of operations before income taxes. The fluctuation in rates year over year is a result of a variance of the same factors.
Reconciliation of Non-GAAP Financial Measures
We define Adjusted EBITDA as net income (loss) plus acquisition-related and other deferred revenue, depreciation, asset impairment, and loss on sale of asset, amortization of intangible assets, interest expense, net, income tax expense (benefit), stock-based compensation expense, acquisition-related expense, and certain litigation-related expenses. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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

The following provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net (loss) income	$(6,291)	$4,610	$(7,127)	$5,628
Acquisition-related and other deferred revenue	(207)	—	1,117	2
Depreciation, asset impairment and loss on sale of asset	4,581	3,398	8,790	7,086
Amortization of intangible assets	5,486	4,292	10,801	8,405
Interest expense, net	207	606	431	963
Income tax expense (benefit)	(1,830)	3,435	(2,341)	4,498
Litigation related expense	168	(353)	4,845	53
Stock-based compensation expense	10,033	6,061	19,258	13,306
Acquisition-related expense	357	(949)	1,238	1,825
Adjusted EBITDA	$12,504	$21,100	$37,012	$41,766

Liquidity and Capital Resources
Our primary sources of liquidity as of June 30, 2014 consisted of $39.2 million of cash and cash equivalents, $125.0 million available under our revolving line of credit and $26.1 million of current assets less current liabilities (excluding $39.2 million of cash and cash equivalents and $66.7 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures, acquisitions and to service our debt obligations. We expect that working capital requirements, capital expenditures and acquisitions will continue to be our principal needs for liquidity over the near term. In addition, through June 30, 2014, we made several acquisitions for which a portion of the cash purchase price is payable at various times through 2017. We expect to fund these obligations from cash provided by operating activities or, in some cases, the issuance of shares of our common stock at our election.
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
The following table sets forth cash flow data for the periods indicated therein:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$42,748	$34,583
Net cash used in investing activities	(61,188)	(24,189)
Net cash provided by (used in) financing activities	23,164	(9,831)
Net Cash Provided by Operating Activities
In the six months ended June 30, 2014, cash provided from operating activities consisted of a net loss of $7.1 million, net non-cash charges of $38.8 million and changes in working capital of $14.9 million, partially offset by a deferred tax benefit of $3.9 million and acquisition-related contingent consideration charges of $0.1 million. Net non-cash charges to income increased $10.1 million or 34.9%, compared to the same period in 2013, and primarily consisted of depreciation, amortization and stock-based compensation expense. The cash inflow resulting from the changes in working capital was primarily due to changes in accounts receivable, accounts payable, deferred revenue and other current and long-term liabilities, partially offset by decreases in other assets and $4.2 million in payments to insurance carriers who recovered a portion of claims previously paid to us.
Net Cash Used in Investing Activities
In the six months ended June 30, 2014, investing activities consisted of acquisition-related payments of $42.1 million primarily related to the Kigo, InstaManager, Notivus, and VMM acquisitions and $19.1 million of capital expenditures related to investments in technology infrastructure to support our growth initiatives. The increase in cash used in investing activities from the same period in 2013 relates to the consideration paid, net of cash acquired, for our 2014 acquisitions as compared to 2013 combined with an increase in capital spending.

Net Cash Provided by (Used in) Financing Activities
Cash provided by financing activities during the six months ended June 30, 2014 was primarily due to receiving $25.0 million in proceeds from our revolving credit facility, partially offset by capital lease payments of $0.3 million, $0.7 million in payments of acquisition-related contingent consideration, and net outflows of $0.8 million from stock issuances under our stock based compensation plans. Cash provided by financing activities increased from the same period in 2013 due to the receipt of $25.0 million in proceeds from our revolving credit facility in 2014, partially offset by a $10.0 million payment on our revolving credit facility in 2013.
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

In May 2014, we entered into an amendment to the credit facility. Under the terms of the amendment, the restrictive covenants were amended to permit us to repurchase up to $75 million of our capital stock, subject to certain conditions. Additionally, the fixed charge coverage ratio was replaced with a new minimum interest expense coverage ratio, and the capital expenditures limitations were expanded.
In June 2014, we entered into an amendment to the credit facility. Under the terms of the amendment, the parties to the credit facility consented to the acquisition of Kigo and agreed that the acquisition of Kigo would be a "Permitted Acquisition," as defined in the credit facility and would be excluded from the calculation of the Permitted Acquisition limit. Additionally, the amendment increased the value of our equipment that can be in the hands of our employees, consultants, or customers in the ordinary course of business to $2.5 million and amended the definition of "Aggregate Permitted Acquisition Limit" to $150.0 million, plus an additional $100.0 million if certain conditions are met. In June 2014, we borrowed a total of $25.0 million from our revolving line of credit in order to partially facilitate our acquisition of Kigo.
All obligations under the credit facility are secured by substantially all of our property. All of our existing and future domestic subsidiaries are required to guaranty our obligations under the credit facility, other than certain immaterial subsidiaries and our payment processing subsidiaries, RealPage Payment Processing Services, Inc and RealPage Payments Services LLC. Our foreign subsidiaries may, under certain circumstances, be required to guaranty our obligations under the credit facility. Such guarantees by existing and future subsidiaries are and will be secured by substantially all of the property of such subsidiaries.
Our credit facility contains customary covenants which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; make investments, including acquisitions; enter into transactions with affiliates; and make capital expenditures. Our credit facility additionally contains customary affirmative covenants, including requirements to, among other things, take certain actions in the event we form or acquire new subsidiaries; hold annual meetings with our lenders; provide copies of material contracts and amendments to our lenders; locate our collateral only at specified locations; and use commercially reasonable efforts to ensure that certain material contracts permit the assignment of the contract to our lenders; subject in each case to customary exceptions and qualifications. We are also required to comply with a minimum interest expense coverage ratio, which is a ratio of our EBITDA to our interest expense as determined in accordance with the credit facility, of 1.75:1.00 for each 12-month period ending at the end of a fiscal quarter, and a senior leverage ratio, which is a ratio of the outstanding revolver usage to our EBITDA as determined in accordance with the credit facility, of 2.75:1.00 on the last day of each fiscal quarter. As of June 30, 2014, we were in compliance with our debt covenants.
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
Share Repurchase Program
Our Board of Directors approved a $50 million initial share repurchase program during the second quarter of fiscal 2014 and continuing for a period of up to one year. During the quarter, we repurchased 122,214 shares of our common stock at a weighted average cost of $18.99 per share and a total cost of approximately $2.3 million. No shares were purchased from July 1, 2014 through August 1, 2014.

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
We had cash and cash equivalents of $39.2 million and $34.5 million at June 30, 2014 and December 31, 2013, respectively.
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
We had $25.0 million and $0.0 million outstanding under our revolving credit facility at June 30, 2014 and December 31, 2013, respectively. The interest on this debt is variable and adjusted periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.25 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results may be due to a number of factors, including the risks and uncertainties discussed elsewhere in this filing. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the extent to which on demand software solutions maintain current and achieve broader market acceptance;

•	fluctuations in leasing activity by our customers;

•	increase in number and/or severity of insurance claims on policies sold by us;

•	our ability to timely introduce enhancements to our existing solutions and new solutions;

•
our ability to renew the use of our on demand products and services by units managed by our existing customers and to increase the use of our on demand products and services for the management of units by our existing and new customers;

•	changes in our pricing policies or those of our competitors or new competitors;

•	changes in local economic, political and regulatory environments of our international operations;

•	the variable nature of our sales and implementation cycles;

•	general economic, industry and market conditions in the rental housing industry that impact our current and potential customers;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions, data or document losses or security breaches;

•	Internet usage trends among consumers, and the methodologies Internet search engines utilized to direct those consumers to websites such as our LeaseStar product family;

•	our ability to hire and retain qualified key personnel, including the rate of expansion of our sales force and IT department;

•	our ability to get ahead of external forces and emergence of new technologies and products;

•	our ability to enter into new markets;

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
Fluctuations in our quarterly operating results or guidance that we provide may lead analysts to change their long-term model for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price to decline. As a result of the potential variations in our quarterly revenue and operating results, we believe that quarter-to-quarter and year-to-date period comparisons of our revenues and operating results may not be meaningful and the results of any one quarter should not be relied upon as an indication of future performance.
We have a history of operating losses and may not maintain profitability in the future.
We have not been consistently profitable on a quarterly or annual basis and may not be able to sustain our growth or increase our profitability in the future. We expect to make significant future expenditures related to the development and expansion of our business. As a result of increased general and administrative expenses due to the additional operational and reporting costs associated with being a public company, we need to generate and sustain increased revenue to achieve future profitability expectations. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this filing. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.
If we are unable to manage the growth of our diverse and complex operations, our financial performance may suffer.
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 922 as of December 31, 2008 to 3,758 as of June 30, 2014. We increased our number of on demand customers from 2,669 as of December 31, 2008 to over 10,300 as of June 30, 2014. We increased the number of on demand product centers that we offer from 29 as of December 31, 2008 to 57 as of June 30, 2014. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

•	successfully supporting and maintaining a broad range of current and emerging solutions;

•	maintaining continuity in our senior management and key personnel;

•	attracting, retaining, training and motivating our employees, particularly technical, customer service and sales personnel;

•	enhancing our financial and accounting systems and controls;

•	enhancing our information technology infrastructure, processes and controls;

•	successfully completing system upgrades and enhancements; and

•	managing expanded operations in geographically dispersed locations.

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
On demand revenue that is derived from products that help owners and managers lease and market apartments, such as certain products in LeaseStar and LeasingDesk, may decrease as occupany rates rise. We have also experienced, and expect to continue to experience, some number of consolidations of our customers with other parties. If one of our customers consolidates with a party who is not a customer, our customer may decide not to continue to use our solutions for its on demand units. In addition, if one of our customers is consolidated with another customer, the acquiring customer may have negotiated lower prices for our solutions or may use fewer of our solutions than the acquired customer. In each case, the consolidated entity may attempt to negotiate lower prices for using our solutions as a result of the entity’s increased size. These consolidations may cause us to lose on demand units or require us to reduce prices as a result of enhanced customer leverage, which could cause our financial performance and operating results to be adversely affected.
Historically, our on demand units managed by our customers have renewed at a rate of 95.2% based on an average of the last two years ending June 30, 2014.

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
Our revenue growth is dependent on our ability to continually attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our solutions may be inhibited and we may be unable to sustain growth in our sales for a number of reasons, including, but not limited to:

•	our failure to develop new or additional solutions;

•	our inability to market our solutions in a cost-effective manner to new customers or in new vertical or geographic markets;

•	our inability to expand our sales to existing customers;

•	our inability to compete successfully against our existing and future competitors in pricing strategies;

•	the inability of our LeaseStar product family to grow traffic to its websites, resulting in lower levels of lead and lease/move-in traffic to customers;

•	our inability to build and promote our brand; and

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of Seniors for Living, Inc. in February 2013, RentSentinel and RentSocial in March 2013, Windsor Compliance Services, Inc., MyBuilding Inc., and Active Building, LLC in October 2013, Bookt, LLC in January 2014, Virtual Maintenance Manager, LLC in March 2014, Notivus Multi-Family, LLC in May 2014, and Kigo, Inc. in June 2014. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

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
Historically, a majority of our revenue was derived from sales of our OneSite property management system and our LeasingDesk software-enabled value-added service. If we are unable to develop enhancements to these solutions to maintain demand for these solutions or to diversify our revenue base by increasing demand for our other solutions, our operating results could be negatively impacted. If there is inadequate demand for these new products, our operating results could be negatively impacted.
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
In the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of Primedia Inc.), Rent.com (owned by Primedia, Inc.), RentPath, Inc., Apartments.com (a division of CoStar Group, Inc.), Apartment Finder (a division of Network Communications, Inc.), Move, Inc., Property Solutions, Rent Café (a division of Yardi), Zillow (and Trulia, Inc.) and many other companies in regional areas.
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
In the vacation rental market, we compete with LiveRez, Inc., HomeAway Software, and many other smaller local and regional companies.
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
Many of our existing and potential customers are price sensitive, and recent adverse global economic conditions, as well as decreased leasing velocity, have contributed to increased price sensitivity in the multi-family housing market and the other markets that we serve. As market dynamics change, or as new and existing competitors introduce more competitive pricing or pricing models, we may be unable to renew our agreements with existing customers or customers of the businesses we acquire or attract new customers at the same price or based on the same pricing model as previously used. As a result, it is possible that we may be required to change our pricing model, offer price incentives or reduce our prices, which could harm our revenue, profitability and operating results.
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
Our customers include a range of organizations whose success is intrinsically linked to the rental housing market. Economic trends that negatively or positively affect the rental housing market may adversely affect our business. The downturn in the global economy which began in 2008 has caused volatility in the real estate markets, generally, including the rental housing market, and increases in the rates of mortgage defaults and bankruptcy. Continued instability or downturns affecting the rental housing market may have a material adverse effect on our business, prospects, financial condition and results of operations by:

•	decreasing demand for leasing and marketing solutions;

•	reducing the number of occupied sites and units on which we earn revenue;

•	preventing our customers from expanding their businesses and managing new properties;

•	causing our customers to reduce spending on our solutions;

•	subjecting us to increased pricing pressure in order to add new customers and retain existing customers;

•	causing our customers to switch to lower-priced solutions provided by our competitors or internally developed solutions;

•	delaying or preventing our collection of outstanding accounts receivable; and

•	causing payment processing losses related to an increase in customer insolvency.
In addition, economic trends that reduce the frequency of renter turnover or the quantity of new renters may reduce the number of rental transactions completed by our customers and may, as a result, reduce demand for our rental, leasing or marketing transaction specific services.
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
In December 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Comerica Bank and the other lenders party thereto (“Restated Agreement”) to amend and restate our original credit facility. The Restated Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. The Restated

Agreement converted our outstanding term loan under the original agreement into revolving loans. As of June 30, 2014, we had $25.0 million of debt outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. Advances under the credit facility may be voluntarily prepaid, and must be prepaid with the proceeds of certain dispositions, extraordinary receipts and indebtedness and in full upon a change in control.
In May 2014, we entered into an amendment to the credit facility. Under the terms of the amendment, the restrictive covenants were amended to permit us to repurchase up to $75.0 million of our capital stock, subject to certain conditions. Additionally, the fixed charge coverage ratio was replaced with a new minimum interest expense coverage ratio, and the capital expenditures limitations were expanded.
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
Additionally, one type of commission paid by insurance carriers to Multifamily Internet Ventures LLC is contingent commission, which is affected by claims experienced at the properties for which the residents purchase insurance. In the event that the severity or frequency of claims by the insureds increase unexpectedly, the contingent commission we typically earn will be adversely affected. As a result, our quarterly, or annual, operating results could fall below the expectations of analysts or investors, in which event our stock price may decline.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 33.9% of our common stock as of June 30, 2014. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 32.7% of our common stock as of June 30, 2014. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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
As of June 30, 2014, we had 79,082,594 shares of common stock outstanding. Of these shares, 75,265,121 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of June 30, 2014, holders of 25,716,628 shares, or approximately 32.5%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.
In addition, we have registered approximately 22,134,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,192,401 shares were eligible for sale upon the exercise of vested options as of June 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.
During the three months ended June 30, 2014, we issued 33,868 shares of our common stock as part of the purchase price for our acquisition of RentSentinel. As previously disclosed, in connection with our March 2013 acquisition of certain assets from Yield Technologies, Inc., including RentSentinel, the purchase price partially consisted of 72,500 shares of our common stock and two tranches of 36,250 shares of our common stock issuable 12 months and 24 months after the acquisition date. The sale and issuance of these shares of our common stock was exempt from registration under Rule 4(a)(2) promulgated under the Securities Act. Refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the RentSentinel acquisition.
(b) Purchases of Equity Securities.
The following table provides information with respect to repurchases of our common stock made during the three months ended June 30, 2014, by RealPage, Inc. or any "affiliated purchaser" of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 6, 2014 through May 31, 2014	122,214	$18.99	122,214	$47,678,800
June 1, 2014 through June 30, 2014	—	—	—	—
	122,214	$18.99	122,214	$47,678,800

(1) On May 6, 2014, the Board of Directors approved a stock repurchase program authorizing repurchase of up to $50.0 million of our common stock. The stock repurchase program continues for a period of up to one year beginning May 8, 2014. During the periods covered by the table, no determination was made by us to terminate or suspend the stock repurchase program.

No shares were purchased from the end of the second quarter through August 1, 2014. In total, we have repurchased 122,214 shares at a weighted average cost of $18.99 per share and a total cost of $2,320,844.

Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2014

RealPage, Inc.

By	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010	10-Q	11/5/2010	4.4
4.5	Registration Rights Agreement among the Registrant and certain stockholders, dated August 24, 2011	10-Q	11/8/2011	4.5
10.1	Fifth Amendment to Amended and Restated Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC, and the lenders party thereto, dated June 16, 2014	8-K	6/16/2014	10.1
10.2	Fourth Amendment to Amended and Restated Credit Agreement among the Registrant, Wells Fargo Capital Finance, LLC, and the lenders party thereto, dated May 5, 2014	8-K	5/6/2014	10.2
10.3	Amendment No.1 to Stock Bonus Agreement between the Company and Stephen T. Winn, effective as of July 31, 2014	8-K	8/4/2014	10.3
10.4	Form of Stock Bonus Agreement between the Company and each of Ms. Carter, Messrs. Hill and Chaney and Ms. Steiner Jovanovic, dated as of July 31, 2014	8-K	8/4/2014	10.4
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
101.INS	Instance†				X
101.SCH	Taxonomy Extension Schema†				X
101.CAL	Taxonomy Extension Calculation†				X
101.LAB	Taxonomy Extension Labels†				X
101.PRE	Taxonomy Extension Presentation†				X
101.DEF	Taxonomy Extension Definition†				X

*	Furnished herewith

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