Form 10-Q
period 2014-09-30
REALPAGE INC
filed 2014-11-10
CIK 1286225

DRAFT 11-6-2014 430pm

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2014
Common Stock, $0.001 par value	78,728,890

DRAFT 11-6-2014 430pm

DRAFT 11-6-2014 430pm

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
REALPAGE, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,670	$34,502
Restricted cash	81,049	71,941
Accounts receivable, less allowance for doubtful accounts of $2,116 and $914 at September 30, 2014 and December 31, 2013, respectively	63,731	66,635
Deferred tax asset, net	2,868	3,284
Other current assets	9,566	7,453
Total current assets	187,884	183,815
Property, equipment and software, net	71,464	54,775
Goodwill	193,468	152,422
Identified intangible assets, net	105,192	108,815
Deferred tax asset, net	4,553	—
Other assets	5,023	3,386
Total assets	$567,584	$503,213
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,444	$11,978
Accrued expenses and other current liabilities	25,995	23,122
Current portion of deferred revenue	68,321	66,085
Customer deposits held in restricted accounts	81,015	71,910
Total current liabilities	192,775	173,095
Deferred revenue	6,764	5,671
Deferred tax liability, net	—	1,379
Revolving credit facility	38,572	—
Other long-term liabilities	14,931	8,564
Total liabilities	253,042	188,709
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 82,826,622 and 80,511,791 shares issued and 78,849,752 and 78,433,626 shares outstanding at September 30, 2014 and December 31, 2013, respectively	83	81
Additional paid-in capital	422,414	390,854
Treasury stock, at cost: 3,976,870 and 2,078,165 shares at September 30, 2014 and December 31, 2013, respectively	(32,305)	(11,183)
Accumulated deficit	(75,470)	(65,086)
Accumulated other comprehensive loss	(180)	(162)
Total stockholders’ equity	314,542	314,504
Total liabilities and stockholders’ equity	$567,584	$503,213

See accompanying notes.

DRAFT 11-6-2014 430pm

REALPAGE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
On demand	$100,747	$94,084	$289,361	$270,231
On premise	755	838	2,446	2,799
Professional and other	3,034	3,149	8,280	8,473
Total revenue	104,536	98,071	300,087	281,503
Cost of revenue	46,311	38,111	128,353	110,815
Gross profit	58,225	59,960	171,734	170,688
Operating expense:
Product development	17,528	13,232	48,310	36,997
Sales and marketing	29,949	25,166	83,970	71,992
General and administrative	15,443	15,554	53,191	44,880
Total operating expense	62,920	53,952	185,471	153,869
Operating (loss) income	(4,695)	6,008	(13,737)	16,819
Interest expense and other, net	(345)	(236)	(771)	(921)
(Loss) income before income taxes	(5,040)	5,772	(14,508)	15,898
Income tax benefit	(1,783)	(7,114)	(4,124)	(2,616)
Net (loss) income	$(3,257)	$12,886	$(10,384)	$18,514
Net (loss) income per share
Basic	$(0.04)	$0.17	$(0.13)	$0.25
Diluted	$(0.04)	$0.17	$(0.13)	$0.24
Weighted average shares used in computing net (loss) income per share
Basic	77,280	75,234	77,075	74,597
Diluted	77,280	76,347	77,075	75,900

See accompanying notes.

DRAFT 11-6-2014 430pm

REALPAGE, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net (loss) income	$(3,257)	$12,886	$(10,384)	$18,514
Other comprehensive (loss) income—foreign currency translation adjustment	(9)	12	(18)	(36)
Comprehensive (loss) income	$(3,266)	$12,898	$(10,402)	$18,478
See accompanying notes.

DRAFT 11-6-2014 430pm

REALPAGE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2013	80,512	$81	$390,854	$(162)	$(65,086)	(2,078)	$(11,183)	$314,504
Foreign currency translation	—	—	—	(18)	—	—	—	(18)
Net (loss) income	—	—	—	—	(10,384)	—	—	(10,384)
Exercise of stock options	586	—	5,166	—	—	—	—	5,166
Treasury stock purchase, at cost	—	—	—	—	—	(1,899)	(21,122)	(21,122)
Issuance of restricted stock	1,695	2	—	—	—	—	—	2
Issuance of common stock	34	—	—	—	—	—	—	—
Stock-based compensation	—	—	28,794	—	—	—	—	28,794
Acquisition-related contingent consideration	—	—	(2,400)	—	—	—	—	(2,400)
Balance as of September 30, 2014	82,827	$83	$422,414	$(180)	$(75,470)	(3,977)	$(32,305)	$314,542
See accompanying notes.

DRAFT 11-6-2014 430pm

REALPAGE, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(10,384)	$18,514
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,533	22,823
Deferred tax benefit	(6,011)	(4,873)
Stock-based compensation	28,794	21,042
Loss on disposal of assets	36	310
Acquisition-related contingent consideration	564	1,300
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	3,043	(6,007)
Customer deposits	(3)	1
Other current assets	(2,445)	(1,166)
Other assets	(700)	(386)
Accounts payable	3,099	3,902
Accrued compensation, taxes and benefits	(257)	(2,122)
Deferred revenue	3,140	(2,498)
Other current and long-term liabilities	645	769
Net cash provided by operating activities	50,054	51,609
Cash flows from investing activities:
Purchases of property, equipment and software	(29,125)	(22,190)
Acquisition of businesses, net of cash acquired	(41,942)	(10,342)
Intangible asset additions	—	(600)
Net cash used in investing activities	(71,067)	(33,132)
Cash flows from financing activities:
Proceeds from revolving credit facility	68,572	—
Payments on revolving credit facility	(30,000)	(10,000)
Deferred financing costs	(992)	—
Payments on capital lease obligations	(420)	(411)
Payments of deferred acquisition-related consideration	(4,007)	(1,545)
Issuance of common stock	5,168	6,854
Purchase of treasury stock	(21,122)	(3,163)
Net cash provided by (used in) financing activities	17,199	(8,265)
Net (decrease) increase in cash and cash equivalents	(3,814)	10,212
Effect of exchange rate on cash	(18)	(36)
Cash and cash equivalents:
Beginning of period	34,502	33,804
End of period	$30,670	$43,980

See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Cash Flows, continued
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental cash flow information:
Cash paid for interest	$678	$812
Cash paid for income taxes, net of refunds	$358	$453
Non-cash investing activities:
Accrued fixed assets	$1,943	$754
Non-cash financing activities:
Fixed assets acquired under capital lease	$—	$1,976

See accompanying notes.

DRAFT 11-6-2014 430pm

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
Principally, all of our revenue for the three and nine months ended September 30, 2014 and 2013 was in North America.
Net long-lived tangible assets held were $65.5 million and $51.5 million in North America and $6.0 million and $3.3 million in our international subsidiaries at September 30, 2014 and December 31, 2013, respectively.
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

DRAFT 11-6-2014 430pm

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

DRAFT 11-6-2014 430pm

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
No single customer accounted for 5% or more of our revenue or accounts receivable for the three or nine months ended September 30, 2014 or 2013.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning January 1, 2017 and at that time, can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual and interim reporting periods ending after December 15, 2016.  We are currently evaluating this new standard and expect it to have no impact on our financial position and results of operations.
3. Acquisitions
2014 Acquisitions
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”). InstaManager is a software-as-a-service vacation rental booking engine used by professional managers of vacation rental properties. InstaManager offers marketing websites, online pricing and availability, online booking, automated reservations, payment processing and insurance sales. The acquisition of InstaManager expanded our product offerings to include property management software for the vacation rental market. We acquired InstaManager for a preliminary purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date, and additional cash payments totaling up to $7.0 million if certain revenue targets are met for

DRAFT 11-6-2014 430pm

the years ended March 31, 2015 and March 31, 2016 (a Level 3 input). The initial fair value of the deferred cash payment and the contingent cash payments was $0.8 million and $2.4 million, respectively. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets and will be evaluated quarterly. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at their estimated fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. The fair value of the deferred cash payment and the contingent cash payments were $0.8 million and $3.2 million, respectively, at September 30, 2014, and for the three and nine months ended September 30, 2014, we recognized losses of $0.6 million and $0.8 million due to the changes in their estimated fair value.

In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”). VMM is a software-as-a-service application that facilitates the management of the end-to-end maintenance lifecycle for single-family and multi-family rental properties and provides property managers visibility into their maintenance costs, manages resources, and provides business control for property managers. We integrated VMM into our existing Propertyware products. We acquired the VMM assets for a preliminary purchase price of $1.2 million, consisting of a cash payment of $1.0 million at closing, a deferred cash payment of up to $0.2 million payable over two years after the acquisition date, and additional cash payments of up to $2.0 million if certain revenue targets are met for the twelve months ended June 30, 2015 and June 30, 2016 (a Level 3 input). The initial fair value of the deferred cash payment and the contingent cash payments was $0.2 million and less than $0.1 million, respectively. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets and will be evaluated quarterly. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at their estimated fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of five years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. The fair value of the contingent cash payments was less than $0.1 million at September 30, 2014, and for the three and nine months ended September 30, 2014, we recognized a gain of less than $0.1 million due to the changes in their estimated fair value.
In May 2014, we acquired certain assets from Notivus Multi-Family LLC ("Notivus"). Notivus is a software-as-a-service application that provides an outsourced vendor credentialing solution to assist multifamily owners and managers in the credentialing and ongoing monitoring of its current and prospective vendors, suppliers, and independent contractors. We are integrating Notivus into our existing Compliance Depot products. We acquired the Notivus assets for a preliminary purchase price of $4.4 million, consisting of a cash payment of $3.6 million at closing and a deferred cash payment of up to $0.8 million payable over two years after the acquisition date. The initial fair value of the deferred cash payment was approximately $0.8 million. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on working capital targets and will be evaluated quarterly. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at their estimated fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
In June 2014, we acquired all of the issued and outstanding stock of Kigo, Inc. ("Kigo"). Kigo is a software-as-a-service vacation rental booking system headquartered in the United States with operations in Spain. Kigo offers services for vacation rental property management that include vacation rental calendars, scheduling, reservations, accounting, channel management, website design, payment processing and other tasks to aid the management of leads, revenue, resources and lodging calendars. We plan to integrate Kigo with our existing vacation rental products. We acquired Kigo for a preliminary purchase price of $36.2 million, consisting of a cash payment of $30.7 million and a deferred cash payment of up to $5.5 million, to be payable over two and a half years after the acquisition date. This acquisition was financed from proceeds from our revolving line of credit and cash flows from operations. Direct acquisition costs were $0.5 million and expensed as incurred. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years, which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Goodwill and identified intangibles associated with this acquisition are not deductible

DRAFT 11-6-2014 430pm

for tax purposes. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of this acquisition.
We preliminarily allocated the purchase price for InstaManager, VMM, Notivus and Kigo as follows:

	InstaManager	VMM	Notivus	Kigo
	(in thousands)
Intangible assets:
Developed product technologies	$4,490	$671	$1,840	$2,570
Customer relationships	—	200	—	1,120
Tradenames	527	—	—	602
Goodwill	4,135	358	2,852	32,996
Deferred revenue	(33)	—	(156)	—
Net deferred taxes	—	—	—	(495)
Net other assets (liabilities)	55	—	(141)	(547)
Total purchase price	$9,174	$1,229	$4,395	$36,246
2013 Acquisitions
In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL is a leading performance-based marketing company that provides senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We have integrated SFL with our existing senior living software solutions. We acquired SFL for a purchase price of $2.7 million which consisted of a cash payment of $2.3 million and additional cash payments of $0.2 million each due 6 months and 12 months after the acquisition date. As of September 30, 2014, both payments of $0.2 million had been made. This acquisition was financed from proceeds from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of five years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes.
In March 2013, we acquired certain assets from Yield Technologies, Inc., including RentSentinel and RentSocial (together, “RentSentinel”). The RentSentinel software-as-a-service platform is a fully featured apartment marketing management solution for the multi-family industry. RentSocial is an apartment search service that simplifies and incorporates the social marketing platform into the process of finding an apartment. We have integrated RentSentinel with our existing LeaseStar product family. We acquired RentSentinel for a purchase price of $10.5 million which consisted of a cash payment of $7.6 million, an issuance of 72,500 shares of our common stock and two traunches of 36,250 shares of our common stock which are issuable 12 months and 24 months after the acquisition date, respectively. As of September 30, 2014, 33,868 shares had been issued. This acquisition was financed from proceeds from cash flows from operations and our common stock. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes.
In October 2013, we acquired substantially all of the operating assets of Windsor Compliance Services, Inc. (“Windsor Compliance”) for a purchase price of $2.7 million, which included a cash payment of $1.3 million at closing and additional cash payments of $1.0 million and $0.5 million due 12 months and 24 months after the acquisition date, respectively, which are contingent on Windsor Compliance providing services to a specified number of units on or before those dates (a Level 3 input). The initial fair value of the cash payments was $1.3 million . The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of the servicing targets discussed above. Windsor Compliance is a firm specializing in compliance with tax credits and regulations for the affordable housing industry. We have integrated Windsor Compliance with our other affordable HUD products. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected

DRAFT 11-6-2014 430pm

discounted cash flows derived from the asset. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. The fair value of the additional cash payments was $1.4 million at September 30, 2014, and for the three and nine months ended September 30, 2014, we recognized losses of $0.1 million due to the changes in their estimated fair value.
In October 2013, we acquired all of the issued and outstanding capital stock of MyBuilding Inc. ("MyBuilding") for a purchase price of $6.9 million, consisting of a cash payment of $4.5 million at closing, a deferred cash payment of up to $1.5 million payable over two years after the acquisition date and additional cash payments totaling up to $1.1 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. The initial fair value of the deferred cash payment and the contingent cash payments was $1.4 million and $0.3 million, respectively. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets (a Level 3 input). MyBuilding provides software-as-a-service solutions that facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents. We have integrated MyBuilding with our existing LeaseStar software solutions. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. The fair value of the deferred cash payment and the contingent cash payments were $1.4 million and $0.3 million, respectively, at September 30, 2014, and for the three and nine months ended September 30, 2014, we recognized losses of less than $0.1 million, due to the changes in their estimated fair value.
In October 2013, we acquired all of the membership interests of Active Building, LLC ("Active Building") for a purchase price of $14.4 million, consisting of a cash payment of $11.3 million at closing, a deferred cash payment of up to $2.0 million payable over three years after the acquisition date, and additional cash payments totaling up to $6.5 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. The initial fair value of the deferred cash payment and the contingent cash payments was $1.7 million and $1.3 million, respectively. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets (a Level 3 input). Active Building provides software-as-a-service solutions that facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents. We have integrated Active Building with our existing LeaseStar software solutions. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. The fair value of the deferred cash payment and the contingent cash payments was $1.9 million and $1.3 million, respectively, at September 30, 2014, and for the three and nine months ended September 30, 2014, we recognized gains of $0.1 million and $0.3 million, respectively, due to the changes in their estimated fair value.

We allocated the purchase prices for SFL, RentSentinel, Windsor Compliance, MyBuilding and Active Building as follows:

DRAFT 11-6-2014 430pm

	SFL	RentSentinel	Windsor Compliance	My Building	Active Building
	(in thousands)
Intangible assets:
Developed product technologies	$1,406	$4,238	$—	$1,450	$3,990
Customer relationships	161	2,390	1,230	1,000	2,260
Tradenames	—	—	—	328	641
Goodwill	1,035	3,633	1,302	5,043	7,404
Deferred revenue	—	(304)	(107)	(258)	—
Net deferred taxes	—	226	—	(813)	—
Net other assets	88	313	226	111	76
Total purchase price, net of cash acquired	$2,690	$10,496	$2,651	$6,861	$14,371
Other Acquisition-Related Fair Value Adjustments
We have acquired companies in previous years for which acquisition-related contingent consideration was included in the purchase price and recorded at fair value. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated and recorded at an estimated fair value based on the probabilities, as determined by management, of achieving the related targets. This evaluation will be performed until all of the targets have been met or terms of the agreement expire. For the three and nine months ended September 30, 2014, there were no acquisition-related fair value adjustments for acquisitions made prior to January 1, 2013.
Payments made to SeniorLiving.net, acquired in July 2011, and Rent Mine Online, acquired in July 2012, during the three months ended September 30, 2014 totaled $3.3 million. Payments made to Vigilan, acquired in January 2012, SeniorLiving.net, acquired in July 2011, and Rent Mine Online, acquired in July 2012, during nine months ended September 30, 2014 totaled $3.8 million.
Pro Forma Results of Acquisitions
The following table presents pro forma results of operations for the three and nine months ended September 30, 2014 and September 30, 2013 as if the Kigo, Notivus, VMM, InstaManager, Active Building, MyBuilding, Windsor Compliance, SFL, and RentSentinel acquisitions had occurred on January 1, 2013. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax benefit, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred on January 1, 2013, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 Pro Forma	2013 Pro Forma	2014 Pro Forma	2013 Pro Forma
	(in thousands, except per share amounts)
Revenue:
On demand	$100,747	$95,953	$290,691	$276,554
On premise	755	838	2,446	2,799
Professional and other	3,034	3,149	8,280	8,473
Total revenue	104,536	99,940	301,417	287,826
Net (loss) income	$(3,257)	$12,098	$(10,857)	$14,806
Net (loss) income per share
Basic	$(0.04)	$0.16	$(0.14)	$0.20
Diluted	$(0.04)	$0.16	$(0.14)	$0.20
4. Property, Equipment and Software
Property, equipment and software consist of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Leasehold improvements	$23,425	$18,756
Data processing and communications equipment	58,321	47,719
Furniture, fixtures, and other equipment	15,015	11,266
Software	48,346	36,750
	145,107	114,491
Less: Accumulated depreciation and amortization	(73,643)	(59,716)
Property, equipment and software, net	$71,464	$54,775
Depreciation and amortization expense for property, equipment and software was $5.6 million and $3.6 million for the three months ended September 30, 2014 and 2013, and $15.0 million and $10.9 million for the nine months ended September 30, 2014 and 2013, respectively. This includes depreciation for assets purchased through capital leases.
5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the nine months ended September 30, 2014 is as follows:

(in thousands)
Balance at December 31, 2013	$152,422
Goodwill acquired	40,341
Other	705
Balance at September 30, 2014	$193,468
Other intangible assets consisted of the following at September 30, 2014 and December 31, 2013:

		September 30, 2014			December 31, 2013
	Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	3 years	$54,852	$(37,009)	$17,843	$45,014	$(29,952)	$15,062
Customer relationships	1-10 years	86,753	(41,566)	45,187	85,823	(33,503)	52,320
Vendor relationships	7 years	5,650	(5,147)	503	5,650	(4,709)	941
Total finite-lived intangible assets		147,255	(83,722)	63,533	136,487	(68,164)	68,323
Indefinite-lived intangible assets:
Tradenames		41,659	—	41,659	40,492	—	40,492
Total intangible assets		$188,914	$(83,722)	$105,192	$176,979	$(68,164)	$108,815
Amortization of finite-lived intangible assets was $5.4 million and $4.0 million for the three months ended, and $15.5 million and $11.9 million for the nine months ended September 30, 2014 and 2013, respectively.
6. Debt
Credit Facility Opened September 2014
On September 30, 2014, we entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments in an aggregate principal amount of up to $150.0 million, plus an amount that would not cause our consolidated net leverage ratio, which is a ratio of the Company’s consolidated funded indebtedness to its consolidated EBIDTA, to exceed 3.25 to 1.00. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%) in each case plus a margin ranging from 1.25% to 1.75% in the case of LIBOR loans, and 0.25% to 0.75% in the case of prime rate loans, in each case based upon our consolidated net leverage ratio. The interest is due and payable quarterly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable

DRAFT 11-6-2014 430pm

interest period in the case of loans bearing interest at the adjusted LIBOR rate. The credit facility is secured by substantially all of the Company’s assets and certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the credit facility. We are also required to comply with customary affirmative and negative covenants, as well as a consolidated net leverage ratio and an interest coverage ratio. The credit facility matures September 30, 2019.
Previous Credit Facility
Our previous secured revolving credit facility had an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. At our option, the borrowings accrued interest at a per annum rate equal to either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.00% to 2.50%, in the case of LIBOR loans, and 0.0% to 0.25% in the case of prime rate loans, in each case based upon our senior leverage ratio. The interest was due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest at the adjusted LIBOR rate.
In May 2014, we entered into an amendment to the previous credit facility. Under the terms of the amendment, the restrictive covenants were amended to permit us to repurchase up to $75 million of our common stock, subject to certain conditions. Additionally, the fixed charge coverage ratio was replaced with a new minimum interest expense coverage ratio and the capital expenditures limitations were increased.
In June 2014, we entered into an amendment to the previous credit facility. Under the terms of the amendment, the parties to the credit facility consented to the acquisition of Kigo and agreed that the acquisition of Kigo would be a "Permitted Acquisition," as defined in the credit facility and would be excluded from the calculation of the Permitted Acquisition limit. Additionally, the amendment increased the value of our equipment that could be in the hands of our employees, consultants, or customers in the ordinary course of business to $2.5 million and amended the definition of "Aggregate Permitted Acquisition Limit" to $150.0 million, plus an additional $100.0 million if certain conditions are met. In June 2014, we borrowed a total of $25.0 million from our revolving line of credit in order to partially finance our acquisition of Kigo.
As of September 30, 2014 and December 31, 2013, we had $38.6 million and $0.0 million, respectively, outstanding under our revolving line of credit. As of September 30, 2014, $161.4 million was available under our revolving line of credit of which $10.0 million was available for the issuance of letters of credit. We had unamortized debt issuance costs of $1.1 million and $0.3 million at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, we were in compliance with the covenants under our credit facility.
7. Share-based Compensation
In February 2014, we granted 1,356,972 options with an exercise price of $17.75 which vest quarterly over three years. We also granted 681,395 shares of restricted stock at $17.75 which vest quarterly over three years.
In April 2014, we granted 39,156 shares of restricted stock at $18.39 which vest quarterly over three years to our Board of Directors.
In May 2014, we granted 159,194 options with an exercise price of $18.71 which vest quarterly over three years. We also granted 84,620 shares of restricted stock at $18.71 which vest quarterly over three years and 100,400 shares of restricted stock at $20.61 which fully vested on August 7, 2014.
In August 2014, we granted 295,615 options with an exercise price of $15.19 which vest quarterly over three years. We also granted 793,008 shares of restricted stock at $15.19, of which 151,513 shares vest quarterly over three years and 121,495 shares vest quarterly over one year. The remaining 520,000 shares consist of two tranches that become eligible for vesting if the average closing price per share of our common stock equals or exceeds an the established threshold for each tranche for twenty consecutive days prior to July 1, 2017. The shares vest quarterly over one year following the date they become eligible for vesting.
All stock options and restricted stock were granted under the 2010 Equity Incentive Plan, as amended and restated.
8. Commitments and Contingencies
Lease Commitments
In the first quarter of 2013, we entered into a capital lease agreement for software that expires in 2016. We recognize lease expense on a straight-line basis over the lease term.

DRAFT 11-6-2014 430pm

The assets under capital lease are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Software	$1,977	$1,977
Less: Accumulated depreciation and amortization	(969)	(549)
Assets under capital lease, net	$1,008	$1,428
Aggregate annual rental commitments at September 30, 2014 under capital lease are as follows:

(in thousands)
2014	$147
2015	588
2016	294
Total minimum lease payments	$1,029
Less amount representing average interest at 2.2%	(21)
1,008
Less current portion	571
Long-term portion	$437
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2014 or December 31, 2013.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of September 30, 2014 or December 31, 2013.
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

DRAFT 11-6-2014 430pm

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
9. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 753,583 and 302,820 for the three months ended September 30, 2014 and 2013, respectively, and 1,549,922 and 795,700 for the nine months ended September 30, 2014 and 2013, respectively, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.

DRAFT 11-6-2014 430pm

The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(3,257)	$12,886	$(10,384)	$18,514
Denominator:
Basic:
Weighted average common shares used in computing basic net (loss) income per share	77,280	75,234	77,075	74,597
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	—	1,113	—	1,303
Weighted average common shares used in computing diluted net (loss) income per share	77,280	76,347	77,075	75,900
Net (loss) income per common share:
Basic	$(0.04)	$0.17	$(0.13)	$0.25
Diluted	$(0.04)	$0.17	$(0.13)	$0.24
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
Our effective income tax rate was 35.4% and (123.3)% for the three months ended and 28.4% and (16.5)% for the nine months ended September 30, 2014 and 2013, respectively. During 2013, we were able to conclude that, given our performance, the realization of our deferred tax assets was more likely than not and accordingly reversed valuation allowances of approximately $9.2 million and recorded the reduction in valuation allowances as a tax benefit for the period. This reduction of the valuation allowance is the primary cause of the noted fluctuation of our effective income tax rate between the current and prior periods presented. Our effective tax rate fluctuated from the statutory rate predominantly due to the impact of permanent differences, including stock compensation, and the non-deductibility of contingent consideration, in relation to our results of operations before income taxes.

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

DRAFT 11-6-2014 430pm

RealPage, Inc., a Delaware corporation, and its subsidiaries, (the “Company” or “we” or “us”) is a leading provider of on demand software solutions for the rental housing industry. Our broad range of property management solutions enables owners and managers of single-family and a wide variety of multi-family rental property types to manage their marketing, pricing, screening, leasing, accounting, purchasing and other property operations. Our on demand software solutions are delivered through an integrated software platform that provides access and a shared repository of prospect, resident and property data. By integrating and streamlining a wide range of complex processes and interactions among the rental housing ecosystem of owners, managers, prospects, residents and service providers, our platform helps optimize the property management process and improves the experience for all of these constituents.
Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes. As of September 30, 2014, over 10,400 customers used one or more of our on demand software solutions to help manage the operations of approximately 9.5 million rental housing units. Our customers include each of the ten largest multi-family property management companies in the United States, ranked as of January 1, 2014 by the National Multi Housing Council, based on number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $104.5 million and $98.1 million for the three months ended, and $300.1 million and $281.5 million for the nine months ended, September 30, 2014 and 2013, respectively. In the same periods, we had operating (loss) income of approximately $(4.7) million, $6.0 million, $(13.7) million, and $16.8 million respectively, and net (loss) income of approximately $(3.3) million, $12.9 million, $(10.4) million, and $18.5 million, respectively.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional multi-family rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software solutions to include a number of software-enabled value-added services that provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities. In connection with this expansion, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our suite of on demand software solutions. In addition, since July 2002, we have completed 30 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base.
Recent Acquisitions
In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL is a leading performance-based marketing company that provides senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We integrated SFL with our existing senior living software solutions. We acquired SFL for a purchase price of $2.7 million which consisted of a cash payment of $2.3 million and additional cash payments of $0.2 million paid 6 months and 12 months after the acquisition date.
In March 2013, we acquired certain assets from Yield Technologies, Inc., including RentSentinel and RentSocial (together, “RentSentinel”). The RentSentinel software-as-a-service platform is a fully featured apartment marketing management solution for the multi-family industry. RentSocial is an apartment search service that simplifies and incorporates the social marketing platform into the process of finding an apartment. We integrated RentSentinel with our existing LeaseStar product family. We acquired RentSentinel for a purchase price of $10.5 million which consisted of a cash payment of $7.6 million, issuance of 72,500 shares of our common stock and two traunches of 36,250 shares of our common stock which are issuable 12 months and 24 months after the acquisition date, respectively. As of September 30, 2014, 33,868 shares had been issued.
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

DRAFT 11-6-2014 430pm

In October 2013, we acquired all of the membership interest of Active Building, LLC ("Active Building") for a purchase price of $14.4 million, which consisted of a cash payment of $11.3 million at closing, a deferred cash payment of up to $2.0 million payable over three years after the acquisition date, and additional cash payments totaling $6.5 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. A provider of software-as-a-service solutions, Active Building products facilitate the creation of online communities that connect residents to multifamily property managers, local vendors, and other residents.
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
In May 2014, we acquired substantially all of the operating assets of Notivus Multi-Family, LLC ("Notivus") for a preliminary purchase price of $4.4 million, which consisted of a cash payment of $3.6 million at closing and a deferred cash payment of up to $0.8 million payable over two years after the acquisition date. The acquisition of Notivus expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry.
In June 2014, we acquired all of the issued and outstanding stock of Kigo, Inc. ("Kigo"). Kigo is a software-as-a-service vacation rental booking system headquartered in the United States with operations in Spain. Kigo offers services for vacation rental property management that include vacation rental calendars, scheduling, reservations, accounting, channel management, website design, payment processing and other tasks to aid the management of leads, revenue, resources and lodging calendars. We plan to integrate Kigo with our existing vacation rental products and further extend our vacation booking system internationally. We acquired Kigo for a preliminary purchase price of $36.2 million, consisting of a cash payment of $30.7 million and a deferred cash payment of up to $5.5 million, to be payable over two and a half years after the acquisition date.
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

DRAFT 11-6-2014 430pm

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
Product development. Product development expense consists primarily of personnel costs for our product development employees and executives and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our on demand software solutions and expanding our suite of on demand software solutions. In 2008 and 2011, we established product development and service centers in Hyderabad, India and Manila, Philippines, respectively, to take advantage of strong technical talent at lower personnel costs compared to the United States.
Sales and marketing. Sales and marketing expense consists primarily of personnel costs for our sales, marketing and business development employees and executives, travel and entertainment and marketing programs. Marketing programs consist of amounts paid for search engine optimization (“SEO”) and search engine marketing (“SEM”), renter’s insurance and

DRAFT 11-6-2014 430pm

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
The following provides a reconciliation of non-GAAP on demand revenue to on demand revenue, our most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
On demand revenue	$100,747	$94,084	$289,361	$270,231
Acquisition-related and other deferred revenue adjustments	(392)	1,793	725	1,795
Non-GAAP on demand revenue	$100,355	$95,877	$290,086	$272,026
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
Adjusted EBITDA. We define this metric as net income (loss) plus acquisition-related and other deferred revenue, depreciation, asset impairment, and loss on sale of asset; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, acquisition-related expense and certain litigation-related expenses. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered as a substitute for or superior to financial measures determined in accordance with GAAP. For a reconciliation of Adjusted EBITDA

DRAFT 11-6-2014 430pm

to net income (loss), refer to the table below. Our Adjusted EBITDA decreased from approximately $23.7 million and $65.5 million for the three and nine months ended September 30, 2013, respectively, to approximately $16.3 million $53.3 million for the three and nine months ended September 30, 2014, respectively, as a result of our net loss in 2014.

DRAFT 11-6-2014 430pm

Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Condensed Consolidated Statements of Operations Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenue:
On demand	$100,747	$94,084	$289,361	$270,231
On premise	755	838	2,446	2,799
Professional and other	3,034	3,149	8,280	8,473
Total revenue	104,536	98,071	300,087	281,503
Cost of revenue(1)	46,311	38,111	128,353	110,815
Gross profit	58,225	59,960	171,734	170,688
Operating expense:
Product development(1)	17,528	13,232	48,310	36,997
Sales and marketing(1)	29,949	25,166	83,970	71,992
General and administrative(1)	15,443	15,554	53,191	44,880
Total operating expense	62,920	53,952	185,471	153,869
Operating (loss) income	(4,695)	6,008	(13,737)	16,819
Interest expense and other, net	(345)	(236)	(771)	(921)
(Loss) income before income taxes	(5,040)	5,772	(14,508)	15,898
Income tax benefit	(1,783)	(7,114)	(4,124)	(2,616)
Net (loss) income	$(3,257)	$12,886	$(10,384)	$18,514
Net (loss) income per share
Basic	$(0.04)	$0.17	$(0.13)	$0.25
Diluted	$(0.04)	$0.17	$(0.13)	$0.24
Weighted average shares used in computing net (loss) income per share
Basic	77,280	75,234	77,075	74,597
Diluted	77,280	76,347	77,075	75,900
(1) Includes stock-based compensation expense as follows:
Cost of revenue	$1,141	$785	$3,014	$2,211
Product development	2,707	1,271	6,763	3,123
Sales and marketing	3,774	2,686	10,018	7,891
General and administrative	1,914	2,994	8,999	7,817

DRAFT 11-6-2014 430pm

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(as a percentage of total revenue)
Revenue:
On demand	96.4%	95.9%	96.4%	96.0%
On premise	0.7	0.9	0.8	1.0
Professional and other	2.9	3.2	2.8	3.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	44.3	38.9	42.8	39.4
Gross profit	55.7	61.1	57.2	60.6
Operating expense:
Product development	16.8	13.5	16.1	13.1
Sales and marketing	28.6	25.7	28.0	25.6
General and administrative	14.8	15.9	17.7	15.9
Total operating expenses	60.2	55.1	61.8	54.6
Operating (loss) income	(4.5)	6.0	(4.6)	6.0
Interest expense and other, net	(0.3)	(0.2)	(0.3)	(0.3)
(Loss) income before income taxes	(4.8)	5.8	(4.9)	5.7
Income tax benefit	(1.7)	(7.3)	(1.4)	(0.9)
Net (loss) income	(3.1)	13.1	(3.5)	6.6

Three and Nine Months Ended September 30, 2014 compared to Three and Nine Months Ended September 30, 2013
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$100,747	$94,084	$6,663	7.1%	$289,361	$270,231	$19,130	7.1%
On premise	755	838	(83)	(9.9)	2,446	2,799	(353)	(12.6)
Professional and other	3,034	3,149	(115)	(3.7)	8,280	8,473	(193)	(2.3)
Total revenue	$104,536	$98,071	$6,465	6.6	$300,087	$281,503	$18,584	6.6
On demand unit metrics:
Ending on demand units	9,496	8,730	766	8.8%	9,496	8,730	766	8.8%
Average on demand units	9,434	8,673	761	8.8	9,305	8,527	778	9.1
Non-GAAP on demand revenue	$100,355	$95,877	$4,478	4.7	$290,086	$272,026	$18,060	6.6
Non-GAAP on demand revenue per average on demand unit	$42.55	$44.22	$(1.67)	(3.8)	$41.57	$42.54	$(0.97)	(2.3)

DRAFT 11-6-2014 430pm

The changes in total revenue for the three and nine months ended September 30, 2014 and 2013 are due to the following changes in our three revenue components:
On demand revenue. Our on demand revenue increased $6.7 million and $19.1 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, primarily due to an increase in rental property units managed with our on demand solutions as a result of our continued investment in our sales force. This increase was offset in part due to a decrease in RPU to $42.55 and $41.57 during the respective periods were driven by reduced spending by our customers on marketing and advertising resulting from lower resident turnover rates and higher occupancy rates.
On premise revenue. On premise revenue decreased $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.
Professional and other revenue. Professional and other services revenue decreased $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, primarily due to a decrease in revenue from consulting services.
On demand unit metrics. As of September 30, 2014, one or more of our on demand solutions was utilized in the management of 9.5 million rental property units, representing an increase of 8.8% compared to the same period in 2013. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales, marketing efforts to existing customers and our 2013 and 2014 acquisitions which contributed 1.7% to total ending on demand units.
For the three and nine months ended September 30, 2014, annualized non-GAAP on demand revenue per average on demand unit decreased compared to the three and nine months ended September 30, 2013, primarily due to a decrease in contingent commission revenues from our renter's insurance products, reduced spending by our customers on marketing and advertising, and lower resident turnover rates.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in thousands)
Cost of revenue	$41,018	$34,975	$6,043	17.3%	$114,319	$100,397	$13,922	13.9%
Depreciation and amortization	5,293	3,136	2,157	68.8	14,034	10,418	3,616	34.7
Total cost of revenue	$46,311	$38,111	$8,200	21.5	$128,353	$110,815	$17,538	15.8
Cost of revenue. The increase in cost of revenue for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to: a $2.3 million increase in costs related to the increased sales of our solutions, which includes investments in infrastructure and other support services; a $3.0 million increase in personnel expense primarily related to costs to support our growth initiatives and to a lesser degree increases in headcount added as a result of our 2014 and 2013 acquisitions; a $0.4 million increase in stock-based compensation related to our professional services personnel and data center operations personnel; a $2.2 million increase in non-cash amortization of technology; and a $0.3 million increase in information technology expense.
The increase in cost of revenue for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to: a $3.8 million increase in costs related to the increased sales of our solutions, which includes investments in infrastructure and other support services; a $8.9 million increase in personnel expense primarily related to costs to support our growth initiatives and headcount added as a result of our 2014 and 2013 acquisitions; a $0.8 million increase in stock-based compensation related to our professional services personnel and data center operations personnel; a $3.6 million increase in non-cash amortization of technology; and a $0.4 million increase in information technology expense.

DRAFT 11-6-2014 430pm

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in thousands)
Product development	$16,209	$12,484	$3,725	29.8%	$44,775	$34,862	$9,913	28.4%
Depreciation and amortization	1,319	748	571	76.3	3,535	2,135	1,400	65.6
Total product development expense	$17,528	$13,232	$4,296	32.5	$48,310	$36,997	$11,313	30.6
Product development. The increase in product development expense for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to: a $1.6 million increase in personnel expense for product development groups to further develop, test and launch new products and to a lesser degree a result of our 2014 and 2013 acquisitions and offset by a transition of certain expenses to our Philippine and Indian operations; a $0.4 increase in facility and infrastructure related costs; a $1.4 million increase in stock-based compensation expense; a $0.6 million increase in depreciation expense; and a $0.3 million increase in other product development related expenses.
The increase in product development expense for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to: a $4.2 million increase in personnel expense for product development groups to further develop, test and launch new products and as a result of our 2014 and 2013 acquisitions and offset by a transition of certain expenses to our Philippine and Indian operations; a $0.8 increase in facility and infrastructure related costs; a $3.6  million increase in stock-based compensation expense; a $1.4 million increase in depreciation expense; and a $1.3 million increase in other product development related expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in thousands)
Sales and marketing	$26,519	$22,317	$4,202	18.8%	$73,915	$64,170	$9,745	15.2%
Depreciation and amortization	3,430	2,849	581	20.4	10,055	7,822	2,233	28.5
Total sales and marketing expense	$29,949	$25,166	$4,783	19.0	$83,970	$71,992	$11,978	16.6
Sales and marketing. The increase in sales and marketing expense for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to: a $3.3 million increase in sales and marketing personnel expenses and commission related to our increased investment in sales personnel and personnel acquired as a result of our 2014 and 2013 acquisitions; a $1.1 million increase in stock-based compensation expense; a $0.3 million increase in travel-related expenses; and a $0.6 million increase in amortization expense; partially offset by a $0.2 million decrease in bad debt expense and a $1.1 million increase in marketing program expense offset by lower SEM expenses of $1.4 million.
The increase in sales and marketing expense for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to: a $6.0 million increase in sales and marketing personnel expense and commission related to our increased investment in sales personnel and personnel acquired as a result of our 2014 and 2013 acquisitions; a $2.1 million increase in stock-based compensation expense; a $2.6 million increase in marketing program expense offset by $1.3 million from reductions in SEM expenses; a $1.0 million increase in travel-related expenses; and a $2.2 million increase in amortization expense; partially offset by a $0.6 million decrease in bad debt expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in thousands)
General and administrative	$14,523	$14,682	$(159)	(1.1)%	$50,282	$42,432	$7,850	18.5%
Depreciation and amortization	920	872	48	5.5	2,909	2,448	461	18.8
Total general and administrative expense	$15,443	$15,554	$(111)	(0.7)	$53,191	$44,880	$8,311	18.5

DRAFT 11-6-2014 430pm

General and administrative. The decrease in general and administrative expense for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to: a $1.1 million decrease in stock-based compensation related to general and administrative personnel and a $0.4 million decrease in legal expense; partially offset by a $0.8 million increase in the fair value adjustments of acquisition-related liabilities; and a $0.6 million increase in other general and administrative costs.
The increase in general and administrative expense for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to: a $1.2 million increase in personnel expense to support the growth in our business, including increased investment in our offshore operations that support those functions; a $1.2 million increase in stock-based compensation related to general and administrative personnel; a $5.8 million increase in litigation expense primarily due to legal fees and the settlement of the Ace Lawsuit in 2014; and a $0.8 million increase in other general and administrative costs; partially offset by a $0.7 million decrease in the fair value adjustments of acquisition-related liabilities.
Interest Expense and Other, Net
The increase in interest expense and other, net for the three months ended September 30, 2014, as compared to the same period in 2013, was due to borrowings on our revolving credit facility to partially finance our acquisition of Kigo.
The decrease in interest expense and other, net for the nine months ended September 30, 2014, as compared to the same period in 2013, was due to a decrease in interest expense as a result of lower debt balances for the majority of nine months ended September 30, 2014 and incurring interest charges in conjunction with the settlement of a sales tax and use audit in 2013.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. Our effective income tax rate was 28.4% and (16.5)% for the nine months ended and 35.4% and (123.3)% for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate fluctuated from the statutory rate predominantly due to the impact of state taxes and permanent differences, including stock compensation and the non-deductibility of contingent consideration, in relation to our results of operations before income taxes. During 2013, we were able to conclude that, given our performance, the realization of our deferred tax assets was more likely than not and accordingly reversed valuation allowances of approximately $9.2 million and recorded the reduction in valuation allowances as a tax benefit for the period. This reduction of the valuation allowance is the primary cause of the noted fluctuation of our effective income tax rate between the current and prior periods presented.
Reconciliation of Non-GAAP Financial Measures
We define Adjusted EBITDA as net income (loss) plus acquisition-related and other deferred revenue adjustments, depreciation, asset impairment, and loss on sale of asset, amortization of intangible assets, interest expense, net, income tax expense (benefit), stock-based compensation expense, acquisition-related expense, and certain litigation-related expenses. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•
it is useful to exclude certain non-cash charges, such as depreciation and asset impairment, amortization of intangible assets and stock-based compensation and non-core operational charges, such as acquisition-related expense and certain litigation-related expenses, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be; and

•
it is useful to include deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience determining the settlement of the contractual obligations in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense.

DRAFT 11-6-2014 430pm

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

The following provides a reconciliation of net(loss) income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net (loss) income	$(3,257)	$12,886	$(10,384)	$18,514
Acquisition-related and other deferred revenue	(392)	1,793	725	1,795
Depreciation, asset impairment and loss on sale of asset	5,121	3,400	13,911	10,486
Amortization of intangible assets	5,857	4,242	16,658	12,647
Interest expense, net	349	236	780	1,199
Income tax benefit	(1,783)	(7,114)	(4,124)	(2,616)
Litigation related expense	39	278	4,884	331
Stock-based compensation expense	9,536	7,736	28,794	21,042
Acquisition-related expense	860	288	2,098	2,113
Adjusted EBITDA	$16,330	$23,745	$53,342	$65,511

DRAFT 11-6-2014 430pm

Liquidity and Capital Resources
Our primary sources of liquidity as of September 30, 2014 consisted of $30.7 million of cash and cash equivalents, $161.4 million available under our revolving line of credit and $32.8 million of current assets less current liabilities (excluding $30.7 million of cash and cash equivalents and $68.3 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures, acquisitions and to service our debt obligations. We expect that working capital requirements, capital expenditures and acquisitions will continue to be our principal needs for liquidity over the near term. In addition, through September 30, 2014, we made several acquisitions for which a portion of the cash purchase price is payable at various times through 2017. We expect to fund these obligations from cash provided by operating activities or, in some cases, the issuance of shares of our common stock at our election.
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
The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$50,054	$51,609
Net cash used in investing activities	(71,067)	(33,132)
Net cash provided by (used in) financing activities	17,199	(8,265)
Net Cash Provided by Operating Activities
In the nine months ended September 30, 2014, cash provided by operating activities consisted of a net loss of $10.4 million, net non-cash charges of $59.4 million and changes in working capital of $6.5 million, partially offset by a deferred tax benefit of $6.0 million and acquisition-related contingent consideration charges of $0.6 million. Net non-cash charges to income increased $15.2 million or 34.4%, compared to the same period in 2013, and primarily consisted of depreciation, amortization and stock-based compensation expense. The cash inflow resulting from the changes in working capital was primarily due to changes in accounts receivable, deferred revenue and accounts payable, partially offset by decreases in other assets arising from prepaid expenses related to software license maintenance.
Net Cash Used in Investing Activities
In the nine months ended September 30, 2014, investing activities consisted of acquisition-related payments of $41.9 million primarily related to the Kigo, InstaManager, Notivus, and VMM acquisitions and $29.1 million of capital expenditures related to investments in our technology infrastructure and in our Philippine and Indian operations to support our growth initiatives. The increase in cash used in investing activities from the same period in 2013 relates to the consideration paid, net of cash acquired, for our 2014 acquisitions as compared to 2013 combined with an increase in capital spending.

Net Cash Provided by (Used in) Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2014 was primarily due to receiving $38.6 million in net proceeds from our revolving credit facility, partially offset by capital lease payments of $0.4 million, $4.0 million in payments of acquisition-related contingent consideration, deferred financing costs of $1.0 million and net outflows of $16.0 million from stock issuances under our stock-based compensation plans. Cash provided by financing

DRAFT 11-6-2014 430pm

activities increased from the same period in 2013 primarily due to the receipt of $38.6 million in proceeds from our revolving credit facility in 2014, partially offset by a $10.0 million payment on our revolving credit facility in 2013.
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. On September 30, 2014, we entered into a new credit facility agreement described below. There have been no other material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K.
Long-Term Debt Obligations
On September 30, 2014, we entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments in an aggregate principal amount of up to $150.0 million, plus an amount that would not cause our consolidated net leverage ratio to exceed 3.25 to 1.00. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%) in each case plus a margin ranging from 1.25% to 1.75% in the case of LIBOR loans, and 0.25% to 0.75% in the case of prime rate loans, in each case based upon the our consolidated net leverage ratio. The interest is due and payable quarterly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR rate. The credit facility is secured by substantially all of the Company’s assets and certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the credit facility. We are also required to comply with customary affirmative and negative covenants, as well as a consolidated net leverage ratio and an interest coverage ratio.
Our previous secured revolving credit facility had an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. At our option, the borrowings accrued interest at a per annum rate equal to either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.00% to 2.50%, in the case of LIBOR loans, and 0.0% to 0.25% in the case of prime rate loans, in each case based upon our senior leverage ratio. The interest was due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest at the adjusted LIBOR rate.
In May 2014, we entered into an amendment to the previous credit facility. Under the terms of the amendment, the restrictive covenants were amended to permit us to repurchase up to $75 million of our common stock, subject to certain conditions. Additionally, the fixed charge coverage ratio was replaced with a new minimum interest expense coverage ratio and the capital expenditures limitations were increased.
In June 2014, we entered into an amendment to the previous credit facility. Under the terms of the amendment, the parties to the credit facility consented to the acquisition of Kigo and agreed that the acquisition of Kigo would be a "Permitted Acquisition," as defined in the credit facility and would be excluded from the calculation of the Permitted Acquisition limit. Additionally, the amendment increased the value of our equipment that could be in the hands of our employees, consultants, or customers in the ordinary course of business to $2.5 million and amended the definition of "Aggregate Permitted Acquisition Limit" to $150.0 million, plus an additional $100.0 million if certain conditions are met. In June 2014, we borrowed a total of $25.0 million from our revolving line of credit in order to partially finance our acquisition of Kigo.
All of our obligations under the credit facility are secured by substantially all of our assets. All of our existing and future domestic subsidiaries are required to guaranty our obligations under the credit facility, other than certain immaterial subsidiaries, foreign subsidiary holding companies, and our payment processing subsidiaries. Such guarantees by existing and future domestic subsidiaries are and will be secured by substantially all of the assets of such subsidiaries.
Our credit facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Our credit facility additionally contains customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous fiscal consecutive quarters' consolidated EBITDA to our interest expense,

DRAFT 11-6-2014 430pm

is to be not less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, is not to be greater than 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. As of September 30, 2014, we were in compliance with the covenants under our credit facility.
The credit facility contains customary events of default, subject to customary cure periods for certain defaults, that include, among others, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, ERISA defaults, inaccuracy of representations and warranties, and a change in control default.
In the event of a default on our credit facility, the obligations under the credit facility could be accelerated, the applicable interest rate under the credit facility could be increased, the loan commitments could be terminated, our subsidiaries that have guaranteed the credit facility could be required to pay the obligations in full, and our lenders would be permitted to exercise remedies with respect to all of the collateral that is securing the credit facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default that is not cured or waived could have a material adverse effect on our liquidity and financial condition.
Share Repurchase Program
Our Board of Directors approved a $50 million initial share repurchase program during the second quarter of fiscal 2014 and continuing for a period of up to one year. During the quarter, we repurchased 844,381 shares of our common stock at a weighted average cost of $15.66 per share and a total cost of approximately $13.2 million. No shares were purchased from October 1, 2014 through November 4, 2014.

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
We had cash and cash equivalents of $30.7 million and $34.5 million at September 30, 2014 and December 31, 2013, respectively.
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
We had $38.6 million and $0.0 million outstanding under our revolving credit facility at September 30, 2014 and December 31, 2013, respectively. The interest on this debt is variable and adjusted periodically based on the three-month LIBOR rate. If the LIBOR and Prime rates change by 10% of the September 30, 2014 closing market rates, our annual interest expense would change by less than $0.1 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, in ensuring that information required to be disclosed in the reports that we file or

DRAFT 11-6-2014 430pm

submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

DRAFT 11-6-2014 430pm

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business.
We believe that there are no claims or actions pending against us, the ultimate disposition of which would have a material adverse impact on us.

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

•
changes in the legal, regulatory or compliance environment related to the rental housing industry or the markets in which we operate, including without limitation fair credit reporting, payment processing, data protection and privacy, social media, utility billing, insurance, the Internet and e-commerce, licensing, telemarketing, electronic communications, the Health Insurance Portability Act of 1996 (“HIPAA”) and the Health Information Technology Economic and Clinical Health Act (“HITECH”);

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

DRAFT 11-6-2014 430pm

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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 922 as of December 31, 2008 to 3,757 as of September 30, 2014. We increased our number of on demand customers from 2,669 as of December 31, 2008 to over 10,400 as of September 30, 2014. We increased the number of on demand product centers that we offer from 29 as of December 31, 2008 to 57 as September 30, 2014. In addition, in the past, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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

DRAFT 11-6-2014 430pm

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
Historically, our on demand units managed by our customers have renewed at a rate of 95.3% based on an average of the last two years ending September 30, 2014.
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

DRAFT 11-6-2014 430pm

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

DRAFT 11-6-2014 430pm

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

DRAFT 11-6-2014 430pm

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

DRAFT 11-6-2014 430pm

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

DRAFT 11-6-2014 430pm

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

DRAFT 11-6-2014 430pm

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

DRAFT 11-6-2014 430pm

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

DRAFT 11-6-2014 430pm

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

DRAFT 11-6-2014 430pm

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

DRAFT 11-6-2014 430pm

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

DRAFT 11-6-2014 430pm

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
On September 30, 2014, we entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, under certain conditions, to request additional term loans or revolving commitments in an aggregate principal amount of up to $150.0 million, plus an amount that would not cause our consolidated net leverage ratio to exceed 3.25 to 1.00. As of September 30, 2014, we had $38.6 million of debt outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. Advances under the credit facility may be voluntarily prepaid and reborrowed.
All of our obligations under the credit facility are secured by substantially all of our assets. All of our existing and future domestic subsidiaries are required to guaranty our obligations under the credit facility, other than certain immaterial subsidiaries, foreign subsidiary holding companies, and our payment processing subsidiaries. Such guarantees by existing and future domestic subsidiaries are and will be secured by substantially all of the assets of such subsidiaries.
Our credit facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or guarantee indebtedness of others;

•	create liens on our assets;

•	enter into mergers or consolidations;

•	dispose of assets;

•	prepay certain indebtedness;

•	make changes to our governing documents and certain of our agreements;

•	pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock;

DRAFT 11-6-2014 430pm

•	make investments, including acquisitions; and

•	enter into transactions with affiliates.
Our credit facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous consecutive fiscal quarters' consolidated EBITDA to our interest expense, is to be not less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, is not to be greater than 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. As of September 30, 2014, we were in compliance with the covenants under our credit facility.
The credit facility contains customary events of default, subject to customary cure periods for certain defaults, that include, among others, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, ERISA defaults, inaccuracy of representations and warranties, and a change in control default.
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

DRAFT 11-6-2014 430pm

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

DRAFT 11-6-2014 430pm

Legal proceedings against us could be costly and time consuming to defend.
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our customers in connection with commercial disputes, claims brought by our customers’ current or prospective residents, including class action lawsuits based on asserted statutory or regulatory violations, employment-based claims made by our current or former employees, administrative agencies, government regulators, or insurers. In November, the Company was named in a purported class action lawsuit in the Eastern District of Virginia, Jenkins v. RealPage, Inc., Case No. 3:14cv758. This case is at an early stage and the Company is in the process of analyzing the case and preparing a response. Litigation, enforcement actions, and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover such legal proceedings or claims or may withhold or dispute coverage of such legal proceedings or claims on various grounds, including by alleging such coverage is beyond the scope of such policies, that we are not in compliance with the terms of such insurance policies or that such policies are not in effect, even after proceeds under such insurance policies have been received by us. In addition, insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all. A legal proceeding or claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our operating results.
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

DRAFT 11-6-2014 430pm

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
The rental housing industry is subject to extensive and complex federal, state and local laws and regulations. Our services and solutions must work within the extensive and evolving legal and regulatory requirements applicable to our customers and third-party service providers, including, but not limited to, those under the Fair Credit Reporting Act, the Fair Housing Act, the Deceptive Trade Practices Act, the Drivers Privacy Protection Act, the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the United States Tax Reform Act of 1986 (TRA86), which is an IRS law governing tax credits, the Privacy Rules, Safeguards Rule and Consumer Report Information Disposal Rule promulgated by the Federal Trade Commission, or FTC, the FTC's Telemarketing Sales Rule, the Telephone Consumer Protection Act (TCPA), the CAN-SPAM Act, the Electronic Communications Privacy Act, the regulations of the United States Department of Housing and Urban Development, or HUD, HIPAA/HITECH, rules and regulations of the Consumer Financial Protection Bureau (CFPB) and complex and divergent state and local laws and regulations related to data privacy and security, credit and consumer reporting, deceptive trade practices, discrimination in housing, telemarketing, electronic communications, call recording, utility billing and energy and gas consumption. These regulations are complex, change frequently and may become more stringent over time. Although we attempt to structure and adapt our solutions and service offerings to comply with these complex and evolving laws and regulations, we may be found to be in violation. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative and other enforcement actions as well as class action lawsuits or demands for client reimbursement. Additionally, many applicable laws and regulations provide for penalties or assessments on a per occurrence basis. Due to the nature of our business, the type of services we provide and the large number of transactions processed by our solutions, our potential liability in an enforcement action or class action lawsuit could be significant. In addition, entities such as HUD, the FTC and the CFPB have the authority to promulgate rules and regulations that may impact our customers and our business. We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our on demand software solutions.
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

DRAFT 11-6-2014 430pm

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
In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social, economic, or environmental instability, terrorist attacks and security concerns in general;

•	limitations of local infrastructure;

•	fluctuations in currency exchange rates;

•	higher levels of credit risk and payment fraud;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	compliance with statutory equity requirements and management of tax consequences; and

•	outbreaks of highly contagious diseases.
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

DRAFT 11-6-2014 430pm

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

DRAFT 11-6-2014 430pm

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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 34.3% of our common stock as of September 30, 2014. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 32.9% of our common stock as of September 30, 2014. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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

DRAFT 11-6-2014 430pm

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
As of September 30, 2014, we had 78,849,752 shares of common stock outstanding. Of these shares, 74,481,577 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of September 30, 2014, holders of 25,575,280 shares, or approximately 32.4%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.
In addition, we have registered approximately 22,134,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,514,311 shares were eligible for sale upon the exercise of vested options as of September 30, 2014.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities.
The following table provides information with respect to repurchases of our common stock made during the three months ended September 30, 2014, by RealPage, Inc. or any "affiliated purchaser" of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

DRAFT 11-6-2014 430pm

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2014 through July 31, 2014	—	$—	—	$—
August 1, 2014 through August 31, 2014	698,986	15.60	698,986	36,776,460
September 1, 2014 through September 30, 2014	145,395	15.97	145,395	34,454,871
	844,381	$15.66	844,381	$34,454,871

(1) On May 6, 2014, the Board of Directors approved a stock repurchase program authorizing repurchase of up to $50.0 million of our common stock. The stock repurchase program continues for a period of up to one year beginning May 8, 2014. During the periods covered by the table, no determination was made by us to terminate or suspend the stock repurchase program.

No shares were purchased from the end of the third quarter through November 4, 2014. In total, we have repurchased 966,595 shares at a weighted average cost of $16.06 per share and a total cost of $15.5 million.

Item 5. Other Information
CEO Stock Ownership Guidelines Policy
In order to more closely align our Chief Executive Officer’s financial interests with those of the Company and its stockholders, effective October 23, 2014, our Board of Directors (at the recommendation of our Nominating and Governance Committee) adopted a Stock Ownership Guidelines Policy that suggests minimum stock ownership guidelines for our Chief Executive Officer. The minimum stock ownership target suggested by the guidelines is based on a multiple of five times the Chief Executive Officer's annual base salary. The Stock Ownership Guidelines Policy also suggests that the Chief Executive Officer achieve the suggested minimum stock ownership target within three years of assuming this position. Our Chief Executive Officer’s stock ownership currently exceeds the suggested minimum stock ownership threshold. “Stock ownership” is defined to include shares of common stock held outright, shares and share equivalents held in benefit plans, and unvested RSUs. Unvested performance units and unexercised stock options are not included in this calculation
Director Retirement Policy
Effective October 23, 2014, our Board of Directors (at the recommendation of our Nominating and Governance Committee) adopted a Director Retirement Policy that, unless waived by our Nominating and Governance Committee and Board of Directors, requires non-employee directors to retire as a member of our Board of Directors at the expiration of his or her elected term following the date of his or her 75th birthday.

Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

DRAFT 11-6-2014 430pm

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 7, 2014

RealPage, Inc.

By	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer and Treasurer

DRAFT 11-6-2014 430pm

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated November 3, 2010	10-Q	11/5/2010	4.4
4.5	Registration Rights Agreement among the Registrant and certain stockholders, dated August 24, 2011	10-Q	11/8/2011	4.5
10.1	Credit Agreement among the Registrant, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated September 30, 2014.				X
10.2	Collateral Agreement among the Registrant, the other grantors party thereto, and Wells Fargo, National Association, as administrative agent.				X
10.3	Guaranty Agreement among certain subsidiaries of Registrant in favor of Wells Fargo Bank, National Association, as administrative agent.				X
10.4	Amendment No. 1 to the Stock Bonus Agreement between Registrant and Stephen T. Winn, effective as of July 31, 2014.	8-K	8/4/2014	10.1
10.5	Form of Stock Bonus Agreement between the Registrant and each of Ms. Carter, Messrs. Hill and Chaney and Ms. Steiner Jovanoviz, dated July 31, 2014	8-K	8/4/2014	10.2
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X

DRAFT 11-6-2014 430pm

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
101.INS	Instance†				X
101.SCH	Taxonomy Extension Schema†				X
101.CAL	Taxonomy Extension Calculation†				X
101.LAB	Taxonomy Extension Labels†				X
101.PRE	Taxonomy Extension Presentation†				X
101.DEF	Taxonomy Extension Definition†				X

*	Furnished herewith

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