Form 10-Q/A
period 2014-09-30
REALPAGE INC
filed 2014-11-12
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

RealPage, Inc. (the “Registrant”) is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on November 7, 2014, solely to correct errors related to the header on each page, which continued to note our final version as ‘draft’.

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
Date: November 11, 2014

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