Form 10-K
period 2014-12-31
REALPAGE INC
filed 2015-03-02
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________
FORM 10-K
  ___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2014, the aggregate market value of its shares held by non-affiliates on that date was approximately $1,184,042,012. For purposes of this calculation, the registrant assumed that all 5% holders, directors and executive officers of the registrant are affiliates. On February 13, 2015, 78,924,389 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
Company Overview
RealPage, Inc., a Delaware corporation (together with its subsidiaries, the “Company” or “we” or “us”), is a leading provider of on demand software and software-enabled solutions for the rental housing industry. Our broad range of property management solutions enables owners and managers of single family and a wide variety of multifamily rental property types to manage their marketing, pricing, screening, leasing, accounting, purchasing and other property operations. Our on demand software solutions are delivered through an integrated software platform that provides a single point of access and a shared repository of prospect, renter and property data. By integrating and streamlining a wide range of complex processes and interactions among the rental housing and vacation rental ecosystem of owners, managers, prospects, renters and service providers, our platform helps optimize the property management process, improve the user experience, increase net operating income and increase revenue for professional property managers and property owners.
Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from complementary solutions and services, improved collections and more integrated and centralized processes. As of December 31, 2014, over 10,700 customers used one or more of our on demand software solutions to help manage the operations of approximately 9.6 million multifamily, single family or vacation rental units. Our customers include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2014 by the National Multifamily Housing Council, based on the number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $404.6 million, $377.0 million and $322.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. In the same periods, we had operating (loss) income of approximately $(15.5) million, $21.6 million and $11.4 million, respectively, and net (loss) income of approximately $(10.3) million, $20.7 million and $5.2 million, respectively.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software and software-enabled solutions to include property management, leasing and marketing, renter management and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing and vacation rental markets. In addition, since July 2002, we have completed 30 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base. In connection with this expansion and acquisitions, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our platform of on demand solutions.
Industry Overview
The rental housing rental market is large, growing and complex.
The rental housing market is large and characterized by challenging and location-specific operating requirements, diverse industry participants, significant mobility among renters and a variety of property types, including single family and a wide range of multifamily property types, including conventional, affordable, privatized military, student and senior housing. According to the U.S. Census Bureau American Housing Survey for the United States, there were 44.0 million rental housing units in the United States in 2013. Based on U.S. Census Bureau data and our own estimates, we believe that the overall size of the U.S. rental housing market, including rent, utilities and insurance, exceeds $435.0 billion annually. We estimate that the total addressable market for our current on demand software solutions is approximately $9.8 billion per year. This estimate assumes that each of the 44.0 million rental units in the United States has the potential to generate annually a range of approximately $140 in revenue per unit for single family units to approximately $370 in revenue per unit for conventional multifamily units. In addition, we estimate that the student and senior markets have the potential to generate annually approximately $690 in revenue per unit and affordable housing markets will generate annually approximately $160 in revenue per unit. We base this potential revenue assumption on our review of the purchasing patterns of our existing customers with respect to our on demand software solutions, the on demand software solutions currently utilized by our existing customers, the number of units our customers manage with these solutions and our current pricing for on demand software solutions.
The global vacation rental market is large and generally segmented by the type of property and seasonality. Over the last ten years, the global vacation rental market doubled in size and is expected to double again within the next three to five years. Based on our industry research, we estimate the total global vacation rental market to be approximately $45.0 billion annually. Professional vacation managers, representing roughly 2.0 million units, are responsible for approximately half of the total vacation rental transactions in the market and the other half of the total transactions relate to properties that are individually managed by the property owners. We estimate that the total addressable market for our vacation rental solutions is approximately $1.6 billion per year. This estimate assumes that each of the 2.0 million units managed has the potential to generate annual revenue per unit of $800. We estimate the potential revenue assumptions based on our review of market industry research and realistic solution penetration rates, as well as related trends affecting the vacation rental market, including the analysis of vacancy rates and the average number of nights booked.
Rental property management spans both the renter life cycle and the operations of a property.
The renter life cycle can be separated into four key stages: prospect, applicant, residency or stay, and post-residency or post-stay. Each stage has unique requirements, and a property owner’s or manager’s ability to effectively address these requirements can significantly impact revenue and profitability.
In addition to managing the renter life cycle, property owners and managers must also manage the operations of their properties. Critical components of property operations include materials and service provider procurement, insurance and risk mitigation, utility and energy management, yield management, information technology and telecommunications management, accounting, expense tracking and management, document management, security, staff hiring and training, staff performance measurement and management and marketing.
Managing the renter life cycle and the operations of a property involves several different constituents, including property owners and managers, prospects, renters and service providers. Property owners can include single-property owners, multi-property owners, national residential apartment syndicates that may own thousands of units through a variety of investment funds and real estate investment trusts, or REITs. Property managers often are responsible for a large number of properties that can range from single family units to large apartment communities. Property owners and managers also need to manage a variety of service providers, including utilities, insurance providers, video, voice and data providers and maintenance and capital goods suppliers. Managing these diverse relationships, combined with renter turnover, property turnover as well as regulatory and compliance requirements, can make the operations of even a small portfolio of rental properties complex. Challenges are compounded for owners and managers responsible for a large portfolio of geographically dispersed properties, which require overseeing potentially hundreds of thousands of individual rental processes.
Legacy information technology solutions designed to manage the rental housing management process is inadequate.
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
Beginning in the mid 1990’s, the rental housing market began to consolidate and large, nationally focused and publicly financed companies emerged, which aggregated significant numbers of units. The rise of national real estate portfolio managers, many of them accountable to public shareholders, created a need for more sophisticated and scalable property management systems that included a centralized database and were designed to optimize and automate multiple business processes within the renter life cycle and property operations. Despite increasing market demands, the available solutions continued to be insufficient to fully address the complex requirements of rental housing property owners and managers, which moved beyond basic accounting and record keeping functions to also include value-added services such as Internet marketing, applicant screening, billing solutions and analytics for pricing and yield optimization.
To address their complex and evolving requirements, many rental housing property owners and vacation property managers have historically implemented myriad single point solutions, general purpose applications such as Microsoft Excel and/or internally developed solutions to manage their properties. These solutions can be expensive to implement and maintain and often lack integrated functionality to help owners and managers increase rental revenue or reduce costs. In addition, many rental housing and vacation rental property owners and managers still rely on paper or spreadsheet-based approaches, which are typically time intensive and prone to human error or internal mismanagement.
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
On demand software solutions are well suited to meet the rental housing and vacation rental markets' needs.
The ubiquitous nature of the Internet, widespread broadband adoption and improved network reliability and security has enabled the deployment and delivery of business-critical applications online. The on demand delivery model is substantially more economical than traditional on premise software solutions that generally have higher deployment and support costs and require the customer to purchase and maintain the associated servers, storage, networks, security and disaster recovery solutions.
The RealPage Solution
We provide a platform of on demand software solutions that integrates and streamlines rental property management business functions. Our solutions enable owners and managers of single family and a wide variety of multifamily rental property types, including conventional, affordable tax credit, privatized military, student and senior housing, as well as vacation rental properties, to manage their marketing, pricing, screening, leasing, accounting, purchasing and other property operations. These functions have traditionally been addressed by individual, disparate applications. Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from complementary solutions and services, improved collections and more integrated and centralized business processes. Our solutions contribute to a more efficient property management process and an improved experience for all of the constituents involved in the rental housing and vacation rental ecosystem, including owners, managers, prospects, renters and service providers.
Benefits to Our Customers
We believe the benefits of our solutions for our customers include the following:
Increased revenues. Our solutions enable our customers to increase their revenues by improving their sales and marketing effectiveness, optimizing their pricing and occupancy and improving collection of rental payments, utility expenses, late fees and other charges. Additionally, our solutions enable our customers to realize new sources of revenue from complementary solutions and services.
Reduced operating costs. Our solutions help our customers reduce costs by streamlining and automating many ongoing property management functions, centralizing and controlling purchasing by on-site personnel and transferring costs from the site to more efficient centrally managed operations. Our on demand delivery model also reduces owners’ and managers’ operating costs by eliminating their need to own and support the applications or associated hardware infrastructure. In addition, our integrated solutions consolidate the initial implementation and training costs and ongoing support associated with multiple applications. This is particularly important for property owners and managers who want to reduce enterprise-class IT infrastructure, support and staff training.
Improved quality of service for renters and prospects. Our solutions improve the level of service that property owners and managers provide to renters and prospects by enabling certain types of transactions to be completed online, expediting the processing of rental applications, maintenance service requests and payments and increasing the frequency and quality of communication with their renters and prospects. This provides higher renter satisfaction and increased differentiation from competing properties that do not use our solutions.
Streamlined and simplified property management business processes. Our on demand platform provides integrated solutions for managing a wide variety of property management processes that have traditionally been managed by separate manual or disaggregated applications. Our solutions utilize common authentication that enables data sharing and workflow automation of certain business processes, thereby eliminating redundant data entry and simplifying many recurring tasks. The efficiency of our solutions allows onsite and corporate personnel to utilize their time more effectively and to focus on the strategic priorities of the business. We also make extensive use of online training courseware and our solutions are designed to be usable by new employees almost immediately after their hiring, addressing an acute need of the multifamily industry in which employee turnover is high.
Ability to integrate third-party products and services. Our open architecture and application framework facilitate the integration of third-party applications and services into our solutions. This enables property managers to conduct these business functions through the same system that they already use for many of their other tasks and to leverage the same repository of prospect, renter and property data that supports our solutions.
Increased visibility into property performance. Our integrated platform and common data repository enable owners and managers to gain a comprehensive view of the operational and financial performance of each of their properties. Our solutions provide a library of standard reports, dashboards, scorecards and alerts, and we also provide interfaces to several widely used report writers and business intelligence tools. We service approximately 10.0 million units of rental housing data, subsets of which can be utilized to factor rental payment history into applicant screening processes and to create more accurate supply/demand models and statistically based price elasticity models to improve price optimization.
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
Integrated on demand software platform based on a common data repository. Our solutions are delivered through an integrated on demand software platform that provides a single point of access via the Internet with a common repository of prospect, renter and property data, which permits our solutions to access requested data through offline data transfer or in real-time.
Large and growing ecosystem of property owners, managers, prospects, renters and service providers. Through December 31, 2014, we have established a customer base of over 10,700 customers who use one or more of our on demand software solutions to help manage the operations of approximately 9.6 million rental housing and vacation rental units. Our customers include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2014 by the National Multifamily Housing Council, based on number of units managed. Our solutions automate and streamline many of the recurring transactions and interactions among this large and expanding ecosystem of property owners and managers, prospects, renters and service providers, including prospect inquiries, applications, monthly rent payments and service requests. As the number of constituents of our ecosystem increases, the volume of data in our common data repository and its value to the constituents of our ecosystem grows.
Comprehensive platform of on demand software solutions for property management. Our on demand property management solutions and integrated software-enabled value-added services provide a broad range of on demand capabilities for managing the renter life cycle and core operational processes for property management. Our software-enabled value-added services provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management, reporting, payment processing, document management, training and spend management capabilities that collectively enable our customers to manage all stages of the prospect, renter life cycles. These comprehensive solutions enable us to address the needs of a wide range of property owners and managers across a vast range of rental housing property types and vacation properties.
Deep rental housing industry expertise. We have been serving the rental housing industry exclusively for over 16 years and our senior management team members have extensive experience in the rental housing industry. We design our solutions based on our extensive rental housing industry expertise, insight into industry trends and developments and property management best practices that help our customers simplify the challenges of owning and managing rental properties.
Open cloud computing architecture. Our cloud computing architecture enables our solutions to interface with our customers’ existing systems and allows our customers to outsource the management of third-party business applications. This open architecture enables our customers to buy our solutions incrementally while continuing to use existing third-party solutions, allowing us to shorten sales cycles and increase adoption of our solutions within our target markets.
Our Strategy
We intend to leverage the breadth of our solutions and industry presence to solidify our position as a leading provider of on demand software and software-enabled solutions to the rental housing and vacation rental industries. The key elements of our strategy to accomplish this objective are as follows:
Acquire new customers. We intend to actively pursue new customer relationships with property owners and managers that do not currently use our solutions. In addition to marketing our property management solutions, we will also seek to sell our software-enabled value-added services to customers of other third-party property management systems by utilizing our open architecture to facilitate integration of our solutions with those systems.
Increase the adoption of additional solutions within our existing customer base. Many of our customers rely on our property management solutions to manage their daily operations and track all of their critical prospect, renter and property information. Additionally, some of our customers utilize our software-enabled value-added services to complement third-party Enterprise Resource Planning, or ERP, systems. We have continually introduced new software-enabled value-added services to complement our property management solutions and marketed our on demand property management solutions to our customers who are utilizing third-party ERP systems. We believe that the penetration of our on demand software solutions to date has been modest and significant potential exists for additional on demand revenue from sales of these solutions to our customer base. We have significant opportunities to further leverage the critical role that our solutions play in our customers’ operations by increasing the adoption of our on demand property management solutions and software-enabled value-added services within our existing customer base, and we intend to actively focus on up-selling and cross-selling our solutions to our customers.
Add new solutions to our rental housing industry platform. We believe that we offer the most comprehensive platform of on demand software solutions for the rental housing industry. The breadth of our platform enables our customers to control many aspects of the residential rental property management process. We are able to add new capabilities that further enhance our platform, and we intend to continue developing and introducing new solutions to sell to both new and existing customers. These solutions may include localized solutions to support our customers as they grow their international operations. We also intend to develop new relationships with third-party application providers that can use our open architecture to offer additional product and service capabilities to their customers through the use of our platform.
Pursue acquisitions of complementary businesses, products and technologies. Since July 2002, we have completed 30 acquisitions that have enabled us to expand our platform, enter into new rental property markets and expand our customer base. We intend to continue to selectively evaluate opportunities to acquire businesses and technologies that may help us accomplish these and other strategic objectives.
Solutions and Services
Our platform consists of four primary categories of solutions: Property Management, Leasing and Marketing, Resident Services, and Asset Optimization. These solutions provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities that collectively enable our customers to manage the stages of the renter life cycle. Each of our solutions categories includes multiple product centers that provide distinct capabilities and can be licensed separately or as a bundled package. Each product center is integrated with a central repository of prospect, renter and property data. In addition, our open architecture allows third-party applications to access our solutions using our RealPage Exchange platform.
Our platform is designed to serve as a single system of record for all of the constituents of the rental housing ecosystem, including owners, managers, prospects, renters and service providers, and to support the entire renter life cycle, from prospect to applicant to residency or guest to post-residency or post-stay. Common authentication, work flow and user experience across solution categories enables each of these constituents to access different applications as appropriate for their role.
We offer different versions of our platform for different types of properties. For example, our platform supports the specific and distinct requirements of:

•	conventional single family properties (four units or less);

•	conventional multifamily properties (five or more units);

•	affordable Housing and Urban Development, or HUD, properties;

•	affordable tax credit properties;

•	rural housing properties;

•	privatized military housing;

•	commercial;

•	student housing;

•	senior living; and

•	vacation rentals.

Property Management
Our property management solutions are typically referred to as ERP systems. These solutions manage core property management business processes, including leasing, accounting, budgeting, purchasing, facilities management, document management, and support and advisory services, and include a central database of prospect, applicant, renter and property information that is accessible in real time by our other solutions. Our property management solutions also interface with most popular general ledger accounting systems through our RealPage Exchange platform. This makes it possible for customers to deploy our solutions using our accounting system or a third-party accounting system. The property management solution category consists of five primary solutions: OneSite, Propertyware, Kigo, Spend Management Solutions and The RealPage Cloud.
OneSite
OneSite is our flagship on demand property management solution for multifamily properties. OneSite is also tailored to the specific needs of different property types (conventional multifamily, affordable properties, rural housing, privatized military housing, senior, student housing and commercial). OneSite offers functionality that generates lease documents, posts financial transactions to the renter ledger, records back-office accounting entries, manages service requests, measures acuity of senior residents, enables senior community management, manages procurement activities, enables property-specific budgeting and measures actual property performance to budget.
Propertyware
Propertyware is our on demand property management system for single family properties and small, centrally managed multifamily properties. Propertyware functionality includes accounting, maintenance and work order management, marketing spend management and portal services. In addition, we offer our screening, renter’s insurance and payment solutions through our Propertyware brand to single family and small centrally managed multifamily properties.
Kigo
Kigo is our on demand vacation rental property management system. Kigo offers solutions for vacation rental property management that include vacation rental calendars, scheduling, reservations, accounting, channel management, website design, payment processing and other tasks to aid the management of leads, revenue, resources and lodging calendars.
Spend Management Solutions
Our spend management solutions enable property owners and managers to better control costs. Spend management functionality includes purchase order automation, automated approval workflows including mobile approvals, eProcurement solutions and services leveraging our volume to negotiate vendor discounts, budget/spend limit controls, centralized expense reporting, invoice management, bid management for capital projects and automated vendor compliance tools.
The RealPage Cloud
The RealPage Cloud leverages our robust application infrastructure to allow property owners and managers to outsource portions of their IT operations. The platform offers functionality to property owners and managers that reduces IT complexity, lowers the total cost of ownership for technology, improves security, improves performance and increases scalability.

Leasing and Marketing
Leasing and marketing solutions are aimed at optimizing marketing spend and the leasing process. These solutions manage core leasing and marketing processes, including, websites, paid lead generation, organic lead generation, lead management, automated lead closure, lead analytics, real-time unit availability, automated online apartment leasing and applicant screening. The leasing and marketing solutions category consists of seven primary solutions: Online Leasing, Contact Center, LeaseStar Platform, LeaseStar Marketing Management, MyNewPlace, Senior Marketing Management and Resident Screening.
Online Leasing
Online leasing is our on demand leasing platform. Among other functions, the platform enables property owners and managers to utilize transaction widgets to allow renters to confirm unit availability, generate a price quote, apply for residency and fully execute a lease, all online.
Contact Center
Contact center is our on demand lead closure platform. Contact center functionality includes call/email/chat routing technology, call tracking, lead management and remote agent staffing on a permanent or overflow basis to follow up on prospective renter leads. In addition, during 2014, we entered into a partnership with the Zillow Rental Network, which includes Zillow.com, Yahoo! and HotPads, among others. As part of the partnership, Zillow will offer to all multifamily marketers that use their services the RealPage Live Agent Service, which leverages contact center functionality.
LeaseStar Platform
LeaseStar platform is an on demand organic lead generation platform. LeaseStar platform functionality includes syndication tools to ensure consistency across multiple marketing channels, classified directory campaign services, renter social referrals, reputation management, surveys, real-time reporting and enhanced lead management.
LeaseStar Marketing Management
LeaseStar marketing management is an on demand organic lead generation platform. LeaseStar marketing management functionality includes property web site design, search engine optimized content (high resolution photography, video tours, animated tours, 3D floor plans and interactive site maps), mobile applications, integration with online leasing and enhanced search engine optimization, or SEO services, to drive traffic and lead quality.
MyNewPlace
MyNewPlace is a paid lead generation platform and Internet Listing Service that helps renters find rental housing options utilizing functionality including enhanced photography, 3D floor plans, SEO enhanced descriptions and neighborhood information. As part of our partnership with the Zillow Rental Network, multifamily rental professionals who market their listings on Zillow will have the option to have their listing appear on MyNewPlace.
Senior Marketing Management
Senior marketing management is our on demand senior marketing platform. The platform utilizes functionality including paid lead generation, organic lead generation, lead management, contact center services and a placement network of care advisers powered by SeniorLiving.Net, OurParents.com, MyNewPlace.com and affiliated websites.
Renter Screening
Renter screening is part of our risk mitigation platform to reduce rental payment delinquency. Renter screening utilizes a large, proprietary database of on demand renter rental payment history to evaluate an applicant’s credit profile. Additional functionality includes criminal background checks and eviction history from accessing databases in real-time that are aggregated by third-party data providers. In addition, certain functionality enables owners and managers to optimize credit thresholds based on occupancy levels to adjust deposit and rent amounts based on the default risk of the renter in a yield neutral manner.
Resident Services
Resident services solutions provide a platform to optimize the management of current renters. These solutions manage core renter management business processes including, utility billing, renter payment processing, renter service requests, renter lease renewals, renter’s insurance, and consulting and advisory services. The resident services solutions category consists of five primary solutions: Utility Management, Payments, Resident Portal, Contact Center Maintenance and Renter’s Insurance.
Utility Management

Utility management is our on demand billing and utility management platform provided through our subsidiary Velocity Utility Solutions LLC. The platform offers functionality that includes automated convergent billing, utility invoice processing, utility cost management, automated energy recovery and infrastructure services (managing community energy, media, data and telecom).
Payments
Payments is our on demand payment processing platform. Payments includes functionality to enable electronic collection of rent and other payments. Provided through our RealPage Payments subsidiaries, the platform provides for processing of multiple payment types including check, money order, automated clearing house (ACH), debit cards and credit cards.
Resident Portal
Resident portal is our on demand platform for renter and community management. Resident portal functionality includes online community facilitation (between multifamily property managers, local vendors and other renters), services request status and renter lease renewals.
Contact Center Maintenance
Contact center maintenance is our on demand platform for service request management utilizing the contact center. Functionality from the platform includes service call/email/chat routing technology, service request tracking and remote agent staffing on a permanent or overflow basis to optimize the service request process.
Renter’s Insurance
Renter’s insurance is part of our risk mitigation platform to reduce liability and property damage risk. The platform offers liability and content protection renter’s insurance provided through our subsidiary Multifamily Internet Ventures, LLC. Liability policies protect property owners and managers against financial loss due to renter-caused damage, while content protection provides additional coverage for a renter’s personal belongings in the event of loss.
Asset Optimization
Asset optimization solutions are aimed at optimizing property financial and operational performance. These solutions manage core asset management and business intelligence processes, including real-time yield management, revenue growth forecasting, key variable sensitivity forecasting and operating metric benchmarking. The asset optimization solutions category consists of two primary solutions: Yield Management and Business Intelligence.
Yield Management
YieldStar is our on demand yield management platform. The platform includes real-time statistical models leveraging a repository of data to calculate optimal rent for each rental unit, pricing management advisory services and the MPF market research database.
Business Intelligence
Business intelligence is our on demand business intelligence platform designed to enable property owners and managers to outperform their peers. Business intelligence functionality includes easy-to-use customized internal reporting, at any aggregation and time horizon that can leverage operational, financial and marketing data simultaneously. In addition, the platform includes robust peer benchmarking leveraging a large repository of data, economic tools for revenue forecasting and key operating variable forecasting.
Other Solutions
Our other solutions consist of advisory services, consulting and training.
On Demand Delivery Infrastructure
Our IT infrastructure operates over four redundant 10 GBPS dedicated fiber links connecting data centers containing hundreds of servers and multiple storage area networks. This architecture makes it possible to expand the data center incrementally with little or no disruption as more users or additional applications are added. With more than 7,040 virtual servers, 466 physical servers and approximately 4.4 petabytes of data, we leverage this infrastructure and large repository of renter data to power our platform of solutions.
Our infrastructure is based on an open architecture that enables third-party applications to access OneSite and other hosted applications through our RealPage Exchange platform that provides access to more than 100 different public and private web services and XML gateways that are used to import and export data through third-party application program interfaces, or

APIs, and process hundreds of thousands of transactions per day. RealPage Exchange also interfaces with third-party property management systems as well as our platform solutions.
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
As of December 31, 2014, we employed approximately 110 professionals who are responsible for maintaining data security, integrity, availability, performance and business continuity in our cloud computing facilities. We annually obtain a SSAE 16 SOC 1 audit on a specified set of internal controls. Certain customers conduct separate business continuity audits of their own.
In addition to our production data centers, we manage a separate development and quality assurance testing facility used to control the pre-production testing required before each new release of our on demand software. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution.
Professional Services
We have developed repeatable, cost-effective consulting and implementation services to assist our customers in taking advantage of the capabilities enabled by our platform. Our consulting and implementation methodology leverages the nature of our on demand software architecture, the industry-specific expertise of our professional services employees and the design of our platform to simplify and expedite the implementation process. Our consulting and implementation services include project and application management procedures, business process evaluation, business model development and data conversion. Our consulting teams work closely with customers to facilitate the smooth transition and operation of our solutions.
We also offer a variety of training programs for training administrators and onsite property managers on the use of our solutions and on current issues in the property management industry. Training options include regularly hosted classroom and online instruction (through our online learning courseware) as well as online seminars, or webinars. We also enable our customers to integrate their own training content with our content to deliver an integrated and customized training program for their on-site property managers.
Product Support
We offer product support services that provide our customers with assistance from our product support professionals by phone or email in resolving issues with our solutions. We offer three product support options: Standard, Platinum, and Advanced User Line. The Standard option includes product support during business hours. The Platinum option includes the features of the Standard option plus emergency product support on Saturdays and a designated senior product support liaison. The Advanced User Line is available for direct access to a senior product subject matter expert for advanced user support. We also sponsor the RealPage User Group to facilitate communications between us and our community of users. The RealPage User Group is governed by a steering committee of our customers, which consists of two elected positions and subcommittee chairs, each representing a RealPage product center or group of product centers.
Product Development
We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product testing and quality assurance testing, improving core technology and strengthening our technological expertise in the rental housing industry. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution. As of December 31, 2014, our product development group consisted of 378 employees in the United States and 404 employees located in India, Canada, Spain and the Philippines. Product development expense totaled $64.4 million, $50.6 million and $48.2 million for 2014, 2013 and 2012, respectively.
Sales and Marketing
We sell our rental housing software and services through our direct sales organization. As of December 31, 2014, we employed approximately 300 sales representatives. We organize our sales force by geographic region, size of our prospective customers and property type. This focus provides a higher level of service and understanding of our customers’ unique needs. Our typical sales cycle with a prospective customer begins with the generation of a sales lead through Internet marketing, telemarketing efforts, trade shows or other means of referral. The sales lead is followed by an assessment of the prospective customer’s requirements, sales presentations and product demonstrations. Our sales cycle can vary substantially from customer to customer, but typically requires three to six months for larger customers and one to six weeks for smaller customers.
We sell our vacation rental software and services utilizing a high velocity sales model to drive recurring revenues. The concept of high velocity is centered on the specialization of sales roles. In our model, we have three specialized roles: lead generators, appointment setters and account executives. The traditional sales model requires that sales representatives be proficient in each of these core competencies. By dividing the sales process into three distinct roles and specifically targeting resources toward each role, we optimize the movement of prospective customers into and through the sales funnel. This strategy is designed to drive teamwork and collaboration. Most importantly, it allows new hires to contribute quickly.
Our vacation sales team is an inside selling organization with offices in Dallas, Texas and Barcelona, Spain. Our Dallas team serves North America, Canada and portions of South America. Our Barcelona team serves Europe, Central America and the Asia Pacific, including Australia. Our vacation rental solution sales cycle can vary from customer to customer, but typically requires two to three months for larger customers and one to four weeks for smaller customers.
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

•
online marketing activities, including online advertising and search engine optimization, email campaigns, web campaigns, white papers, free product trials and demos, webinars, case studies and the use of social media, including blogging, Facebook, LinkedIn and Twitter;

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
Customers
We are committed to developing long-term customer relationships and working closely with our customers to configure our solutions to meet the evolving needs of the rental housing and vacation rental industries. Our customers include REITs, leading property management companies, fee managers, regionally based owner operators, vacation property owners and service providers. As of December 31, 2014, we had over 10,700 customers who used one or more of our on demand software solutions to help manage the operations of approximately 9.6 million rental housing and vacation rental units. Our customers include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2014 by the National Multifamily Housing Council, based on number of units managed. For the years ended December 31, 2014,

2013 and 2012, no one customer accounted for more than 10% of our revenue. Revenues for our largest customer were 4.9%, 3.4% and 2.2% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Competition
We face competition primarily from point solution providers including traditional software vendors and other on demand software providers. To a lesser extent, we also compete with internally developed and maintained solutions. Our competitors vary depending on our solution. Our current principal competitors include:

•
in the ERP market, Yardi Systems, Inc. ("Yardi"), MRI Software LLC, Property Solutions International, Inc. (“Property Solutions”), AMSI Property Management (owned by Infor Global Solutions, Inc.), Intacct Corp, NetSuite Inc., Intuit Inc., Oracle Corporation, PeopleSoft and JD Edwards (each owned by Oracle Corporation), SAP AG, Microsoft Corporation, AppFolio Inc. and various smaller providers of accounting software;

•
in the property management software market, Yardi and its Voyager products, AMSI Property Management (owned by Infor Global Solutions, Inc.), Boston Post (acquired by MRI Software LLC), Jenark (owned by CoreLogic), Entrata (a division of Property Solutions), ResMan and MRI Software LLC;

•
in the single family market, Yardi, AppFolio Inc., Intuit Inc., DIY Real Estate Solutions (acquired by Yardi), Buildium, LLC, Rent Manager (owned by London Computer Systems, Inc.) and Property Boss Solutions, LLC;

•
in the market for vertically-integrated cloud computing for multifamily real estate owners and property managers, our only substantial competition is from Yardi. We also compete with cloud computing service providers such as Amazon.com Inc., Rackspace Hosting Inc., International Business Machines Corp. and many others;

•
in the applicant screening market, LexisNexis (a subsidiary of Reed Elsevier Group plc), Property Solutions, CoreLogic, Inc. (formerly First Advantage Corporation, an affiliate of The First American Corporation), TransUnion Rental Screening Solutions, Inc. (a subsidiary of TransUnion LLC), Resident Check Inc., Yardi, On-Site.com and many other smaller regional and local screening companies

•
in the insurance market, our principal competitors are Assurant, Inc., Bader Company, CoreLogic, Inc., Property Solutions, Yardi and a number of national insurance underwriters (including GEICO Corporation, The Allstate Corporation, State Farm Fire and Casualty Company, Farmers Insurance Exchange, Nationwide Mutual Insurance Company and United Services Automobile Association) that market renter's insurance;

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

•
in the Internet listing service market, we compete with ForRent (Dominium Enterprises), Apartment Guide (RentPath, Inc.), Rent.com (Primedia, Inc.), Apartments.com (CoStar Realty Information, Inc.), Apartment Finder (Network Communications, Inc.), Move, Inc., Property Solutions, Trulia, Inc., Rent Café (Yardi), Zillow and many other companies in regional areas;

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

•	in the revenue management market, we compete with Property Solutions, The Rainmaker Group, Inc. and Yardi;

•	in the market for multifamily housing market research, we compete with Reis, Inc., Axiometrics, Inc., Pierce-Eislen, Inc. (owned by Yardi), CoStar Group, Inc. and Portfolio Research, Inc.;

•	in the spend management market, we compete with Yardi, AvidXchange, Inc., Nexus Systems, Inc., Ariba, Inc., Oracle Corporation, Buyers Access LLC, PAS Purchasing Solutions and ESS Technologies LLC;

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

•	in the vacation rental market, we compete with LiveRez, Inc., HomeAway Software, Inc., and many other smaller local and regional companies.
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
Intellectual Property
We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have no issued patents or pending patent applications. In the future, we may file patent applications, but patents may not be issued with respect to these patent applications, or if patents are issued, they may not provide us with any competitive advantages, may not be issued in a manner that gives us the protection that we seek and may be successfully challenged by third-parties.
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
Employees
As of December 31, 2014, we had 3,875 employees. We consider our current relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement.
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
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results may be due to a number of factors, including the risks and uncertainties discussed elsewhere in this filing. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the extent to which on demand software solutions maintain current and achieve broader market acceptance;

•	fluctuations in leasing activity by our customers;

•	increase in the number or severity of insurance claims on policies sold by us;

•	our ability to timely introduce enhancements to our existing solutions and new solutions;

•
our ability to renew the use of our on demand products and services by units managed by our existing customers and to increase the use of our on demand products and services for the management of units by our existing and new customers;

•	changes in our pricing policies or those of our competitors or new competitors;

•	changes in local economic, political and regulatory environments of our international operations;

•	the variable nature of our sales and implementation cycles;

•	general economic, industry and market conditions in the rental housing industry that impact our current and potential customers;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions, data or document losses or security breaches;

•	Internet usage trends among consumers and the methodologies Internet search engines utilize to direct those consumers to websites such as our LeaseStar product family;

•	our ability to hire and retain qualified key personnel, including the rate of expansion of our sales force and IT department;

•	our ability to anticipate and adapt to external forces and emergence of new technologies and products;

•	our ability to enter into new markets;

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
We have not been consistently profitable on a quarterly or annual basis and may not be able to continue our revenue growth or increase our profitability in the future. We expect to make significant future expenditures related to the development and expansion of our business. As a result of increased general and administrative expenses due to the additional operational and reporting costs associated with being a public company, we need to generate and sustain increased revenue to achieve future profitability expectations. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this filing. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.
If we are unable to manage the growth of our diverse and complex operations, our financial performance may suffer.
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from 922 as of December 31, 2008 to 3,875 as of December 31, 2014. We increased our number of on demand customers from 2,669 as of December 31, 2008 to approximately 10,700 as of December 31, 2014. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
On demand revenue that is derived from products that help owners and managers lease and market apartments, such as certain products in LeaseStar and LeasingDesk, may decrease as occupancy rates rise. We have also experienced, and expect to continue to experience, some number of consolidations of our customers with other parties. If one of our customers consolidates with a party who is not a customer, our customer may decide not to continue to use our solutions for its on demand units. In addition, if one of our customers is consolidated with another customer, the acquiring customer may have negotiated lower prices for our solutions or may use fewer of our solutions than the acquired customer. In each case, the consolidated entity may attempt to negotiate lower prices for using our solutions as a result of the entity’s increased size. These consolidations may cause us to lose on demand units or require us to reduce prices as a result of enhanced customer leverage, which could cause our financial performance and operating results to be adversely affected.
Historically, our on demand units managed by our customers have renewed at a rate of 95.3% based on an average of the last two years ending December 31, 2014.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of Seniors for Living, Inc. in February 2013; RentSentinel and RentSocial in March 2013; Windsor Compliance Services, Inc., MyBuilding Inc., and Active Building, LLC in October 2013; Bookt, LLC in January 2014; Virtual Maintenance Manager in March 2014; Notivus Multi-Family LLC in May 2014; and Kigo, Inc. in June 2014. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

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

•
our responsibility for the liabilities of the businesses we acquire, including, without limitation, liabilities arising out of their failure to maintain effective data security, data integrity, disaster recovery and privacy controls prior to the acquisition, or their infringement or alleged infringement of third-party intellectual property, contract or data access rights prior to the acquisition;

•	difficulties in complying with new markets or regulatory standards to which we were not previously subject;

•	delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire; and

•	adverse effects of acquisition activity on the key performance indicators we use to monitor our performance as a business.
Our current acquisition strategy includes the acquisition of companies that offer property management systems or other systems that may not inter-operate with our software-enabled value-added services. In order to integrate and fully realize the benefits of such acquisitions, we expect to build application interfaces that enable such customers to use a wide range of our solutions while they continue to use their legacy management systems. In addition, over time we expect to migrate each acquired company’s customers to our on demand property management solutions to retain them as customers and to be in a position to offer them our solutions on a cost-effective basis. These efforts may be unsuccessful or entail costs that result in losses or reduced profitability.
Unanticipated events and circumstances occurring in future periods may affect the realizability of our intangible assets recognized through acquisitions. The events and circumstances that we consider include significant under-performance relative to projected future operating results and significant changes in our overall business or product strategies. These events and circumstances may cause us to revise our estimates and assumptions used in analyzing the value of our other intangible assets with indefinite lives, and any such revision could result in a non-cash impairment charge that could have a material impact on our financial results.
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
The ability of our customers to access our service is critical to our business. We host our products and services, support our operations and service our customers primarily from our data centers in the Dallas, Texas area.
We may fail to provide such service as a result of numerous factors, many of which are beyond our control, including, without limitation: mechanical failure, power outage, human error, physical or electronic security breaches, war, terrorism and related conflicts or similar events worldwide, fire, earthquake, hurricane, flood and other natural disasters, sabotage and vandalism. We attempt to mitigate these risks at our Texas-based data centers or other facilities through various business continuity efforts, including: redundant infrastructure, 24 x 7 x 365 system activity monitoring, backup and recovery procedures, use of a secure off-site storage facility for backup media, separate test systems and rotation of management and system security measures, but our precautions may not protect against all potential problems. Disaster recovery procedures are in place to facilitate the recovery of our operations, products and services within the stated service level goals. Our secondary data center is equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support the solutions we provide in the event of the interruption of services at our primary data center. Even with this secondary data center, however, our operations would be interrupted during the transition process should our primary data center experience a failure. Moreover, both our primary and secondary data centers are located in the greater metropolitan Dallas area. As a result, any regional disaster could affect both data centers and result in a material disruption of our services. Furthermore, these business continuity efforts do not support our data centers outside of Texas or any centers operated by third-party providers.
Problems at one or more of our data centers, whether or not within our control, could result in service disruptions or delays or loss or corruption of data or documents. This could damage our reputation, cause us to issue credits to customers, subject us to potential liability or costs related to defending against claims, cause customers to terminate or elect not to renew their agreements, any of which could negatively impact our revenues and harm our operating results.
Interruptions or delays in service from our third-party data center providers could impair our ability to deliver certain of our products to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.
Some of our products and services derived from recent acquisitions are hosted and supported from data centers in other geographic locations within the continental United States and Europe, many of which are operated by third-party providers. Unless and until these acquired products and services are migrated to our Texas-based data centers, we will not have sole control over the operations of all data center facilities used in our business. Our operations depend, in part, on our third-party data center providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that any of our third-party hosting or facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in the availability of our on-demand software as well as delays and additional expenses in arranging new facilities and services.
Despite precautions taken at our controlled and third-party data centers, the occurrence of spikes in usage volume, a natural disaster, an act of terrorism, adverse changes in United States or foreign laws and regulations, vandalism or sabotage, a decision to close a third-party facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our on-demand software. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.

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
Our competitors vary depending on our product and service. In the market for accounting software we compete with Yardi Systems, Inc. ("Yardi"), MRI Software LLC, Property Solutions International, Inc. (“Property Solutions”), AMSI Property Management (owned by Infor Global Solutions, Inc.), Intacct Corp, NetSuite Inc., Intuit Inc., Oracle Corporation, PeopleSoft and JD Edwards (each owned by Oracle Corporation), SAP AG, Microsoft Corporation, AppFolio Inc. and various smaller providers of accounting software. High costs are typically associated with switching an organization’s accounting software. In the market for property management software, we face competitive pressure from Yardi and its Voyager products, AMSI Property Management (owned by Infor Global Solutions, Inc.), Boston Post (acquired by MRI Software LLC), Jenark (owned by CoreLogic), Entrata (a division of Property Solutions), ResMan and MRI Software LLC. In the single family market, our accounting and property management systems primarily compete with Yardi, AppFolio Inc., Intuit Inc., DIY Real Estate Solutions (acquired by Yardi), Buildium, LLC, Rent Manager (owned by London Computer Systems, Inc.), and Property Boss Solutions, LLC.
In the market for vertically-integrated cloud computing for multifamily real estate owners and property managers, our only substantial competition is from Yardi. We also compete with cloud computing service providers such as Amazon.com Inc., Rackspace Hosting Inc., International Business Machines Corp. and many others.
We offer a number of software-enabled value-added services that compete with a disparate and large group of competitors. In the applicant screening market, our principal competitors are LexisNexis (a subsidiary of Reed Elsevier Group plc), CoreLogic, Inc. (formerly First Advantage Corporation, an affiliate of The First American Corporation), Property Solutions, TransUnion Rental Screening Solutions, Inc. (a subsidiary of TransUnion LLC), Resident Check, Inc., Yardi, On-Site.com and many other smaller regional and local screening companies.
In the insurance market, our principal competitors are Assurant, Inc., Bader Company, CoreLogic, Inc., Property Solutions, Yardi and a number of national insurance underwriters (including GEICO Corporation, The Allstate Corporation, State Farm Fire and Casualty Company, Farmers Insurance Exchange, Nationwide Mutual Insurance Company and United Services Automobile Association) that market renter's insurance. There are many smaller screening and insurance providers in the risk mitigation area that we encounter less frequently, but they nevertheless present a competitive presence in the market.
In the customer relationship management (“CRM”) market, we compete with providers of contact center and call tracking services, including LeaseHawk LLC, Yardi, Property Solutions International, Inc., and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including LeaseHawk LLC, Lead Tracking Solutions (acquired by Yardi) and Who’s Calling, Inc. In addition, we compete with content syndication providers VaultWare (owned by MRI Software LLC) and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions, G5 Search Marketing, Inc., Spherexx.com and Yardi. Certain Internet listing services also offer websites for their customers, usually as a free value add to their listing service.
In the marketing and web portal services market, we compete with G5 Search Marketing, Inc., Spherexx LLC, ReachLocal, Inc., Property Solutions, On-Site.com, Yodle, Inc., Yardi and many local or regional advertising agencies.

In the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of RentPath, Inc.), Rent.com (owned by RentPath, Inc.), RentPath, Inc., Apartments.com (a division of CoStar Group, Inc.), Apartment Finder (a division of Network Communications, Inc.), Move, Inc., Property Solutions, Rent Café (a division of Yardi), Zillow (and Trulia, Inc.) and many other companies in regional areas.
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
In the market for multifamily housing market research, we compete with Reis, Inc., Axiometrics, Inc., Pierce-Eislen, Inc. (owned by Yardi), CoStar Group, Inc. and Portfolio Research, Inc.
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
In the vacation rental market, we compete with LiveRez, Inc., HomeAway Software, Inc., and many other smaller local and regional companies.
In addition, many of our existing or potential customers have developed or may develop their own solutions that may be competitive with our solutions. We also may face competition for potential acquisition targets from our competitors who are seeking to expand their offerings.
With respect to all of our competitors, we compete based on a number of factors, including: total cost of ownership, level of integration with property management systems, ease of implementation, product functionality and scope, performance, security, scalability and reliability of service, brand and reputation, sales and marketing capabilities and financial resources. Some of our existing competitors and new market entrants may enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, larger installed customer bases and larger sales and marketing budgets, as well as greater financial, technical and other resources. In addition, any number of our existing competitors or new market entrants could combine or consolidate to become a more formidable competitor with greater resources. As a result of such competitive advantages, our existing and future competitors may be able to:

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
We operate in a business environment in which social media integration is playing a significantly increasing role. Social media is a new and rapidly changing industry wherein the rules and regulations related to use and disclosure of personal information is unclear and evolving.
The operation and marketing of multi-tenant real estate developments is likely to become more dependent upon the use of and integration with social media platforms as communities attempt to reach their current and target customers through social applications such as Facebook, Twitter, Instagram, LinkedIn, Pinterest, Tumblr, Google+ and other current and emerging social applications. The use of these applications necessarily involves the disclosure of personal information by individuals participating in social media, and the corresponding utilization of such personal information by our products and services via integration programs and data exchanges. The regulatory framework for social media privacy and security issues is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies on social media platforms have recently come under increased public scrutiny as various government agencies and consumer groups have called for new regulation and changes in industry practices. We are also subject to each social media platform’s terms and conditions for use, application development and integration, which may be modified, restricted or otherwise changed, affecting and possibly curtailing our ability to offer products and services.
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
In our LeaseStar product family, we compete to attract advertisers with media sites, including websites dedicated to providing real estate listings and other rental housing related services to real estate professionals and consumers, major Internet portals, general search engines and social media sites as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. Large companies with significant brand recognition have large numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising products and services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, financial condition or results of operations would be harmed.
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
Many of our existing and potential customers are price sensitive, and recent adverse global economic conditions, as well as decreased leasing velocity, have contributed to increased price sensitivity in the multifamily housing market and the other markets that we serve. As market dynamics change, or as new and existing competitors introduce more competitive pricing or pricing models, we may be unable to renew our agreements with existing customers or customers of the businesses we acquire or attract new customers at the same price or based on the same pricing model as previously used. As a result, it is possible that we may be required to change our pricing model, offer price incentives or reduce our prices, which could harm our revenue, profitability and operating results.
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
Failure to effectively manage the development, sale and support of our solutions and data processing efforts outside the United States could harm our business.
Our success depends, in part, on our ability to process high volumes of customer data and enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain offices in Hyderabad, India and Manila, Philippines where we employ development and data processing personnel. We believe that performing these activities in Hyderabad and Manila increases the efficiency and decreases the costs of our development and data processing efforts. We also maintain an office in Barcelona, Spain where certain of our vacation rental product development, sales and support operations are based. We believe our access to a multilingual European employee base enhances our ability to serve vacation rental property managers in non-English speaking countries. However, managing and staffing international operations requires management’s attention and financial resources. The level of cost savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Additionally, if we experience difficulties as a result of political, social, economic or environmental instability, change in applicable law, limitations of local infrastructure or problems with our workforce or facilities at our or third parties’ international operations, our business could be harmed due to delays in product release schedules or data processing services.

We rely on third-party technologies and services that may be difficult to replace or that could cause errors, failures or disruptions of our service, any of which could harm our business.
We rely on a number of third-party providers in connection with the delivery of our solutions. Such providers include, but are not limited to, computer hardware and software vendors, database and data providers, and cloud hosting providers. We currently utilize equipment, software and services from Akami, Inc.; Avaya, Inc.; Brocade Communications Systems, Inc.; Cisco Systems, Inc.; Dell Inc.; EMC Corporation; Microsoft Corporation; Oracle Corporation; salesforce.com, Inc.; Amazon Web Services, a division of Amazon.com, Inc., as well as many other smaller providers. Our OneSite Accounting service relies on a software-as-a-service, or SaaS, accounting system developed and maintained by a third-party service provider. We host this application in our data centers and provide supplemental development resources to extend this accounting system to meet the unique requirements of the rental housing industry. Our shared cloud portfolio reporting service utilizes software licensed from IBM. We expect to utilize additional service providers as we expand our platform. Although the third-party technologies and services that we currently require are commercially available, such technologies and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these technologies or services could result in delays in the provisioning of our solutions until alternative technology is either developed by us, or, if available, is identified, obtained and integrated, and such delays could harm our business. It also may be time consuming and costly to enter into new relationships. Additionally, any errors or defects in the third-party technologies we utilize or delays or interruptions in the third-party services we rely on could result in errors, failures or disruptions of our services, which also could harm our business.
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
In connection with our electronic payment processing services, we process renter payments and subsequently submit these renter payments to our customers after varying clearing times established by RealPage. These payments are settled through our sponsoring clearing banks, and in the case of EFT, our Originating Depository Financial Institutions, or ODFIs. Currently, we rely on Bank of America, N.A., Wells Fargo, N.A. and JPMorgan Chase Bank, N.A. as our sponsoring clearing banks. In the future, we expect to enter into similar sponsoring clearing bank relationships with one or more other national banking institutions. The renter payments that we process for our customers at our sponsoring clearing banks are identified in our consolidated balance sheets as restricted cash and the corresponding liability for these renter payments is identified as customer deposits. Our electronic payment processing business and related maintenance of custodial accounts subjects us to a number of risks, including, but not limited to:

•
liability for customer costs related to disputed or fraudulent transactions if those costs exceed the amount of the customer reserves we have during the clearing period or after renter payments have been settled to our customers;

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
If any of these risks related to our electronic payment processing business were to materialize, our business or financial results could be negatively affected. Although we attempt to structure and adapt our payment processing operations to comply with these complex and evolving laws and regulations, our efforts may not guarantee compliance. In the event that we are found to be in violation of these legal requirements, we may be subject to monetary fines, cease and desist orders, mandatory product changes, or other penalties that could have an adverse effect on our results of operations. Additionally, with respect to the processing of EFTs, we are exposed to financial risk. EFTs between a renter and our customer may be returned for various reasons such as insufficient funds or stop payment orders. These returns are charged back to the customer by us. However, if we or our sponsoring clearing banks are unable to collect such amounts from the customer’s account or if the customer refuses or is unable to reimburse us for the chargeback, we bear the risk of loss for the amount of the transfer. While we have not experienced material losses resulting from chargebacks in the past, there can be no assurance that we will not experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our customers may adversely affect our financial condition and results of operations.
We entered into a Service Provider Agreement with Wells Fargo Merchant Services, LLC and Wells Fargo Bank, NA (“Wells Fargo”), effective January 1, 2014. Under the Service Provider Agreement, RealPage, Inc. is a registered independent sales organization, or ISO, of Wells Fargo. Wells Fargo will act as a merchant acquiring bank for processing RealPage client credit card and debit card payments (“Card Payments”), and RealPage will serve as an ISO. As an ISO, RealPage will assume the underwriting risk for processing Card Payments on behalf of its clients. If RealPage experiences excessive chargebacks, either RealPage or Wells Fargo has the authority to cease client card processing services, and such events could result in a material adverse effect on our revenues, operating income, and reputation.
Evolution and expansion of our payment processing business may subject us to additional regulatory requirements and other risks, for which failure to comply or adapt could harm our operating results.
The evolution and expansion of our payment processing business may subject us to additional risks and regulatory requirements, including laws covering money transmission and anti-money laundering. These requirements vary throughout the markets in which we operate, and several jurisdictions lack clarity in the application and interpretation of these rules. In order to maintain flexibility in the growth and expansion of our payments operations, we have obtained money transmitter licenses (or its equivalent) in several states and expect to continue the license application process in additional jurisdictions throughout the United States as needed to accommodate new product development. Our efforts to acquire and maintain this licensure could result in significant management time, effort, and cost, and may still not guarantee compliance given the constant state of change in these regulatory frameworks. While we maintain a compliance program focused on applicable laws and regulations throughout the payments industry, there is no guarantee that we will not be subject to fines, criminal and civil lawsuits or other regulatory enforcement actions in one or more jurisdictions, or be required to adjust business practices to accommodate future regulatory requirements.
If our security measures are breached and unauthorized access is obtained to our software platform and infrastructure, or our customers’ or their renters’ or prospects’ data, we may incur significant liabilities, third parties may misappropriate our intellectual property, our solutions may be perceived as not being secure and customers may curtail or stop using our solutions.
Maintaining the security of our software platform and service infrastructure is of paramount importance to us and our customers, and we devote significant resources to this effort. Breaches of the security measures we take to protect our software platform and service infrastructure and our and our customers’ confidential or proprietary information that is stored on and transmitted through those systems could disrupt and compromise the security of our internal systems and on demand applications, impair our ability to provide products and services to our customers and protect the privacy of their data, compromise our confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or otherwise adversely affect our business.

The solutions we provide involve the collection, storage and transmission of confidential personal and proprietary information regarding our customers and our customers’ current and prospective renters and business partners. Specifically, we collect, store and transmit a variety of customer data such as demographic information and payment histories of our customers’ prospective and current renters and business partners. Additionally, we collect and transmit sensitive financial data such as credit card and bank account information. Treatment of certain types of data, such as personally identifiable information, protected health information and sensitive financial data may be subject to federal or state regulations requiring heightened privacy and security. If our data security or data integrity measures are breached or otherwise fail or prove to be inadequate for any reason, as a result of third-party actions or our employees’ or contractors’ errors or malfeasance or otherwise, and unauthorized persons obtain access to this information, or the data is otherwise compromised, we could incur significant liability to our customers and to their prospective or current renters or business partners, significant costs associated with internal regulatory investigations and litigation, or significant fines and sanctions by payment processing networks or governmental authorities. Any of these events or circumstances could result in damage to our reputation and material harm to our business.
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
There can be no certainty that the measures we have taken to protect our software platform and service infrastructure, our confidential and proprietary information and the privacy and integrity of our customers’, their current or prospective renters’ and business partners’ data are adequate to prevent or remedy unauthorized access to our system. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Experienced computer programmers seeking to intrude or cause harm, or hackers, may attempt to penetrate our service infrastructure from time to time. Hackers may consist of sophisticated organizations, competitors, governments or individuals who launch targeted attacks to gain unauthorized access to our systems. A hacker who is able to penetrate our service infrastructure could misappropriate proprietary or confidential information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to remedy, problems caused by hackers, and we may not have a timely remedy against a hacker who is able to penetrate our service infrastructure. In addition to purposeful breaches, inadvertent actions or the transmission of computer viruses could expose us to security risks. If an actual or perceived breach of our security occurs or if our customers and potential customers perceive vulnerabilities, the market perception of the effectiveness of our security measures could be harmed, we could lose sales and customers and our business could be materially harmed.
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
Because certain solutions we provide depend on access to customer data, decreased access to this data or the failure to comply with the evolving laws and regulations governing privacy of data, cloud computing and cross-border data transfers, or the failure to address privacy concerns applicable to such data, could harm our business.
Certain of our solutions depend on our continued access to our customers’ data regarding their prospective and current renters, including data compiled by other third-party service providers who collect and store data on behalf of our customers. Federal, state and foreign governments have adopted and continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage, use and disclosure of personal information. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certification or other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.
Any restrictions on the use of or decrease in the availability of data from our customers, or other third parties that collect and store such data on behalf of our customers, and the costs of compliance with, and other burdens imposed by, applicable legislative and regulatory initiatives may limit our ability to collect, aggregate or use this data. Any limitations on our ability to collect, aggregate or use such data could reduce demand for certain of our solutions. Additionally, any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy laws, regulations and policies, could result in liability to us or damage to our reputation and could inhibit sales and market acceptance of our solutions and harm our business.
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
Our customers include a range of organizations whose success is intrinsically linked to the rental housing market. Economic trends that negatively or positively affect the rental housing market may adversely affect our business. The downturn in the global economy which began in 2008 has caused volatility in the real estate markets, generally, including the rental housing market, and increases in the rates of mortgage defaults and bankruptcy. Although these trends have reversed, a repeat of these factors would negatively impact our business. Instability or downturns affecting the rental housing market may have a material adverse effect on our business, prospects, financial condition and results of operations by:

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
We could face reductions in leads generated for our clients if third-party originators of such leads were to elect to suspend sending leads to us or our sources for such leads were reduced. Reductions in leads generated could reduce the value of our lead generation services, make it difficult for us to add new lead generation services customers, retain existing lead generation services customers and maintain or increase sales levels to our existing lead generation services customers and could adversely affect our operating results.
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
On September 30, 2014, we entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, under certain conditions, to request additional term loans or revolving commitments in an aggregate principal amount of up to $150.0 million, plus an amount that would not cause our consolidated net leverage ratio to exceed 3.25 to 1.00. As of December 31, 2014, we had $20.0 million of debt outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. Advances under the credit facility may be voluntarily prepaid and re-borrowed. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity, September 30, 2019.
All of our obligations under the credit facility are secured by substantially all of our assets. All of our existing and future domestic subsidiaries are required to guaranty our obligations under the credit facility, other than certain immaterial subsidiaries, foreign subsidiary holding companies and our payment processing subsidiaries. Such guarantees by existing and future domestic subsidiaries are and will be secured by substantially all of the assets of such subsidiaries.
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
Our credit facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous consecutive fiscal quarters' consolidated EBITDA to our interest expense, is to be not less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, cannot exceed 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. As of December 31, 2014, we were in compliance with the covenants under our credit facility.
The credit facility contains customary events of default, subject to customary cure periods for certain defaults, that include, among others, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, ERISA defaults, inaccuracy of representations and warranties and a change in control default.
If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our credit facility. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under our credit facility, or if we fail to comply with the requirements of our indebtedness, we could default under our credit facility. Any default that is not cured or waived could result in the termination of the revolving commitments, the acceleration of the obligations under the credit facility, an increase in the applicable interest rate under the credit facility and a requirement that our subsidiaries that have guaranteed the credit facility pay the obligations in full, and would permit our lender to exercise remedies with respect to all of the collateral that is securing the credit facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default could have a material adverse effect on our liquidity and financial condition.
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
Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Such risks include, without limitation, patent infringement risks, copyright infringement risks or the inclusion of open source software subject to onerous license provisions or violations of terms of use that could even require the disclosure of our proprietary source code. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.
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
Additionally, as we sell our solutions internationally, effective patent, trademark, service mark, copyright and trade secret protection may not be available or as robust in every country in which our solutions are available. As a result, we may not be able to effectively prevent competitors outside the United States from infringing or otherwise misappropriating our intellectual property rights, which could reduce our competitive advantage and ability to compete or otherwise harm our business.
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
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our customers or vendors in connection with commercial disputes, claims brought by our customers’ current or prospective renters, including class action lawsuits based on asserted statutory or regulatory violations, employment-based claims made by our current or former employees, administrative agencies, government regulators, or insurers. In November 2014, the Company was named in a purported class action lawsuit in the Eastern District of Virginia, Jenkins v. RealPage, Inc., Case No. 3:14cv758. On January 12, 2015, the Company filed its answer. This case is at an early stage and although we intend to defend it vigorously, it is not possible to predict its outcome. Litigation, enforcement actions and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover such legal proceedings or claims or may withhold or dispute coverage of such legal proceedings or claims on various grounds, including by alleging such coverage is beyond the scope of such policies, that we are not in compliance with the terms of such insurance policies or that such policies are not in effect, even after proceeds under such insurance policies have been received by us. In addition, insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all. A legal proceeding or claim brought against us that is uninsured or under-insured could result in unanticipated costs, thereby harming our operating results.
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
As a public company, we have incurred, and will incur, significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities Exchange Commission and The NASDAQ Stock Market LLC. We expect these rules and regulations to continue to affect our legal and financial compliance costs and to make some activities more time-consuming and costly. As a public company, it is more expensive for us to obtain director and officer liability insurance and it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
The rental housing industry, electronic commerce and many of the products and services that we offer, including background screening services, utility billing, affordable housing compliance and audit services, insurance and payments, are subject to extensive and evolving governmental regulation. Changes in regulations or our failure to comply with regulations could harm our operating results.
The rental housing industry is subject to extensive and complex federal, state and local laws and regulations. Our services and solutions must work within the extensive and evolving legal and regulatory requirements applicable to our customers and third-party service providers, including, but not limited to, those under the Fair Credit Reporting Act, the Fair Housing Act, the Deceptive Trade Practices Act, the Drivers Privacy Protection Act, the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the United States Tax Reform Act of 1986 (TRA86), which is an IRS law governing tax credits, the Privacy Rules, Safeguards Rule and Consumer Report Information Disposal Rule promulgated by the Federal Trade Commission, or FTC, the FTC's Telemarketing Sales Rule, the Telephone Consumer Protection Act (TCPA), the CAN-SPAM Act, the Electronic Communications Privacy Act, the regulations of the United States Department of Housing and Urban Development, or HUD, HIPAA/HITECH, rules and regulations of the Consumer Financial Protection Bureau (CFPB) and complex and divergent state and local laws and regulations related to data privacy and security, credit and consumer reporting, deceptive trade practices, discrimination in housing, telemarketing, electronic communications, call recording, utility billing and energy and gas consumption. These regulations are complex, change frequently and may become more stringent over time. Although we attempt to structure and adapt our solutions and service offerings to comply with these complex and evolving laws and regulations, we may be found to be in violation. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative and other enforcement actions as well as class action lawsuits or demands for client reimbursement. Additionally, many applicable laws and regulations provide for penalties or assessments on a per occurrence basis. Due to the nature of our business, the type of services we provide and the large number of transactions processed by our solutions, our potential liability in an enforcement action or class action lawsuit could be significant. In addition, entities such as HUD, the FTC and the CFPB have the authority to promulgate rules and regulations that may impact our customers and our business. We believe increased regulation is likely in the area of data privacy and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our on demand software solutions.
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
Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to carry on operations in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies.
In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social, economic or environmental instability, terrorist attacks and security concerns in general;

•	limitations of local infrastructure;

•	fluctuations in currency exchange rates;

•	higher levels of credit risk and payment fraud;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	compliance with statutory equity requirements and management of tax consequences; and

•	outbreaks of highly contagious diseases.
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
Through our wholly owned subsidiary, Multifamily Internet Ventures LLC, a managing general insurance agency, we generate commission revenue from offering liability and renter’s insurance. Through Multifamily Internet Ventures LLC we also sell additional insurance products, including auto and other personal lines insurance, to renters that buy renter's insurance from us. These policies are ultimately underwritten by various insurance carriers. Some of the property owners and managers that participate in our programs opt to require renters to purchase rental insurance policies and agree to grant to Multifamily Internet Ventures LLC exclusive marketing rights at their properties. If demand for residential rental housing declines, property owners and managers may be forced to reduce their rental rates and to stop requiring the purchase of rental insurance in order to reduce the overall cost of renting. If property owners or managers cease to require renter's insurance, elect to offer policies from competing providers or insurance premiums decline, our revenues from selling insurance policies will be adversely affected.
Additionally, one type of commission paid by insurance carriers to Multifamily Internet Ventures LLC is contingent commission, which is affected by claims experienced at the properties for which the renters purchase insurance. In the event that the severity or frequency of claims by the insureds increase unexpectedly, the contingent commission we typically earn will be adversely affected. As a result, our quarterly, or annual, operating results could fall below the expectations of analysts or investors, in which event our stock price may decline.
Multifamily Internet Ventures LLC is required to maintain a 50-state general agency insurance license as well as individual insurance licenses for each sales agent involved in the solicitation of insurance products. Both the agency and individual licenses require compliance with state insurance regulations, payment of licensure fees and continuing education programs. In the event that regulatory compliance requirements are not met, Multifamily Internet Ventures LLC could be subject to license suspension or revocation, state Department of Insurance audits and regulatory fines. As a result, our ability to engage in the business of insurance could be restricted, and our operating revenue will be adversely affected.
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
Our executive officers, directors and entities affiliated with them together beneficially owned approximately 34.0% of our common stock as of December 31, 2014. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 32.7% of our common stock as of December 31, 2014. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
As of December 31, 2014, we had 79,037,351 shares of common stock outstanding. Of these shares, 76,892,832 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of December 31, 2014, holders of 25,440,626 shares, or approximately 32.2%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.
In addition, we have registered approximately 22,134,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,455,134 shares were eligible for sale upon the exercise of vested options as of December 31, 2014.
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
We do not anticipate paying any cash dividends on our common stock.
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you would receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares. In addition, the terms of our credit facilities currently restrict our ability to pay dividends. See additional discussion under the Dividend Policy heading of Part II, Item 5 of this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2014, we lease approximately 262,000 square feet of space for our corporate headquarters and data center in Carrollton, Texas under lease agreements that expire in August 2016. We have offices in Fort Smith, Arkansas; Irvine, California; San Francisco, California; Westlake Village, California; Centennial, Colorado; Hollywood, Florida; Alpharetta

Georgia; Chicago, Illinois; Tipton, Iowa; Reno, Nevada; New York, New York; Charlotte, North Carolina; Mason, Ohio; Greer, South Carolina; Plano, Texas; Wilston, Vermont; Vienna, Virginia; Seattle, Washington; Hyderabad, India; Manila, Philippines; Barcelona, Spain; and Dubai, UAE. We believe our current and planned data centers and office facilities will be adequate for the foreseeable future.
We also license data center space and collocation services at a facility in Dallas, Texas for our secondary data center pursuant to a master services agreement with DataBank Holdings Ltd., or DataBank. Our agreement with DataBank has automatic renewals for successive one-year terms unless we elect to terminate the agreement by giving notice 30 days' prior to the end of a current term, in which case the agreement terminates at the end of such term. We may also terminate the master services agreement for convenience upon 30 days' notice and payment of specified fees, in certain instances where Databank fails to meet certain warranty commitments or Service Level Agreements, or experiences any Chronic Outage, and either party may terminate the agreement for cause without penalty, where the defaulting party has not cured such default within 30 days after having received written notice of such default. Following termination of the master services agreement for any reason, DataBank is obligated to continue to provide such services related to the termination as we may reasonably request, but only for a period of 15 days. Any unplanned termination of our master services agreement with DataBank or DataBank’s failure to perform its obligations under the agreement would require us to move our secondary data center to another provider and could cause disruptions in the continuous availability of our secondary data center or some of our services, and could constitute or cause a breach under certain of our customer agreements.

Item 3.	Legal Proceedings
We are subject to legal proceedings and claims arising in the ordinary course of business. We are involved in litigation and other legal proceedings and claims that have not been fully resolved, but we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate at this time. Our view of those matters may change in the future as litigation and events related thereto unfold. See the risk factors “Assertions by a third party that we infringe its intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses” and “Current and future legal proceedings against us could be costly and time consuming to defend” in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.”
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

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RP.” The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Year Ending December 31, 2013	Low	High
First Quarter	$19.39	$23.96
Second Quarter	$17.06	$20.45
Third Quarter	$18.51	$23.81
Fourth Quarter	$21.22	$25.89

Year Ending December 31, 2014	Low	High
First Quarter	$16.03	$22.48
Second Quarter	$17.14	$22.48
Third Quarter	$15.00	$22.82
Fourth Quarter	$15.51	$22.92
On February 13, 2015, the closing price of our common stock on the NASDAQ Global Select Market was $19.30 per share and there were approximately 1,200 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
Dividend Policy
We have neither declared nor paid any cash dividends on our common stock in our two most recent fiscal years. We do not expect to pay cash dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings will be used for the operation and growth of the business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors. Additionally, our credit facility contains customary covenants, subject in each case to customary exceptions and qualifications. Included in these covenants is a restriction which prevents us from paying dividends and making other distributions on our capital stock.
Equity Compensation Plan Information
For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
Performance Graph
The following graph compares the relative performance of our common stock, the NASDAQ Global Market Index, NASDAQ Composite and the NASDAQ Computer and Data Processing Index. This graph covers the annual periods from August 12, 2010 (the first trading date immediately following our initial public offering), through December 31, 2014. In each case, this graph assumes a $100 investment on August 12, 2010 at our closing price of $14.52 per share and reinvestment of all dividends, if any.
.

Comparison of 53 Month Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2014

250.00
200.00
150.00
100.00
50.00
0.00
8/12/2010
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
RealPage, Inc.
NASDAQ Composite - Total Returns
NASDAQ Global Market Index
NASDAQ Computer and Data Processing Index

	August 12, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
RealPage, Inc.	$100.00	$213.02	$174.04	$148.55	$161.02	$151.24
NASDAQ Composite—Total Returns	100.00	121.72	120.76	142.17	199.29	228.68
NASDAQ Global Market Index	100.00	124.92	108.29	125.10	208.73	221.28
NASDAQ Computer and Data Processing Index	100.00	124.92	121.08	137.94	198.62	212.38
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the fourth quarter by RealPage, Inc. or any "affiliated purchaser" of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2014 through October 31, 2014	—	$—	$—	$34,454,871
November 1, 2014 through November 30, 2014	—	—	—	34,454,871
December 1, 2014 through December 31, 2014	—	—	—	34,454,871
Total	—	$—	—	$34,454,871

(1)
On May 6, 2014, the Board of Directors approved a stock repurchase program authorizing repurchase of up to $50.0 million of our common stock. The stock repurchase program continues for a period of up to one year beginning May 8, 2014. During the periods covered by the table, no determination was made by us to terminate or suspend the stock repurchase program.

During 2014, we repurchased 966,595 shares at a weighted average cost of $16.06 per share and a total cost of $15.5 million.

Item 6.	Selected Financial Data
We have derived the consolidated statements of operations and balance sheet data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 from our audited consolidated financial statements. Over the last five fiscal years, we have acquired a number of companies as disclosed in Note 3, "Acquisitions," of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our growth in our results of operations. You should read this information in conjunction with our audited consolidated financial statements, the related notes to these financial statements and the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Revenue:
On demand	$390,622	$362,312	$306,400	$239,436	$169,678
On premise	3,094	3,691	5,216	6,581	8,545
Professional and other	10,835	11,019	10,556	11,962	10,051
Total revenue	404,551	377,022	322,172	257,979	188,274
Cost of revenue	174,871	148,321	128,562	108,155	79,044
Gross profit	229,680	228,701	193,610	149,824	109,230
Operating expenses:
Product development	64,418	50,638	48,177	43,441	36,922
Sales and marketing	111,563	95,894	76,992	63,775	37,693
General and administrative	69,202	60,610	56,993	40,798	28,328
Total operating expense	245,183	207,142	182,162	148,014	102,943
Operating (loss) income	(15,503)	21,559	11,448	1,810	6,287
Interest expense and other, net	(1,104)	(1,077)	(2,046)	(3,251)	(5,501)
Net (loss) income before taxes	(16,607)	20,482	9,402	(1,441)	786
Income tax (benefit) expense	(6,333)	(210)	4,219	(210)	719
Net (loss) income	$(10,274)	$20,692	$5,183	$(1,231)	$67
Net (loss) income attributable to common stockholders:
Basic	(10,274)	20,692	5,183	(1,231)	(2,877)
Diluted	(10,274)	20,692	5,183	(1,231)	(2,877)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.13)	$0.28	$0.07	$(0.02)	$(0.07)
Diluted	$(0.13)	$0.27	$0.07	$(0.02)	$(0.07)
Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	76,991	74,962	71,838	68,480	39,737
Diluted	76,991	76,187	74,002	68,480	39,737

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$26,936	$34,502	$33,804	$51,273	$118,010
Total current assets	197,815	183,815	127,484	124,758	170,522
Total assets	571,490	503,213	402,197	400,065	342,792
Total current liabilities	196,709	173,095	124,857	114,376	93,974
Total deferred revenue	80,388	71,756	70,079	66,018	55,664
Current and long-term debt(2)	20,882	1,428	10,000	50,377	66,629
Total liabilities	242,710	188,709	147,126	177,184	170,208
Total stockholders’ equity	328,780	314,504	255,071	222,881	172,584
Other Financial Data:
Adjusted EBITDA(3)	$70,589	$90,312	$73,349	$56,459	$35,303
Operating cash flow	69,972	69,209	58,412	49,226	27,690
Capital expenditures	37,062	32,952	18,774	16,147	12,178
Selected Operating Data:
Number of on demand customers at period end	10,744	8,725	8,466	7,790	6,922
Number of on demand units at period end	9,560	9,022	8,113	7,302	6,066
Total number of employees at period end	3,875	3,337	2,893	2,273	1,759

(1)	Excludes restricted cash.

(2)	Includes capital lease obligations.

(3)
We define this metric as net (loss) income plus acquisition-related and other deferred revenue adjustments, depreciation and asset impairment, loss on sale of assets, amortization of intangible assets, net interest expense, income tax (benefit) expense; stock-based compensation expense, any impact related to Yardi litigation (including related insurance litigation and settlement costs) and acquisition-related expense.

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

•
it is useful to exclude certain non-cash charges, such as depreciation and asset impairment, amortization of intangible assets and stock-based compensation and non-core operational charges, such as acquisition-related expenses and any impact related to the Yardi litigation (including related insurance litigation and settlement costs), from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be; and

•
it is useful to include deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience in determining the settlement of the contractual obligation in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense.

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
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net (loss) income	$(10,274)	$20,692	$5,183	$(1,231)	$67
Acquisition-related and other deferred revenue	435	2,717	89	706	—
Depreciation, loss on disposal and impairment of assets	19,288	14,411	13,539	11,539	10,371
Amortization of intangible assets	22,404	17,648	19,498	18,006	10,675
Interest expense, net	1,117	1,427	2,160	2,868	5,510
Income tax (benefit) expense	(6,333)	(210)	4,219	(210)	719
Litigation-related expense	4,915	661	10,158	1,298	—
Stock-based compensation expense	37,050	29,697	18,178	22,618	7,340
Acquisition-related expense (income)	1,987	3,269	(350)	865	621
Stock registration costs	—	—	675	—	—
Adjusted EBITDA	$70,589	$90,312	$73,349	$56,459	$35,303

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of on demand software and software-enabled services for the rental housing and vacation rental industries. Our broad range of property management solutions enables owners and managers of a wide variety of single and multifamily rental property types to enhance the visibility, control and profitability of each portion of the renter life cycle and operation of a property. By integrating and streamlining a wide range of complex processes and interactions among the rental housing and vacation rental ecosystem of owners, managers, prospects, renters and service providers, our platform helps optimize the property management process, improve the user experience, increase revenue and reduce costs for professional property managers.
We derive a substantial majority of our revenue from sales of our on demand software solutions. We also derive revenue from our professional and other services. A small percentage of our revenue is derived from sales of our on premise software solutions to our existing on premise customers. Our on demand software solutions are sold pursuant to subscription license agreements and our on premise software solutions are sold pursuant to term or perpetual license agreements and associated maintenance agreements. Typically, we price our solutions based primarily on the number of units the customer manages with our solutions. For our insurance-based solutions, we earn revenue based on a fixed commission rate of earned premiums and a contingent commission calculated in accordance with the applicable agreement. For our transaction-based solutions, we price based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States. Our revenue has increased from $377.0 million in 2013 to $404.6 million in 2014. The increase in revenue has primarily been driven by increased sales of our on demand software solutions, a substantial amount of which has been derived from purchases of additional on demand software solutions by our existing customers. In 2014, our on demand revenue represented 96.6% of our total revenue.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software and software-enabled services to include property management, leasing and marketing, renter management and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing and vacation rental markets. In addition, since July 2002, we have completed 30 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions and our customer base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of on demand solutions. As of December 31, 2014, we had 3,875 employees.
Recent Acquisitions
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”), for a purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date, and additional cash payments totaling up to $7.0 million if certain revenue targets are met for the years ended March 31, 2015 and March 31, 2016. InstaManager is a software-as-a-service vacation rental booking system used by professional managers of vacation rental properties. InstaManager offers marketing websites, online pricing and availability, online booking, automated reservations, payment processing and insurance sales.
In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”), for a purchase price of $1.2 million, consisting of a cash payment of $1.0 million at closing, a deferred cash payment of up to $0.2 million payable over two years after the acquisition date, and additional cash payments of up to $2.0 million if certain revenue targets are met for the years ended June 30, 2015 and June 30, 2016. VMM is a software-as-a-service application that facilitates the management of the end-to-end maintenance life cycle for single family and multifamily rental properties and provides property managers visibility into their maintenance costs, manages resources, and provides business control for property managers.
In May 2014, we acquired substantially all of the operating assets of Notivus Multi-Family, LLC ("Notivus") for a purchase price of $4.4 million, which consisted of a cash payment of $3.6 million at closing and a deferred cash payment of up to $0.8 million payable over two years after the acquisition date. The acquisition of Notivus expands our ability to provide vendor risk management and compliance software solutions for the rental housing industry.
In June 2014, we acquired all of the issued and outstanding stock of Kigo, Inc. ("Kigo"). Kigo is a software-as-a-service vacation rental booking system headquartered in the United States with operations in Spain. Kigo offers services for vacation rental property management that include vacation rental calendars, scheduling, reservations, accounting, channel management, website design, payment processing and other tasks to aid the management of leads, revenue, resources and lodging calendars. We plan to integrate Kigo with our existing vacation rental products and further extend our vacation rental booking system internationally. We acquired Kigo for a purchase price of $36.2 million, consisting of a cash payment of $30.7 million and a deferred cash payment of up to $5.5 million, to be payable over two and a half years after the acquisition date.
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$404,551	$377,022	$322,172
On demand revenue	$390,622	$362,312	$306,400
On demand revenue as a percentage of total revenue	96.6%	96.1%	95.1%
Ending on demand units	9,560	9,022	8,113
Average on demand units	9,361	8,615	7,625
Non-GAAP on demand revenue	$391,057	$365,029	$306,489
Non-GAAP on demand revenue per average on demand unit	$41.78	$42.37	$40.20
Adjusted EBITDA	$70,589	$90,312	$73,349
Adjusted EBITDA as a percentage of total revenue	17.4%	24.0%	22.8%
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
Non-GAAP on demand revenue. This metric represents on demand revenue plus acquisition-related and other deferred revenue adjustments. We use this metric to evaluate our on demand revenue as we believe its inclusion provides a more accurate depiction of on demand revenue arising from our strategic acquisitions.
The following provides a reconciliation of non-GAAP on demand revenue to on demand revenue, our most directly comparable GAAP financial measure:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
On demand revenue	$390,622	$362,312	$306,400
Acquisition-related and other deferred revenue	435	2,717	89
Non-GAAP on demand revenue	$391,057	$365,029	$306,489
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
Adjusted EBITDA. We define this metric as net (loss) income plus acquisition-related and other deferred revenue adjustments, depreciation and asset impairment, loss on sale of assets, amortization of intangible assets, net interest expense, income tax (benefit) expense, stock-based compensation expense, any impact related to Yardi litigation (including related insurance litigation and settlement costs) and acquisition-related expense. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•
it is useful to exclude certain non-cash charges, such as depreciation and asset impairment, amortization of intangible assets and stock-based compensation and non-core operational charges, such as acquisition-related expenses and any impact related to the Yardi litigation (including related insurance litigation and settlement costs), from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be; and

•
it is useful to include deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience in determining the settlement of the contractual obligation in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense.

We use Adjusted EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance, for planning purposes, including the preparation of our annual operating budget, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
We do not place undue reliance on Adjusted EBITDA as our only measure of operating performance. Adjusted EBITDA should not be considered as a substitute for other measures of liquidity or financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do, that they do not reflect our capital expenditures or future requirements for capital expenditures and that they do not reflect changes in, or cash requirements for, our working capital. We compensate for the inherent limitations associated with using Adjusted EBITDA measures through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net (loss) income. Our Adjusted EBITDA decreased from approximately $90.3 million in 2013 to approximately $70.6 million in 2014 as a result of our net loss in 2014.
The following provides a reconciliation of net (loss) income to Adjusted EBITDA.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net (loss) income	$(10,274)	$20,692	$5,183
Acquisition-related and other deferred revenue	435	2,717	89
Depreciation, loss on disposal and impairment of assets	19,288	14,411	13,539
Amortization of intangible assets	22,404	17,648	19,498
Interest expense, net	1,117	1,427	2,160
Income tax (benefit) expense	(6,333)	(210)	4,219
Litigation-related expense	4,915	661	10,158
Stock-based compensation expense	37,050	29,697	18,178
Acquisition-related expense (income)	1,987	3,269	(350)
Stock registration costs	—	—	675
Adjusted EBITDA	$70,589	$90,312	$73,349
Key Components of our Results of Operations
Revenue
We derive our revenue from three primary sources: our on demand software solutions; our on premise software solutions; and our professional and other services. In 2014, 2013 and 2012, we generated revenue of $404.6 million, $377.0 million and $322.2 million, respectively.
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
In 2014, 2013 and 2012, revenue from our on demand software solutions was approximately $390.6 million, $362.3 million and $306.4 million, respectively, representing approximately 96.6%, 96.1% and 95.1% of our total revenue for the same periods. Revenue from our on demand software solutions has continued to increase in absolute dollars and as a percentage of our total revenue as we have ceased actively marketing our legacy on premise software solutions to new customers and many of our existing on premise customers have transitioned to our on demand software solutions. We expect our on demand revenue to continue to increase in absolute dollars and as a percentage of revenue in 2015, although the actual percentage of revenue may vary from period to period due to a number of factors, including the timing of acquisitions, professional and other revenue and on premise perpetual license sales and maintenance fees.
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
In 2014, 2013 and 2012, revenue from our on premise software solutions was approximately $3.1 million, $3.7 million and $5.2 million, respectively, representing approximately 0.8%, 1.0% and 1.6% of our total revenue for the same periods, respectively. Revenue from our on premise software solutions has continued to decrease in absolute dollars as we have ceased actively marketing our legacy on premise software solutions to new customers and as many of our existing on premise customers have transitioned to our on demand software solutions. We expect our legacy on premise revenue to continue to decrease over time in absolute dollars and as a percentage of our total revenue although the actual percentage of revenue may vary from period to period due to a number of factors, including the impact of our past and potential future acquisition of on premise software solutions.
Professional and Other Revenue
Revenue from professional and other services consists of consulting and implementation services, training and other ancillary services. We complement our solutions with professional and other services for our customers willing to invest in enhancing the value or decreasing the implementation time of our solutions. Our professional and other services are typically priced as time and material engagements. In 2014, 2013 and 2012, revenue from professional and other services was approximately $10.8 million, $11.0 million and $10.6 million, respectively, representing approximately 2.6%, 2.9% and 3.3% of our total revenue for the same periods, respectively. We expect professional and other services will represent 5.0% or less of our total revenue in 2015 and 2016, consistent with our performance for the previous three years.
Cost of Revenue
Cost of revenue consists primarily of personnel costs related to our operations, support services, training and implementation services, expenses related to the operation of our data center and fees paid to third-party service providers. Personnel costs include salaries, bonuses, stock-based compensation and employee benefits. Cost of revenue also includes an allocation of facilities costs, overhead costs and depreciation, as well as amortization of acquired technology related to strategic acquisitions and amortization of capitalized development costs. We allocate facilities, overhead costs and depreciation based on headcount. We expect our cost of revenue in 2015 and 2016 to increase in absolute dollars.
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
Our operating expenses increased in absolute dollars in each of 2014 and 2013 as we built infrastructure and added employees across all categories in order to accelerate and support our growth and to expand our markets. We expect our operating expenses in 2015 and 2016 to continue to increase in absolute dollars as compared to 2014 but decrease as a percentage of revenue, as the capacity we have added in prior years is more fully utilized and we continue to create operating leverage.
Product development. Product development expense consists primarily of personnel costs for our product development employees and executives and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our on demand software solutions and expanding our suite of on demand software solutions. In 2008 and 2011, we established a product development and service center in Hyderabad, India and Manila, Philippines, respectively, to take advantage of strong technical talent at lower personnel costs compared to the United States. We expect our product development expenses in 2015 and 2016 to increase in absolute dollars as compared to 2014 but decrease as a percentage of revenue, as the capacity we have added in prior years is more fully utilized and we continue to create operating leverage.
Sales and marketing. Sales and marketing expense consists primarily of personnel costs for our sales, marketing and business development employees and executives, travel and entertainment and marketing programs. Marketing programs consist of amounts paid for SEO and search engine marketing (“SEM”), renter’s insurance and other advertising, trade shows, user conferences, public relations, industry sponsorships and affiliations and product marketing. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including customer relationships and key vendor and supplier relationships obtained in connection with our acquisitions. We expect our sales and marketing expense in 2015 and 2016 to increase in absolute dollars as compared to 2014.
General and administrative. General and administrative expense consists of personnel costs for our executive, finance and accounting, human resources, management information systems and legal personnel, as well as legal, accounting and other professional service fees and other corporate expenses. We expect our general and administrative expense in 2015 and 2016 to increase in absolute dollars as compared to 2014 but decrease as a percentage of revenue, as we continue to add operating leverage.
Interest Expense, Net

Interest expense, net, consists primarily of interest income and interest expense. Interest income represents earnings from our cash and cash equivalents. Interest expense is associated with our revolver, capital lease obligations and certain acquisition-related liabilities. Total amounts outstanding under our interest-bearing obligations at December 31, 2014, 2013 and 2012 include:

	As of December 31,
	2014	2013	2012
	(in thousands)
Revolver	$20,000	$—	$10,000
Capital lease obligations	867	1,428	—
Interest bearing acquisition-related liabilities	5,372	834	864
Based on our current operations, we expect our interest expense in 2015 to decrease marginally from our 2014 expense.
Income Taxes
As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of approximately $191.1 million. If not utilized, our federal net operating loss carryforwards will begin to expire in 2020 and the state operating losses will begin to expire in 2015. Net operating losses generated by us are not currently subject to the carryforward limitation in Section 382 of the Internal Revenue Code (“Section 382 limitation”); however, $23.9 million of net operating losses generated by subsidiaries prior to their acquisition by us are subject to the Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2031. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may limit utilization of the federal net operating loss carryforwards.
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
Accounts Receivable
For several of our solutions, we invoice our customers prior to the period in which service is provided. Accounts receivable represent trade receivables from customers when we have invoiced for software solutions and/or services and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer canceling prior to the service being rendered. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends. As a result, a portion of our allowance is for services not yet rendered and, therefore, is classified as an offset to deferred revenue, which does not have an effect on the statement of operations. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. For certain transactions, we have met the requirements to recognize income in advance of physically invoicing the customer. In these instances, we record unbilled receivables for the amount that will be due from the customer upon invoicing.
Business Combinations
When we acquire businesses, we allocate the total consideration to the fair value of tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur in future periods which may affect the realizability of these estimated asset values. Additionally, we at times provide for the payment of additional cash consideration to the extent certain targets are achieved in the future. The fair value of this contingent consideration is based on significant estimates and is initially recorded as purchase price. To the extent the fair value changes prior to distribution, these changes are reflected in the Statement of Operations.
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
Stock-Based Compensation
We record stock-based compensation expense for options granted to employees based on the estimated fair value for the awards. We estimate the fair value of time-based vesting awards using the Black-Scholes option pricing model on the date of grant and the associated expense is recognized over the requisite service period, which is generally the vesting period, on a straight-line basis.
The fair value of market-based vesting awards is estimated using a discrete model based on multiple stock price-paths developed through the use of Monte Carlo simulation. Expense associated with market-based awards is recognized over the requisite service period on a straight-line basis. We estimate the requisite service period based on the median of the distribution of share price-paths on which the market condition is satisfied.
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
Changes to the assumptions underlying the above models may have a significant impact on the underlying value of the stock options, which could have a material impact on our consolidated financial statements.
We have granted stock options at exercise prices believed to be equal to the fair market value of our common stock, as of the grant date. The fair value of our time-based restricted stock awards is based on the closing price of our common stock on the NASDAQ Global Select Market on the date of grant.
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
We may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. We currently have recorded no liability for uncertain tax positions due to the fact that there were no material identified tax benefits that were considered uncertain positions.
Capitalized Product Development Costs

We capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to our customers, as well as software programs to be used solely to meet our internal needs. The costs incurred in the preliminary stages of development related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including materials, services and payroll-related costs for employees are capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2014, 2013 or 2012.
Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Operations Data

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenue:
On demand	$390,622	$362,312	$306,400
On premise	3,094	3,691	5,216
Professional and other	10,835	11,019	10,556
Total revenue	404,551	377,022	322,172
Cost of revenue (1)	174,871	148,321	128,562
Gross profit	229,680	228,701	193,610
Operating expense:
Product development (1)	64,418	50,638	48,177
Sales and marketing (1)	111,563	95,894	76,992
General and administrative (1)	69,202	60,610	56,993
Total operating expense	245,183	207,142	182,162
Operating (loss) income	(15,503)	21,559	11,448
Interest expense and other, net	(1,104)	(1,077)	(2,046)
Net (loss) income before taxes	(16,607)	20,482	9,402
Income tax (benefit) expense	(6,333)	(210)	4,219
Net (loss) income	$(10,274)	$20,692	$5,183
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenue	$3,826	$3,111	$2,806
Product development	8,637	4,788	4,391
Sales and marketing	12,966	10,993	4,790
General and administrative	11,621	10,805	6,191
The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2014	2013	2012
	(as a percentage of total revenue)
Revenue:
On demand	96.6%	96.1%	95.1%
On premise	0.8	1.0	1.6
Professional and other	2.6	2.9	3.3
Total revenue	100.0	100.0	100.0
Cost of revenue	43.2	39.3	39.9
Gross profit	56.8	60.7	60.1
Operating expense:
Product development	15.9	13.4	14.9
Sales and marketing	27.6	25.5	23.9
General and administrative	17.1	16.1	17.7
Total operating expenses	60.6	55.0	56.5
Operating (loss) income	(3.8)	5.7	3.6
Interest expense and other, net	(0.3)	(0.3)	(0.7)
Net (loss) income before taxes	(4.1)	5.4	2.9
Income tax (benefit) expense	(1.6)	(0.1)	1.3
Net (loss) income	(2.5)%	5.5%	1.6%
Year Ended December 31, 2014 and 2013
Revenue

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$390,622	$362,312	$28,310	7.8%
On premise	3,094	3,691	(597)	(16.2)
Professional and other	10,835	11,019	(184)	(1.7)
Total revenue	$404,551	$377,022	$27,529	7.3
On demand unit metrics:
Ending on demand units	9,560	9,022	538	6.0
Average on demand units	9,361	8,615	746	8.7
Non-GAAP on demand revenue	$391,057	$365,029	$26,028	7.1
Non-GAAP on demand revenue per average on demand unit	$41.78	$42.37	$(0.59)	(1.4)
On demand revenue. Our on demand revenue increased in 2014 compared to 2013 due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our strategic acquisitions. This increase was offset in part due to a decrease in revenue per unit, or RPU, to $41.78 from $42.37. Lower RPU was primarily driven by reduced spending by our customers on marketing and advertising solutions resulting from their renter turnover rates declining and occupancy rates increasing.
On premise revenue. On premise revenue decreased in 2014 compared to 2013. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.
Professional and other revenue. Professional and other services revenue decreased in 2014 compared to 2013, primarily due to a decrease in sub-meter installation revenues related to our utility management services.

On demand unit metrics. As of December 31, 2014, one or more of our on demand solutions was utilized in the management of approximately 9.6 million rental property units, representing an increase compared to 2013. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales, marketing efforts to existing customers, and our 2014 acquisitions, which contributed 1.0% to total ending on demand units.
As of December 31, 2014, annualized non-GAAP on demand revenue per average on demand unit decreased compared to 2013. This decrease is primarily due to reduced spending by our customers on marketing and advertising solutions resulting from their renter turnover rates declining and occupancy rates increasing.
Cost of Revenue

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands)
Cost of revenue	$151,821	$130,930	$20,891	16.0%
Stock-based compensation	3,826	3,111	715	23.0
Depreciation and amortization	19,224	14,280	4,944	34.6
Total cost of revenue	$174,871	$148,321	$26,550	17.9
Cost of revenue. Total cost of revenue increased in 2014 compared to 2013 primarily due to an $8.7 million increase in costs related to the increased sales of our solutions; an increase in personnel related expenses in the amount of $8.6 million primarily related to costs to support our growth initiatives and, to a lesser degree, increases in headcount added as a result of our 2014 and 2013 acquisitions; an increase in information technology expense of $3.1 million and an increase in consulting fees of $0.6 million.
Operating Expenses

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands)
Product development	$50,871	$42,806	$8,065	18.8%
Stock-based compensation	8,637	4,788	3,849	80.4
Depreciation and amortization	4,910	3,044	1,866	61.3
Total product development expense	$64,418	$50,638	$13,780	27.2
Product development. Total product development expense increased in 2014 compared to 2013 primarily due to increased compensation costs for new product and integration initiatives of $5.9 million, an increase in consulting fees of $0.7 million, an increase in information technology expense of $0.7 million, an increase in facilities expense of $0.6 million and an increase in travel expense of $0.4 million. These increases were partially offset by a decrease in maintenance costs of $0.2 million.

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands)
Sales and marketing	$85,178	$73,817	$11,361	15.4%
Stock-based compensation	12,966	10,993	1,973	17.9
Depreciation and amortization	13,419	11,084	2,335	21.1
Total sales and marketing expense	$111,563	$95,894	$15,669	16.3
Sales and marketing. Total sales and marketing expense increased in 2014 compared to 2013 primarily due to increased compensation costs for new and existing sales representatives of $8.1 million, an increase in marketing program expense of $3.7 million, an increase in information technology expense of $1.5 million and an increase in travel related expenditures of $0.8 million. These increases were partially offset by a decrease in SEO and SEM activity of $2.1 million, consistent with our strategy to optimize certain business models, and a decrease in bad debt expense of $0.6 million.

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands)
General and administrative	$53,828	$46,468	$7,360	15.8%
Stock-based compensation	11,621	10,805	816	7.6
Depreciation and amortization	3,753	3,337	416	12.5
Total general and administrative expense	$69,202	$60,610	$8,592	14.2
General and administrative. Total general and administrative expense increased in 2014 compared to 2013 primarily due to an increase of $1.8 million in personnel expense to support the growth in our business, including increased investment in our offshore operations that support those functions; a $5.5 million increase in litigation expense primarily due to legal fees and the settlement of a lawsuit in 2014; an increase in fees for professional services of $0.9 million; an increase in travel related expenditures of $0.2 million and an increase in business insurance costs of $0.2 million. These increases were partially offset by a decrease of the expense related to changes in the fair value of contingent consideration obligations related to our acquisition activity of $1.2 million.
Interest Expense and Other, Net
The increase in interest expense and other, net in 2014 as compared to 2013 was primarily due to an increase in expense related to the amortization of our debt origination costs and the increase on our revolving facility to $20.0 million at December 31, 2014.
Provision for Income Taxes
As of December 31, 2014, we incurred tax benefit of $6.3 million with an effective tax rate of 38.1%. The 2014 domestic income taxes are a net benefit of $6.6 million with an effective tax rate of 40.0% resulting from the statutory federal tax rate and state income tax rates, offset by state tax liabilities in jurisdictions where tax is considered an income tax for financial reporting purposes but is assessed on adjusted gross revenue rather than adjusted net income. The 2014 foreign income taxes are a net expense of $0.3 million with an effective rate of (1.9)%. The Company's foreign effective tax rate decreased in 2014 from 2013 as a result of the tax holiday of our PEZA-registered project in the Philippines.
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
As of December 31, 2013, non-GAAP on demand revenue per average on demand unit increased compared to 2012, primarily due to improved penetration of our on demand solutions into our customer base.
Cost of Revenue

	Year Ended December 31,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenue	$130,930	$109,681	$21,249	19.4%
Stock-based compensation	3,111	2,806	305	10.9
Depreciation and amortization	14,280	16,075	(1,795)	(11.2)
Total cost of revenue	$148,321	$128,562	$19,759	15.4
Cost of revenue. Total cost of revenue increased in 2013 compared to 2012 primarily due to: a $2.1 million increase in costs related to the increased sales of our solutions, which includes investments in infrastructure and other support services; a $17.6 million increase in personnel expense related to increased headcount to support our growth initiatives and headcount added as a result of our 2013 and 2012 acquisitions; a $0.8 million increase in information technology expense and a $0.7 million increase in facilities expenses.
Operating Expenses

	Year Ended December 31,
	2013	2012	Change	% Change
	(in thousands)
Product development	$42,806	$41,151	$1,655	4.0%
Stock-based compensation	4,788	4,391	397	9.0
Depreciation and amortization	3,044	2,635	409	15.5
Total product development expense	$50,638	$48,177	$2,461	5.1
Product development. Total product development expense increased in 2013 compared to 2012 primarily due to: a $0.6 million increase in personnel expense related to product development groups added as a result of our 2012 and 2013 acquisitions combined with the associated costs to support our growth initiatives; a $0.6 million increase in consulting costs; a $0.6 million increase in facilities expenses and offset by a decrease of $0.1 million in other product development costs.

	Year Ended December 31,
	2013	2012	Change	% Change
	(in thousands)
Sales and marketing	$73,817	$61,074	$12,743	20.9%
Stock-based compensation	10,993	4,790	6,203	129.5
Depreciation and amortization	11,084	11,128	(44)	(0.4)
Total sales and marketing expense	$95,894	$76,992	$18,902	24.6
Sales and marketing. Total sales and marketing expense increased in 2013 compared to 2012 primarily due to: a $8.0 million increase in sales and marketing personnel expense related to our increased investment in sales personnel and personnel acquired as a result of our 2013 and 2012 acquisitions; a $1.9 million increase in marketing program expense, primarily related to an increase in SEO and SEM activity; a $0.8 million increase in information technology expense; a $0.9 million increase in travel related expenses; a $1.3 million increase in bad debt expense and a $0.3 million increase in other general sales and marketing expense; partially offset by a $0.5 million decrease in consulting fees.

	Year Ended December 31,
	2013	2012	Change	% Change
	(in thousands)
General and administrative	$46,468	$48,171	$(1,703)	(3.5)%
Stock-based compensation	10,805	6,191	4,614	74.5
Depreciation and amortization	3,337	2,631	706	26.8
Total general and administrative expense	$60,610	$56,993	$3,617	6.3
General and administrative. Total general and administrative expense decreased in 2013 compared to 2012 primarily due to: a $4.3 million increase in personnel expense related to accounting, management information systems, legal and human resources staff to support the growth in our business; a $0.6 million increase in information technology costs; a $0.4 million increase in consulting expenses and a $2.1 million increase from the fair value adjustment of acquisition-related liabilities; partially offset by a $0.5 million decrease in other general and administrative costs and an $8.6 million decrease in litigation expense related to fees and the accrual of the settlement of the Yardi Lawsuit in 2012. Refer to Part II, Item 6, "Selected Financial Data" for further information regarding the litigation settlement.
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
Quarterly Results of Operations
The following table presents our unaudited consolidated quarterly results of operations for the eight fiscal quarters ended December 31, 2014. This information is derived from our unaudited consolidated financial statements, and includes all adjustments that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our consolidated financial statements and the related notes to these financial statements included elsewhere in this filing.

	Three Months Ended,
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
Revenue:
On demand	$101,261	$100,747	$91,606	$97,008	$92,081	$94,084	$90,825	$85,322
On premise	648	755	826	865	892	838	1,011	950
Professional and other	2,555	3,034	2,556	2,690	2,546	3,149	2,615	2,709
Total revenue	104,464	104,536	94,988	100,563	95,519	98,071	94,451	88,981
Cost of revenue	46,518	46,311	42,115	39,927	37,506	38,111	37,340	35,364
Gross profit	57,946	58,225	52,873	60,636	58,013	59,960	57,111	53,617
Operating expense:
Product development	16,108	17,528	15,941	14,841	13,641	13,232	11,727	12,038
Sales and marketing	27,593	29,949	28,030	25,991	23,902	25,166	23,924	22,902
General and administrative	16,011	15,443	16,819	20,929	15,730	15,554	12,819	16,507
Total operating expense	59,712	62,920	60,790	61,761	53,273	53,952	48,470	51,447
Operating (loss) income	(1,766)	(4,695)	(7,917)	(1,125)	4,740	6,008	8,641	2,170
Interest expense and other, net	(333)	(345)	(204)	(222)	(156)	(236)	(596)	(89)
Net (loss) income before income taxes	(2,099)	(5,040)	(8,121)	(1,347)	4,584	5,772	8,045	2,081
Income tax (benefit) expense	(2,209)	(1,783)	(1,830)	(511)	2,406	(7,114)	3,435	1,063
Net income (loss)	$110	$(3,257)	$(6,291)	$(836)	$2,178	$12,886	$4,610	$1,018
Net income (loss) per share:
Basic	$0.00	$(0.04)	$(0.08)	$(0.01)	$0.03	$0.17	$0.06	$0.01
Diluted	$0.00	$(0.04)	$(0.08)	$(0.01)	$0.03	$0.17	$0.06	$0.01
The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended,
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(as a percentage of total revenue)
Revenue:
On demand	97.0%	96.4%	96.4%	96.5%	96.4%	95.9%	96.1%	95.9%
On premise	0.6	0.7	0.9	0.9	0.9	0.9	1.1	1.1
Professional and other	2.4	2.9	2.7	2.6	2.7	3.2	2.8	3.0
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue:
Software and services	44.5	44.3	44.3	39.7	39.3	38.9	39.5	39.7
Gross profit	55.5	55.7	55.7	60.3	60.7	61.1	60.5	60.3
Operating expense:
Product development	15.4	16.8	16.8	14.8	14.3	13.5	12.4	13.5
Sales and marketing	26.4	28.6	29.5	25.8	25.0	25.7	25.4	25.7
General and administrative	15.4	14.8	17.7	20.8	16.4	15.9	13.6	18.7
Total operating expenses	57.2	60.2	64.0	61.4	55.7	55.1	51.4	57.9
Operating (loss) income	(1.7)	(4.5)	(8.3)	(1.1)	5.0	6.0	9.1	2.4
Interest expense and other, net	(0.3)	(0.3)	(0.2)	(0.2)	(0.1)	(0.2)	(0.6)	(0.1)
Net (loss) income before taxes	(2.0)	(4.8)	(8.5)	(1.3)	4.9	5.8	8.5	2.3
Income tax (benefit) expense	(2.1)	(1.7)	(1.9)	(0.5)	2.5	(7.3)	3.6	1.2
Net income (loss)	0.1%	(3.1)%	(6.6)%	(0.8)%	2.4%	13.1%	4.9%	1.1%
Reconciliation of Quarterly Non-GAAP Financial Measures
Our investor and analyst presentations include Adjusted EBITDA. We define this metric as net (loss) income plus acquisition-related and other deferred revenue adjustments, depreciation and asset impairment, loss on sale of assets, amortization of intangible assets, net interest expense; income tax (benefit) expense, stock-based compensation expense, any impact related to Yardi litigation (including related insurance litigation and settlement costs) and acquisition-related expense. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•
it is useful to exclude certain non-cash charges, such as depreciation and asset impairment, amortization of intangible assets and stock-based compensation and non-core operational charges, such as acquisition-related expenses and any impact related to the Yardi litigation (including related insurance litigation and settlement costs), from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be; and

•
it is useful to include deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience in determining the settlement of the contractual obligation in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense.

We use Adjusted EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance, for planning purposes, including the preparation of our annual operating budget, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
We do not place undue reliance on Adjusted EBITDA as our only measure of operating performance. Adjusted EBITDA should not be considered as a substitute for other measures of liquidity or financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do, that they do not reflect our capital expenditures or future requirements for capital expenditures and that they do not reflect changes in, or cash requirements for, our working capital. We compensate for the inherent limitations associated with using the Adjusted EBITDA measures through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, (loss) net income.
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the eight fiscal quarters ended December 31, 2014:

	Three Months Ended,
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
Net income (loss)	$110	$(3,257)	$(6,291)	$(836)	$2,178	$12,886	$4,610	$1,018
Acquisition-related and other deferred revenue	(290)	(392)	(207)	1,324	922	1,793	—	2
Depreciation, loss on disposal and impairment of assets	5,377	5,121	4,581	4,209	3,925	3,400	3,398	3,688
Amortization of intangible assets	5,746	5,857	5,486	5,315	5,001	4,242	4,292	4,113
Interest expense, net	337	349	207	224	228	236	606	357
Income tax (benefit) expense	(2,209)	(1,783)	(1,830)	(511)	2,406	(7,114)	3,435	1,063
Litigation related expense	31	39	168	4,677	330	278	(353)	406
Stock-based compensation expense	8,256	9,536	10,033	9,225	8,655	7,736	6,061	7,245
Acquisition-related expense	(111)	860	357	881	1,156	288	(949)	2,774
Adjusted EBITDA	$17,247	$16,330	$12,504	$24,508	$24,801	$23,745	$21,100	$20,666
Liquidity and Capital Resources
Our primary sources of liquidity as of December 31, 2014 consisted of $26.9 million of cash and cash equivalents, a remaining $180.0 million available under our revolving line of credit and $47.7 million of current assets less current liabilities (excluding $26.9 million of cash and cash equivalents and $73.5 million of deferred revenue).
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
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents) and our cash flow from operations will be sufficient to fund our operations and planned capital expenditures and service our debt obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. As of December 31, 2014, we have federal and state net operating loss carryforwards of $183.8 million and $7.3 million, respectively. These carryforwards may be available to offset potential payments of future federal and state income tax liabilities and, if unused, expire at various dates through 2033 for both federal and state income tax purposes.

The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$69,972	$69,209	$58,412
Net cash used in investing activities	(79,269)	(62,108)	(32,776)
Net cash provided by (used in) financing activities	1,778	(6,349)	(43,054)
Net Cash Provided by Operating Activities
In 2014, we generated $70.0 million of net cash from operating activities representing an increase compared to 2013. Our net cash from operating activities consisted of our net loss of $10.3 million, net non-cash charges of $68.8 million and an increase in cash flows from working capital of $11.5 million. The increase in cash flows from working capital is due to an increase in deferred revenue of $8.4 million, an increase in accounts payable and accrued liabilities of $3.8 million, a decrease in accounts receivable of $1.9 million and an increase in other liabilities of $0.3 million. These changes were partially offset by an increase in other assets of $2.9 million.
In 2013, we generated $69.2 million of net cash from operating activities representing an increase compared to 2012. Our net cash from operating activities consisted of our net income of $20.7 million, net non-cash charges of $63.0 million, partially offset by a deferred tax benefit of $2.5 million resulting from the reversal of our valuation allowance and a $12.0 million decrease in cash flows from working capital. Use of operating cash flows from working capital activities related to changes in accounts receivable and accrued compensation offset by lower accounts payable.
In 2012, we generated $58.4 million of net cash from operating activities representing an increase compared to 2011. Our net cash from operating activities consisted of our net income of $5.2 million, net non-cash charges of $50.6 million and $0.1 million from changes in cash flows from working capital. Net non-cash charges to income primarily consisted of depreciation, amortization and stock-based compensation expense. The $0.1 million provided by cash flows from working capital was primarily due to a decrease in other assets and increases in deferred revenue and accrued compensation and benefits, offset by increases in accounts receivable and decreases in accounts payable.
Net Cash Used in Investing Activities
In 2014, our investing activities used $79.3 million. Cash used in investing activities included $42.2 million related to our 2014 acquisition activity and $37.1 million for capital expenditures related primarily to investments in technology infrastructure to support growth initiatives. Cash used in investing activities increased as compared to 2013 due to an increase in consideration paid in connection with our acquisition activity in the amount of $13.1 million and an increase in capital expenditures in the amount of $4.1 million.
In 2013, our investing activities used $62.1 million. Cash used in investing activities consisted of acquisition consideration of $28.2 million for our 2013 acquisitions and $33.8 million of capital expenditures related to investments in technology infrastructure to support our growth initiatives. The increase in cash used in investing activities from 2012 relates to the consideration paid, net of cash acquired, for our 2013 acquisitions combined with an increase in capital spending.
In 2012, cash used in investing activities consisted of acquisition consideration of $10.6 million, net of cash acquired, for our 2012 acquisitions and $22.2 million of capital expenditures and intangible asset purchases. The decrease in cash used in investing activities for 2012 relates to lower acquisition related payments in 2012 compared to 2011.
Capital expenditures as of December 31, 2014, 2013 and 2012 were primarily related to investments in technology infrastructure to support our growth initiatives.
Net Cash Used in Financing Activities
Our financing activities resulted in a net $1.8 million increase in cash in 2014. Cash provided by financing activities during 2014 primarily consisted of borrowings, net of payments, on our revolving line of credit of $20.0 million and $5.5 million in net proceeds related to issuances of common stock under our stock-based compensation plans. These proceeds were partially offset by expenditures of $15.5 million related to the re-acquisition of common stock under the stock repurchase program, $6.4 million in payments of acquisition-related contingent consideration, expenditures related to the origination of our 2014 revolving line of credit in the amount of $1.2 million and capital lease payments of $0.6 million.
Our financing activities used $6.3 million in 2013. Cash used by financing activities during 2013 was primarily related to payments of $10.0 million on our revolving line of credit, capital lease payments of $0.5 million and $1.5 million in payments of acquisition-related contingent consideration. These changes were partially offset by $5.7 million in net proceeds from issuances of common stock under our stock-based compensation plans.

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
Contractual Obligations, Commitments and Contingencies
The following table summarizes, as of December 31, 2014, our minimum payments for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Secured revolving credit facility (1)	$20,000	$—	$—	$—	$20,000
Capital (finance) leases	882	588	294	—	—
Operating lease obligations(2)	34,658	11,838	18,127	4,693	—
Acquisition-related liabilities(3)	13,952	4,114	9,838	—	—
	$69,492	$16,540	$28,259	$4,693	$20,000

(1)	Amounts borrowed on the secured revolving credit facility are due at maturity, September 30, 2019.

(2)	Net of sublease income

(3)	We have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2016.
Long-Term Debt Obligations
On September 30, 2014, we entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments in an aggregate principal amount of up to $150.0 million, plus an amount that would not cause our consolidated net leverage ratio to exceed 3.25 to 1.00. Advances under the credit facility may be voluntarily prepaid and re-borrowed. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75%. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50% or one month LIBOR plus 1.00%. In each case, the applicable margin is determined based upon our consolidated net leverage ratio. The interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR rate. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity, September 30, 2019. The credit facility is secured by substantially all of the Company’s assets and certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the credit facility.
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
The previous credit facility was amended in May and June 2014 to permit us to repurchase $75.0 million of our common stock, subject to certain conditions; modify certain of the financial covenants we were subject to under the agreement and permit the acquisition of Kigo as a "Permitted Acquisition", as defined in the credit facility.
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
Our credit facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Our credit facility additionally contains customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous fiscal consecutive quarters' consolidated EBITDA to our interest expense, is to be not less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, is not to be greater than 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. As of December 31, 2014, we were in compliance with the covenants under our credit facility.
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
Share Repurchase Program
Our Board of Directors approved a $50.0 million initial share repurchase program during the second quarter of 2014 and continuing for a period of up to one year. During 2014, we repurchased 966,595 shares of our common stock at a weighted average cost of $16.06 per share and a total cost of approximately $15.5 million.
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
We had cash and cash equivalents of $26.9 million and $34.5 million at December 31, 2014 and 2013, respectively.
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
We had amounts outstanding under the revolving credit facility of $20.0 million at December 31, 2014. We had no amounts outstanding under the revolving credit facility at December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
RealPage, Inc.

We have audited the accompanying consolidated balance sheets of RealPage, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index under Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RealPage, Inc. at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 2, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
RealPage, Inc.
We have audited RealPage, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework)(the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, RealPage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, the related consolidated statements of operations, comprehensive (loss) income, and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 2, 2015

RealPage, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$26,936	$34,502
Restricted cash	85,543	71,941
Accounts receivable, less allowance for doubtful accounts of $2,363 and $914 at December 31, 2014 and 2013, respectively	64,845	66,635
Deferred tax asset, net	10,996	3,284
Other current assets	9,495	7,453
Total current assets	197,815	183,815
Property, equipment and software, net	72,616	54,775
Goodwill	193,378	152,422
Identified intangible assets, net	100,085	108,815
Deferred tax asset, net	2,537	—
Other assets	5,059	3,386
Total assets	$571,490	$503,213
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,830	$11,978
Accrued expenses and other current liabilities	22,905	23,122
Current portion of deferred revenue	73,485	66,085
Customer deposits held in restricted accounts	85,489	71,910
Total current liabilities	196,709	173,095
Deferred revenue	6,903	5,671
Deferred tax liability, net	5,196	1,379
Revolving credit facility	20,000	—
Other long-term liabilities	13,902	8,564
Total liabilities	242,710	188,709
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 83,211,650 and 80,511,791 shares issued and 79,037,351 and 78,433,626 shares outstanding at December 31, 2014 and 2013, respectively	83	81
Additional paid-in capital	437,664	390,854
Treasury stock, at cost: 4,174,299 and 2,078,165 shares at December 31, 2014 and 2013, respectively	(33,398)	(11,183)
Accumulated deficit	(75,360)	(65,086)
Accumulated other comprehensive loss	(209)	(162)
Total stockholders’ equity	328,780	314,504
Total liabilities and stockholders’ equity	$571,490	$503,213
See accompanying notes

RealPage, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
On demand	$390,622	$362,312	$306,400
On premise	3,094	3,691	5,216
Professional and other	10,835	11,019	10,556
Total revenue	404,551	377,022	322,172
Cost of revenue	174,871	148,321	128,562
Gross profit	229,680	228,701	193,610
Operating expense:
Product development	64,418	50,638	48,177
Sales and marketing	111,563	95,894	76,992
General and administrative	69,202	60,610	56,993
Total operating expense	245,183	207,142	182,162
Operating (loss) income	(15,503)	21,559	11,448
Interest expense and other, net	(1,104)	(1,077)	(2,046)
(Loss) income before income taxes	(16,607)	20,482	9,402
Income tax (benefit) expense	(6,333)	(210)	4,219
Net (loss) income	$(10,274)	$20,692	$5,183
Net (loss) income per share attributable to common stockholders
Basic	$(0.13)	$0.28	$0.07
Diluted	$(0.13)	$0.27	$0.07
Weighted average shares used in computing net (loss) income per share attributable to common stockholders
Basic	76,991	74,962	71,838
Diluted	76,991	76,187	74,002

See accompanying notes

RealPage, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(10,274)	$20,692	$5,183
Other comprehensive loss – foreign currency translation adjustment	(47)	(54)	(51)
Comprehensive (loss) income	$(10,321)	$20,638	$5,132

RealPage, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance as of January 1, 2012	73,116	$73	$316,964	$(57)	$(90,961)	(414)	$(3,138)	$222,881
Exercise of stock options	2,389	4	12,061	—	—	—	—	12,065
Issuance of restricted stock	1,508	—	—	—	—	(772)	(3,185)	(3,185)
Stock-based compensation		—	18,178	—	—	—	—	18,178
Foreign currency translation	—	—	—	(51)	—	—	—	(51)
Net income	—	—	—	—	5,183	—	—	5,183
Balance as of December 31, 2012	77,013	77	347,203	(108)	(85,778)	(1,186)	(6,323)	255,071
Exercise of stock options	1,557	—	10,604	—	—	—	—	10,604
Issuance of restricted stock	1,847	4	—	—	—	(892)	(4,860)	(4,856)
Issuance of common stock	95	—	3,350	—	—	—	—	3,350
Stock-based compensation	—	—	29,697	—	—	—	—	29,697
Foreign currency translation	—	—	—	(54)	—	—	—	(54)
Net income	—	—	—	—	20,692	—	—	20,692
Balance as of December 31, 2013	80,512	81	390,854	(162)	(65,086)	(2,078)	(11,183)	314,504
Exercise of stock options	908	—	9,912	—	—	—	—	9,912
Issuance of restricted stock	1,758	2	—	—	—	(1,130)	(6,694)	(6,692)
Issuance of common stock	34	—	—	—	—	—	—	—
Treasury stock purchased, at cost	—	—	—	—	—	(966)	(15,521)	(15,521)
Stock-based compensation	—	—	37,050	—	—	—	—	37,050
Excess tax benefit from stock options	—	—	2,248	—	—	—	—	2,248
Acquisition-related contingent consideration	—	—	(2,400)	—	—	—	—	(2,400)
Foreign currency translation	—	—	—	(47)	—	—	—	(47)
Net loss	—	—	—	—	(10,274)	—	—	(10,274)
Balance as of December 31, 2014	83,212	$83	$437,664	$(209)	$(75,360)	(4,174)	$(33,398)	$328,780
See accompanying notes.

RealPage, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(10,274)	$20,692	$5,183
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	41,306	31,745	32,469
Deferred tax (benefit) expense	(7,891)	(2,503)	2,624
Stock-based compensation	37,050	29,697	18,178
Excess tax benefit from stock options	(2,248)	—	—
Loss on disposal and impairment of assets	386	314	568
Acquisition-related contingent consideration	173	1,284	(722)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	1,929	(13,669)	(7,681)
Customer deposits	(23)	—	50
Other current assets	(2,340)	(341)	3,775
Other assets	(592)	(330)	(359)
Accounts payable	1,821	1,765	(2,763)
Accrued compensation, taxes and benefits	1,964	(1,259)	2,505
Deferred revenue	8,443	969	3,977
Other current and long-term liabilities	268	845	608
Net cash provided by operating activities	69,972	69,209	58,412
Cash flows from investing activities:
Purchases of property, equipment and software	(37,062)	(32,952)	(18,774)
Acquisition of businesses, net of cash acquired	(41,947)	(28,229)	(10,627)
Intangible asset additions	(260)	(927)	(3,375)
Net cash used in investing activities	(79,269)	(62,108)	(32,776)
Cash flows from financing activities:
Proceeds from revolving credit facility	68,572	—	—
Payments on revolving credit facility	(48,572)	(10,000)	(40,312)
Deferred financing costs	(1,188)	—	—
Payments on capital lease obligations	(562)	(548)	(65)
Payments of deferred acquisition-related consideration	(6,419)	(1,549)	(11,557)
Issuance of common stock	9,914	10,608	12,065
Excess tax benefit from stock options	2,248	—	—
Purchase of treasury stock	(22,215)	(4,860)	(3,185)
Net cash provided by (used in) financing activities	1,778	(6,349)	(43,054)
Net (decrease) increase in cash and cash equivalents	(7,519)	752	(17,418)
Effect of exchange rate on cash	(47)	(54)	(51)
Cash and cash equivalents:
Beginning of period	34,502	33,804	51,273
End of period	$26,936	$34,502	$33,804

Supplemental cash flow information:
Cash paid for interest	$814	$974	$1,584
Cash paid for income taxes, net of refunds	$512	$525	$510
Non-cash investing activities:
Accrued fixed assets	$607	$779	$272
Non-cash financing activities:
Fixed assets acquired under capital lease	$—	$1,976	$—
See accompanying notes.

RealPage, Inc.
Notes to Consolidated Financial Statements
1. The Company
RealPage, Inc., a Delaware corporation, and its subsidiaries, (the “Company” or “we” or “us”) is a provider of property management solutions that enable owners and managers of single family and a wide variety of multifamily rental property types to manage their marketing, pricing, screening, leasing, accounting, purchasing and other property operations. Our on demand software solutions are delivered through an integrated software platform that provides a single point of access and a shared repository of prospect, renter and property data. By integrating and streamlining a wide range of complex processes and interactions among the rental housing ecosystem of owners, managers, prospects, renters and service providers, our platform optimizes the property management process and improves the experience for all of these constituents. Our solutions enable property owners and managers to optimize revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheets as of December 31, 2014 and 2013 and the accompanying consolidated statements of operations, comprehensive (loss) income and cash flows for each of the three years ended December 31, 2014, 2013, and 2012 represent our financial position, results of operations and cash flows as of and for the periods then ended. The consolidated financial statements include the accounts of RealPage, Inc. and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the years ended December 31, 2014, 2013, and 2012 was earned in the United States.
Net long-lived assets held were $66.5 million and $51.5 million in the United States, and $6.1 million and $3.3 million in our international subsidiaries at December 31, 2014 and 2013, respectively.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; fair value measurements; purchase accounting allocations and contingent consideration; revenue and deferred revenue and related reserves; stock-based compensation and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates.
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

Concentrations of credit risk with respect to accounts receivable result from substantially all of our customers being in the multifamily rental housing market. Our customers, however, are dispersed across different geographic areas. We do not require collateral from customers. We maintain an allowance for losses based upon the expected collectability of accounts receivable. Accounts receivable are written off upon determination of non-collectability following established Company policies based on the aging from the accounts receivable invoice date.
No single customer accounted for 10% or more of our revenue or accounts receivable for the years ended December 31, 2014, 2013 or 2012. Revenues for our largest customer were 4.9%, 3.4% and 2.2% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Fair Value Measurements
We measure certain financial assets and liabilities at fair value pursuant to a fair value hierarchy based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. See additional discussion of our fair value measurements at Footnote 14.
Accounts Receivable
For several of our solutions, we invoice customers prior to the period in which service is provided. Accounts receivable represent trade receivables from customers when we have invoiced for software solutions and/or services and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer canceling prior to the service being rendered. As a result, a portion of our allowance is for services not yet rendered and, therefore, is classified as an offset to deferred revenue, which does not have an effect on the statement of operations. In evaluating the sufficiency of the allowance for doubtful accounts we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. For certain transactions, we have met the requirements to recognize income in advance of physically invoicing the customer. In these instances, we record unbilled receivables for the amount that will be due from the customer upon invoicing. Receivable balances are charged off when all collection efforts have failed and management determines the balance is uncollectable. In the case of balances relating to services not yet rendered, the balance is charged off when the customer cancels the service or when we determine that the invoiced service will no longer be provided, whichever occurs first. During the years ended December 31, 2014, 2013 and 2012, we incurred bad debt expense of $1.5 million, $2.1 million and $0.8 million, respectively.
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
Business Combinations
When we acquire businesses, we allocate the total consideration paid to the fair value of the tangible assets, liabilities and identifiable intangible assets acquired. Any residual purchase consideration is recorded as goodwill. The allocation of the purchase price requires our management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, in particular with respect to identified intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of these estimates. We include the fair value of contingent consideration to be paid within the total consideration allocated to the fair value of the assets acquired and liabilities assumed. This requires us to make estimates regarding the fair value of the amounts to be paid. Additionally, we, at times, provide for the payment of additional cash consideration to the extent certain targets are achieved in the future. The fair value of this contingent consideration is based on significant estimates and is initially recorded as purchase price. To the extent the fair value changes prior to distribution, these changes are reflected in the Consolidated Statement of Operations. We expense acquisition-related costs as incurred rather than including as a component of purchase price.
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
Goodwill and Other Intangible Assets with Indefinite Lives
We test goodwill and other intangible assets with indefinite lives for impairment separately on an annual basis in the fourth quarter of each year. Additionally, we will test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. The events and circumstances that we consider include, but are not limited to, significant under-performance relative to projected future operating results and significant changes in our overall business and/or product strategies.
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
There was no impairment of goodwill indicated in 2014, 2013 or 2012. During 2014, we recognized an impairment of the MyNewPlace trade name in the amount of $0.3 million. Other than this trade name, no impairment of other intangible assets was indicated in 2014. No impairment of other intangible assets was indicated in 2013 or 2012.
Intangible Assets
Intangible assets consist of acquired developed product technologies, acquired customer relationships, vendor relationships and trade names. We record intangible assets at fair value and amortize those with finite lives over the shorter of the contractual life or the estimated useful life. We estimate the useful lives of acquired developed product technologies and customer relationships based on factors that include the planned use of each developed product technology and the expected pattern of future cash flows to be derived from each developed product technology and existing customer relationships. Estimated useful lives for finite-lived intangible assets consist of the following:

Developed technologies	3 years
Customer relationships	1-10 years
Vendor relationships	7 years

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
We may recognize a tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. There were no identified tax benefits that were considered uncertain positions at December 31, 2014 and 2013.
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
Revenue Recognition
We derive our revenue from three primary sources: our on demand software solutions, our on premise software solutions and professional and other services. We commence revenue recognition when all of the following conditions are met:

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
For multi-element arrangements that include multiple software solutions and/or services, we allocate arrangement consideration to all deliverables that have stand-alone value based on their relative selling prices. In such circumstances, we utilize the following hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows:

•	Vendor specific objective evidence ("VSOE"), if available. The price at which we sell the element in a separate stand-alone transaction;

•	Third-party evidence of selling price ("TPE"), if VSOE of selling price is not available. Evidence from us or other companies of the value of a largely interchangeable element in a transaction; and

•	Estimated selling price ("ESP"), if neither VSOE nor TPE of selling price is available. Our best estimate of the stand-alone selling price of an element in a transaction.
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
As part of our risk mitigation services to the rental housing industry, we act as an insurance agent and derive commission revenue from the sale of insurance products to individuals. The commissions are based upon a percentage of the premium that the insurance company charges to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. If the policy is cancelled, our commissions are forfeited as a percent of the unearned premium. As a result, we recognize the commissions related to these services ratably over the policy term as the associated premiums are earned. Our contract with our underwriting partner provides for contingent commissions to be paid to us in accordance with the agreement. This agreement provides for a calculation that considers, on the policies sold by us, earned premiums less i) earned agent commissions; ii) a percent of premium retained by our underwriting partner; iii) incurred losses and iv) profit retained by our underwriting partner during the time period. Our estimate of contingent commission revenue considers historical loss experience on the policies sold by us.
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
Stock-Based Compensation
We record stock-based compensation expense for options granted to employees based on the estimated fair value for the awards. We estimate the fair value of time-based vesting awards using the Black-Scholes option pricing model on the date of grant and the associated expense is recognized over the requisite service period, which is generally the vesting period, on a straight-line basis.
The fair value of market-based vesting awards is estimated using a discrete model based on multiple stock price-paths developed through the use of Monte Carlo simulation. Expense associated with market-based awards is recognized over the requisite service period on a straight-line basis. We estimate the requisite service period based on the median of the distribution of share price-paths on which the market condition is satisfied.
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
Changes to the assumptions underlying the above models may have a significant impact on the underlying value of the stock options, which could have a material impact on our consolidated financial statements.
We have granted stock options at exercise prices believed to be equal to the fair market value of our common stock, as of the grant date. The fair value of our time-based restricted stock awards is based on the closing price on the date of grant.
Capitalized Product Development Costs
We capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to external users, as well as software programs to be used solely to meet our internal needs. The costs incurred in the preliminary stages of development related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including costs of materials, services and payroll and payroll-related costs for employees, are capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three to five years. Our management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2014, 2013 or 2012.
Advertising Expenses
Advertising costs are expensed as incurred and totaled $15.1 million, $11.4 million and $10.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued compensation, payroll taxes and benefits	$10,317	$8,145
Current portion of liabilities related to acquisitions	3,905	4,216
Other current liabilities	8,683	10,761
Total accrued expenses and other current liabilities	$22,905	$23,122
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
3. Acquisitions
2014 Acquisitions
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”). InstaManager is a software-as-a-service vacation rental booking engine used by professional managers of vacation rental properties. InstaManager offers marketing websites, online pricing and availability, online booking, automated reservations, payment processing and insurance sales. The acquisition of InstaManager expanded our product offerings to include property management software for the vacation rental market. We acquired InstaManager for a purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date, and additional cash payments totaling up to $7.0 million contingent upon meeting certain revenue targets for the years ended March 31, 2015 and March 31, 2016. The initial fair value of the deferred and contingent cash payments was $0.8 million and $2.4 million, respectively. The fair value of the deferred cash payments was estimated based on the present value, as of the date of acquisition, of anticipated future payments. The fair value of the contingent cash payments was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets and is evaluated quarterly. This acquisition was financed from cash flows provided by operations. Acquired intangibles were recorded at their estimated fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating InstaManager into our existing operating structure. The aggregate fair value of the contingent cash payments was $2.3 million at December 31, 2014. During the year ended December 31, 2014 we recognized a net gain of less than $0.1 million due to the changes in the estimated fair value of the contingent cash payments.
In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”). VMM is a software-as-a-service application that facilitates the management of the end-to-end maintenance life cycle for single family and multifamily rental properties and provides property managers visibility into their maintenance costs, manages resources and provides business control for property managers. We integrated VMM into our existing Propertyware products. We acquired the VMM assets for a purchase price of $1.2 million, consisting of a cash payment of $1.0 million at closing, a deferred cash payment of up to $0.2 million payable over two years after the acquisition date, and additional cash payments of up to $2.0 million if certain revenue targets are met for the twelve months ended June 30, 2015 and June 30, 2016. The initial fair value of the deferred and contingent cash payments was $0.2 million and less than $0.1 million, respectively. The fair value of the deferred cash payments was estimated based on the present value, as of the date of acquisition, of anticipated future payments. The fair value of the contingent cash payments was based on management’s estimate of the fair value of the cash payments using a probability weighted discount model on the achievement of certain revenue targets and will be evaluated quarterly. This acquisition was financed from cash flows provided by operations. Acquired intangibles were recorded at their estimated fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years to be amortized on a straight-line basis. Acquired customer relationships have a useful life of five years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating VMM into our existing operating structure and from anticipated synergies with our existing products. The aggregate fair value of the contingent cash payments was less than $0.1 million at December 31, 2014. During the year ended December 31, 2014 we recognized a gain of less than $0.1 million due to the changes in the estimated fair value of the contingent cash payments.
In May 2014, we acquired certain assets from Notivus Multi-Family LLC ("Notivus"). Notivus is a software-as-a-service application that provides an outsourced vendor credentialing solution to assist multifamily owners and managers in the credentialing and ongoing monitoring of its current and prospective vendors, suppliers and independent contractors. We are integrating Notivus into our existing Compliance Depot products. We acquired the Notivus assets for a purchase price of $4.4 million, consisting of a cash payment of $3.6 million at closing and a deferred cash payment of up to $0.8 million payable over two years after the acquisition date. The initial fair value of the deferred cash payment was approximately $0.8 million. The fair value of the deferred cash payments was estimated based on the present value, as of the date of acquisition, of anticipated future payments. This acquisition was financed from cash flows provided by operations. Acquired intangibles were recorded at their estimated fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years to be amortized on a straight-line basis. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating Notivus into our existing operating structure and from anticipated synergies with our existing products.
In June 2014, we acquired all of the issued and outstanding stock of Kigo, Inc. ("Kigo"). Kigo is a software-as-a-service vacation rental booking system based in the United States with operations in Spain. Kigo offers services for vacation rental property management that include vacation rental calendars, scheduling, reservations, accounting, channel management, website design, payment processing and other tasks to aid the management of leads, revenue, resources and lodging calendars. We plan to integrate Kigo with our existing vacation rental products. We acquired Kigo for a purchase price of $36.2 million, consisting of a cash payment of $30.7 million and a deferred cash payment of up to $5.5 million, to be payable over two and a half years after the acquisition date. This acquisition was financed from our revolving line of credit and cash flows provided by operations. Direct acquisition costs were $0.5 million and expensed as incurred. The acquired developed product technologies have a useful life of three years to be amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years, which will be amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating Kigo into our existing operating structure and from anticipated synergies with our existing products. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of this acquisition.
We preliminarily allocated the purchase price for InstaManager, VMM, Notivus and Kigo as follows:

	InstaManager	VMM	Notivus	Kigo
	(in thousands)
Intangible assets:
Developed product technologies	$4,490	$671	$1,840	$2,570
Customer relationships	—	200	—	1,120
Trade names	527	—	—	602
Goodwill	4,135	358	2,852	32,996
Deferred revenue	(33)	—	(156)	—
Net deferred taxes	—	—	—	(495)
Net other assets (liabilities)	55	—	(141)	(547)
Total purchase price	$9,174	$1,229	$4,395	$36,246
2013 Acquisitions
In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL is a leading performance-based marketing company that provides senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We have integrated SFL with our existing senior living software solutions. We acquired SFL for a purchase price of $2.7 million, which consisted of a cash payment of $2.3 million and additional cash payments of $0.2 million each due 6 months and 12 months after the acquisition date. These cash payments were paid in October 2013 and August 2014. This acquisition was financed from cash flows provided by operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years and are amortized on a straight-line basis. Acquired customer relationships have a useful life of five years and are amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were less than $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating SFL into our existing operating structure and from anticipated synergies with our existing products.
In March 2013, we acquired certain assets from Yield Technologies, Inc., including RentSentinel and RentSocial (together, “RentSentinel”). The RentSentinel software-as-a-service platform is a fully featured apartment marketing management solution for the multifamily industry. RentSocial is an apartment search service that simplifies and incorporates the social marketing platform into the process of finding an apartment. We have integrated RentSentinel with our existing LeaseStar product family. We acquired RentSentinel for a purchase price of $10.5 million, which consisted of a cash payment of $7.6 million, an issuance of 72,500 shares of our common stock and two tranches of 36,250 shares of our common stock which are issuable 12 months and 24 months after the acquisition date, respectively. The initial fair value of the shares of common stock issued at acquisition and the contingent shares of common stock were $1.5 million and $1.4 million, respectively. As of December 31, 2014, 33,868 shares had been issued. This acquisition was financed from cash flows provided by operations and our common stock. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years and are amortized on a straight-line basis. Acquired customer relationships have a useful life of nine years and are amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating RentSentinel into our existing operating structure and from anticipated synergies with our existing products.
In October 2013, we acquired substantially all of the operating assets of Windsor Compliance Services, Inc. (“Windsor Compliance”) for a purchase price of $2.7 million, which included a cash payment of $1.3 million at closing and additional cash payments of $1.0 million and $0.5 million due 12 months and 24 months after the acquisition date, respectively, which are contingent on Windsor Compliance providing services to a specified number of units on or before those dates. The first payment of $1.0 million was paid in October 2014. The initial fair value of the cash payments was $1.4 million. The fair value was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of the servicing targets discussed above. Windsor Compliance is a firm specializing in compliance with tax credits and regulations for the affordable housing industry. We plan to integrate Windsor Compliance with our other affordable HUD products. This acquisition was financed from cash flows provided by operations. Acquired intangibles were recorded at fair value based on assumptions made by us. Acquired customer relationships have a useful life of ten years and are amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating Windsor Compliance into our existing operating structure and from anticipated synergies with our existing products.
In October 2013, we acquired all of the issued and outstanding capital stock of MyBuilding Inc. ("MyBuilding") for a purchase price of $6.9 million, consisting of a cash payment of $5.2 million at closing, a deferred cash payment of up to $1.5 million payable over two years after the acquisition date and additional cash payments totaling up to $1.1 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. The initial fair value of the deferred and contingent cash payments were $1.4 million and $0.3 million, respectively. During 2014 a cash payment of $0.7 million was made against the deferred cash payment obligation. The fair value of the deferred cash payments was estimated based on the present value, as of the date of acquisition, of anticipated future payments. The fair value of the contingent cash payments was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets. MyBuilding provides software-as-a-service solutions that facilitate the creation of online communities that connect renters to multifamily property managers, local vendors and other renters. We have integrated Active Building with our Resident Portal software solutions. This acquisition was financed from cash flows provided by operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years and are amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years and are amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade names in the marketplace. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating MyBuilding into our existing operating structure and from anticipated synergies with our existing products. The aggregate fair value of the contingent cash payments was $0.2 million and $0.3 million at December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, we recognized a gain of $0.1 million due to the changes in the estimated fair value of the contingent cash payments. No gain or loss was recognized due to changes in the estimated fair value of the contingent cash payments during the year ended December 31, 2013.
In October 2013, we acquired all of the membership interests of Active Building, LLC ("Active Building") for a purchase price of $14.4 million, consisting of a cash payment of $11.3 million at closing, a deferred cash payment of up to $2.0 million payable over three years after the acquisition date and additional cash payments totaling up to $6.5 million if certain revenue targets are met for the years ended December 31, 2014 and December 31, 2015. The initial fair value of the deferred and contingent cash payments was $1.7 million and $1.4 million, respectively. A deferred cash payment in the amount of $0.7 million was made in November 2014. The fair value of the deferred cash payments was estimated based on the present value, as of the date of acquisition, of anticipated future payments. The fair value of the contingent cash payments was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of certain revenue targets. Active Building provides software-as-a-service solutions that facilitate the creation of online communities that connect renters to multifamily property managers, local vendors and other renters. We have integrated Active Building with our Resident Portal software solutions. This acquisition was financed from cash flows provided by operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years and are amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years and are amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade names in the marketplace. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating Active Building into our existing operating structure and from anticipated synergies with our existing products. The aggregate fair value of the contingent cash payments was $1.6 million and $1.4 million at December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, we recognized a gain of $0.2 million due to the changes in the estimated fair value of the contingent cash payments. No gain or loss was recognized due to changes in the estimated fair value of the contingent cash payments during the year ended December 31, 2013.
We preliminarily allocated the purchase price for SFL, RentSentinel, Windsor Compliance, MyBuilding and Active Building as follows:

	SFL	RentSentinel	Windsor Compliance	MyBuilding	Active Building
	(in thousands)
Intangible assets:
Developed product technologies	$1,406	$4,238	$—	$1,450	$3,850
Customer relationships	161	2,390	1,230	1,000	2,650
Trade names	—	—	—	328	597
Goodwill	1,035	3,633	1,302	5,043	7,198
Deferred revenue	—	(304)	(107)	(258)	—
Net deferred taxes	—	226	—	(813)	—
Net other assets	88	313	226	111	76
Total purchase price, net of cash acquired	$2,690	$10,496	$2,651	$6,861	$14,371
2012 Acquisitions
In January 2012, we acquired substantially all of the operating assets of Vigilan, Incorporated (“Vigilan”). A provider of assisted living software-as-a-service solutions, Vigilan products allow assisted living communities to monitor and schedule detailed care, manage labor costs, provide accurate billing and maintain regulatory compliance through its comprehensive compliance module. This asset acquisition allowed us to integrate Vigilan with existing senior living software solutions to further expand the RealPage Senior Living product solutions. We acquired Vigilan for a purchase price of $5.0 million consisting of a cash payment of $4.0 million and two additional cash payments of up to $0.5 million each due 12 months and 24 months after the acquisition date. The $1.0 million withheld from the purchase consideration was subject to a downward adjustment if certain revenue targets were not met for the six months ended June 30, 2012. Revenue targets were met and the amount was not adjusted. The two additional cash payments were made in 2013 and 2014. This acquisition was financed from cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years and are amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years and are amortized proportionately to the expected discounted cash flows derived from the asset. All direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating Vigilan into our existing operating structure and from anticipated synergies with our existing products.
In July 2012, we acquired all of the issued and outstanding shares of Rent Mine Online, Inc. (“RMO”). The acquisition of RMO expanded our renter referral capabilities into the multifamily residential rental housing market. We acquired RMO for a purchase price consisting of a cash payment of $5.5 million at closing, a deferred cash payment of up to $3.5 million and a contingent deferred earn out payment of up to 300,000 shares of our common stock, payable based on the achievement of certain revenue targets on or before December 31, 2014. In addition, the purchase agreement included a conversion option on the contingent common shares under which the seller can elect to receive, in lieu of common shares, an amount per share equal to the lesser of the average market price or an established threshold, up to one half of the common shares earned. The $3.5 million withheld from the purchase price is subject to a downward adjustment if certain revenue targets were not met as of March 31, 2013. The initial fair value for the future cash payment and the common shares and conversion option were $0.2 million and $0.3 million, respectively. These fair values were based on management’s estimate of the fair value of the cash, common shares and conversion option using a probability weighted discount model on the achievement of certain revenue targets. As of December 31, 2013, 22,000 shares had been issued and a cash payment of $0.7 million had been made. This acquisition was financed using cash flows from operations. Acquired intangibles were recorded at fair value based on assumptions determined by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years which will be amortized proportionately to the expected discounted cash flows derived from the asset. Direct acquisition costs were $0.1 million and expensed as incurred. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition. Goodwill and identified intangible assets are not deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating RMO into our existing operating structure and from anticipated synergies with our existing products. As of December 31, 2013, we recognized a loss of $1.3 million due to changes in the estimated fair value of the cash acquisition-related contingent consideration. As of December 31, 2013, we recognized no income or expense and expense of $0.3 million due to changes in the common shares and the conversion option, respectively. In 2014, the remaining obligations relating to the deferred cash and earn out payments were settled through a cash payment of $0.6 million.
We allocated the purchase price for RMO and Vigilan as follows:

	RMO	Vigilan
	(in thousands)
Intangible assets:
Developed product technologies	$2,460	$1,430
Customer relationships	1,770	1,150
Goodwill	3,439	2,454
Net deferred taxes	(1,502)	—
Net other assets	(410)	(34)
Total purchase price, net of cash acquired	$5,757	$5,000
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for 2014 and 2013 as if the aforementioned acquisitions had occurred at the beginning of each period presented. The pro forma financial information as of December 31, 2014 and 2013, respectively, includes the business combination accounting effects resulting from these acquisitions including $0.8 million and $6.2 million of amortization charges from acquired intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the periods presented, or of future results.

	Year Ended December 31,
	2014 Pro Forma	2013 Pro Forma
	(in thousands, except per share amounts)
	(unaudited)	(unaudited)
Revenue:
On demand	$391,949	$369,362
On premise	3,094	3,691
Professional and other	10,835	11,019
Total revenue	405,878	384,072
Net (loss) income	$(10,746)	$15,980
Net (loss) income per share:
Basic	$(0.14)	$0.21
Diluted	$(0.14)	$0.21
4. Property, Equipment and Software
Property, equipment and software consist of the following:

	December 31,
	2014	2013
	(in thousands)
Leasehold improvements	$22,943	$18,756
Data processing and communications equipment	59,390	47,719
Furniture, fixtures and other equipment	16,254	11,266
Software	51,915	36,750
	150,502	114,491
Less: Accumulated depreciation and amortization	(77,886)	(59,716)
Property, equipment and software, net	$72,616	$54,775
Depreciation and amortization expense for property, equipment and purchased software was $18.9 million, $14.1 million and $13.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. This includes depreciation for assets acquired through capital leases.
The carrying amount of capitalized development costs was $32.5 million and $21.6 million and had accumulated amortization of $10.7 million and $9.0 million at December 31, 2014 and 2013, respectively. The weighted average amortization period for capitalized software development costs was 4.3 years at December 31, 2014. During the years ended December 31, 2014 and 2013 we capitalized $10.9 million and $7.6 million of software development costs. Amortization expense related to capitalized software development costs totaled $1.7 million, $1.0 million and $1.2 million during the years ended December 31, 2014, 2013 and 2012, respectively.
5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill is as follows:

(in thousands)
Balance at January 1, 2013	$134,025
Goodwill acquired	18,211
Other	186
Balance at December 31, 2013	152,422
Goodwill acquired	40,341
Other	615
Balance at December 31, 2014	$193,378
There was no impairment of goodwill indicated in 2014, 2013 or 2012.
Other intangible assets consisted of the following at December 31, 2014 and 2013:

		December 31, 2014			December 31, 2013
	Weighted Average Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	3.2 years	$55,212	$(39,343)	$15,869	$45,014	$(29,952)	$15,062
Customer relationships	9.0 years	86,753	(44,264)	42,489	85,823	(33,503)	52,320
Vendor relationships	4.2 years	5,650	(5,273)	377	5,650	(4,709)	941
Total finite-lived intangible assets	6.7 years	147,615	(88,880)	58,735	136,487	(68,164)	68,323
Indefinite-lived intangible assets:
Trade names		41,350	—	41,350	40,492	—	40,492
Total intangible assets		$188,965	$(88,880)	$100,085	$176,979	$(68,164)	$108,815
During 2014, we recognized an impairment of the MyNewPlace trade name in the amount of $0.3 million. Other than this trade name, no impairment of other intangible assets was indicated in 2014. No impairment of other intangible assets was indicated in 2013 or 2012. We paid $1.1 million and $0.9 million to acquire domain names and other intangible assets.

Amortization of finite-lived intangible assets was $20.7 million, $16.6 million and $18.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the following table sets forth the estimated amortization of intangible assets for the years ending December 31:

(in thousands)
2015	$18,296
2016	13,961
2017	8,236
2018	5,981
2019	5,095
6. Debt
Credit Facility Opened September 2014
On September 30, 2014, we entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments in an aggregate principal amount of up to $150.0 million, plus an amount that would not cause our consolidated net leverage ratio, which is a ratio of the Company’s consolidated funded indebtedness to its consolidated EBIDTA, to exceed 3.25 to 1.00. Advances under the credit facility may be voluntarily prepaid and re-borrowed. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75%. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50% or one month LIBOR plus 1.00%. In each case, the applicable margin is determined based upon our consolidated net leverage ratio. The interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR rate. The credit facility is secured by substantially all of the Company’s assets and certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the credit facility. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity, September 30, 2019.
Our credit facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Our credit facility additionally contains customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous fiscal consecutive quarters' consolidated EBITDA to our interest expense, is to be not less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, is not to be greater than 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. As of December 31, 2014, we were in compliance with the covenants under our credit facility.
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
As of December 31, 2014 and 2013, we had $20.0 million and $0.0 million, respectively, outstanding under our revolving line of credit. As of December 31, 2014, $180.0 million was available under our revolving line of credit of which $10.0 million was available for the issuance of letters of credit. We had unamortized debt issuance costs of $1.3 million and $0.3 million at December 31, 2014 and 2013, respectively.

Previous Credit Facility
Our previous secured revolving credit facility had an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sub-limit of $10.0 million for the issuance of letters of credit on our behalf. At our option, the borrowings accrued interest at a per annum rate equal to either LIBOR or Wells Fargo’s prime rate (or, if greater, the Federal Funds Rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.00% to 2.50%, in the case of LIBOR loans, and 0.00% to 0.25% in the case of prime rate loans, in each case based upon our senior leverage ratio. The interest was due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable 1-, 2-, or 3-month interest period in the case of loans bearing interest at the adjusted LIBOR rate.
In May 2014, we entered into an amendment to the previous credit facility. Under the terms of the amendment, the restrictive covenants were amended to permit us to repurchase up to $75.0 million of our common stock, subject to certain conditions. Additionally, the fixed charge coverage ratio was replaced with a new minimum interest expense coverage ratio and the capital expenditures limitations were increased.
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
7. Stock-based Compensation
Our Amended and Restated 1998 Stock Incentive Plan (“Stock Incentive Plan”) provided for awards which could be granted in the form of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and performance restricted stock. In August 2010 we discontinued issuance of new awards under the Stock Incentive Plan and concurrently adopted the 2010 Equity Incentive Plan ("Equity Incentive Plan"). The Equity Incentive Plan provides for awards which can be may be granted in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares under substantially the same terms as the Stock Incentive Plan.
We also grant awards to our directors, generally in the form of stock options, in accordance with the Board of Directors Policy (“Board Plan”). The options generally vest immediately and have a four-year term. Should a director leave the board, we have the right to repurchase shares as if the options vested on a pro rata basis.
In connection with our acquisition of Multifamily Technology Solutions, Inc. ("MTS"), on August 24, 2011, we assumed 349,693 non-qualified and incentive stock options granted from MTS’s 2005 Equity Incentive Plan (“MTS Plan”) for 96 employees. Assumed options were converted to equivalent stock-based awards of RealPage based on the ratio of our fair market value of stock to the fair market value of MTS’s stock on the acquisition date. The number of shares and ratio of exercise price to market price were equitably adjusted to preserve the intrinsic value of the award as of immediately prior to the acquisition. The conversion was accounted for as a modification which did not result in an incremental increase in the fair value of the assumed option awards. The majority of assumed options vest over a four-year period at a rate of 25% or 20% after one year and then monthly on a straight-line basis thereafter while others vest ratably over a four-year period. Options granted generally are exercisable up to 10 years. No further options will be granted under the MTS Plan.
Our board of directors periodically approves increases to the number of shares of common stock reserved for issuance under the Equity Incentive Plan. At both December 31, 2014 and 2013, 22,134,259 shares of the Company's common stock were reserved for awards under the Equity Incentive Plan. The exercise of stock options and restricted stock units are fulfilled through the issuance of previously authorized but unissued common stock shares.
Total compensation expense related to our stock-based compensation plans was $37.1 million, $29.7 million and $18.2 million, for the years ended December 31, 2014, 2013, and 2012, respectively. During the years ended December 31, 2014, 2013, and 2012 we recognized a tax benefit of $14.0 million, $11.2 million and $6.8 million, respectively. Total unrecognized compensation expense related to our stock-based compensation plans was $57.1 million at December 31, 2014, and is expected to be recognized over a period of 2.0 years. Cash proceeds related to stock-based compensation transactions totaled $9.9 million, $10.6 million and $12.1 million during the years ended December 31, 2014, 2013, and 2012, respectively.
Stock Option Plan
Stock options granted prior to February 2014 under the generally vest over a period of 16 quarters with 75% vesting ratably over 15 quarters and the remaining 25% vesting in the 16th quarter. Beginning in February 2014, stock options granted generally vest ratably over a period of twelve quarters. Awards under the plan generally expire ten years from the date of the grant. All outstanding options were granted at exercise prices equal to or exceeding our estimate of the fair market value of our common stock at the date of grant.

The following table summarizes stock option transactions under our Stock Incentive Plan, Equity Incentive Plan, Board Plan and MTS Plan:

	Number of Shares	Range of Exercise Prices			Weighted Average Exercise Price
Balance, January 1, 2012	7,292,031	$0.91	–	$29.50	$9.95
Granted	1,641,470	17.67	–	24.64	20.09
Exercised	(2,389,704)	0.91	–	27.18	5.05
Forfeited/cancelled	(684,154)	0.94	–	29.50	17.04
Expired	(1,030)	0.94	–	27.18	2.73
Balance, December 31, 2012	5,858,613	0.91	–	29.50	13.97
Granted	2,421,124	19.78	–	25.70	22.20
Exercised	(1,556,865)	0.91	–	25.24	6.81
Forfeited/cancelled	(800,470)	4.28	–	29.50	18.71
Expired	(7,600)	24.03	–	24.64	24.35
Balance, December 31, 2013	5,914,802	0.91	–	29.50	18.56
Granted	1,934,031	15.19	–	21.54	17.68
Exercised	(907,765)	0.91	–	21.60	10.92
Forfeited/cancelled	(1,336,894)	4.28	–	29.50	20.93
Expired	(37,286)	19.78	–	24.64	24.02
Balance, December 31, 2014	5,566,888	0.91	–	29.50	18.89
The below table provides information regarding stock options fully vested and expected to vest outstanding and exercisable at December 31:

	2014		2013
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of options	5,545,427	2,455,134	5,864,340	1,984,472
Weighted-average remaining contractual term (in years)	7.7	6.6	7.9	6.6
Weighted-average exercise price	$18.88	$17.04	$18.53	$14.42
Aggregate intrinsic value	$22,012	$14,704	$32,023	$18,784
The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $8.5 million, $23.3 million and $42.7 million, respectively.
The fair value of each stock option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2014	2013	2012
Risk-free interest rates	1.3%	1.3%	1.0%
Expected option life (in years)	4.4	6.0	6.0
Forfeiture rate	—%	0.9%	0.8%
Dividend yield	—%	—%	—%
Expected volatility	42.8%	48.5%	51.4%
Weighted-average grant date fair value	$6.44	$10.37	$9.78
Risk-free interest rate. This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.
Expected life of the options. This is the period of time that the options granted are expected to remain outstanding.
Forfeiture rate. This is the projected annual rate at which we expect awards to be forfeited in the future.

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
Restricted Stock Awards
Restricted stock is an award that entitles the holder to receive shares of our common stock as the award vests. The fair value of each non-market-based restricted stock award is based on the closing common stock price on the date of grant.
Time-based restricted stock awards:
Time-based restricted stock awards granted prior to February 2014 generally vest ratably over 16 quarters following the date of grant. Beginning in February 2014, restricted stock awards granted generally vest over a period of 12 quarters following the grant date. Compensation expense for time-based restricted stock awards is recognized over the vesting period on a straight-line basis.
A summary of time-based restricted stock awards’ activity is presented in the table below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2012	998,958	$24.54
Granted	1,022,609	19.93
Vested	(426,675)	23.08
Forfeited/cancelled	(233,945)	23.34
Non-vested shares at December 31, 2012	1,360,947	21.58
Granted	1,747,501	22.09
Vested	(712,434)	21.30
Forfeited/cancelled	(305,211)	21.58
Non-vested shares at December 31, 2013	2,090,803	22.10
Granted	1,238,226	17.69
Vested	(1,101,143)	21.18
Forfeited/cancelled	(603,367)	20.36
Non-vested shares at December 31, 2014	1,624,519	20.01
Performance-based restricted stock awards:
We have also granted certain employees performance-based restricted stock awards. These shares vest dependent upon attainment of various levels of performance that equal or exceed targeted levels and generally vest in their entirety one to two years from the date of grant. Compensation expense for performance-based restricted stock awards is recognized based on the probability of achievement of the performance condition.

A summary of performance-based restricted stock awards’ activity is presented in the table below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2012	533,587	$23.39
Granted	270,000	22.93
Vested	(132,791)	12.87
Forfeited/cancelled	(395,539)	27.26
Non-vested shares at December 31, 2012	275,257	22.46
Granted	100,000	21.60
Vested	(31,902)	17.99
Forfeited/cancelled	(273,355)	23.40
Non-vested shares at December 31, 2013	70,000	18.10
Granted	—	—
Vested	—	—
Forfeited/cancelled	(70,000)	18.10
Non-vested shares at December 31, 2014	—	—
Market-based restricted stock awards:
During 2014 we granted certain employees market-based restricted stock awards. The shares were issued in two tranches that become eligible for vesting if the average closing price per share of our common stock equals or exceeds an established threshold for each tranche for twenty consecutive days prior to July 1, 2017. The shares vest quarterly over one year following the date they became eligible for vesting and, if then eligible, shall be fully vested on July 1, 2017.
A summary of performance-based restricted stock awards’ activity is presented in the table below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2013	—	$—
Granted	520,000	11.26
Vested	—	—
Forfeited/cancelled	—	—
Balance at December 31, 2014	520,000	11.26
We estimate the fair value of market-based restricted stock awards using a discrete model to analyze the fair value of the subject shares. The discrete model utilizes multiple stock price-paths, through the use of Monte Carlo simulation, which are then analyzed to determine the fair value of the subject shares. The awards granted during 2014 were valued using the following assumptions:

Risk-free interest rates	1.1%
Expected volatility	43.6%
Risk-free interest rate. We estimated the risk free rate from the 3-year U.S. Treasury strip note yield curve at the valuation date.
Expected volatility. Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We arrived at a volatility rate after considering our expected and historical volatility rates and the volatility rates of publicly traded peers.
Compensation expense related to market-based restricted stock awards is recognized over the requisite service period on a straight-line basis. The requisite service period is a measure of the expected time to reach the respective vesting threshold. We estimated this period by utilizing a Monte Carlo simulation, considering only those stock price-paths in which the threshold was exceeded. The estimated requisite service period for the market-based restricted stock shares issued in 2014 ranges between twelve and seventeen months.
8. Commitments and Contingencies
Lease Commitments

In the first quarter of 2013, we entered into a capital lease agreement for software that expires in 2016. We recognize lease expense on a straight-line basis over the lease term. The assets under capital lease are as follows:

	December 31,
	2014	2013
	(in thousands)
Software	$1,977	$1,977
Less: Accumulated amortization	(1,110)	(565)
Assets under capital lease, net	$867	$1,412
Amortization expense relating to capital leases is included in depreciation expense in the accompanying financial statements. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2014 are as follows:

(in thousands)
2015	$588
2016	294
Thereafter	—
Total minimum lease payments	882
Less amount representing average interest of 2.2%	(15)
867
Less current portion	(575)
Long-term portion	$292
The Company leases office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2020 and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties or equipment. The agreements generally require the Company to pay for executory costs such as real estate taxes, insurance and repairs.
During 2014, the Company entered into sublease agreements for certain of its leased office facilities. These sublease agreements expire through 2017.
Minimum annual rental commitments under non-cancellable operating leases and total minimum rentals to be received under non-cancellable subleases as were as follows at December 31, 2014:

	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
	(in thousands)
2015	$11,838	$201	$11,637
2016	9,495	99	9,396
2017	4,618	74	4,544
2018	4,014	—	4,014
2019	3,460	—	3,460
Thereafter	1,233	—	1,233
	$34,658	$374	$34,284
Certain of the lease agreements contain provisions for future rent increases, rent free periods or periods in which rent payments are reduced (abated). The total amount of rental payments due over the lease term is charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to Deferred Rent Obligation, which is included in accrued expenses and other current liabilities and other long-term liabilities in the accompanying Balance Sheet based on when the expense the deferred rent is expected to be recognize. Rent expense was $11.1 million, $9.7 million and $8.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Income from subleases was $0.1 million for each of the years ended December 31, 2014 and 2013. We had no sublease activity during 2012.
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2014 or 2013.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of December 31, 2014 or 2013.
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
In connection with the Yardi Lawsuit, the Company made claims for reimbursement against each of its primary and excess layer general liability and errors and omissions liability insurance carriers. Each of our primary and excess layer errors and omissions liability insurance carriers other than Homeland Insurance of New York (“Homeland”) reimbursed the Company up to each of its policy limits. On July 19, 2012, we became aware of assertions by one of our primary layer errors and omissions insurance carriers, Ace European Group, Ltd. d/b/a Ace European Group, Barbican Syndicate 1995 at Lloyds (“Ace”), that Ace no longer considered the previously reimbursed $5.0 million payment covered under such policy, and that Ace demanded reimbursement of the $5.0 million payment that it had previously reimbursed to us. On August 12, 2012, our first excess layer errors and omissions insurance carrier, Axis Surplus Insurance Company (“Axis”), informed us that if Ace’s policy is deemed void, then Axis’ first excess layer policy was void on the same basis which would result in the Company’s obligation to reimburse to Axis $5.0 million in payments that Axis had previously reimbursed to us. The Company disputed these assertions by these carriers. Accordingly, on August 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Ace and Axis (the “Ace Lawsuit”) seeking a declaration by the court that Ace and Axis have no right to, and no lawful reason to demand reimbursement of, the amounts paid to the Company’s counsel in connection with the Yardi Lawsuit. On February 25, 2014, RealPage and Axis entered into a confidential settlement and mutual release of claims, as a result of which Axis was dismissed from the Ace Lawsuit. On March 11, 2014, Ace filed its answer, affirmative defenses and counterclaims. On April 1, 2014, RealPage and Ace entered into a confidential settlement agreement and mutual release of claims and on April 7, 2014, the court entered an order granting the joint motion to dismiss all claims and demands asserted in the lawsuit. We expensed $4.7 million, inclusive of the settlements and other related costs in the first quarter of 2014.
We are involved in other litigation matters not listed above but we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related thereto unfold.

9. Stockholders' Equity
The Company's Board of Directors approved a $50.0 million initial share repurchase program during the second quarter of 2014 and continuing for a period of up to one year. During 2014, we repurchased 966,595 shares of our common stock at a weighted average cost of $16.06 per share and a total cost of approximately $15.5 million.
10. Funds Held for Others
In connection with our payment processing services, we collect tenant funds and subsequently remit these tenant funds to our customers after varying holding periods. These funds are settled through our Originating Depository Financial Institution (“ODFI”) custodial accounts at major banks. The ODFI custodial account balances were $83.7 million and $70.1 million at December 31, 2014 and 2013, respectively. The ODFI custodial account balances are included in our consolidated balance sheets as restricted cash. The corresponding liability for these custodial balances is reflected as customer deposits. In connection with the timing of our payment processing services, we are exposed to credit risk in the event of nonperformance by other parties, such as returned checks. We utilize credit analysis and other controls to manage the credit risk exposure. We have not experienced any credit losses to date. Any expected losses are included in our accounts receivable allowances on our consolidated balance sheet.
The ODFI custodial accounts are in the name of, RealPage Payment Processing Services, Inc. (“RPPS”), a bankruptcy-remote, special-purpose entity, that is a wholly owned subsidiary of the Company. We provide processing and administrative services to RPPS through a services agreement.
The obligations of RPPS under the ODFI custodial account agreement are guaranteed by us.
In connection with our renter insurance products, we collect premiums from policy holders and subsequently remit the premium, net of our commission, to the underwriter. We maintain separate accounts for these transactions. We had $1.7 million and $1.5 million in restricted cash for the periods ended December 31, 2014 and 2013, respectively, and $1.7 million and $1.5 million in customer deposits related to these insurance products for periods ended December 31, 2014 and 2013, respectively. We had $0.1 million and $0.4 million in restricted cash and 0.1 million and $0.4 million in customer deposits relating to our utility management solution at December 31, 2014 and 2013.
11. Net (Loss) Income Per Share
Basic net (loss) income per share was computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share was computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 1,273,889, 1,058,334 and 644,299 shares were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the years ended December 31, 2014, 2013, and 2012, respectively.
The following table presents the calculation of basic and diluted net (loss) income per share attributable to common stockholders:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(10,274)	$20,692	$5,183
Denominator:
Basic:
Weighted average common shares used in computing basic net (loss) income per share	76,991	74,962	71,838
Diluted:
Weighted average common shares used in computing basic net (loss) income per share	76,991	74,962	71,838
Add weighted average effect of dilutive securities:
Stock options and restricted stock	—	1,225	2,164
Weighted average common shares used in computing diluted net (loss) income per share	76,991	76,187	74,002
Net (loss) income per common share:
Basic	$(0.13)	$0.28	$0.07
Diluted	$(0.13)	$0.27	$0.07
12. Income Taxes
The domestic and foreign components of (loss) income before provision for income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Domestic	$(18,768)	$19,230	$9,151
Foreign	2,161	1,252	251
Total	$(16,607)	$20,482	$9,402
Our (benefit) provision for income taxes consisted of the following components:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$—	$—	$—
State	437	1,886	1,568
Foreign	550	421	27
Total current taxes	987	2,307	1,595
Deferred:
Federal	(6,611)	(1,832)	3,192
State	(460)	(619)	(574)
Foreign	(249)	(66)	6
Total deferred taxes	(7,320)	(2,517)	2,624
Total income tax (benefit) provision	$(6,333)	$(210)	$4,219
The reconciliation of our income tax (benefit) expense computed at the U.S. federal statutory tax rate to the actual income tax (benefit) expense is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Expense derived by applying the Federal income tax rate to (loss) income before taxes	$(5,813)	$7,169	$3,291
State income tax, net of federal benefit	(177)	607	445
Foreign income tax	(477)	(170)	(55)
Change in valuation allowance	—	(9,087)	—
Benefit of assets not previously recognized	(516)	—	—
Nondeductible expenses	454	644	612
Fair value adjustment on stock acquisition	(28)	487	(251)
Stock-based compensation	223	139	171
Other	1	1	6
	$(6,333)	$(210)	$4,219
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Reserves, deferred revenue and accrued liabilities	$6,392	$6,303
Stock-based compensation	12,238	10,873
Net operating loss carryforwards	22,348	16,106
Total gross deferred tax assets	40,978	33,282
Deferred tax asset valuation allowance	—	(43)
Total deferred tax assets	40,978	33,239
Deferred tax liabilities:
Property, equipment and software	(8,217)	(5,408)
Other	(2,459)	(2,055)
Intangible assets	(21,965)	(23,871)
Total deferred tax liabilities	(32,641)	(31,334)
Net deferred tax assets	$8,337	$1,905
Our management periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. During 2013, we were able to conclude that given our performance, the realization of our deferred tax assets was more likely than not and accordingly reversed valuation allowances of approximately $9.2 million and recorded the reduction in valuation allowances as a tax benefit for the period. The determination of the level of valuation allowance at December 31, 2014 is based on an estimated forecast of future taxable income which includes many judgments and assumptions. Accordingly, it is at least reasonably possible that future changes in one or more assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods
The acquisition of the stock of Kigo, Inc. resulted in an additional net deferred tax liability of $0.5 million. This net liability includes a deferred tax liability of $1.4 million related to intangibles that are not subject to amortization for tax purposes and a deferred tax asset of $1.0 million related to net operating loss carryforwards.
The acquisition of the stock of RentSentinel resulted in an additional net deferred tax asset of $0.2 million. This net asset includes a deferred tax liability of $1.8 million related to intangibles that are not subject to amortization for tax purposes, a deferred tax asset of $2.1 million related to net operating loss carryforwards and other miscellaneous deferred tax liabilities of $0.1 million.

The acquisition of the stock of My Building resulted in an additional net deferred tax liability of $0.8 million. This net liability includes a deferred tax liability of $1.2 million related to intangibles that are not subject to amortization for tax purposes, a deferred tax asset of $0.3 million related to net operating loss carryforwards and other miscellaneous deferred tax assets of $0.1 million.
We have not recognized deferred tax assets of $129.0 million for excess tax benefits that arose directly from tax deductions related to equity compensation greater than amounts recognized for financial reporting. These excess stock compensation benefits will be credited to additional paid-in capital if realized. We use the "with-and-without" method, as described in ASC 740, for purposes of determining when excess tax benefits have been realized. In 2014, we recognized excess stock compensation benefits of $2.2 million and was recorded as additional paid-in capital and offset a portion our current tax liability.
Our largest deferred tax assets are our federal and state net operating loss carryforwards of $183.8 million and $7.3 million respectively. The federal net operating losses will begin to expire in 2020 and the state net operating losses will begin to expire in 2015. Of the total net operating loss carryforwards, approximately $129.2 million is attributable to deductions originating from the exercise of non-qualified employee stock options, the benefit of which will be credited to paid-in capital and the related deferred tax asset when realized.
Net operating losses generated by us are not currently subject to the carryforward limitation in Section 382 of the Internal Revenue Code (“Section 382 limitation”); however, $23.9 million of net operating losses generated by subsidiaries prior to their acquisition by us are subject to the Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2031. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may limit utilization of the federal net operating loss carryforwards.
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
No provision has been made for U.S federal and state income taxes on the undistributed earnings of approximately $3.5 million relating to our foreign subsidiaries as such earnings are expected to be reinvested and are considered permanent in duration. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings in the subsidiaries.
Uncertain Tax Positions
At December 31, 2014 and 2013, we had no unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense, and as of December 31, 2014 and 2013, there were no accrued interest and penalties.
We file consolidated and separate tax returns in the U.S. federal jurisdiction and five foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2011 and are no longer subject to state and local income tax examinations by tax authorities for years before 2010. However, net operating losses from all years continue to be subject to examinations and adjustments for at least three years following the year in which the attributes are used. We are not currently under audit for federal, state or any foreign jurisdictions.
The Company plans to file amended 2013 and 2012 tax returns for selected states to correct certain items that were improperly deducted as detected by the Company subsequent to the initial filings. The primary effect of the amended returns will not result in a current tax liability and will reduce the Company’s NOL deferred tax asset by approximately $1.0 million. The Company’s deferred tax balances presented above have been adjusted for the effects of the planned amended returns.
13. Employee Benefit Plans
In 1998, our board of directors approved a defined contribution plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code. Our 401(k) Plan (“Plan”) covers substantially all employees who meet a minimum service requirement. Under the Plan, we can elect to make voluntary contributions. Contributions of $1.3 million, $0.9 million and $0.9 million were made by us for the years ended December 31, 2014, 2013 and 2012, respectively.

14. Fair Value Measurements
The Company records certain financial liabilities at fair value on a recurring basis. The Company determines fair values based on the price it would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.
The prescribed fair value hierarchy and related valuation methodologies are as follows:

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
The categorization of an asset or liability within the fair value hierarchy is based on the inputs described above and does not necessarily correspond to the Company’s perceived risk of that asset or liability. Moreover, the methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments and non-financial assets and liabilities could result in a different fair value measurement at the reporting date.
Assets and liabilities measured at fair value on a recurring basis:
Contingent consideration obligations: The fair value of contingent consideration obligations is estimated using a probability weighted discount model on the achievement of the conditions upon which the contingent obligation is dependent. The probability of achieving the specified conditions is assessed by applying a Monte Carlo weighted-average model. Inputs into the valuation model include a discount rate specific to the acquired entity, a measure of the estimated volatility and the risk free rate of return. There were no changes in our valuation methodology during the years ended December 31, 2014 and 2013.
Significant unobservable inputs used in the contingent consideration fair value measurements included the following at December 31:

	2014	2013
Discount rates	22.5 - 64.0%	23.3 - 27.2%
Volatility rates	45.0 - 48.0%	58.0%
Risk free rate of return	0.1% - 0.2%	0.1%
In addition to the inputs described above, the fair value estimates consider the projected future operating and financial results for the factor upon which the respective contingent obligation is dependent. The fair value estimates are generally sensitive to changes in these projections. We develop the projected future operating and financial results based on analysis of historical results, market conditions and the expected impact of anticipated changes in our overall business and/or product strategies.
The following table discloses the liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Contingent consideration related to the acquisition of:
Active Building	$1,566	$—	$—	$1,566
MyBuilding	248	—	—	248
InstaManager	2,335	—	—	2,335
VMM	1	—	—	1
	$4,150	$—	$—	$4,150

	Fair value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Contingent consideration related to the acquisition of:
Senior Living	$113	$—	$—	$113
Active Building	1,366	—	—	1,366
MyBuilding	348	—	—	348
	$1,827	$—	$—	$1,827
There were no assets measured at fair value on a recurring basis at December 31, 2014 and 2013. There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the years ended December 31, 2014 and 2013.
The changes in the fair value of Level 3 measurements for the reporting periods are as follows:

(in thousands)
Balance, January 1, 2012	$364
Initial contingent consideration	1,614
Net gain on change in fair value	(151)
Balance, December 31, 2013	1,827
Initial contingent consideration	2,939
Settlements through cash payments	(229)
Net gain on change in fair value	(387)
Balance, December 31, 2014	$4,150
Net gains or losses on the change in the fair value of the contingent consideration obligations are included in the general and administrative line in the accompanying Consolidated Statements of Operations.
There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2014 or 2013.
15. Related Party
Beginning in 2012, Scott S. Ingraham began serving on our board of directors. He is an investor in Zuma Capital Greenville LLC ("ZCG"), which is a minority member of the parent entity from which we acquired certain assets relating to the LevelOne business in November 2010. Pursuant to the LevelOne acquisition agreement, we held back a portion of the purchase price for a period of time in order to ensure payment for any claims that arose post-acquisition, which amount, net of claims and adjustments, was paid in May 2012. ZCG's interest in this pay-out was approximately $0.2 million. Mr. Ingraham also serves on the Board of Trust Managers of Camden Property Trust, one of our larger customers.
16. Selected Quarterly Financial Data (unaudited)

	Three Months Ended,
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
Revenue:
On demand	$101,261	$100,747	$91,606	$97,008	$92,081	$94,084	$90,825	$85,322
On premise	648	755	826	865	892	838	1,011	950
Professional and other	2,555	3,034	2,556	2,690	2,546	3,149	2,615	2,709
Total revenue	104,464	104,536	94,988	100,563	95,519	98,071	94,451	88,981
Gross profit	57,946	58,225	52,873	60,636	58,013	59,960	57,111	53,617
Net (loss) income	110	(3,257)	(6,291)	(836)	2,178	12,886	4,610	1,018
Net (loss) income per share:
Basic and Diluted	$0.00	$(0.04)	$(0.08)	$(0.01)	$0.03	$0.17	$0.06	$0.01

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Under supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992 framework). Based on our evaluation using criteria set by COSO, management concluded internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which is stated in their report included in Part II Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls
There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
REALPAGE, INC.
December 31, 2014
(in thousands)
Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deduction(1)	Balance at End of Year
Year ended December 31:
2012	$979	$1,794	$(1,686)	$1,087
2013	1,087	3,661	(3,834)	914
2014	914	3,676	(2,227)	2,363

(1)	Uncollectable accounts written off, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carrollton, State of Texas, on this 2nd day of March, 2015.

REALPAGE, INC.

By:	/s/ Stephen T. Winn
Stephen T. Winn
Chairman of the Board, Chief Executive Officer
President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen T. Winn Stephen T. Winn	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	3/2/2015

/s/ W. Bryan Hill W. Bryan Hill	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	3/2/2015

/s/ Alfred R. Berkeley Alfred R. Berkeley	Director	3/2/2015

/s/ Peter Gyenes Peter Gyenes	Director	3/2/2015

/s/ Jeffrey T. Leeds Jeffrey T. Leeds	Director	3/2/2015

/s/ Jason A. Wright Jason A. Wright	Director	3/2/2015

/s/ Scott S. Ingraham Scott S. Ingraham	Director	3/2/2015

/s/ Charles F. Kane Charles F. Kane	Director	3/2/2015

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger among the Registrant, multifamily Technology Solutions, Inc., RP Newco IV, Inc. and Shareholder Representative Services LLC as Representative, dated August 22, 2011	8-K	8/23/2011	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated July 29, 2012	S-3	9/13/2012	4.4
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers	S-1	4/29/2010	10.1
10.2	Amended and Restated 1998 Stock Incentive Plan+	S-1	4/29/2010	10.2
10.3	Amended and Restated 1998 Stock Incentive Plan (June 2010) +	S-1	6/7/2010	10.2G
10.4	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	4/29/2010	10.2A, 10.2B, 10.2C, 10.2D
10.5	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	6/7/2010	10.2E, 10.2F, 10.2H
10.6	Form of Director's Nonqualified Stock Option Agreement+	S-1	4/29/2010	10.3
10.7	Form of Notice of Grant of Restricted Shares (Outside Directors) +	S-1	6/7/2010	10.49
10.8	2010 Equity Incentive Plan+	S-1	7/26/2010	10.4
10.9	Amendment No. 1 to 2010 Equity Incentive Plan+	8-K	2/24/2011	10.3
10.10	Amendment No. 2 to 2010 Equity Incentive Plan+	8-K	2/21/2013	10.2
10.11	2010 Equity Incentive Plan, as Amended and Restated June 4, 2014+	DEF-14A	4/17/2014	Appendix A
10.12	Forms of Stock Option Award Agreements and Restricted Stock Award Agreements approved for use under the 2010 Equity Incentive Plan+	S-8	8/17/2010	4.6, 4.7, 4.8, 4.9
10.13	Stand-Alone Stock Option Agreement between the Registrant and Peter Gyenes, dated February 25, 2010+	S-1	4/29/2010	10.7
10.14	Non-Qualified Stock Option Agreement (Second Series) under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated October 27, 2005+	S-1	4/29/2010	10.8
10.15	Non-Qualified Stock Option Agreement (Second Series) under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated February 26, 2009+	S-1	4/29/2010	10.9
10.16	Notice of Stock Option Grant under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated February 25, 2010+	S-1	4/29/2010	10.10
10.17	Notice of Stock Option Grant under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Margot Lebenberg, dated May 12, 2010+	S-1	6/7/2010	10.52
10.18	Form of 2013 Management Incentive Plan+	8-K	2/21/2013	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.19	Form of 2014 Management Incentive Plan+	8-K	2/24/2014	10.1
10.20	Form of 2015 Management Incentive Plan+	8-K	2/23/2015	10.1
10.21	RealPage, Inc. Management Incentive Plan+	DEF-14A	4/17/2014	Appendix B
10.22	Employment Agreement between the Registrant and Stephen T. Winn, dated December 30, 2003+	S-1	4/29/2010	10.11
10.23	Employment Agreement between the Registrant and Timothy J. Barker, dated October 31, 2005+	S-1	4/29/2010	10.12
10.24	Amendment to Employment Agreement between the Registrant and Timothy J. Barker, dated January 1, 2010+	S-1	4/29/2010	10.13
10.25	Employment Agreement between the Registrant and Ashley Chaffin Glover, dated March 3, 2005+	S-1	4/29/2010	10.16
10.26	Employment Agreement between multifamily Internet Ventures, LLC and Dirk D. Wakeham, dated April 12, 2007 and amended April 12, 2007+	S-1	4/29/2010	10.17
10.27	Employment Agreement between the Registrant and Jason Lindwall, dated January 8, 2008+	S-1	6/7/2010	10.50
10.28	Employment Agreement between the Registrant and Margot Lebenberg, dated May 12, 2010+	S-1	6/7/2010	10.51
10.29	Employment Agreement between the Registrant and Kurt Twining, dated July 5, 2011+	10-Q	11/8/2011	10.2
10.30	Employment Agreement 409A Addendum between the Registrant and Stephen T. Winn, dated November 5, 2010+	10-Q	11/5/2010	10.5
10.31	Employment Agreement 409A Addendum between the Registrant and Timothy J. Barker, dated November 5, 2010+	10-Q	11/5/2010	10.6
10.32	Employment Agreement 409A Addendum between the Registrant and Ashley Chaffin Glover, dated November 5, 2010+	10-Q	11/5/2010	10.7
10.33	Employment Agreement 409A Addendum between the Registrant and Dirk Wakeham, dated November 5, 2010+	10-Q	11/5/2010	10.8
10.34	Employment Agreement 409A Addendum between the Registrant and Margot Lebenberg, dated November 5, 2010+	10-Q	11/5/2010	10.9
10.35	Employment Agreement 409A Addendum between the Registrant and Jason Lindwall, dated November 5, 2010+	10-Q	11/5/2010	10.10
10.36	Amended and Restated Employment Agreement between the Registrant and Janine Steiner Jovanovic, dated August 1, 2012+	S-3	9/13/2012	99.1
10.37	Amended and Restated Employment Agreement between the Registrant and William P. Chaney, dated August 1, 2012+	S-3	9/13/2012	99.2
10.38	Employment Agreement between the Registrant and Alex Chang, dated September 7, 2012+	S-3	9/13/2012	99.3
10.39	Form of Stock Bonus Agreement between the Registrant and Stephen T. Winn, dated as of February 24, 2014+	8-K	2/24/2014	10.2
10.40	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and Stephen T. Winn, dated January 1, 2014+	10-K	3/3/2014	10.40
10.41	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and Timothy J. Barker, dated January 1, 2014+	10-K	3/3/2014	10.41
10.42	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and Margot Carter, dated January 1, 2014+	10-K	3/3/2014	10.42
10.43	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and Janine Steiner Jovanovic, dated January 1, 2014+	10-K	3/3/2014	10.43

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.44	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and William Chaney, dated January 1, 2014+	10-K	3/3/2014	10.44
10.45	Employment Agreement between the Registrant and W. Bryan Hill, dated March 24, 2014+	8-K	3/24/2014	10.1
10.46	Amendment No. 1 to Stock Bonus Agreement between the Registrant and Stephen T. Winn, dated as of July 31, 2014+	8-K	8/4/2014	10.1
10.47	Form of Stock Bonus Agreement between the Registrant and each of Margot Carter, W. Bryan Hill, William Chaney and Janine Steiner Jovanovic, dated as of July 31, 2014+	8-K	8/4/2014	10.2
10.48	First Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	1/21/2015	10.1
10.49	Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated July 23, 1999	S-1	4/29/2010	10.39
10.50	First Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated November 29, 1999	S-1	4/29/2010	10.40
10.51	Second Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated January 30, 2006	S-1	4/29/2010	10.41
10.52	Third Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated August 28, 2006	S-1	4/29/2010	10.42
10.53	Fourth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated November 2007	S-1	4/29/2010	10.43
10.54	Fifth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated February 4, 2009	S-1	4/29/2010	10.44
10.55	Sixth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated March 30, 2009	S-1	4/29/2010	10.45
10.56	Lease Agreement between the Registrant and Savoy IBP 8, Ltd., dated August 28, 2006	S-1	4/29/2010	10.46
10.57	First Amendment to Lease Agreement among the Registrant, ARI-International Business Park, LLC, ARI—IBP 1, LLC, ARI—IBP 2, LLC, ARI—IBP 3, LLC, ARI—IBP 4, LLC, ARI—IBP 5, LLC, ARI—IBP 6, LLC, ARI—IBP 7, LLC, ARI—IBP 8, LLC, ARI—IBP 9, LLC, ARI—IBP 11, LLC and ARI—IBP 12, LLC, dated December 28, 2009	S-1	4/29/2010	10.47
10.58	Master Services Agreement between the Registrant and DataBank Holdings Ltd., dated May 31, 2007†	S-1	7/2/2010	10.48
10.59	Credit Agreement by and among the Registrant, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, dated September 30, 2014	10-Q	11/10/2014	10.1
10.60	Collateral Agreement by and among the Registrant, certain of its subsidiaries from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of September 30, 2014	10-Q	11/10/2014	10.2
10.61	Guaranty Agreement made by certain domestic subsidiaries of Registrant in favor of Wells Fargo Bank, National Association, as administrative agent, dated as of September 30, 2014	10-Q	11/10/2014	10.3
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X

+	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith

†
Confidential treatment was granted by the Securities and Exchange Commission for portions of this exhibit. These portions have been omitted from the report and submitted separately to the Securities and Exchange Commission.