Form 10-Q
period 2015-03-31
REALPAGE INC
filed 2015-05-08
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 24, 2015
Common Stock, $0.001 par value	79,566,097

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
REALPAGE, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,787	$26,936
Restricted cash	104,207	85,543
Accounts receivable, less allowance for doubtful accounts of $2,759 and $2,363 at March 31, 2015 and December 31, 2014, respectively	60,805	64,845
Prepaid expenses	8,737	7,647
Deferred tax asset, net	11,089	10,996
Other current assets	1,928	1,848
Total current assets	214,553	197,815
Property, equipment and software, net	73,142	72,616
Goodwill	193,385	193,378
Identified intangible assets, net	94,757	100,085
Deferred tax asset, net	3,952	2,537
Other assets	4,889	5,059
Total assets	$584,678	$571,490
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,647	$14,830
Accrued expenses and other current liabilities	25,250	22,905
Current portion of deferred revenue	72,161	73,485
Customer deposits held in restricted accounts	104,145	85,489
Total current liabilities	217,203	196,709
Deferred revenue	7,000	6,903
Deferred tax liability, net	4,596	5,196
Revolving credit facility	15,000	20,000
Other long-term liabilities	12,135	13,902
Total liabilities	255,934	242,710
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 84,478,005 and 83,211,650 shares issued and 79,671,681 and 79,037,351 shares outstanding at March 31, 2015 and December 31, 2014, respectively	84	83
Additional paid-in capital	449,165	437,664
Treasury stock, at cost: 4,806,324 and 4,174,299 shares at March 31, 2015 and December 31, 2014, respectively	(43,164)	(33,398)
Accumulated deficit	(76,968)	(75,360)
Accumulated other comprehensive loss	(373)	(209)
Total stockholders’ equity	328,744	328,780
Total liabilities and stockholders’ equity	$584,678	$571,490

See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
On demand	$106,460	$97,008
On premise	741	865
Professional and other	3,269	2,690
Total revenue	110,470	100,563
Cost of revenue	47,724	39,927
Gross profit	62,746	60,636
Operating expense:
Product development	17,977	14,841
Sales and marketing	28,951	25,991
General and administrative	18,863	20,929
Total operating expense	65,791	61,761
Operating loss	(3,045)	(1,125)
Interest expense and other, net	(267)	(222)
Loss before income taxes	(3,312)	(1,347)
Income tax benefit	(1,704)	(511)
Net loss	$(1,608)	$(836)
Net loss per share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average shares used in computing net loss per share
Basic	76,956	76,722
Diluted	76,956	76,722
See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net loss	$(1,608)	$(836)
Other comprehensive loss—foreign currency translation adjustment	(164)	(14)
Comprehensive loss	$(1,772)	$(850)
See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2015	83,212	$83	$437,664	$(209)	$(75,360)	(4,174)	$(33,398)	$328,780
Exercise of stock options	54	—	754	—	—	—	—	754
Issuance of restricted stock	1,212	1	—	—	—	(231)	(1,819)	(1,818)
Treasury stock purchase, at cost	—	—	—	—	—	(401)	(7,947)	(7,947)
Stock-based compensation	—	—	10,747	—	—	—	—	10,747
Foreign currency translation	—	—	—	(164)	—	—	—	(164)
Net loss	—	—	—	—	(1,608)	—	—	(1,608)
Balance as of March 31, 2015	84,478	$84	$449,165	$(373)	$(76,968)	(4,806)	$(43,164)	$328,744
See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,608)	$(836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,611	9,504
Deferred tax benefit	(2,108)	(991)
Stock-based compensation	10,747	9,225
Loss on disposal and impairment of assets	1,119	20
Acquisition-related contingent consideration	377	167
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	4,040	4,115
Customer deposits	(8)	(1)
Prepaid expenses and other current assets	(1,176)	(1,209)
Other assets	79	(491)
Accounts payable	170	4,003
Accrued compensation, taxes and benefits	1,372	(1,874)
Deferred revenue	(1,227)	(1,999)
Other current and long-term liabilities	110	3,993
Net cash provided by operating activities	22,498	23,626
Cash flows from investing activities:
Purchases of property, equipment and software	(6,182)	(7,262)
Acquisition of businesses, net of cash acquired	—	(7,179)
Net cash used in investing activities	(6,182)	(14,441)
Cash flows from financing activities:
Payments on revolving credit facility	(5,000)	—
Deferred financing costs	(8)	—
Payments on capital lease obligations	(143)	(139)
Payments of deferred acquisition-related consideration	(1,139)	(720)
Issuance of common stock	755	1,275
Purchase of treasury stock	(9,766)	(1,993)
Net cash used in financing activities	(15,301)	(1,577)
Net increase in cash and cash equivalents	1,015	7,608
Effect of exchange rate on cash	(164)	(14)
Cash and cash equivalents:
Beginning of period	26,936	34,502
End of period	$27,787	$42,096

See accompanying notes.

REALPAGE, INC.
Consolidated Statements of Cash Flows, continued
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental cash flow information:
Cash paid for interest	$180	$158
Cash paid for income taxes, net of refunds	$76	$267
Non-cash investing activities:
Accrued fixed assets	$647	$287

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements and footnotes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are appropriate, conform to those rules and regulations and that the condensed or omitted information is not misleading.
The unaudited consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim period presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.
These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 2, 2015 (“Form 10-K”).
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the three months ended March 31, 2015 and 2014 was earned in the United States.
Net long-lived tangible assets held were $67.6 million and $66.5 million in the United States, and $5.5 million and $6.1 million in our international subsidiaries at March 31, 2015 and December 31, 2014, respectively.
Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; fair value measurements; purchase accounting allocations and contingent consideration; revenue and deferred revenue and related reserves; stock-based compensation and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates. For greater detail regarding these accounting policies and estimates, refer to our Form 10-K.
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

•
Third-party evidence of selling price ("TPE"), if VSOE of the selling price is not available. Evidence from us or other companies of the value of a largely interchangeable element in a transaction; and

•	Estimated selling price ("ESP"), if neither VSOE nor TPE of the selling price is available. Our best estimate of the stand-alone selling price of an element in a transaction.
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
License and subscription fees are composed of a charge billed at the initial order date and monthly or annual subscription fees for accessing our on demand software solutions. The license fee billed at the initial order date is recognized as revenue on a straight-line basis over the longer of the contractual term or the period in which the customer is expected to benefit, which we consider to be three years. Recognition starts once the product has been activated. Revenue from monthly and annual subscription fees is recognized on a straight-line basis over the access period.
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
On Premise Revenue
Revenue from our on premise software solutions consist of an annual term license, which includes maintenance and support. Customers can renew their annual term license for additional one-year terms at renewal price levels. We recognize the annual term license on a straight-line basis over the contract term.
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
Fair Value Measurements
We measure certain financial assets and liabilities at fair value pursuant to a fair value hierarchy based on inputs to valuation techniques that are used to measure fair value which are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. See additional discussion of our fair value measurements at Note 11.
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
No single customer accounted for 10% or more of our revenue or accounts receivable for the three months ended March 31, 2015 or 2014.
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis and ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.
ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 is effective for periods beginning after December 15, 2015, early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material effect on its financial statements.
ASU 2015-03 is intended to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendment is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently assessing the potential impact of this guidance on its financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The effective date for this guidance is January 1, 2017. The guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB voted to propose a one year deferral of the effective date. The proposed deferral may permit early adoption, but would not allow adoption earlier than the original effective date of the standard. We have not yet selected a transition method or period nor have we determined the effect of the standard on our ongoing financial reporting.
3. Acquisitions
2014 Acquisitions
InstaManager
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”). InstaManager is a software-as-a-service vacation rental booking engine used by professional managers of vacation rental properties which offers marketing websites, online pricing and availability, online booking, automated reservations, payment processing and insurance sales. The acquisition of InstaManager expanded our product offerings to include property management software for the vacation rental market.
We acquired InstaManager for a purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date and contingent cash payments totaling up to $7.0 million if certain revenue targets are met for the twelve month periods ending March 31, 2015 and March 31, 2016. The initial fair value of the deferred cash payment and the contingent cash payments was $0.8 million and $2.4 million, respectively. The fair value of the deferred cash payments was estimated based on the present value, as of the date of acquisition, of anticipated future payments. The fair value of the contingent cash payments was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model on the achievement of the specified revenue targets and is evaluated quarterly. Direct acquisition costs were less than $0.1 million and expensed as incurred. This acquisition was financed from cash flows from operations.
Acquired intangibles were recorded at their estimated fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years and are amortized on a straight-line basis. Goodwill and identified intangibles associated with this acquisition were deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating InstaManager into our existing operating structure. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition.
We assigned an indefinite useful life to the trade name acquired, as we planned to use the trade name in the marketplace. In March 2015, we completed the integration of InstaManager with another vacation rental software business subsequently acquired and ceased use of the trade name at that time. As a result of this event, we assessed the InstaManager trade name for impairment. See further discussion of this analysis and conclusion at Note 5.
The contingent consideration revenue targets for the twelve month period ending March 31, 2015 were achieved, resulting in a contingent cash obligation of $0.5 million. We anticipate that this obligation will be paid in the second fiscal quarter of 2015. If the underlying revenue targets are met for the twelve months ending March 31, 2016, the related contingent consideration payment is expected to be paid in the second fiscal quarter of 2016. The aggregate fair value of the contingent cash payments was $2.8 million and $2.3 million at March 31, 2015 and December 31, 2014, respectively. During the three months ended March 31, 2015, we recognized a net loss of $0.4 million due to the changes in the estimated fair value of the contingent cash payments. No gain or loss was recognized during the three months ended March 31, 2014.
In February 2015, we made the first deferred cash payment of $0.5 million. The remaining deferred cash payment of $0.5 million, net of any offsetting amounts permitted under the agreement, is expected to be paid in March 2016. At March 31, 2015 and December 31, 2014, the total deferred cash obligation related to the acquisition of InstaManager, net of any adjustments permitted by the underlying agreement, was $0.5 million and $1.0 million, respectively. The deferred cash obligation was carried net of a discount of $0.1 million at March 31, 2015 and December 31, 2014 in the accompanying consolidated balance sheets.
Virtual Maintenance Manager
In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”). VMM is a software-as-a-service application that facilitates the management of the end-to-end maintenance life cycle for single family and multifamily rental properties and provides property managers with enhanced visibility into their maintenance costs, manages resources and provides business control for property managers. We integrated VMM into our existing Propertyware products.
We acquired the VMM assets for a purchase price of $1.2 million, consisting of a cash payment of $1.0 million at closing, a deferred cash payment of up to $0.2 million payable over two years after the acquisition date and contingent cash payments of up to $2.0 million if certain revenue targets are met for the twelve months ending June 30, 2015 and June 30, 2016. The initial fair value of the deferred cash payment and the contingent cash payments was $0.2 million and less than $0.1 million, respectively. The fair value of the deferred cash payments was estimated based on the present value, as of the date of acquisition, of anticipated future payments. The fair value of the contingent cash payments was based on management’s estimate of the fair value of the cash payments using a probability weighted discount model on the achievement of the specified revenue targets and is evaluated quarterly. Direct acquisition costs were less than $0.1 million and expensed as incurred. This acquisition was financed from cash flows from operations.
Acquired intangibles were recorded at their estimated fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of five years, which are amortized proportionately to the expected discounted cash flows derived from the asset. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating VMM into our existing operating structure and from anticipated synergies with our existing products. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition.
The aggregate fair value of the contingent cash payments was zero and less than $0.1 million at March 31, 2015 and December 31, 2014, respectively. During the three months ended March 31, 2015, we recognized a net gain of less than $0.1 million due to changes in the estimated fair value of the contingent cash payments. No gain or loss was recognized during the three months ended March 31, 2014. At March 31, 2015 and December 31, 2014, the total deferred cash obligation related to the acquisition of VMM, net of any adjustments permitted by the underlying agreement, was $0.2 million. The deferred cash obligation was carried net of a discount of less than $0.1 million at March 31, 2015 and December 31, 2014 in the accompanying consolidated balance sheets.
Notivus
In May 2014, we acquired certain assets from Notivus Multi-Family LLC ("Notivus"). Notivus is a software-as-a-service application that provides an outsourced vendor credentialing solution to assist multifamily owners and managers in the credentialing and ongoing monitoring of their current and prospective vendors, suppliers and independent contractors. We subsequently integrated Notivus into our existing Compliance Depot products.
We acquired the Notivus assets for a purchase price of $4.4 million, consisting of a cash payment of $3.6 million at closing and a deferred cash payment of up to $0.8 million payable over two years after the acquisition date. The initial fair value of the deferred cash payment was approximately $0.8 million and was estimated based on the present value, as of the date of acquisition, of anticipated future payments. Direct acquisition costs were less than $0.1 million and expensed as incurred. This acquisition was financed from cash flows from operations.
Acquired intangible assets were recorded at their estimated fair value based on assumptions made by us. The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes and consist largely of the economies of scale expected from integrating Notivus into our existing operating structure and from anticipated synergies with our existing products. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of the acquisition.
At March 31, 2015 and December 31, 2014, the total deferred cash obligation related to the acquisition of Notivus, net of any adjustments permitted by the underlying agreement, was $0.8 million. The deferred cash obligation was carried net of a discount of less than $0.1 million at March 31, 2015 and December 31, 2014 in the accompanying consolidated balance sheets.
Kigo, Inc.
In June 2014, we acquired all of the issued and outstanding stock of Kigo, Inc. ("Kigo"). Kigo is a software-as-a-service vacation rental booking system based in the United States with operations in Spain. Kigo offers services for vacation rental property managers that include vacation rental calendars, scheduling, reservations, accounting, channel management, website design, payment processing and other tasks to aid the management of leads, revenue, resources and lodging calendars. We integrated our existing vacation rental products with Kigo and launched an enhanced version of the software in March 2015.
We acquired Kigo for a purchase price of $36.2 million, consisting of a cash payment of $30.7 million and a deferred cash payment of up to $5.5 million, payable over two and a half years after the acquisition date. Interest is accrued on the deferred cash payments at a rate equal to the one-month London Interbank Offered Rate ("LIBOR") plus a premium of 1.00% and is payable on the date the underlying principal is due. This acquisition was financed from proceeds from our revolving line of credit and cash flows from operations. Direct acquisition costs were $0.5 million and were expensed as incurred.
The acquired developed product technologies have a useful life of three years amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years, which are amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating Kigo into our existing operating structure and from anticipated synergies with our existing products. We included the results of operations of this acquisition in our consolidated financial statements from the effective date of this acquisition.
At March 31, 2015 and December 31, 2014, the total deferred cash obligation related to the acquisition of Kigo, net of any adjustments permitted by the underlying agreement, was $5.4 million.
We allocated the purchase price for InstaManager, VMM, Notivus and Kigo as follows:

	InstaManager	VMM	Notivus	Kigo
	(in thousands)
Intangible assets:
Developed product technologies	$4,490	$671	$1,840	$2,570
Customer relationships	—	200	—	1,120
Trade names	527	—	—	602
Goodwill	4,135	358	2,852	32,996
Deferred revenue	(33)	—	(156)	—
Net deferred taxes	—	—	—	(495)
Net other liabilities	55	—	(141)	(547)
Total purchase price	$9,174	$1,229	$4,395	$36,246
Acquisition Activity Prior to 2014
We completed acquisitions in the years prior to 2014 for which acquisition-related contingent consideration was included in the purchase price and recorded at fair value. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated on a quarterly basis and measured at the estimated fair value based on the probabilities, as determined by management, of achieving the respective targets. This evaluation will be performed until all of the targets have been met or terms of the respective agreements expire. As of March 31, 2015 and December 31, 2014, the aggregate fair value of contingent consideration obligations related to acquisitions completed prior to 2014 was $1.0 million and $1.8 million, respectively. During the three months ended March 31, 2015 and 2014, we recognized a net gain (loss) of $0.1 million and $(0.2) million, respectively, related to the change in fair value of these acquisition-related contingent consideration obligations.
During the three months ended March 31, 2015 and 2014, we paid deferred and contingent cash obligations related to acquisitions completed in years prior to 2014 in the aggregate amount of $0.7 million and $0.9 million, respectively.
Pro Forma Results of Acquisitions
The following table presents pro forma results of operations for the three months ended March 31, 2014 as if the aforementioned acquisitions had occurred at the beginning of the period presented. All of the above acquisitions were held for the entirety of the three months ended March 31, 2015. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax benefit and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the presented period, or of future periods. Pro forma results are presented in thousands, except per share amounts.

March 31, 2014 Pro Forma
Revenue:
On demand	$97,793
On premise	865
Professional and other	2,690
Total revenue	101,348
Net loss	$(1,186)
Net loss per common share
Basic	$(0.02)
Diluted	$(0.02)
4. Property, Equipment and Software
Property, equipment and software consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Leasehold improvements	$23,129	$22,943
Data processing and communications equipment	62,479	59,390
Furniture, fixtures and other equipment	16,968	16,254
Software	54,131	51,915
	156,707	150,502
Less: Accumulated depreciation and amortization	(83,565)	(77,886)
Property, equipment and software, net	$73,142	$72,616
Depreciation and amortization expense for property, equipment and purchased software was $5.0 million and $4.2 million for the three months ended March 31, 2015 and 2014, respectively. This includes amortization related to assets acquired through capital leases.
The carrying amount of capitalized software development costs was $34.5 million and $32.5 million and related accumulated amortization totaled $11.4 million and $10.7 million at March 31, 2015 and December 31, 2014, respectively. Amortization expense related to capitalized software development costs totaled $0.7 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively.
We review in-progress software development projects on a periodic basis to ensure completion is assured and the development work will be placed into service as a new product or product enhancement. In March 2015, we identified four in-process software development projects for which the development work had ceased and it was determined the projects would be abandoned. Our analysis of the capitalized costs resulted in the conclusion that they had no value outside of the respective projects for which they were originally incurred. As a result, we recorded an impairment loss of $0.6 million during the three months ended March 31, 2015 related to these costs. The impairment charge is included in "Product development" in the accompanying Consolidated Statement of Operations.
5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill, in thousands, for the three months ended March 31, 2015 is as follows:

Balance at January 1, 2015	$193,378
Other	7
Balance at March 31, 2015	$193,385
Other intangible assets consisted of the following at March 31, 2015 and December 31, 2014:

		March 31, 2015			December 31, 2014
	Weighted Average Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	3.2 years	$55,308	$(41,533)	$13,775	$55,212	$(39,343)	$15,869
Customer relationships	8.9 years	86,753	(46,834)	39,919	86,753	(44,264)	42,489
Vendor relationships	4.0 years	5,650	(5,399)	251	5,650	(5,273)	377
Total finite-lived intangible assets	6.6 years	147,711	(93,766)	53,945	147,615	(88,880)	58,735
Indefinite-lived intangible assets:
Trade names		40,812	—	40,812	41,350	—	41,350
Total intangible assets		$188,523	$(93,766)	$94,757	$188,965	$(88,880)	$100,085
Amortization of finite-lived intangible assets was $4.9 million and $5.0 million for the three months ended March 31, 2015 and 2014, respectively.
In March 2015, the Company completed the integration of the InstaManager and Kigo platforms into a single solution licensed under the Kigo name. Subsequent to this integration, InstaManager ceased to exist as a separate solution and the

Company discontinued the use of the trade name to market or identify the software. Additionally, subsequent to the integration, the Company ceased use of the trade name in customer-facing communications, removed the dedicated website maintained by the Company for the InstaManager product and ceased separately identifying costs and revenues for Kigo and InstaManager. Due to these changes in circumstance, the Company evaluated the InstaManager trade name for impairment and concluded an impairment in the amount of $0.5 million existed at March 31, 2015. The charge related to this impairment is included in "General and administrative" in the accompanying Consolidated Statements of Operations.
6. Debt
Credit Facility Opened September 2014
On September 30, 2014, the Company entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our consolidated net leverage ratio, which is a ratio of the Company’s consolidated funded indebtedness to its consolidated EBIDTA, to exceed 3.25 to 1.00. Advances under the credit facility may be voluntarily prepaid and re-borrowed. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75%. The base LIBOR rate is, at our discretion, equal to either one, two, three or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50% or one month LIBOR plus 1.00%. In each case, the applicable margin is determined based upon our consolidated net leverage ratio. The interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR. The credit facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the credit facility. We are also required to comply with customary affirmative and negative covenants, as well as a consolidated net leverage ratio and an interest coverage ratio. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity on September 30, 2019.
As of March 31, 2015 and December 31, 2014, we had $15.0 million and $20.0 million, respectively, outstanding principal under our revolving line of credit. As of March 31, 2015, $185.0 million was available under our revolving line of credit of which $10.0 million was available for the issuance of letters of credit. We had unamortized debt issuance costs of $1.2 million and $1.3 million at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we were in compliance with the covenants under our credit facility.
Previous Credit Facility
Our previous secured revolving credit facility had an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. At our option, the borrowings accrued interest at a per annum rate equal to either LIBOR or Wells Fargo’s prime rate (or, if greater, the federal funds rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.00% to 2.50%, in the case of LIBOR loans, and 0.0% to 0.25% in the case of prime rate loans, in each case based upon our senior leverage ratio. The interest was due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable one, two or three month interest period in the case of loans bearing interest at the adjusted LIBOR rate.
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
In June 2014, we entered into a second amendment to the previous credit facility. Under the terms of the amendment, the parties to the credit facility consented to the acquisition of Kigo as a "Permitted Acquisition," as defined in the credit facility, and would be excluded from the calculation of the Aggregated Permitted Acquisition Limit. Additionally, the amendment increased the value of our equipment that could be in the hands of our employees, consultants or customers in the ordinary course of business to $2.5 million and amended the definition of "Aggregate Permitted Acquisition Limit" to $150.0 million, plus an additional $100.0 million if certain conditions are met.
7. Stock-based Compensation
In January 2015, the Company adopted the First Amendment to the Company's Amended and Restated 2010 Equity Incentive Plan. The amendment prohibits the repricing of stock options and stock appreciation rights other than in connection with a change in the Company's corporate structure.
In February 2015, we granted 582,710 shares of restricted stock which require the achievement of certain market-based conditions to become eligible to vest. The shares become eligible to vest based on the achievement of the following conditions:

Number of Shares	Condition to Become Eligible to Vest
30,000	After the grant date and prior to July 1, 2017, the average closing price per share of the Company's common stock equals or exceeds $25.00 for twenty consecutive trading days
30,000	After the grant date and prior to July 1, 2017, the average closing price per share of the Company's common stock equals or exceeds $30.00 for twenty consecutive trading days
231,355	After the grant date and prior to July 1, 2018, the average closing price per share of the Company's common stock equals or exceeds $30.00 for twenty consecutive trading days
261,355	After the grant date and prior to July 1, 2018, the average closing price per share of the Company's common stock equals or exceeds $35.00 for twenty consecutive trading days
30,000	After the grant date and prior to July 1, 2018, the average closing price per share of the Company's common stock equals or exceeds $40.00 for twenty consecutive trading days
Shares that become eligible to vest, if any, become Eligible Shares. Eligible Shares vest 25% per quarter over the four calendar quarters following the date they become Eligible Shares. However, all unvested Eligible Shares will be fully vested on July 1, 2018.
In March 2015, we granted 1,748,890 options with an exercise price of $19.76 and 466,266 shares of restricted stock. These grants vest ratably on a quarterly basis over a period of twelve quarters. During the same period we granted 162,695 shares of restricted stock which vest on April 1, 2015 and July 1, 2015.
All stock options and restricted stock were granted under the Amended and Restated 2010 Equity Incentive Plan, as amended.
8. Commitments and Contingencies
Lease Commitments
In the first quarter of 2013, we entered into a capital lease agreement for software that expires in 2016. We recognize lease expense on a straight-line basis over the lease term.
The assets under capital lease were as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Software	$1,977	$1,977
Less: Accumulated amortization	(1,252)	(1,110)
Assets under capital lease, net	$725	$867
The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments, in thousands, as of March 31, 2015 were as follows:

2015	$442
2016	294
Total minimum lease payments	$736
Less amount representing average interest at 2.2%	(11)
725
Less current portion	578
Long-term portion	$147
The Company leases office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2020 and provide for renewal options. The agreements generally require the Company to pay for executory costs such as real estate taxes, insurance and repairs.
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of March 31, 2015 or December 31, 2014.
In the ordinary course of our business, we include standard indemnification provisions in our agreements with customers. Pursuant to these provisions, we indemnify our customers for losses suffered or incurred in connection with third-party claims that our products infringed upon any U.S. patent, copyright, trademark or other intellectual property right. Where applicable, we generally limit such infringement indemnities to those claims directed solely to our products and not in combination with other software or products. With respect to our products, we also generally reserve the right to resolve any such claims by designing a non-infringing alternative, by obtaining a license on reasonable terms or by terminating our relationship with the customer and refunding the customer’s fees.
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of March 31, 2015 or December 31, 2014.
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
During the three months ended March 31, 2014, we expensed $4.7 million, inclusive of the settlements and other associated costs, related to litigation settled during that period. The litigation related to reimbursement claims made against us, each by a primary and an excess layer errors and omissions insurance carrier. The carriers were seeking reimbursement of claims formerly funded by them relating to a litigation matter settled in 2012.
We are involved in other litigation matters not listed above but we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related to those unfold.
9. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 1,969,119 and 1,597,747 were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the three months ended March 31, 2015 and 2014, respectively.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net loss	$(1,608)	$(836)
Denominator:
Basic:
Weighted average common shares used in computing basic net loss per share	76,956	76,722
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	—	—
Weighted average common shares used in computing diluted net loss per share	76,956	76,722
Net loss share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
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
Our effective income tax rate was 51.4% and 37.9% for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate fluctuated from the statutory rate predominantly due to a mix of earnings among various international tax jurisdictions; state taxes; and permanent differences, including stock compensation and the non-deductibility of contingent consideration related to acquisitions completed in prior years, in relation to our results of operations before income taxes.
The Company plans to filed amended 2013 and 2012 tax returns for selected states to correct certain items that were improperly deducted as detected by the Company subsequent to the initial filings. The primary effect of the amended returns did not result in a current tax liability and reduced the Company's net operating loss deferred tax asset by approximately $1.0 million at December 31, 2014.
11. Fair Value Measurements
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
The prescribed fair value hierarchy and related valuation methodologies are as follows:
Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.
Level 3 - Inputs are derived from valuation techniques in which one of the significant inputs or value drivers are unobservable.
The categorization of an asset or liability within the fair value hierarchy is based on the inputs described above and does not necessarily correspond to the Company’s perceived risk of that asset or liability. Moreover, the methods used by the

Company may produce a fair value calculation that is not indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments and non-financial assets and liabilities could result in a different fair value measurement at the reporting date.
Assets and liabilities measured at fair value on a recurring basis:
Contingent consideration obligations
The fair value of contingent consideration obligations is estimated using a probability weighted discount model which considers the achievement of the conditions upon which the respective contingent obligation is dependent. The probability of achieving the specified conditions is assessed by applying a Monte Carlo weighted-average model. Inputs into the valuation model include a discount rate specific to the acquired entity, a measure of the estimated volatility and the risk free rate of return. There were no changes in our valuation methodology during the periods ended March 31, 2015 and December 31, 2014.
Significant unobservable inputs used in the contingent consideration fair value measurements included the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Discount rates	22.3 - 60.5%	22.5 - 64.0%
Volatility rates	42.0 - 47.0%	45.0 - 48.0%
Risk free rate of return	0.1% - 0.2%	0.1% - 0.2%
In addition to the inputs described above, the fair value estimates consider the projected future operating or financial results for the factor upon which the respective contingent obligation is dependent. The fair value estimates are generally sensitive to changes in these projections. We develop the projected future operating results based on an analysis of historical results, market conditions and the expected impact of anticipated changes in our overall business and/or product strategies.
The following table discloses the liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair value at March 31, 2015 (in thousands)
	Total	Level 1	Level 2	Level 3
Contingent consideration related to the acquisition of:
Active Building	$870	$—	$—	$870
MyBuilding	140	—	—	140
InstaManager	2,781	—	—	2,781
	$3,791	$—	$—	$3,791

	Fair value at December 31, 2014 (in thousands)
	Total	Level 1	Level 2	Level 3
Contingent consideration related to the acquisition of:
Active Building	$1,566	$—	$—	$1,566
MyBuilding	248	—	—	248
InstaManager	2,335	—	—	2,335
VMM	1	—	—	1
	$4,150	$—	$—	$4,150
There were no assets measured at fair value on a recurring basis at March 31, 2015 or December 31, 2014.
The following table summarizes the changes in the fair value of our Level 3 liabilities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$4,150	$1,827
Initial contingent consideration	—	4,895
Settlements through cash payments	(687)	—
Net gain on change in fair value	327	179
Other changes	1	—
Balance at end of period	$3,791	$6,901
Net gains or losses on the change in the fair value of the contingent consideration obligations are included in the "General and administrative" line in the accompanying Consolidated Statements of Operations.
Assets and liabilities measured at fair value on a non-recurring basis:
Assets measured at fair value on a non-recurring basis as of March 31, 2015 consisted of an indefinite-lived intangible asset. Due to a change in circumstance, the Company assessed the InstaManager trade name for impairment during the period ended March 31, 2015. The impairment analysis included comparing the estimated fair value of the trade name to its carrying value. We used a discounted cash flow model to estimate the fair value of the trade name. Cash flows were estimated by applying a royalty rate to the estimated future revenues generated by the InstaManager trade name. Significant unobservable inputs used in deriving the fair value include the royalty rate applied to the projected revenue stream and the discount rate used to determine the present value of the estimated future cash flows. Through the application of this model, we concluded the fair value of the trade name was $0 at March 31, 2015 and recognized an impairment charge in income. The analysis resulted in the recognition of an impairment charge in the amount of $0.5 million during the three months ended March 31, 2015. See Note 5 for further discussion of the impairment. We believe that the methods and assumptions used to determine the fair value of the trade name are reasonable. Based on the significant unobservable inputs required, we concluded that the estimate should be classified as Level 3 measurement.
There were no liabilities measured at fair value on a non-recurring basis at March 31, 2015. There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2014. We estimated the fair value of the asset group by discounting the estimated future cash flows, adjusted to reflect the expectations of market participants, to their present value.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal year 2014. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event or otherwise.
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
The substantial majority of our revenue is derived from sales of our on demand software solutions. We also derive revenue from our professional and other services. A small percentage of our revenue is derived from sales of our on premise software solutions to our existing on premise customers. Our on demand software solutions are sold pursuant to subscription license agreements and our on premise software solutions are sold pursuant to term or perpetual license agreements and associated maintenance agreements. Typically, we price our solutions based primarily on the number of units the customer manages with our solutions. For our insurance-based solutions, we earn revenue based on a commission rate that considers earned premiums, agent commission, incurred losses and premiums and profits retained by our underwriter. Our transaction-based solutions are priced based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States. Our total revenues were approximately $110.5 million and $100.6 million for the three months ended March 31, 2015 and 2014, respectively. In the same periods, we had operating losses of approximately $3.0 million and $1.1 million and net losses of approximately $1.6 million and $0.8 million, respectively. During the three months ended March 31, 2015 and 2014, on demand revenue represented 96.4% and 96.5%, respectively, of our total revenue.
As of March 31, 2015, approximately 10,800 customers used one or more of our on demand software solutions to help manage the operations of approximately 9.7 million multifamily, single family or vacation rental units. Our customers include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2015 by the National Multifamily Housing Council, based on the number of units managed. While the use and transition to on demand software solutions in the rental housing industry is growing rapidly, we believe it remains at a relatively early stage of adoption. Additionally, there is a low level of penetration of our on demand software solutions in our existing customer base. We believe these factors present us with significant opportunities to generate revenue through sales of additional on demand software solutions. Our existing and potential customers base their decisions to invest in our solutions on a number of factors, including general economic conditions.
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
Recent Acquisitions
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”), for a purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date and contingent cash payments totaling up to $7.0 million if certain revenue targets are met for the twelve months ending March 31, 2015 and March 31, 2016. InstaManager is a software-as-a-service vacation rental booking system used by professional managers of vacation rental properties. InstaManager offers marketing websites, online pricing and availability, online booking, automated reservations, payment processing and insurance sales. In March 2015, we completed the integration of InstaManager with other subsequently acquired software products.
In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”), for a purchase price of $1.2 million, consisting of a cash payment of $1.0 million at closing, a deferred cash payment of up to $0.2 million payable over two years after the acquisition date and contingent cash payments of up to $2.0 million if certain revenue targets are met for the twelve months ending June 30, 2015 and June 30, 2016. VMM is a software-as-a-service application that facilitates the management of the end-to-end maintenance life cycle for single family and multifamily rental properties and provides property managers with enhanced visibility into their maintenance costs, manages resources and provides enhanced business control for property managers.
In May 2014, we acquired substantially all of the operating assets of Notivus Multi-Family, LLC ("Notivus") for a purchase price of $4.4 million, which consisted of a cash payment of $3.6 million at closing and a deferred cash payment of up to $0.8 million payable over two years after the acquisition date. The acquisition of Notivus expanded our ability to provide vendor risk management and compliance software solutions for the rental housing industry.
In June 2014, we acquired all of the issued and outstanding stock of Kigo, Inc. ("Kigo"). Kigo is a software-as-a-service vacation rental booking system based in the United States with operations in Spain. Kigo offers services for vacation rental property managers that include vacation rental calendars, scheduling, reservations, accounting, channel management, website design, payment processing and other tasks to aid the management of leads, revenue, resources and lodging calendars. We acquired Kigo for a purchase price of $36.2 million, consisting of a cash payment of $30.7 million and a deferred cash payment of up to $5.5 million, payable over two and a half years after the acquisition date. We integrated Kigo with our existing vacation rental products and launched an enhanced version of the software in March 2015.

Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements. We monitor the key performance indicators as follows:
On demand revenue. This metric represents the license and subscription fees relating to our on demand software solutions, typically licensed over one year terms; commission income from sales of renter’s insurance policies and transaction fees for certain of our on demand software solutions. We consider on demand revenue to be a key business metric because we believe the market for our on demand software solutions represents the largest growth opportunity for our business.
On demand revenue as a percentage of total revenue. This metric represents on demand revenue for the period presented divided by total revenue for the same period. We use on demand revenue as a percentage of total revenue to measure our success in executing our strategy to increase the penetration of our on demand software solutions and expand our recurring revenue streams attributable to these solutions. We expect our on demand revenue to remain a significant percentage of our total revenue although the actual percentage may vary from period to period due to a number of factors, including the timing of acquisitions, professional and other revenues and on premise perpetual license sales and maintenance fees.
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
Adjusted EBITDA. We define this metric as net income or loss plus acquisition-related and other deferred revenue adjustments; depreciation and asset impairment; loss on the sale or impairment of assets; amortization of intangible assets; net interest expense; income tax (benefit) expense; stock-based compensation expense; any impact related to past litigation with Yardi Systems, Inc. (including related insurance litigation and settlement costs), collectively the "Yardi Litigation", and acquisition-related expense. We believe that the use of Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•
it is useful to exclude certain non-cash charges, such as depreciation and asset impairment, amortization of intangible assets and stock-based compensation and non-core operational charges, such as acquisition-related expenses and any impact related to the Yardi Litigation, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be; and

•
it is useful to include adjustments for deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience in determining the settlement of the contractual obligation in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense.

We use Adjusted EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance; for planning purposes, including the preparation of our annual operating budget; to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
We do not place undue reliance on Adjusted EBITDA as our only measure of operating performance. Adjusted EBITDA should not be considered as a substitute for other measures of liquidity or financial performance reported in accordance with

GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do, that they do not reflect our capital expenditures or future requirements for capital expenditures and that they do not reflect changes in, or cash requirements for, our working capital. We compensate for the inherent limitations associated with using Adjusted EBITDA measures through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss.
Key Components of Our Results of Operations
Revenue
We derive our revenue from three primary sources: our on demand software solutions; our on premise software solutions; and our professional and other services.
On demand revenue. Revenue from our on demand software solutions is composed of license and subscription fees relating to our on demand software solutions, typically licensed over one year terms, commission income from sales of renter’s insurance policies and transaction fees for certain on demand software solutions, such as payment processing, spend management and billing services. Typically, we price our on demand software solutions based primarily on the number of units or beds the customer manages with our solutions. For our insurance based solutions, our agreement provides for a fixed commission on earned premiums related to the policies sold by us. The agreement also provides for a contingent commission to be paid to us. This agreement provides for a calculation that considers, on the policies sold by us, earned premiums less i) earned agent commissions; ii) a percent of premium retained by our underwriting partner; iii) incurred losses and iv) profit retained by our underwriting partner during the time period. Our estimate of our contingent commission revenue considers historical loss experience on the policies sold by us. For our transaction-based solutions, we price based on a fixed rate per transaction.
On premise revenue. Our on premise software solutions are distributed to our customers and maintained locally on the customer's hardware. Revenue from our on premise software solutions is composed of license fees under term and perpetual license agreements. Typically, we have licensed our on premise software solutions pursuant to term license agreements with an initial term of one year that include maintenance and support. Customers can renew their term license agreement for additional one-year terms at renewal price levels.
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
Operating Expenses
We classify our operating expenses into three categories: product development, sales and marketing and general and administrative. Our operating expenses primarily consist of personnel costs, costs for third-party contracted development, marketing, legal, accounting and consulting services and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based compensation and employee benefits for employees in that category. In addition, our operating expenses include an allocation of our facilities costs, overhead costs and depreciation based on headcount for that category, as well as amortization of purchased intangible assets resulting from our acquisitions.
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

Sales and marketing. Sales and marketing expense consists primarily of personnel costs for our sales, marketing and business development employees and executives, travel and entertainment and marketing programs. Marketing programs consist of amounts paid for search engine optimization and search engine marketing, renter’s insurance and other advertising, trade shows, user conferences, public relations, industry sponsorships and affiliations and product marketing. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including customer relationships and key vendor and supplier relationships obtained in connection with our acquisitions.
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
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates, and therefore, could have the greatest potential impact on our condensed consolidated financial statements:

•	Revenue recognition;

•	Deferred revenue;

•	Fair value measurements;

•	Accounts receivable and related allowance;

•	Purchase accounting and contingent consideration;

•	Goodwill and other intangible assets with indefinite lives;

•	Impairment of long-lived assets;

•	Intangible assets;

•	Stock-based compensation;

•	Income taxes, including deferred tax assets and liabilities; and

•	Capitalized product development costs.
A full discussion of our critical accounting policies, which involve significant management judgment, appears in our Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” For further information regarding our business, industry trends, accounting policies and estimates and risks and uncertainties, refer to our Form 10-K.
Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Revenue:
On demand	$106,460	$97,008
On premise	741	865
Professional and other	3,269	2,690
Total revenue	110,470	100,563
Cost of revenue(1)	47,724	39,927
Gross profit	62,746	60,636
Operating expense:
Product development(1)	17,977	14,841
Sales and marketing(1)	28,951	25,991
General and administrative(1)	18,863	20,929
Total operating expense	65,791	61,761
Operating loss	(3,045)	(1,125)
Interest expense and other, net	(267)	(222)
Loss before income taxes	(3,312)	(1,347)
Income tax benefit	(1,704)	(511)
Net loss	$(1,608)	$(836)
Net loss per share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average shares used in computing net loss per share
Basic	76,956	76,722
Diluted	76,956	76,722

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$1,234	$1,007
Product development	2,719	1,912
Sales and marketing	3,789	3,143
General and administrative	3,005	3,163

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for the periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2015	2014
	(as a percentage of total revenue)
Revenue:
On demand	96.4%	96.5%
On premise	0.7	0.9
Professional and other	2.9	2.6
Total revenue	100.0	100.0
Cost of revenue	43.2	39.7
Gross profit	56.8	60.3
Operating expense:
Product development	16.3	14.8
Sales and marketing	26.2	25.8
General and administrative	17.1	20.8
Total operating expenses	59.6	61.4
Operating loss	(2.8)	(1.1)
Interest expense and other, net	(0.2)	(0.2)
Loss before income taxes	(3.0)	(1.3)
Income tax benefit	(1.5)	(0.5)
Net loss	(1.5)	(0.8)
Results for the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014
Revenue

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$106,460	$97,008	$9,452	9.7%
On premise	741	865	(124)	(14.3)
Professional and other	3,269	2,690	579	21.5
Total revenue	$110,470	$100,563	$9,907	9.9
On demand unit metrics:
Ending on demand units	9,700	9,285	415	4.5
Average on demand units	9,630	9,154	476	5.2
Non-GAAP on demand revenue	$105,994	$98,332	$7,662	7.8
Annualized non-GAAP on demand revenue per average on demand unit	$44.03	$42.97	$1.1	2.5

The changes in total revenue for the three months ended March 31, 2015 and 2014 were due to the following changes in our three revenue components:
On demand revenue. Our on demand revenue increased $9.5 million for the three months ended March 31, 2015 as compared to the same period in 2014. This increase was primarily driven by growth across our Resident Services, Property Management and Asset Optimization solutions. Overall revenue growth was also supported by our 2014 investments in our on demand data processing infrastructure, product development and sales force. These factors generated an increase in the number of rental property units managed with our on demand solutions as well as an increase in the number of our on demand products used by our existing customer base. The increased product penetration within our existing customer base resulted in an increase in our revenue per average on demand unit from $42.97 at March 31, 2014, to $44.03 at March 31, 2015.
On premise revenue. On premise revenue decreased by $0.1 million for the three months ended March 31, 2015 as compared to the same period in 2014. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.
Professional and other revenue. Professional and other services revenue increased $0.6 million for the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in revenue from consulting and training services related to the implementation of our solutions.
On demand unit metrics. As of March 31, 2015, one or more of our on demand solutions was utilized in the management of 9.7 million rental property units, representing an increase of 4.5% compared to the same period in 2014. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales, marketing efforts to existing customers and our acquisitions completed subsequent to March 31, 2014.
Cost of Revenue

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(in thousands)
Cost of revenue	$41,271	$34,639	$6,632	19.1%
Stock-based compensation	1,234	1,007	227	22.5
Depreciation and amortization	5,219	4,281	938	21.9
Total cost of revenue	$47,724	$39,927	$7,797	19.5
Cost of revenue. The increase in cost of revenue for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily attributable to a $3.0 million increase in direct costs resulting from increased sales of our solutions, including a higher volume of transactions from our payments processing solution; a $2.3 million increase in personnel expense primarily resulting from increased expenditures supporting our growth initiatives, staffing increases for anticipated seasonal call center volume, and, to a lesser degree, increases in headcount added as a result of our 2014 acquisitions; and an increase of $1.3 million in technology and facility investments to support our on demand delivery and data infrastructure.
Operating Expenses

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(in thousands)
Product development	$14,002	$11,885	$2,117	17.8%
Stock-based compensation	2,719	1,912	807	42.2
Depreciation	1,256	1,044	212	20.3
Total product development expense	$17,977	$14,841	$3,136	21.1
Product development. Product development expenses increased by $2.1 million during the three months ended March 31, 2015 as compared to the same period in 2014. This change was primarily attributable to an increase of $1.6 million in personnel expenses in order to support our strategy of developing, launching and improving our new and existing solutions; an increase in technology and facility expenses of $0.3 million; and the reversal of capitalized development costs totaling $0.6 million related to changes in the underlying projects. These increases were partially offset by a decrease in expenses related to consulting and other professional services of $0.3 million and a decrease in travel related expenditures of $0.1 million.

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(in thousands)
Sales and marketing	$21,897	$19,549	$2,348	12.0%
Stock-based compensation	3,789	3,143	646	20.6
Depreciation and amortization	3,265	3,299	(34)	(1.0)
Total sales and marketing expense	$28,951	$25,991	$2,960	11.4
Sales and marketing. The increase in sales and marketing expense for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to an increase of $2.7 million in personnel expenses, consistent with our efforts to expand and invest in our sales force; increases in information technology expense of $0.6 million and in consulting and other professional services expense of $0.1 million to support those sales efforts; and an increase in bad debt expense of $0.6 million. These increases were partially offset by a decrease in SEO and SEM activity of $1.3 million, consistent with our focus on increasing the efficiency of certain business functions, and a decrease in travel related expenditures of $0.4 million.

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(in thousands)
General and administrative	$14,987	$16,886	$(1,899)	(11.2)%
Stock-based compensation	3,005	3,163	(158)	(5.0)
Depreciation	871	880	(9)	(1.0)
Total general and administrative expense	$18,863	$20,929	$(2,066)	(9.9)
General and administrative. General and administrative expenses decreased by $1.9 million for the three months ended March 31, 2015 as compared to the same period in 2014. This decrease was primarily attributable to a decrease in legal expense of $5.2 million, the majority of which is related to one-time litigation and settlement costs incurred in the first quarter of 2014, as well as a decrease in travel related expenditures of $0.2 million. These decreases were partially offset by expenditures to improve our capacity and ability to scale operations and investments in infrastructure necessary to support the growth of our global operations and improve the efficiency of our internal systems and management tools. These include a $2.3 million increase in personnel related expenses; an increase in technology and facility related expenses of $0.3 million; and an increase in consulting and other professional services expense of $0.2 million. Other offsetting increases were due to the impairment of an indefinite-lived intangible asset in the amount of $0.5 million and expense related to fair value adjustments of our acquisition-related liabilities of $0.2 million.
Interest Expense and Other, Net
The increase in interest expense and other, net for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to an increase in expense related to the amortization of our debt origination costs and an increase in the balance on our revolving facility credit during the period in 2015 as compared to 2014.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. Our effective income tax rate was 51.4% and 37.9% for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate fluctuated from the statutory rate predominantly due to a mix of earnings among various tax jurisdictions; state taxes; and permanent differences, including stock compensation and the non-deductibility of contingent consideration related to acquisitions completed in prior years, in relation to our results of operations before income taxes.
Reconciliation of Non-GAAP Financial Measures
The following provides a reconciliation of on demand revenue to non-GAAP on demand revenue, our most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
On demand revenue	$106,460	$97,008
Acquisition-related and other deferred revenue adjustments	(466)	1,324
Non-GAAP on demand revenue	$105,994	$98,332
The following provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss	$(1,608)	$(836)
Acquisition-related and other deferred revenue adjustments	(466)	1,324
Depreciation, asset impairment and loss on sale of assets	6,150	4,209
Amortization of intangible assets	5,580	5,315
Interest expense, net	267	224
Income tax benefit	(1,704)	(511)
Litigation related expense	2	4,677
Stock-based compensation expense	10,747	9,225
Acquisition-related expense	1,092	881
Adjusted EBITDA	$20,060	$24,508
Our Adjusted EBITDA decreased from approximately $24.5 million for the three months ended March 31, 2014 to approximately $20.1 million for the three months ended March 31, 2015. Items which had a significant impact on the change in Adjusted EBITDA between the periods are discussed below.
The net loss for the three months ended March 31, 2015 increased as compared to the same period in 2014. This the result of an increase in revenue of $9.9 million, which was offset by increased sales and marketing and product development expenditures. These increased expenditures were directly related to the implementation of our strategies to grow our sales force, continue to develop new and existing software solutions and introduce these into the marketplace and to continue to invest in our on demand delivery and data infrastructure.
Acquisition-related and other deferred revenue adjustments decreased by $1.8 million for the three months ended March 31, 2015 as compared to the same period in 2014 due to the resolution of portions of deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience in determining the settlement of the underlying contractual obligations.
Deprecation, asset impairment and loss on the sale of assets increased by $1.9 million for the three months ended March 31, 2015 as compared to the same period in 2014 due to the recognition of the impairment of an indefinite-lived intangible asset in the amount of $0.5 million, the reversal of capitalized development costs totaling $0.6 million related to changes in the underlying projects and an increase in depreciation expense of $0.8 million.
Income tax benefit increased by $1.2 million for the three months ended March 31, 2015 as compared to the same period in 2014. This change is primarily due to the increase in the net loss between the two periods and due to an increase in our effective tax rate, which increased from 37.9% for the three months ended March 31, 2014 to 51.4% for the three months ended March 31, 2015. Our effective tax rate fluctuated from the statutory rate predominantly due to a mix of earnings among various international tax jurisdictions; state taxes; and permanent differences, including stock compensation and the non-deductibility of contingent consideration related to acquisitions completed in prior years, in relation to our results of operations before income taxes.
Litigation related expense decreased by $4.7 million for the three months ended March 31, 2015 as compared to the same period in 2014. This decrease was primarily due to one-time litigation and settlement costs incurred in the first quarter of 2014.
Stock-based compensation expense increased by $1.5 million for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to an increase in award grants vesting during the first quarter of 2015 as compared to the first quarter of 2014 and additional expense in 2015 related to market-based awards granted subsequent to March 31, 2014.

Liquidity and Capital Resources
Our primary sources of liquidity as of March 31, 2015 consisted of $27.8 million of cash and cash equivalents, $185.0 million available under our revolving line of credit and $41.7 million of current assets less current liabilities (excluding $27.8 million of cash and cash equivalents and $72.2 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions and to service our debt obligations. We expect that working capital requirements, capital expenditures, acquisitions and share repurchases will continue to be our principal needs for liquidity over the near term. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2016. We expect to fund these obligations from cash provided by operating activities or, in some cases, the issuance of shares of our common stock at our election.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents) and our cash flows from operations are sufficient to fund our operations, working capital requirements, planned capital expenditures and to service our debt obligations for at least the next twelve months. Our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.
As of December 31, 2014, we had federal and state net operating loss carryforwards of $183.8 million and $7.3 million, respectively. These carryforwards may be available to offset potential payments of future federal and state income tax liabilities and, if unused, expire at various dates through 2033 for both federal and state income tax purposes.
The following table sets forth cash flow data for the periods indicated therein:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$22,498	$23,626
Net cash used in investing activities	(6,182)	(14,441)
Net cash used in financing activities	(15,301)	(1,577)
Net Cash Provided by Operating Activities
During the three months ended March 31, 2015, cash provided by operating activities consisted of a net loss of $1.6 million, net non-cash charges of $20.7 million and a net inflow of cash from changes in working capital of $3.4 million. Net non-cash charges to income primarily consisted of stock-based compensation expense of $10.7 million, depreciation and amortization expense of $10.6 million, losses on the disposal and impairment of assets totaling $1.1 million and acquisition-related contingent consideration expense of $0.4 million. These charges were partially offset by a deferred tax benefit of $2.1 million.
The net inflow of cash from changes in working capital during the three months ended March 31, 2015 was primarily attributable to a decrease in accounts receivable of $4.0 million, an increase in accounts payable and accrued expenses of $1.5 million and an increase in other current and long-term liabilities of $0.2 million. These inflows of cash were partially offset by an increase in prepaid expenses and other current and long-term assets of $1.1 million and a decrease in deferred revenue of $1.2 million.
Net Cash Used in Investing Activities
For the three months ended March 31, 2015, investing activities consisted of capital expenditures of $6.2 million related to investments in our technology infrastructure and in our Philippine and Indian operations to support our growth initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities was $15.3 million during the three months ended March 31, 2015 and consisted primarily of payments on our revolving line of credit, capital lease obligations and acquisition-related consideration of $6.3 million, purchases of common stock under the stock repurchase program of $7.9 million and net payments of $1.1 million related to activity in our stock-based compensation plans.
Contractual Obligations, Commitments and Contingencies
Contractual Obligations

Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. There have been no material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K.
Long-Term Debt Obligations
On September 30, 2014, we entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments in an aggregate principal amount of up to $150.0 million, plus an amount that would not cause our consolidated net leverage ratio to exceed 3.25 to 1.00. Advances under the credit facility may be voluntarily prepaid and re-borrowed. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75%. The credit agreement permits, at our discretion, the use of one, two, three or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50% or one month LIBOR plus 1.00%. In each case the applicable margin is determined based upon our consolidated net leverage ratio. The interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR rate. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity on September 30, 2019. The credit facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the credit facility.
Our credit facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Our credit facility additionally contains customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous fiscal consecutive quarters' consolidated EBITDA to our interest expense, is not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, is not to be greater than 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. As of March 31, 2015, we were in compliance with the covenants under our credit facility.
The credit facility contains customary events of default, subject to customary cure periods for certain defaults, that include, among others, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, defaults for non-compliance with the Employee Retirement Income Security Act ("ERISA"), inaccuracy of representations and warranties and a change in control default.
In the event of a default on our credit facility, the obligations under the credit facility could be accelerated, the applicable interest rate under the credit facility could be increased, the loan commitments could be terminated, our subsidiaries that have guaranteed the credit facility could be required to pay the obligations in full and our lenders would be permitted to exercise remedies with respect to all of the collateral that is securing the credit facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default that is not cured or waived could have a material adverse effect on our liquidity and financial condition.
Share Repurchase Program
Our Board of Directors approved a $50.0 million initial share repurchase program during the second quarter of 2014 and continuing for a period of up to one year. During the three months ended March 31, 2015, we repurchased 401,443 shares of our common stock at a weighted average cost of $19.79 per share and a total cost of approximately $7.9 million. In May 2015, the Company announced that its board of directors approved an extension of its ongoing stock repurchase program through May 6, 2016, permitting the purchase of up to $50.0 million of its common stock over the extended one-year period. During the periods covered by the table, no determination was made by us to terminate or suspend the stock repurchase program.
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
We had cash and cash equivalents of $27.8 million and $26.9 million at March 31, 2015 and December 31, 2014, respectively.
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
We had $15.0 million and $20.0 million outstanding under our revolving credit facility at March 31, 2015 and December 31, 2014, respectively. The interest on this debt is variable and adjusted periodically based on the three-month LIBOR rate. If the LIBOR and Prime rates change by 10% of the March 31, 2015 closing market rates, our annual interest expense would change by less than $0.1 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from approximately 900 as of December 31, 2008 to approximately 3,900 as of March 31, 2015. We increased our number of on demand customers from approximately 2,700 as of December 31, 2008 to approximately 10,800 as of March 31, 2015. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

•	successfully supporting and maintaining a broad range of current and emerging solutions;

•	identifying suitable acquisition targets, managing the acquisitions and integrating the targets into our operations;

•	maintaining continuity in our senior management and key personnel;

•	attracting, retaining, training and motivating our employees, particularly technical, customer service and sales personnel;

•	enhancing our financial and accounting systems and controls;

•	enhancing our information technology infrastructure, processes and controls;

•	successfully completing system upgrades and enhancements; and

•	managing expanded operations in geographically dispersed locations.
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
With the exception of some of our LeaseStar and Propertyware solutions, which are typically month-to-month, we generally license our solutions pursuant to customer agreements with a term of one year. The pricing of the agreements is typically based on a price per unit basis. Our customers have no obligation to renew these agreements after their term expires, or to renew these agreements at the same or higher annual contract value. In addition, under specific circumstances, our customers have the right to cancel their customer agreements before they expire, for example, in the event of an uncured breach by us, or in some circumstances, upon the sale or transfer of a customer property, by giving 30 days’ notice or paying a cancellation fee. In addition, customers often purchase a higher level of professional services in the initial term than they do in renewal terms to ensure successful activation. As a result, our ability to grow is dependent in part on customers purchasing additional solutions or professional services for their on demand units after the initial term of their customer agreement. Though we maintain and analyze historical data with respect to rates of customer renewals, upgrades and expansions, those rates may not accurately predict future trends in renewal of on demand units. Our customers’ on demand unit renewal rates may decline or fluctuate for a number of reasons, including, but not limited to, their level of satisfaction with our solutions, our pricing, our competitors’ pricing, reductions in our customers’ spending levels or reductions in the number of on demand units managed by our customers. If our customers cancel or amend their agreements with us during their term, do not renew their agreements, renew on less favorable terms or do not purchase additional solutions or professional services in renewal periods, our revenue may grow more slowly than expected or decline and our profitability may be harmed.
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
Historically, our on demand units managed by our customers have renewed at a rate of 95.6% based on an average of the last two years ending March 31, 2015.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of Bookt LLC in January 2014, Virtual Maintenance Manager LLC in March 2014, Notivus Multi-Family, LLC in May 2014, and Kigo, Inc. in June 2014. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

•	difficulties in integrating and managing the operations and technologies of the companies we acquire;

•	diversion of our management’s attention from normal daily operations of our business;

•	our inability to maintain the customers, the key employees, the key business relationships and the reputations of the businesses we acquire;

•	our inability to generate sufficient revenue from acquisitions to offset our increased expenses associated with acquisitions;

•	difficulties in predicting or achieving the synergies between acquired businesses and our own business;

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
We derive a substantial portion of our revenue from a limited number of our solutions and failure to maintain demand for these solutions and increase demand for our other solutions could negatively affect our operating results.
Historically, a majority of our revenue was derived from sales of our OneSite property management system and our LeasingDesk software-enabled value-added service. If we suffer performance issues with these solutions or if we are unable to develop enhancements necessary to maintain demand for these solutions or to diversify our revenue base by increasing demand for our other solutions, our operating results could be negatively impacted.
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
Problems at one or more of our data centers, whether or not within our control, could result in service disruptions or delays or loss or corruption of data or documents. This could damage our reputation, cause us to issue credits to customers, subject us to potential liability or costs related to defending against claims, or cause customers to terminate or elect not to renew their agreements, any of which could negatively impact our revenues and harm our operating results.
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
The operation and marketing of multi-tenant real estate developments is likely to become more dependent upon the use of and integration with social media platforms as communities attempt to reach their current and target customers through social applications, such as Facebook, Twitter, Instagram, LinkedIn, Pinterest, Tumblr, Google+ and other current and emerging social applications. The use of these applications necessarily involves the disclosure of personal information by individuals participating in social media, and the corresponding utilization of such personal information by our products and services via integration programs and data exchanges. The regulatory framework for social media privacy and security issues is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies on social media platforms have recently come under increased public scrutiny as various government agencies and consumer groups have called for new regulation and changes in industry practices. We are also subject to each social media platform’s terms and conditions for use, application development and integration, which may be modified, restricted or otherwise changed, affecting and possibly curtailing our ability to offer products and services.
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
We rely on a number of third-party providers in connection with the delivery of our solutions. Such providers include, but are not limited to, computer hardware and software vendors, database and data providers and cloud hosting providers. We currently utilize equipment, software and services from Akami, Inc.; Avaya, Inc.; Brocade Communications Systems, Inc.; Cisco Systems, Inc.; Dell Inc.; EMC Corporation; Microsoft Corporation; Oracle Corporation; salesforce.com, Inc.; Amazon Web Services, a division of Amazon.com, Inc., as well as many other smaller providers. Our OneSite Accounting service relies on a software-as-a-service, or SaaS, accounting system developed and maintained by a third-party service provider. We host this application in our data centers and provide supplemental development resources to extend this accounting system to meet the unique requirements of the rental housing industry. Our shared cloud portfolio reporting service utilizes software licensed from IBM. We expect to utilize additional service providers as we expand our platform. Although the third-party technologies and services that we currently require are commercially available, such technologies and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these technologies or services could result in delays in the provisioning of our solutions until alternative technology is either developed by us, or, if available, is identified, obtained and integrated, and such delays could harm our business. It also may be time consuming and costly to enter into new relationships. Additionally, any errors or defects in the third-party technologies we utilize or delays or interruptions in the third-party services we rely on could result in errors, failures or disruptions of our services, which also could harm our business.
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
The evolution and expansion of our payment processing business may subject us to additional risks and regulatory requirements, including laws governing domestic money transmission and payment processing/settlement services. These requirements vary throughout the markets in which we operate, and have increased over time as the geographic scope and complexity of our payments products and services have expanded. While we maintain a compliance program focused on applicable laws and regulations throughout the payments industry, there is no guarantee that we will not be subject to fines, criminal and civil lawsuits or other regulatory enforcement actions in one or more jurisdictions, or be required to adjust business practices to accommodate future regulatory requirements.
In order to maintain flexibility in the growth and expansion of our payments operations, we have obtained money transmitter licenses (or its equivalent) in several states and expect to continue the license application process in additional jurisdictions throughout the United States as needed to accommodate new product development. Our efforts to acquire and maintain this licensure could result in significant management time, effort, and cost, and may still not guarantee compliance given the constant state of change in these regulatory frameworks. Accordingly, costs associated with changes in compliance requirements, regulatory audits, enforcement actions, reputational harm, or other regulatory limits on our ability to grow our payment processing business could adversely affect our financial results.
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
There can be no certainty that the measures we have taken to protect our software platform and service infrastructure, our confidential and proprietary information, and the privacy and integrity of our customers’, their current or prospective renters’ and business partners’ data are adequate to prevent or remedy unauthorized access to our system. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Experienced computer programmers seeking to intrude or cause harm, or hackers, may attempt to penetrate our service infrastructure from time to time. Hackers may consist of sophisticated organizations, competitors, governments or individuals who launch targeted attacks to gain unauthorized access to our systems. A hacker who is able to penetrate our service infrastructure could misappropriate proprietary or confidential information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to remedy, problems caused by hackers, and we may not have a timely remedy against a hacker who is able to penetrate our service infrastructure. In addition to purposeful breaches, inadvertent actions or the transmission of computer viruses could expose us to security risks. If an actual or perceived breach of our security occurs or if our customers and potential customers perceive vulnerabilities, the market perception of the effectiveness of our security measures could be harmed, we could lose sales and customers and our business could be materially harmed.
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
Certain of our solutions depend on our continued access to our customers’ data regarding their prospective and current renters, including data compiled by other third-party service providers who collect and store data on behalf of our customers. Federal, state and foreign governments have adopted and continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage, transmission, use and disclosure of personal information. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.
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
Some components of our LeaseStar product family depend on advertising generated through sales to real estate agents and brokerages, property owners and other advertisers relevant to rental housing. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

•	increasing the number of consumers of our LeaseStar products and services;

•	demonstrating lead generation value to our LeaseStar customers;

•	competing effectively for advertising dollars with other online media companies;

•	continuing to develop our advertising products and services;

•	keeping pace with changes in technology and with our competitors; and

•	offering an attractive return on investment to our advertiser customers for their advertising spending with us.
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
On September 30, 2014, we entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, under certain conditions, to request additional term loans or revolving commitments in an aggregate principal amount of up to $150.0 million, plus an amount that would not cause our consolidated net leverage ratio to exceed 3.25 to 1.00. As of March 31, 2015, we had $15.0 million of debt outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. Advances under the credit facility may be voluntarily prepaid and re-borrowed. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity on September 30, 2019.
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
Our credit facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous consecutive fiscal quarters' consolidated EBITDA to our interest expense, is to be not less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, cannot exceed 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. As of March 31, 2015, we were in compliance with the covenants under our credit facility.
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
Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Such risks include, without limitation, patent infringement risks, copyright infringement risks, risks arising from the inclusion of open source software that is subject to onerous license provisions that could even require disclosure of our proprietary source code, or violations of terms of use for third party solutions that our acquisition targets use. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.
Any failure to protect and successfully enforce our intellectual property rights could compromise our proprietary technology and impair our brands.
Our success depends significantly on our ability to protect our proprietary rights to the technologies we use in our solutions. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could harm our business. We rely on a combination of copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We currently have no issued patents and no significant pending patent applications, and we may be unable to obtain patent protection in the future. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, may not be issued in a manner that gives us the protection that we seek and may be successfully challenged by third parties. Unauthorized parties may attempt to copy or otherwise obtain and use the technologies underlying our solutions. Monitoring unauthorized use of our technologies is difficult, and we do not know whether the steps we have taken will prevent unauthorized use of our technology. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who have not incurred the substantial expense, time and effort required to create similar innovative products.
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
We customarily enter into agreements with our employees, contractors and certain parties with whom we do business to limit access to, use of, and disclosure of our confidential and proprietary information. The legal and technical steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, we may be required to release the source code of our software to third parties under certain circumstances. For example, some of our customer agreements provide that if we cease to maintain or support a certain solution without replacing it with a successor solution, then we may be required to release the source code of the software underlying such solution. In addition, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Moreover, it may be difficult or practically impossible to detect copyright infringement or theft of our software code. Enforcement of our intellectual property rights also depends on our legal actions being successful against these infringers, but these actions may not be successful, even when our rights have been infringed. Furthermore, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.
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
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our customers or vendors in connection with commercial disputes, claims brought by our customers’ current or prospective renters, including class action lawsuits based on asserted statutory or regulatory violations, employment-based claims made by our current or former employees, administrative agencies, government regulators, or insurers. In November 2014, the Company was named in a purported class action lawsuit in the Eastern District of Virginia, Jenkins v. RealPage, Inc., Case No. 3:14cv758. On January 12, 2015, the Company filed its answer. This case is at an early stage and although we intend to defend it vigorously, it is not possible to predict its outcome. In March 2015, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Helen Stokes v. RealPage, Inc., Case No. 2:15-cv-01520. This case is also at an early stage and although we intend to defend it vigorously, it is not possible to predict its outcome. Litigation, enforcement actions and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover such legal proceedings or claims or may withhold or dispute coverage of such legal proceedings or claims on various grounds, including by alleging such coverage is beyond the scope of such policies, that we are not in compliance with the terms of such insurance policies or that such policies are not in effect, even after proceeds under such insurance policies have been received by us. In addition, insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all. A legal proceeding or claim brought against us that is uninsured or under-insured could result in unanticipated costs, thereby harming our operating results.
We could be sued for contract, warranty or product liability claims, and such lawsuits may disrupt our business, divert management’s attention and our financial resources or have an adverse effect on our financial results.
We provide warranties to customers of certain of our solutions and services relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. General errors, defects, inaccuracies or other performance problems in the software applications underlying our solutions or inaccuracies in or loss of the data we provide to our customers could result in financial or other damages to our customers. Additionally, errors associated with any delivery of our services, including utility billing, could result in financial or other damages to our customers. There can be no assurance that any warranty disclaimers, general disclaimers, waivers or limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions, in amounts and under terms that we believe are appropriate. There can be no assurance that this coverage will continue to be available on terms acceptable to us, or at all, or in sufficient amounts to cover one or more large product liability claims, or that the insurer will not deny coverage for any future claim or dispute coverage of such legal proceedings or claims even after proceeds under such insurance policies have been received by us. The successful assertion of one or more large product liability claims against us that exceeds available insurance coverage, could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
The rental housing industry, electronic commerce and many of the products and services that we offer, including background screening services, utility billing, affordable housing compliance and audit services, insurance and payments are subject to extensive and evolving governmental regulation. Changes in regulations or our failure to comply with regulations could harm our operating results.
The rental housing industry is subject to extensive and complex federal, state and local laws and regulations. Our services and solutions must work within the extensive and evolving legal and regulatory requirements applicable to our customers and third-party service providers, including, but not limited to, those under the Fair Credit Reporting Act, the Fair Housing Act, the Deceptive Trade Practices Act, the Drivers Privacy Protection Act, the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the United States Tax Reform Act of 1986 (TRA86), which is an IRS law governing tax credits, the Privacy Rules, Safeguards Rule and Consumer Report Information Disposal Rule promulgated by the Federal Trade Commission, or FTC, the FTC's Telemarketing Sales Rule, the Telephone Consumer Protection Act (TCPA), the CAN-SPAM Act, the Electronic Communications Privacy Act, the regulations of the United States Department of Housing and Urban Development, or HUD, HIPAA/HITECH, rules and regulations of the Consumer Financial Protection Bureau (CFPB) and complex and divergent state and local laws and regulations related to data privacy and security, credit and consumer reporting, deceptive trade practices, discrimination in housing, telemarketing, electronic communications, call recording, utility billing and energy and gas consumption. These regulations are complex, change frequently and may become more stringent over time. Although we attempt to structure and adapt our solutions and service offerings to comply with these complex and evolving laws and regulations, we may be found to be in violation. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative and other enforcement actions as well as class action lawsuits or demands for client reimbursement. Additionally, many applicable laws and regulations provide for penalties or assessments on a per occurrence basis. Due to the nature of our business, the type of services we provide and the large number of transactions processed by our solutions, our potential liability in an enforcement action or class action lawsuit could be significant. In addition, entities such as HUD, the FTC and the CFPB have the authority to promulgate rules and regulations that may impact our customers and our business. On February 23, 2015, we received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the Fair Credit Reporting Act. We have responded to the request. At this time, we do not know the scope of the investigation and we do not have sufficient information to evaluate the likelihood or merits of any potential enforcement action, or to predict the outcome or costs of responding to, or the costs, if any, of resolving this investigation.

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
Through our wholly owned subsidiary, Multifamily Internet Ventures LLC, we hold insurance agent licenses from a number of individual state departments of insurance and are subject to state governmental regulation and supervision in connection with the operation of our LeasingDesk insurance business. In addition, Multifamily Internet Ventures LLC has appointed numerous sub-producing agents to generate insurance business for its eRenterPlan product. The sub-producing agents are subject to the same state regulation and supervision, and Multifamily Internet Ventures LLC cannot ensure that these sub-producing agents will not violate these regulations, and thus expose the LeasingDesk business to sanctions by these state departments of insurance for any such violations. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance agents. This state governmental supervision could reduce our profitability or limit the growth of our LeasingDesk insurance business by increasing the costs of regulatory compliance, limiting or restricting the solutions we provide or the methods by which we provide them or subjecting us to the possibility of regulatory actions or proceedings. Our continued ability to maintain these insurance agent licenses in the jurisdictions in which we are licensed depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.
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
Through our wholly owned subsidiary, Multifamily Internet Ventures LLC, a managing general insurance agency, we generate commission revenue from offering liability and renter’s insurance. Through Multifamily Internet Ventures LLC we also sell additional insurance products, including auto and other personal lines insurance, to renters that buy renter’s insurance from us. These policies are ultimately underwritten by various insurance carriers. Some of the property owners and managers that participate in our programs opt to require renters to purchase rental insurance policies and agree to grant to Multifamily Internet Ventures LLC exclusive marketing rights at their properties. If demand for residential rental housing declines, property owners and managers may be forced to reduce their rental rates and to stop requiring the purchase of rental insurance in order to reduce the overall cost of renting. If property owners or managers cease to require renter’s insurance, elect to offer policies from competing providers or insurance premiums decline, our revenues from selling insurance policies will be adversely affected.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 33.7% of our common stock as of March 31, 2015. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 32.7% of our common stock as of March 31, 2015. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
As of March 31, 2015, we had 79,671,681 shares of common stock outstanding. Of these shares, 76,706,456 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of March 31, 2015, holders of 25,217,885 shares, or approximately 31.7%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.
In addition, we have registered approximately 22,134,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,704,814 shares were eligible for sale upon the exercise of vested options as of March 31, 2015.
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
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you would receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares. In addition, the terms of our credit facilities currently restrict our ability to pay dividends. See additional discussion under the Dividend Policy heading of Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on March 2, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities.
The following table provides information with respect to repurchases of our common stock made during the three months ended March 31, 2015, by RealPage, Inc. or any "affiliated purchaser" of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2015 through January 31, 2015	—	$—	$—	$34,479,036
February 1, 2015 through February 28, 2015	—	—	—	34,479,036
March 1, 2015 through March 31, 2015	401,443	19.79	401,443	26,532,557
	401,443	$19.79	$401,443	$26,532,557
(1) On May 6, 2014, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $50.0 million of our common stock. The stock repurchase program continues for a period of up to one year beginning May 8, 2014. In May 2015, the Company announced that its board of directors approved an extension of its ongoing stock repurchase program through May 6, 2016, permitting the purchase of up to $50.0 million of its common stock over the extended one-year period. During the periods covered by the table, no determination was made by us to terminate or suspend the stock repurchase program.
In total, we have repurchased 1,368,038 shares at a weighted average cost of $17.15 per share and a total cost of $23.5 million under the stock repurchase program.

Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2015

RealPage, Inc.

By	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated July 29, 2012	S-3	9/13/2012	4.4
10.1	First Amendment to Amended and Restated 2010 Equity Incentive Plan.	8-K	1/21/2015	10.1
10.2	Form of 2015 Management Incentive Plan	8-K	2/23/2015	10.1
10.3	Form of Stock Option Award Agreement between the Company and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.1
10.4	Form of Stock Option Award Agreement between the Company and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.2
10.5	Form of Restricted Stock Award Agreement for time-based awards between the Company and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.3
10.6	Form of Restricted Stock Award Agreement for time-based awards between the Company and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.4
10.7	Form of Restricted Stock Award Agreement for market-based awards between the Company and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.5
10.8	Form of Restricted Stock Award Agreement for market-based awards between the Company and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.6
10.9	Form of Stock Option Award Agreement between the Company and award recipients approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.7
10.10	Form of Stock Option Award Agreement between the Company and award recipients (California residents) approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.8
10.11	Form of Restricted Stock Award Agreement between the Company and award recipients approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.9
10.12	Form of Restricted Stock Award Agreement between the Company and award recipients (California residents) approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.10
10.13	Amended and Restated Employment Agreement between the Company and Stephen T. Winn dated as of March 1, 2015.	8-K	3/5/2015	10.11

10.14	Amended and Restated Employment Agreement between the Company and W. Bryan Hill dated as of March 1, 2015.	8-K	3/5/2015	10.12
10.15	Amended and Restated Employment Agreement between the Company and William Chaney dated as of March 1, 2015.	8-K	3/5/2015	10.13
10.16	Employment Agreement between the Company and Daryl Rolley dated as of February 9, 2015				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X

*	Furnished herewith