Form 10-Q
period 2015-06-30
REALPAGE INC
filed 2015-08-07
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 24, 2015
Common Stock, $0.001 par value	79,185,238

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
REALPAGE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,322	$26,936
Restricted cash	99,494	85,543
Accounts receivable, less allowance for doubtful accounts of $2,147 and $2,363 at June 30, 2015 and December 31, 2014, respectively	65,478	64,845
Prepaid expenses	8,524	7,647
Deferred tax asset, net	11,111	10,996
Other current assets	1,203	1,848
Total current assets	215,132	197,815
Property, equipment and software, net	70,831	72,616
Goodwill	220,555	193,378
Identified intangible assets, net	113,550	100,085
Deferred tax asset, net	1,445	2,537
Other assets	4,895	5,059
Total assets	$626,408	$571,490
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,323	$14,830
Accrued expenses and other current liabilities	33,929	22,905
Current portion of deferred revenue	74,650	73,485
Customer deposits held in restricted accounts	99,618	85,489
Total current liabilities	225,520	196,709
Deferred revenue	7,063	6,903
Deferred tax liability, net	3,202	5,196
Revolving credit facility	50,000	20,000
Other long-term liabilities	13,259	13,902
Total liabilities	299,044	242,710
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 82,990,920 and 83,211,650 shares issued and 79,266,900 and 79,037,351 shares outstanding at June 30, 2015 and December 31, 2014, respectively	83	83
Additional paid-in capital	451,316	437,664
Treasury stock, at cost: 3,724,020 and 4,174,299 shares at June 30, 2015 and December 31, 2014, respectively	(21,814)	(33,398)
Accumulated deficit	(101,776)	(75,360)
Accumulated other comprehensive loss	(445)	(209)
Total stockholders’ equity	327,364	328,780
Total liabilities and stockholders’ equity	$626,408	$571,490

See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
On demand	$110,640	$91,606	$217,100	$188,614
On premise	726	826	1,467	1,691
Professional and other	3,396	2,556	6,665	5,246
Total revenue	114,762	94,988	225,232	195,551
Cost of revenue	49,557	42,115	97,281	82,042
Gross profit	65,205	52,873	127,951	113,509
Operating expense:
Product development	18,084	15,941	36,061	30,782
Sales and marketing	29,823	28,030	58,774	54,021
General and administrative	20,037	16,819	38,900	37,748
Total operating expense	67,944	60,790	133,735	122,551
Operating loss	(2,739)	(7,917)	(5,784)	(9,042)
Interest expense and other, net	(390)	(204)	(657)	(426)
Loss before income taxes	(3,129)	(8,121)	(6,441)	(9,468)
Income tax expense (benefit)	189	(1,830)	(1,515)	(2,341)
Net loss	$(3,318)	$(6,291)	$(4,926)	$(7,127)
Net loss per share
Basic	$(0.04)	$(0.08)	$(0.06)	$(0.09)
Diluted	$(0.04)	$(0.08)	$(0.06)	$(0.09)
Weighted average shares used in computing net loss per share
Basic	76,799	77,283	76,877	77,004
Diluted	76,799	77,283	76,877	77,004
See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(3,318)	$(6,291)	$(4,926)	$(7,127)
Other comprehensive loss—foreign currency translation adjustment	(72)	5	(236)	(9)
Comprehensive loss	$(3,390)	$(6,286)	$(5,162)	$(7,136)
See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balance as of January 1, 2015	83,212	$83	$437,664	$(209)	$(75,360)	(4,174)	$(33,398)	$328,780
Exercise of stock options	118	1	1,467	—	—	—	—	1,468
Issuance of restricted stock	1,360	1	—	—	—	(515)	(3,937)	(3,936)
Issuance of common stock	39	—	—	—	—	(2)	—	—
Retirement of treasury shares	(1,738)	(2)	(9,175)	—	(21,490)	1,738	30,667	—
Treasury stock purchase, at cost	—	—	—	—	—	(771)	(15,146)	(15,146)
Stock-based compensation	—	—	21,997	—	—	—	—	21,997
Excess tax benefit from stock options	—	—	(637)	—	—	—	—	(637)
Foreign currency translation	—	—	—	(236)	—	—	—	(236)
Net loss	—	—	—	—	(4,926)	—	—	(4,926)
Balance as of June 30, 2015	82,991	$83	$451,316	$(445)	$(101,776)	(3,724)	$(21,814)	$327,364
See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,926)	$(7,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,874	19,571
Deferred tax benefit	(1,654)	(3,850)
Stock-based compensation	21,997	19,258
Excess tax benefit from stock options	637	—
Loss on disposal and impairment of assets	2,803	20
Acquisition-related contingent consideration	493	(66)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	13	6,795
Customer deposits	178	(1)
Prepaid expenses and other current assets	(171)	(1,187)
Other assets	181	(888)
Accounts payable	1,086	7,458
Accrued compensation, taxes and benefits	4,874	(84)
Deferred revenue	1,325	1,588
Other current and long-term liabilities	84	1,261
Net cash provided by operating activities	48,794	42,748
Cash flows from investing activities:
Purchases of property, equipment and software	(11,077)	(19,135)
Proceeds from disposal of assets	305	—
Acquisition of businesses, net of cash acquired	(45,450)	(42,053)
Intangible asset additions	(171)	—
Net cash used in investing activities	(56,393)	(61,188)
Cash flows from financing activities:
Proceeds from revolving credit facility	44,000	25,000
Payments on revolving credit facility	(14,000)	—
Deferred financing costs	(8)	—
Payments on capital lease obligations	(286)	(280)
Payments of deferred acquisition-related consideration	(1,234)	(748)
Issuance of common stock	1,469	5,016
Excess tax benefit from stock options	(637)	—
Purchase and retirement of treasury stock	(19,083)	(5,824)
Net cash provided by financing activities	10,221	23,164
Net increase in cash and cash equivalents	2,622	4,724
Effect of exchange rate on cash	(236)	(9)
Cash and cash equivalents:
Beginning of period	26,936	34,502
End of period	$29,322	$39,217

See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Cash Flows, continued
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental cash flow information:
Cash paid for interest	$350	$282
Cash paid for income taxes, net of refunds	$482	$287
Non-cash investing activities:
Accrued fixed assets	$1,407	$1,436

See accompanying notes.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. The Company
RealPage, Inc., a Delaware corporation together with its subsidiaries, the “Company” or “we” or “us”, is a provider of property management solutions that enable owners and managers of single family and a wide variety of multifamily and vacation rental property types to manage their marketing, pricing, screening, leasing, accounting, purchasing and other property operations. Our on demand software solutions are delivered through an integrated software platform that provides a single point of access and a shared repository of prospect, renter and property data. By integrating and streamlining a wide range of complex processes and interactions among the rental housing ecosystem of owners, managers, prospects, renters and service providers, our platform optimizes the property management process and improves the experience for all of these constituents. Our solutions enable property owners and managers to optimize revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We believe that the disclosures made are appropriate, conform to those rules and regulations, and that the condensed or omitted information is not misleading.
The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim period presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.
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
Principally, all of our revenue for the three and six months ended June 30, 2015 and 2014 was earned in the United States.
Net property, equipment and software held consisted of $65.6 million and $66.5 million located in the United States, and $5.2 million and $6.1 million in our international subsidiaries at June 30, 2015 and December 31, 2014, respectively.
Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; fair value measurements; purchase accounting allocations; revenue and deferred revenue and related reserves; stock-based compensation and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates. For greater detail regarding these accounting policies and estimates, refer to our Form 10-K.
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
Fair Value Measurements
We measure certain financial assets and liabilities at fair value pursuant to a fair value hierarchy based on inputs to valuation techniques that are used to measure fair value which are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. See additional discussion of our fair value measurements in Note 11.
Concentrations of Credit Risk
Our cash accounts are maintained at various financial institutions and may, from time to time, exceed federally insured limits. The Company has not experienced any losses in such accounts.
Concentrations of credit risk with respect to accounts receivable result from substantially all of our customers being in the multifamily rental housing market. Our customers, however, are dispersed across different geographic areas. We do not require collateral from customers. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Accounts receivable are written off upon determination of non-collectability following established Company policies based on the aging from the accounts receivable invoice date.
No single customer accounted for 10% or more of our revenue or accounts receivable for the three or six months ended June 30, 2015 or 2014.
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to customers in determining whether a cloud computing arrangement includes a software license. The update is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The update allows for the use of either a prospective or retrospective adoption approach. The Company is currently evaluating the potential impact of this guidance on its financial statements.
Additionally, in April 2015 the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendment requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendment is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently assessing the potential impact of this guidance on its financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 is effective for periods beginning after December 15, 2015, and early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material effect on its financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual periods beginning after December 15, 2017 and may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method and are currently evaluating the impact of the pending adoption of this ASU on our ongoing financial reporting.

3. Acquisitions
2015 Acquisitions
Indatus
In June 2015, we acquired certain assets from ICIM Corporation, including the Answer Automation, Call Tracker and Zip Digital products marketed under the name Indatus. The Indatus offerings are software-as-a-service products that provide automated answering services, marketing spend analysis tools and other features which enhance the ability of managers of multifamily properties to communicate with their residents. We plan to integrate the Indatus assets with our existing contact center and maintenance products, increasing the features of these existing products. This transaction was determined to constitute a business combination and was accounted for under FASB Accounting Standards Codification Topic 805, Business Combinations ("ASC 805").
We acquired the Indatus assets for a purchase price of $49.8 million, consisting of a cash payment of $43.9 million at closing, deferred cash payments of up to $5.0 million payable over nineteen months after the acquisition date and contingent cash payments of up to $2.0 million, in the aggregate, if certain revenue targets are met for the twelve month periods ended June 30, 2016 and 2017. The initial fair value of the deferred cash payments and the contingent cash payments was $4.7 million and $1.2 million, respectively, as of the acquisition date. The fair value of the deferred cash payments was estimated based on the present value, as of the date of acquisition, of anticipated future payments. The deferred cash payments are subject to adjustments specified in the acquisition agreement related to the seller's indemnification obligations. The fair value of the contingent cash payments was based on management's estimate of the cash payments using a probability weighted discount model based on the achievement of the specified revenue targets and will be evaluated quarterly. Direct acquisition costs were $0.3 million and expensed as incurred. This acquisition was financed using proceeds from our revolving credit facility.
Acquired intangibles were recorded at their estimated fair value based on the income approach using market-based estimates. The acquired developed product technologies have a useful life of three years and will be amortized on a straight-line basis. The trade name acquired will be amortized over a useful life of one year, based on our anticipated use of the asset, and will be recognized on a straight-line basis. Customer relationships acquired in the transaction will be amortized over a useful life of ten years, which are amortized proportionately to the expected discounted cash flows derived from the asset. Goodwill and identified intangible assets associated with the acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of anticipated synergies resulting from the integration of Indatus with our pre-existing products and from leveraging our existing customer base and sales staff. We included the results of operations of this acquisition in our condensed consolidated financial statements from the effective date of the acquisition.
VRX
In June 2015, we acquired certain assets from RJ Vacations, LLC and Switch Development Corporation, including the VRX product ("VRX"). VRX is a software-as-a-service application which allows vacation rental management companies to manage the cleaning and turning of units, accounting and document management. VRX will augment our existing line of solutions offered to the vacation rental industry and we plan to integrate it with our Kigo solution. This transaction was determined to constitute a business combination and was accounted for under ASC 805.
We acquired the VRX assets for a purchase price of $2.0 million, consisting of a cash payment of $1.5 million at closing and a deferred cash payment of up to $0.5 million. Payment of the deferred cash obligation is contingent upon the achievement of certain subscription and booking activity targets and is subject to adjustments specified in the acquisition agreement related to the sellers' indemnification obligations. The deferred cash obligation had a fair value of $0.5 million, as of the acquisition date, and is due fifteen months after the date of acquisition. The purchase agreement also provides for the sellers to receive additional contingent cash payments of up to $3.0 million. Payment of the contingent cash payments is dependent upon the achievement of certain revenue targets during the twelve month periods ended December 31, 2016, 2017 and 2018, and the sellers providing certain services during a specified period following the acquisition date. Due to this post-acquisition service requirement, the Company concluded that the contingent cash payments represent post-acquisition compensation; therefore, these amounts were excluded from the acquisition consideration. This acquisition was financed using cash flows from operations.
Acquired intangibles were recorded at their estimated fair value based on the income approach using market-based estimates. The acquired product technologies have an estimated useful life of three years and will be amortized on a straight-line basis. Goodwill arising from the acquisition consists largely of anticipated synergies resulting from the integration of VRX with Kigo. Goodwill and identified intangible assets associated with the acquisition are deductible for tax purposes. We included the results of operations of this acquisition in our condensed consolidated financial statements from the effective date of the acquisition. Direct acquisition costs were immaterial and expensed as incurred.

We preliminarily allocated the purchase price of Indatus and VRX as follows:

	Indatus	VRX
	(in thousands)
Accounts receivable	$646	$—
Intangible assets:
Developed product technologies	13,400	752
Customer relationships	9,770	11
Trade names	83	—
Goodwill	25,987	1,228
Net other liabilities	(56)	—
Total purchase price	$49,830	$1,991
The estimated fair values of assets acquired and liabilities assumed related to the above acquisitions are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
2014 Acquisitions
InstaManager
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”). InstaManager is a software-as-a-service vacation rental booking engine used by professional managers of vacation rental properties which offers marketing websites, online pricing and availability, online booking, automated reservations, payment processing and insurance sales. The acquisition of InstaManager expanded our product offerings to include property management software for the vacation rental market. This transaction was determined to constitute a business combination and was accounted for under ASC 805.
We acquired InstaManager for a purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date and contingent cash payments totaling up to $7.0 million if certain revenue targets are met for the twelve month periods ending March 31, 2015 and March 31, 2016. The initial fair value of the deferred cash payment and the contingent cash payments was $0.8 million and $2.4 million, respectively. The fair value of the deferred cash payments was estimated based on the present value, as of the date of acquisition, of anticipated future payments. The fair value of the contingent cash payments was based on management’s estimate of the fair value of the cash payment using a probability weighted discount model based on the achievement of the specified revenue targets and is evaluated quarterly. Direct acquisition costs were less than $0.1 million and expensed as incurred. This acquisition was financed from cash flows from operations.
Acquired intangibles were recorded at their estimated fair value based on the income approach using market-based estimates. The acquired developed product technologies have a useful life of three years and are amortized on a straight-line basis. Goodwill and identified intangible assets associated with this acquisition were deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating InstaManager into our existing operating structure. We included the results of operations of this acquisition in our condensed consolidated financial statements from the effective date of the acquisition.
We assigned an indefinite useful life to the trade name acquired, as we did not anticipate ceasing use of the trade name in the marketplace. In March 2015, we completed the integration of InstaManager with another vacation rental software product and ceased use of the trade name at that time. As a result of this event, we assessed the InstaManager trade name for impairment. See further discussion of this analysis and conclusion in Note 5.
The contingent consideration revenue target for the twelve month period ending March 31, 2015 was achieved, resulting in a contingent cash obligation of $0.5 million. We anticipate that this obligation will be paid in the third quarter of 2015. If the underlying revenue targets are met for the twelve months ending March 31, 2016, the related contingent consideration payment is expected to be paid in the second quarter of 2016. The aggregate fair value of the contingent cash payment obligations was $3.3 million and $2.3 million at June 30, 2015 and December 31, 2014, respectively. We recognized a net loss of $0.6 million and $0.2 million, and $1.0 million and $0.2 million during the three and six months ended June 30, 2015 and 2014, respectively, related to the change in the estimated fair value of the contingent cash payments.

In February 2015, we made the first deferred cash payment of $0.5 million. The remaining deferred cash payment of up to $0.5 million, net of any offsetting amounts permitted under the agreement, is expected to be paid in March 2016. At June 30, 2015 and December 31, 2014, the total deferred cash obligation related to the acquisition of InstaManager, net of any adjustments permitted by the underlying agreement, was $0.5 million and $1.0 million, respectively. The deferred cash obligation was carried net of a discount of less than $0.1 million at June 30, 2015 and December 31, 2014, in the accompanying Condensed Consolidated Balance Sheets.
Virtual Maintenance Manager
In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”). VMM is a software-as-a-service application that facilitates the management of the end-to-end maintenance life cycle for single family and multifamily rental properties and provides property managers with enhanced visibility into their maintenance costs, manages resources and provides enhanced business control for property managers. We integrated VMM into our existing Propertyware products. This transaction was determined to constitute a business combination and was accounted for under ASC 805.
We acquired the VMM assets for a purchase price of $1.2 million, consisting of a cash payment of $1.0 million at closing, a deferred cash payment of up to $0.2 million payable over two years after the acquisition date and contingent cash payments of up to $2.0 million if certain revenue targets are met for the twelve months ending June 30, 2015 and June 30, 2016. The initial fair value of the deferred cash payment and the contingent cash payments was $0.2 million and less than $0.1 million, respectively. The fair value of the deferred cash payments was estimated based on the present value, as of the date of acquisition, of anticipated future payments. The fair value of the contingent cash payments was based on management’s estimate of the fair value of the cash payments using a probability weighted discount model based on the achievement of the specified revenue targets and is evaluated quarterly. Direct acquisition costs were less than $0.1 million and expensed as incurred. This acquisition was financed from cash flows from operations.
Acquired intangibles were recorded at their estimated fair value based on the income approach using market-based estimates. The acquired developed product technologies have a useful life of three years and are amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years, which are amortized proportionately to the expected discounted cash flows derived from the asset. Goodwill and identified intangible assets associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating VMM into our existing operating structure and from anticipated synergies with our existing products. We included the results of operations of this acquisition in our condensed consolidated financial statements from the effective date of the acquisition.
The aggregate fair value of the contingent cash payments was zero and less than $0.1 million at June 30, 2015 and December 31, 2014, respectively. There was no change in the contingent consideration's fair value during the three months ended June 30, 2015. During the six months ended June 30, 2015, we recognized a gain of less than $0.1 million related to changes in the estimated fair value of the contingent cash payments. No gain or loss was recognized during the three months ended June 30, 2015 and 2014, nor during the six months ended June 30, 2014. In May 2015, we made the first deferred cash payment of $0.1 million. The remaining deferred cash payment of up to $0.1 million, net of any offsetting amounts permitted under the agreement, is expected to be paid in the second quarter of 2016. Total deferred cash obligations related to the acquisition of VMM, net of any adjustments permitted by the underlying agreement, was $0.1 million and $0.2 million at June 30, 2015 and December 31, 2014, respectively. The deferred cash obligation was carried net of a discount of less than $0.1 million at June 30, 2015 and December 31, 2014, in the accompanying Condensed Consolidated Balance Sheets.
Notivus
In May 2014, we acquired certain assets from Notivus Multi-Family LLC, including the Notivus product ("Notivus"). Notivus is a software-as-a-service application that provides an outsourced vendor credentialing solution to assist multifamily owners and managers in the credentialing and ongoing monitoring of their current and prospective vendors, suppliers and independent contractors. We subsequently integrated Notivus into our existing Compliance Depot products. This transaction was determined to constitute a business combination and was accounted for under ASC 805.
We acquired the Notivus assets for a purchase price of $4.4 million, consisting of a cash payment of $3.6 million at closing and a deferred cash payment of up to $0.8 million payable over two years after the acquisition date. The initial fair value of the deferred cash payment was approximately $0.8 million and was estimated based on the present value, as of the date of acquisition, of the anticipated future payments. Direct acquisition costs were less than $0.1 million and expensed as incurred. This acquisition was financed from cash flows from operations.
Acquired intangible assets were recorded at their estimated fair value based on the income approach using market-based estimates. The acquired developed product technologies have a useful life of three years and are amortized on a straight-line basis. Goodwill and identified intangible assets associated with this acquisition are deductible for tax purposes and consist largely of the economies of scale expected from integrating Notivus into our existing operating structure and from anticipated synergies with our existing products. We included the results of operations of this acquisition in our condensed consolidated financial statements from the effective date of the acquisition.
At June 30, 2015 and December 31, 2014, the total deferred cash obligation related to the acquisition of Notivus, net of any adjustments permitted by the underlying agreement, was $0.8 million. The deferred cash obligation was carried net of a discount of less than $0.1 million at June 30, 2015 and December 31, 2014 in the accompanying Condensed Consolidated Balance Sheets.
Kigo, Inc.
In June 2014, we acquired all of the issued and outstanding stock of Kigo, Inc. ("Kigo"). Kigo is a software-as-a-service vacation rental booking system based in the United States with operations in Spain. Kigo offers services for vacation rental property managers that include vacation rental calendars, scheduling, reservations, accounting, channel management, website design, payment processing and other tasks to aid the management of leads, revenue, resources and lodging calendars. We integrated our existing vacation rental products with Kigo and launched an enhanced version of the software in March 2015. This transaction was determined to constitute a business combination and was accounted for under ASC 805.
We acquired Kigo for a purchase price of $36.2 million, consisting of a cash payment of $30.7 million and a deferred cash payment of up to $5.5 million, payable over two and a half years after the acquisition date. Interest is accrued on the deferred cash payments at a rate equal to the one-month London Interbank Offered Rate ("LIBOR"), plus a premium of 1.00%, and is payable on the date the underlying principal is due. This acquisition was financed from proceeds from our revolving line of credit and cash flows from operations. Direct acquisition costs were $0.5 million and were expensed as incurred.
Acquired intangible assets were recorded at their estimated fair value based on the income approach using market-based estimates. The acquired developed product technologies have a useful life of three years and are amortized on a straight-line basis. Acquired customer relationships have a useful life of ten years, which are amortized proportionately to the expected discounted cash flows derived from the asset. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Goodwill and identified intangible assets associated with this acquisition are not deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating Kigo into our existing operating structure and from anticipated synergies with our existing products. We included the results of operations of this acquisition in our condensed consolidated financial statements from the effective date of this acquisition.
At June 30, 2015 and December 31, 2014, the total deferred cash obligation related to the acquisition of Kigo, net of any adjustments permitted by the underlying agreement, was $5.4 million.
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
Acquisition Activity Prior to 2014
We completed acquisitions in the years prior to 2014 for which acquisition-related contingent consideration was included in the purchase price and recorded at fair value. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated on a quarterly basis and measured at the estimated fair value based on the probabilities, as determined by management, of achieving the respective targets. This evaluation will be performed until all of the targets have been met or terms of the respective agreements expire. As of June 30, 2015 and December 31, 2014, the aggregate fair value of contingent consideration obligations related to acquisitions completed prior to 2014 was $0.5 million and $1.8 million, respectively. We recognized a net gain $0.5 million and $0.4 million, and $0.6 million and $0.2 million during the three and six months ended June 30, 2015 and 2014, respectively, related to the change in fair value of these acquisition-related contingent consideration obligations. Aggregate deferred cash obligations related to these acquisitions was $2.4 million at June 30, 2015 and December 31, 2014, net of any adjustments permitted by the underlying agreements. These amounts were presented net of a discount of less than $0.1 million at June 30, 2015 and December 31, 2014.
No payments of deferred or contingent cash obligations were made during the three months ended June 30, 2015 related to acquisitions completed prior to 2014. We paid deferred and contingent cash obligations related to acquisitions completed in years prior to 2014 in the aggregate amount of $0.2 million during the three months ended June 30, 2014, and $0.7 million and $1.0 million during six months ended June 30, 2015 and 2014, respectively. Additionally, during the three months ended June 30, 2015, we issued 36,250 unregistered shares of our common stock as part of deferred consideration obligations relating to acquisitions that occurred prior to 2014.
Pro Forma Results of Acquisitions
The following table presents pro forma results of operations for the three and six months ended June 30, 2015 and 2014, as if the aforementioned acquisitions had occurred at the beginning of each period presented. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax benefit and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the presented period, or of future periods. Pro forma results are presented in thousands, except per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 Pro Forma	2014 Pro Forma	2015 Pro Forma	2014 Pro Forma
Revenue:
On demand	$112,692	$94,972	$222,220	$195,542
On premise	726	826	1,467	1,691
Professional and other	3,396	2,556	6,665	5,246
Total revenue	116,814	98,354	230,352	202,479
Net loss	$(3,948)	$(7,058)	$(6,039)	$(8,888)
Net loss per common share
Basic	$(0.05)	$(0.09)	$(0.08)	$(0.12)
Diluted	$(0.05)	$(0.09)	$(0.08)	$(0.12)
4. Property, Equipment and Software
Property, equipment and software consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Leasehold improvements	$21,371	$22,943
Data processing and communications equipment	63,600	59,390
Furniture, fixtures and other equipment	17,611	16,254
Software	56,713	51,915
	159,295	150,502
Less: Accumulated depreciation and amortization	(88,464)	(77,886)
Property, equipment and software, net	$70,831	$72,616
Depreciation and amortization expense for property, equipment and purchased software was $5.2 million and $4.6 million for the three months ended, and $10.2 million and $8.8 million for the six months ended June 30, 2015 and 2014, respectively. This includes amortization related to assets acquired through capital leases.
The carrying amount of capitalized software development costs was $37.0 million and $32.5 million and related accumulated amortization totaled $12.2 million and $10.7 million at June 30, 2015 and December 31, 2014, respectively. Amortization expense related to capitalized software development costs totaled $0.8 million and $0.3 million for the three months ended, and $1.5 million and $0.7 million during the six months ended June 30, 2015 and 2014, respectively.
We review in-progress software development projects on a periodic basis to ensure completion is assured and the development work will be placed into service as a new product or product enhancement. During the six months ended June 30, 2015, we identified certain projects for which software development work had ceased and it was determined the projects would be abandoned. Our analysis of the capitalized costs resulted in the conclusion that they had no value outside of the respective projects for which they were originally incurred. As a result, we recognized an impairment loss of $0.2 million and $0.8 million during the three and six months ended June 30, 2015 related to these costs. The impairment charge is included in "Product development" in the accompanying Condensed Consolidated Statements of Operations. No impairments were recognized during the six months ended June 30, 2014.
During the second quarter of 2015, we modified or terminated certain operating lease agreements for office space prior to the end of the applicable lease term. As a result of these changes, we recognized an impairment charge of $1.5 million related to leasehold improvements associated with a modified lease agreement. The impairment charge is included in the line "General and administrative" in the accompanying Condensed Consolidated Statements of Operations. During the three months ended June 30, 2015, we also disposed of fixed assets with a net carrying value of $0.3 million related to these offices by sale or other means. See additional discussion of these changes in Note 8.
5. Goodwill and Identified Intangible Assets
The change in the carrying amount of goodwill, in thousands, for the six months ended June 30, 2015 is as follows:

Balance at January 1, 2015	$193,378
Goodwill acquired	27,177
Balance at June 30, 2015	$220,555
Identified intangible assets consisted of the following at June 30, 2015 and December 31, 2014:

		June 30, 2015			December 31, 2014
	Weighted Average Remaining Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Finite-lived intangible assets:
Developed technologies	3.2	$69,541	$(44,115)	$25,426	$55,212	$(39,343)	$15,869
Customer relationships	9.3	96,523	(49,416)	47,107	86,753	(44,264)	42,489
Vendor relationships	4.2	5,650	(5,524)	126	5,650	(5,273)	377
Trade names	1.0	83	(7)	76	—	—	—
Total finite-lived intangible assets	6.8	171,797	(99,062)	72,735	147,615	(88,880)	58,735
Indefinite-lived intangible assets:
Trade names		40,815	—	40,815	41,350	—	41,350
Total identified intangible assets		$212,612	$(99,062)	$113,550	$188,965	$(88,880)	$100,085
Amortization expense related to finite-lived intangible assets was $5.3 million and $5.1 million for the three months ended, and $10.2 million and $10.1 million for the six months ended June 30, 2015 and 2014, respectively.
In March 2015, the Company completed the integration of the InstaManager and Kigo platforms into a single solution marketed under the Kigo name. Subsequent to this integration, the Company discontinued the use of the InstaManager trade name to market or identify the software. Due to this change in circumstance, the Company evaluated the InstaManager trade name for impairment and concluded an impairment in the amount of $0.5 million existed at March 31, 2015. The charge related to this impairment is included in "General and administrative" in the accompanying Condensed Consolidated Statements of Operations.
6. Debt
New Credit Facility Opened September 2014
On September 30, 2014, the Company entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our consolidated net leverage ratio, which is a ratio of the Company’s consolidated funded indebtedness to its consolidated EBIDTA, as defined in the agreement, to exceed 3.25 to 1.00.

Advances under the credit facility may be voluntarily prepaid and re-borrowed. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75%. The base LIBOR rate is, at our discretion, equal to either one, two, three or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50% or one month LIBOR plus 1.00%. In each case, the applicable margin is determined based upon our consolidated net leverage ratio. Accumulated interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR. The credit facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the credit facility. We are also required to comply with customary affirmative and negative covenants, as well as a consolidated net leverage ratio and an interest coverage ratio. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity on September 30, 2019.
As of June 30, 2015 and December 31, 2014, we had outstanding principal of $50.0 million and $20.0 million, respectively, under our revolving line of credit. As of June 30, 2015, $150.0 million was available under our revolving line of credit, of which $10.0 million was available for the issuance of letters of credit and $20.0 million for swingline loans. We had unamortized debt issuance costs of $1.1 million and $1.3 million at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we were in compliance with the covenants under our credit facility.
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
In May 2014, we entered into an amendment to the previous credit facility. Under the terms of the amendment, the restrictive covenants were amended to permit us to repurchase up to $75.0 million of our common stock, subject to certain conditions. Additionally, the fixed charge coverage ratio was replaced with a new minimum interest expense coverage ratio and the capital expenditures limitation was increased.
In June 2014, we entered into a second amendment to the previous credit facility. Under the terms of the amendment, the parties to the credit facility consented to the acquisition of Kigo as a "Permitted Acquisition," as defined in the previous credit facility, and would be excluded from the calculation of the Aggregated Permitted Acquisition Limit. Additionally, the amendment increased the value of our equipment that could be in the hands of our employees, consultants or customers in the ordinary course of business to $2.5 million and amended the definition of "Aggregate Permitted Acquisition Limit" to $150.0 million, plus an additional $100.0 million if certain conditions were met.
7. Stock-based Compensation
In January 2015, the Company adopted the First Amendment to the Company's Amended and Restated 2010 Equity Incentive Plan. The amendment prohibits the repricing of stock options and stock appreciation rights other than in connection with a change in the Company's corporate structure.
In April 2015, the Company adopted the Second Amendment to the Company's Amended and Restated 2010 Equity Incentive Plan. This amendment increased the value of the automatic annual award of restricted stock received by outside directors, adjusted the vesting of the annual restricted stock awards to occur ratably over a period of four calendar quarters and modified the timing and pro ration of awards for independent directors initially elected or appointed on a date other than April 1st.

During the six months ended June 30, 2015, we granted 591,165 shares of restricted stock which require the achievement of certain market-based conditions to become eligible to vest. The shares become eligible to vest based on the achievement of the following conditions:

Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Condition to Become Eligible to Vest
—	30,000	After the grant date and prior to July 1, 2017, the average closing price per share of the Company's common stock equals or exceeds $25.00 for twenty consecutive trading days
—	30,000	After the grant date and prior to July 1, 2017, the average closing price per share of the Company's common stock equals or exceeds $30.00 for twenty consecutive trading days
4,224	235,579	After the grant date and prior to July 1, 2018, the average closing price per share of the Company's common stock equals or exceeds $30.00 for twenty consecutive trading days
4,231	265,586	After the grant date and prior to July 1, 2018, the average closing price per share of the Company's common stock equals or exceeds $35.00 for twenty consecutive trading days
—	30,000	After the grant date and prior to July 1, 2018, the average closing price per share of the Company's common stock equals or exceeds $40.00 for twenty consecutive trading days
Shares that become eligible to vest, if any, become Eligible Shares. Eligible Shares vest ratably over the four calendar quarters following the date they become Eligible Shares. However, all unvested Eligible Shares will be fully vested on July 1, 2018.
During the three and six months ended June 30, 2015, we granted the following stock options:

Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Vesting Period
112,060	1,860,950	Granted options vest ratably over a period of twelve quarters
20,125	20,125	Granted options vested upon the grant date
40,420	40,420	Granted options vest ratably over a period of eight quarters
During the three and six months ended June 30, 2015, we granted the following restricted stock:

Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Vesting Period
33,257	499,523	Granted shares vest ratably over a period of twelve quarters
—	162,695	Granted shares vest ratably over a period of two quarters
22,335	22,335	Granted shares vested upon the grant date
59,792	59,792	Granted shares vest ratably over a period of four quarters
24,665	24,665	Granted shares vest ratably over a period of eight quarters
All stock options and restricted stock were granted under the Amended and Restated 2010 Equity Incentive Plan, as amended.
8. Commitments and Contingencies
Lease Commitments
In the first quarter of 2013, we entered into a capital lease agreement for software that expires in 2016. Amortization of the leased assets is recognized on a straight-line basis.
The assets under the capital lease were as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Software	$1,977	$1,977
Less: Accumulated amortization	(1,412)	(1,110)
Assets under capital lease, net	$565	$867

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments, in thousands, as of June 30, 2015 were as follows:

2015	$294
2016	294
Total minimum lease payments	$588
Less amount representing average interest at 2.2%	(7)
581
Less current portion	581
Long-term portion	$—
The Company leases office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2028 and provide for renewal options. The agreements generally require the Company to pay for executory costs such as real estate taxes, insurance and repairs.
In May 2015, the Company entered into a lease agreement for office space located in Richardson, Texas. The lease is for a term of twelve years and includes extension options. Similar to our other operating leases, the agreement requires the Company to pay for executory costs such as real estate taxes, insurance and utilities. The lease term commences in 2016. In July 2015, the Company entered into an amendment of the lease which increased the amount of leased space.
During the three months ended June 30, 2015, the Company vacated our leased office space in Westlake Village, California and Chicago, Illinois. During the same period we entered into a modification agreement related to our leased office space in San Francisco, California whereby we reduced the amount of leased space. These modifications were made to consolidate our operations and reduce operating costs. Related to the above changes we recognized a cease-use liability in the amount of $0.2 million. The cease-use liability reflects the fair value of the remaining net cash flows related to our continuing obligations under the leases, net of estimated sub-rents. Additionally, we recognized a reduction of our deferred rent liability in the amount of $0.9 million related to lease incentives for the San Francisco office. These adjustments are reflected in the "General and administrative" line in the accompanying Condensed Consolidated Statements of Operations. In July 2015, we entered into an agreement to terminate the lease of our Charlotte, North Carolina office space effective August 31, 2015.
Minimum annual rental commitments under non-cancellable operating leases and total minimum rentals to be received under non-cancellable subleases were as follows at June 30, 2015:

	Minimum Lease Payments	Minimum Rentals to be Received Under Subleases	Net Lease Payments
	(in thousands)
2015	$5,370	$100	$5,270
2016	9,630	99	9,531
2017	8,192	74	8,118
2018	8,405	—	8,405
2019	7,943	—	7,943
Thereafter	53,478	—	53,478
	$93,018	$273	$92,745
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2015 or December 31, 2014.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of June 30, 2015 or December 31, 2014.
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
In November 2014, the Company was named in a purported class action lawsuit related to our screening services. At June 30, 2015, we accrued a liability for estimated settlement costs related to this matter, based on events which occurred in July 2015. No liability for estimated settlement costs or other legal matters was accrued at December 31, 2014.
During the six months ended June 30, 2014, we expensed $4.7 million, inclusive of the settlements and other associated costs, related to litigation settled during that period. The litigation related to reimbursement claims made against us, each by a primary and an excess layer errors and omissions insurance carrier. The carriers were seeking reimbursement of claims formerly funded by them relating to a litigation matter settled in 2012.
We are involved in other litigation matters not listed above, but we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related to those unfold.
9. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 667,244 and 1,336,749 for the three months ended, and 1,106,796 and 1,788,923 for the six months ended June 30, 2015 and 2014, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net loss	$(3,318)	$(6,291)	$(4,926)	$(7,127)
Denominator:
Basic:
Weighted average common shares used in computing basic net loss per share	76,799	77,283	76,877	77,004
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Weighted average common shares used in computing diluted net loss per share	76,799	77,283	76,877	77,004
Net loss share:
Basic	$(0.04)	$(0.08)	$(0.06)	$(0.09)
Diluted	$(0.04)	$(0.08)	$(0.06)	$(0.09)
10. Income Taxes
We make estimates and judgments in determining our provision for income taxes for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.
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
Our effective income tax rate was 23.5% and 24.7% for the six months ended June 30, 2015 and 2014, respectively.
In July 2015, the Company filed amended 2013 and 2012 income tax returns for selected states to correct certain items that were improperly deducted, as determined by the Company subsequent to the initial filings. The primary effect of the amended returns was an immaterial increase in our current state income tax liability and a reduction of our state net operating loss deferred tax asset, net of federal benefit, of approximately $0.7 million at December 31, 2014.
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
Level 3 - Inputs are derived from valuation techniques in which one or more of the significant inputs or value drivers are unobservable.
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

Assets and liabilities measured at fair value on a recurring basis:
Contingent consideration obligations
The fair value of contingent consideration obligations is estimated using a probability weighted discount model which considers the achievement of the conditions upon which the respective contingent obligation is dependent. The probability of achieving the specified conditions is assessed by applying a Monte Carlo weighted-average model. Inputs into the valuation model include a discount rate specific to the acquired entity, a measure of the estimated volatility and the risk free rate of return. There were no changes in our valuation methodology during the periods ended June 30, 2015 and December 31, 2014.
Significant unobservable inputs used in the contingent consideration fair value measurements included the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Discount rates	15.8 - 60.5%	22.5 - 64.0%
Volatility rates	35.0 - 54.0%	45.0 - 48.0%
Risk free rate of return	0.1% - 0.2%	0.1% - 0.2%
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
The following table discloses the liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Fair value at June 30, 2015 (in thousands)
	Total	Level 1	Level 2	Level 3
Contingent consideration related to the acquisition of:
Active Building	$463	$—	$—	$463
MyBuilding	74	—	—	74
InstaManager	3,336	—	—	3,336
VMM	—	—	—	—
Indatus	1,168	—	—	1,168
VRX	491	—	—	491
	$5,532	$—	$—	$5,532

	Fair value at December 31, 2014 (in thousands)
	Total	Level 1	Level 2	Level 3
Contingent consideration related to the acquisition of:
Active Building	$1,566	$—	$—	$1,566
MyBuilding	248	—	—	248
InstaManager	2,335	—	—	2,335
VMM	1	—	—	1
	$4,150	$—	$—	$4,150
There were no assets measured at fair value on a recurring basis at June 30, 2015 or December 31, 2014.

The following table summarizes the changes in the fair value of our Level 3 liabilities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Balance at beginning of period	$4,150	$1,827
Initial contingent consideration	1,659	2,939
Settlements through cash payments	(687)	—
Net loss (gain) on change in fair value	410	(73)
Balance at end of period	$5,532	$4,693
Net gains or losses on the change in the fair value of the contingent consideration obligations are included in the "General and administrative" line in the accompanying Condensed Consolidated Statements of Operations.
Assets and liabilities measured at fair value on a non-recurring basis:
There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014.
Due to a change in circumstance, the Company assessed the InstaManager trade name for impairment during the period ended March 31, 2015. The impairment analysis included comparing the estimated fair value of the trade name to its carrying value. We used a discounted cash flow model to estimate the fair value of the trade name. Cash flows were estimated by applying a royalty rate to the estimated future revenues generated by the InstaManager trade name. Significant unobservable inputs used in deriving the fair value include the royalty rate applied to the projected revenue stream and the discount rate used to determine the present value of the estimated future cash flows. Through the application of this model, we concluded the fair value of the trade name was zero at March 31, 2015 and recognized an impairment charge in income. The analysis resulted in the recognition of an impairment charge in the amount of $0.5 million during the first quarter of 2015. See Note 5 for further discussion of the impairment. We believe that the methods and assumptions used to determine the fair value of the trade name were reasonable. Based on the significant unobservable inputs required, we concluded that the estimate should be classified as a Level 3 measurement.
12. Stockholders' Equity
On May 6, 2014, the board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. In May 2015, our board of directors approved an extension of the stock repurchase program through May 6, 2016, permitting the repurchase of up to $50.0 million of our common stock over the extended one-year period. Repurchases during the extension period are incremental to the shares repurchased by the Company since May 2014. During the year ended December 31, 2014, we repurchased 966,595 shares at a weighted average cost of $16.06 per share and a total cost of $15.5 million. During the three and six months ended June 30, 2015, we repurchased 369,861 and 771,304 shares at a weighted average cost of $19.46 and $19.64 per share and a total cost of $7.2 million and $15.1 million, respectively.
In May 2015 the board of directors approved a motion to retire all shares acquired under the stock repurchase program through May 8, 2015 and any future shares repurchased under the repurchase program. During the six months ended June 30, 2015 we retired 1,737,899 shares of our common stock.

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
Overview
We are a leading provider of on demand software and software-enabled services for the rental housing and vacation rental industries. Our broad range of property management solutions enable owners and managers of a wide variety of single, multifamily and vacation rental property types to enhance the visibility, control and profitability of each portion of the renter life cycle and operation of a property. By integrating and streamlining a wide range of complex processes and interactions among the rental housing and vacation rental ecosystem of owners, managers, prospects, renters and service providers, our platform helps optimize the property management process, improve the user experience, increase revenue and reduce costs for professional property managers.
The substantial majority of our revenue is derived from sales of our on demand software solutions. We also derive revenue from our professional and other services. A small percentage of our revenue is derived from sales of our on premise software solutions to our existing on premise customers. Our on demand software solutions are sold pursuant to subscription license agreements and our on premise software solutions are sold pursuant to term or perpetual license and associated maintenance agreements. We primarily price our solutions based on the number of units the customer manages with our solutions. For our insurance-based solutions, we earn revenue based on a commission rate that considers earned premiums, agent commission, incurred losses and premiums and profits retained by our underwriter. Our transaction-based solutions are priced based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States.
As of June 30, 2015, approximately 11,500 customers used one or more of our on demand software solutions to help manage the operations of approximately 10.3 million multifamily, single family or vacation rental units. Our customers include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2015 by the National Multifamily Housing Council, based on the number of units managed. While the use and transition to on demand software solutions in the rental housing industry is growing rapidly, we believe it remains at a relatively early stage of adoption. Additionally, there is a low level of penetration of our on demand software solutions in our existing customer base. We believe these factors present us with significant opportunities to generate revenue through sales of additional on demand software solutions. Our existing and potential customers base their decisions to invest in our solutions on a number of factors, including general economic conditions.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software and software-enabled services to include property management, leasing and marketing, renter management and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing and vacation rental markets. Since July 2002, we have completed 32 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions and our customer base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of on demand solutions.

Recent Acquisitions
2015 Acquisitions
Indatus
In June 2015, we acquired certain assets from ICIM Corporation, including the Answer Automation, Call Tracker and Zip Digital products marketed under the name Indatus. The Indatus offerings are software-as-a-service products that provide automated answering services, marketing spend analysis tools and other features which enhance the ability of managers of multifamily properties to communicate with their residents. We plan to integrate the Indatus assets with our existing contact center and maintenance products, increasing the features of these existing solutions. We acquired Indatus for a purchase price of $49.8 million, consisting of a cash payment of $43.9 million at closing, deferred cash payments of up to $5.0 million payable over nineteen months after the acquisition date and contingent cash payments of up to $2.0 million, in the aggregate, if certain revenue targets are met for the twelve month periods ending June 30, 2016 and 2017.
VRX
In June 2015, we acquired certain assets from RJ Vacations, LLC and Switch Development Corporation, including the VRX product ("VRX"). VRX is a software-as-a-service application which allows vacation rental management companies to manage the cleaning and turning of units, accounting and document management. VRX will augment our existing line of solutions offered to the vacation rental industry and we plan to integrate it with our Kigo solution. We acquired VRX for a purchase price of $2.0 million, consisting of a cash payment of $1.5 million at closing and a deferred cash payment of up to $0.5 million. The purchase agreement also provides for us to make additional contingent cash payments of up to $3.0 million. Payment of the contingent cash payments is dependent upon the achievement of certain revenue targets during the twelve month periods ended December 31, 2016, 2017 and 2018 and the sellers providing certain services during a specified period following the acquisition date. Due to the post-acquisition compensation nature of the contingent cash payments, they are not included in the acquisition consideration.
The purchase of Indatus and VRX were determined to constitute business combinations and were accounted for under ASC 805. The estimated fair value of assets acquired and liabilities assumed in conjunction with these transactions were preliminary in nature at June 30, 2015 and are based on information that was available as of the acquisition date. At June 30, 2015, we were awaiting additional information necessary to finalize these estimates and expect to finalize the valuation and complete the purchase price allocation as soon as is practicable, but no later than one year from the acquisition date.
2014 Acquisitions
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”), for a purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date and contingent cash payments totaling up to $7.0 million if certain revenue targets are met for the twelve month periods ending March 31, 2015 and March 31, 2016. The revenue target for the twelve month period ending March 31, 2015 was achieved, and we anticipate paying the first contingent consideration payment of $0.5 million in the third quarter of 2015. InstaManager was a software-as-a-service vacation rental booking system used by professional managers of vacation rental properties. InstaManager offers marketing websites, online pricing and availability, online booking, automated reservations, payment processing and insurance sales. In March 2015, we completed the integration of InstaManager with other subsequently acquired software products.
In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”), for a purchase price of $1.2 million, consisting of a cash payment of $1.0 million at closing, a deferred cash payment of up to $0.2 million payable over two years after the acquisition date and contingent cash payments of up to $2.0 million if certain revenue targets are met for the twelve month periods ending June 30, 2015 and June 30, 2016. The revenue target for the twelve month period ending June 30, 2015 was not achieved. VMM is a software-as-a-service application that facilitates the management of the end-to-end maintenance life cycle for single family and multifamily rental properties and provides property managers with enhanced visibility into their maintenance costs, manages resources and provides enhanced business control for property managers.
In May 2014, we acquired substantially all of the operating assets of Notivus Multi-Family, LLC ("Notivus") for a purchase price of $4.4 million, consisting of a cash payment of $3.6 million at closing and a deferred cash payment of up to $0.8 million payable over two years after the acquisition date. The acquisition of Notivus expanded our ability to provide vendor risk management and compliance software solutions for the rental housing industry.
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
Non-GAAP on demand revenue per average on demand unit. This metric represents non-GAAP on demand revenue for the period presented divided by average on demand units for the same period. For interim periods, the calculation is performed on an annualized basis. We calculate average on demand units as the average of the beginning and ending on demand units for each quarter in the period presented. We monitor this metric to measure our success in increasing the number of on demand software solutions utilized by our customers to manage their rental housing units, our overall revenue and our profitability.
Non-GAAP on demand annual customer value ("ACV"). This metric represents management's estimate of the current annual run-rate value of on demand customer relationships. ACV is calculated by multiplying ending on demand units by annualized non-GAAP on demand revenue per average on demand unit.
Adjusted EBITDA. We define Adjusted EBITDA as (loss) income plus acquisition-related and other deferred revenue adjustments; depreciation, asset impairment and loss on disposal of assets; amortization of intangible assets; net interest expense; income tax expense (benefit); stock-based compensation expense; any impact related to the litigation with Yardi Systems, Inc. (including related insurance litigation and settlement costs), collectively the "Yardi Litigation"; and acquisition-related expenses.
Non-GAAP Financial Measures. We believe that the non-GAAP financial measures defined above are useful to investors and other users of our financial statements in evaluating our operating performance because they provide additional tools to compare business performance across companies and periods. We believe that:

•
These non-GAAP financial measures provide investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•
it is useful to exclude certain non-cash charges, such as depreciation and asset impairment, amortization of intangible assets and stock-based compensation and non-core operational charges, such as acquisition-related expenses and any impact related to the Yardi Litigation, from non-GAAP earnings measures, such as Adjusted EBITDA, because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be; and

•
it is useful to include deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience determining the settlement of the contractual obligation in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense.

We use the non-GAAP financial measures defined above in conjunction with traditional GAAP financial measures as part of our overall assessment of our performance; for planning purposes, including the preparation of our annual operating budget; to evaluate the effectiveness of our business strategies; and to communicate with our board of directors concerning our financial performance.
We do not place undue reliance on non-GAAP financial measures as our only measures of operating performance. Non-GAAP financial measures should not be considered substitutes for other measures of financial performance or liquidity reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do; that they do not reflect changes in, or cash requirements for, our working capital; and that they do not reflect our capital expenditures or future requirements for capital expenditures. We compensate for the inherent limitations associated with using non-GAAP financial measures through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure.

Key Components of Our Results of Operations
Revenue
We derive our revenue from three primary sources: our on demand software solutions, our on premise software solutions, and our professional and other services.
On demand revenue. Revenue from our on demand software solutions is composed of license and subscription fees relating to our on demand software solutions, typically licensed over one year terms, commission income from sales of renter’s insurance policies and transaction fees for certain on demand software solutions, such as payment processing, spend management and billing services. Typically, we price our on demand software solutions based primarily on the number of units the customer manages with our solutions. For our insurance based solutions, our agreement provides for a fixed commission on earned premiums related to the policies sold by us. The agreement also provides for a contingent commission to be paid to us. This agreement provides for a calculation that considers, on the policies sold by us, earned premiums less i) earned agent commissions, ii) a percent of premium retained by our underwriting partner, iii) incurred losses and iv) profit retained by our underwriting partner during the time period. Our estimate of our contingent commission revenue considers historical loss experience on the policies sold by us. We price our transaction-based solutions based on a fixed rate per transaction.
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
Cost of Revenue
Cost of revenue consists primarily of personnel costs related to our operations, support services, training and implementation services; expenses related to the operation of our data center; and fees paid to third-party service providers. Personnel costs include salaries, bonuses, stock-based compensation and employee benefits. Cost of revenue also includes an allocation of facilities costs, overhead costs and depreciation, as well as amortization of acquired technology related to strategic acquisitions and amortization of capitalized development costs. We allocate facilities, overhead costs and depreciation based on headcount.
Operating Expenses
We classify our operating expenses into three categories: product development, sales and marketing and general and administrative. Our operating expenses primarily consist of personnel costs; costs for third-party contracted development; marketing; legal; accounting; and consulting services and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based compensation and employee benefits for employees in that category. In addition, our operating expenses include an allocation of our facilities costs, overhead costs and depreciation based on headcount for that category, as well as amortization of purchased intangible assets resulting from our acquisitions and capitalized development costs.
Product development. Product development expense consists primarily of personnel costs for our product development employees and executives and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our on demand software solutions and expanding our suite of on demand software solutions. We maintain product development and service centers in Hyderabad, India and Manila, Philippines, respectively, to take advantage of strong technical talent at lower personnel costs as compared to the United States.
Sales and marketing. Sales and marketing expense consists primarily of personnel costs for our sales, marketing and business development employees and executives; travel and entertainment; and marketing programs. Marketing programs consist of amounts paid for search engine optimization ("SEO") and search engine marketing ("SEM"); renter’s insurance; other advertising, trade shows, user conferences, public relations, industry sponsorships and affiliations; and product marketing. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including customer, key vendor and supplier relationships and trade names obtained in connection with our acquisitions.

General and administrative. General and administrative expense consists of personnel costs for our executive, finance and accounting, human resources, management information systems and legal personnel, as well as legal, accounting and other professional service fees and other corporate expenses.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base these estimates and assumptions on historical experience, projected future operating or financial results or on various other factors that we believe to be reasonable and appropriate under the circumstances. We reconsider and evaluate our estimates and assumptions on an on-going basis. Accordingly, actual results may differ significantly from these estimates.
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates, and therefore, could have the greatest potential impact on our condensed consolidated financial statements:

•	Revenue recognition;

•	Deferred revenue;

•	Fair value measurements;

•	Accounts receivable and related allowance;

•	Purchase accounting and contingent consideration;

•	Goodwill and other intangible assets with indefinite lives;

•	Contingent liabilities;

•	Impairment of long-lived assets;

•	Intangible assets with finite lives;

•	Stock-based compensation;

•	Income taxes, including deferred tax assets and liabilities; and

•	Capitalized product development costs.
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

Results of Operations
The following tables set forth our unaudited results of operations for the specified periods in thousands, except per share data, and as a percentage of our revenue for the respective periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2015	2015	2014	2014
Revenue:
On demand	$110,640	96.4%	$91,606	96.4%
On premise	726	0.6	826	0.9
Professional and other	3,396	3.0	2,556	2.7
Total revenue	114,762	100.0	94,988	100.0
Cost of revenue(1)	49,557	43.2	42,115	44.3
Gross profit	65,205	56.8	52,873	55.7
Operating expense:
Product development(1)	18,084	15.8	15,941	16.8
Sales and marketing(1)	29,823	26.0	28,030	29.5
General and administrative(1)	20,037	17.4	16,819	17.7
Total operating expense	67,944	59.2	60,790	64.0
Operating loss	(2,739)	(2.4)	(7,917)	(8.3)
Interest expense and other, net	(390)	(0.3)	(204)	(0.2)
Loss before income taxes	(3,129)	(2.7)	(8,121)	(8.5)
Income tax expense (benefit)	189	0.2	(1,830)	(1.9)
Net loss	$(3,318)	(2.9)	$(6,291)	(6.6)
Net loss per share
Basic	$(0.04)		$(0.08)
Diluted	$(0.04)		$(0.08)
Weighted average shares used in computing net loss per share
Basic	76,799		77,283
Diluted	76,799		77,283

(1)Includes stock-based compensation expense as follows:
Cost of revenue	$1,216		$866
Product development	2,572		2,144
Sales and marketing	3,843		3,101
General and administrative	3,619		3,922

	Six Months Ended June 30,
	2015	2015	2014	2014
Revenue:
On demand	$217,100	96.4%	$188,614	96.4%
On premise	1,467	0.7	1,691	0.9
Professional and other	6,665	2.9	5,246	2.7
Total revenue	225,232	100.0	195,551	100.0
Cost of revenue(1)	97,281	43.2	82,042	42.0
Gross profit	127,951	56.8	113,509	58.0
Operating expense:
Product development(1)	36,061	16.0	30,782	15.7
Sales and marketing(1)	58,774	26.1	54,021	27.6
General and administrative(1)	38,900	17.3	37,748	19.3
Total operating expense	133,735	59.4	122,551	62.6
Operating loss	(5,784)	(2.6)	(9,042)	(4.6)
Interest expense and other, net	(657)	(0.3)	(426)	(0.2)
Loss before income taxes	(6,441)	(2.9)	(9,468)	(4.8)
Income tax benefit	(1,515)	(0.7)	(2,341)	(1.2)
Net loss	$(4,926)	(2.2)	$(7,127)	(3.6)
Net loss per share
Basic	$(0.06)		$(0.09)
Diluted	$(0.06)		$(0.09)
Weighted average shares used in computing net loss per share
Basic	76,877		77,004
Diluted	76,877		77,004

(1)Includes stock-based compensation expense as follows:
Cost of revenue	$2,450		$1,873
Product development	5,291		4,056
Sales and marketing	7,632		6,244
General and administrative	6,624		7,085

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands, except dollar per unit data)				(in thousands, except dollar per unit data)
Revenue:
On demand	$110,640	$91,606	$19,034	20.8%	$217,100	$188,614	$28,486	15.1%
On premise	726	826	(100)	(12.1)	1,467	1,691	(224)	(13.2)
Professional and other	3,396	2,556	840	32.9	6,665	5,246	1,419	27.0
Total revenue	$114,762	$94,988	$19,774	20.8	$225,232	$195,551	$29,681	15.2
On demand unit metrics:
Ending on demand units	10,302	9,371	931	9.9	10,302	9,371	931	9.9
Average on demand units	10,001	9,328	673	7.2	9,816	9,241	575	6.2
Non-GAAP on demand revenue	$110,108	$91,399	$18,709	20.5	$216,102	$189,731	$26,371	13.9
Annualized non-GAAP on demand revenue per average on demand unit	$44.04	$39.19	$4.85	12.4	$44.03	$41.06	$2.97	7.2
Non-GAAP on demand annual customer value	$453,700	$367,249	$86,451	23.5
The changes in total revenue for the three and six months ended June 30, 2015 as compared to the same periods in 2014 were due to the following:
On demand revenue. On demand revenue represented 96.4% of our total revenue during the three months ended June 30, 2015 and 2014. During the six months ended June 30, 2015 and 2014, on demand revenue represented 96.4% and 96.5% of our total revenue, respectively. Our on demand revenue increased $19.0 million, or 20.8%, and $28.5 million, or 15.1%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. This increase was driven by an increase in the number of rental units managed with one or more of our solutions and greater customer adoption across our platform of solutions. Overall revenue growth continues to benefit from our investments in on demand data processing infrastructure, product development and sales force. Continued customer adoption across our platforms contributed to an increase in our revenue per average on demand unit from $39.19 to $44.04, or 12.4%, during the three months ended, and from $41.06 to $44.03, or 7.2%, during the six months ended June 30, 2015, as compared to the same period in 2014. This increase in revenue per average on demand unit was realized despite the dilutive impact of our acquisition of Indatus in the second quarter of 2015.
On premise revenue. On premise revenue decreased $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.
Professional and other revenue. Professional and other revenue increased $0.8 million and $1.4 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily due to an increase in revenue from consulting and training services related to the implementation of our solutions.
On demand unit metrics. As of June 30, 2015, one or more of our on demand solutions was utilized in the management of 10.3 million rental property units, representing an increase of 931 units, or 9.9%, compared to the number of such rental property units as of June 30, 2014. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales, marketing efforts to existing customers and our 2015 acquisition of Indatus, which contributed approximately 500 units, or 5%, to total ending on demand units.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Cost of revenue	$42,632	$36,789	$5,843	15.9%	$83,903	$71,428	$12,475	17.5%
Stock-based compensation	1,216	866	350	40.4	2,450	1,873	577	30.8
Depreciation and amortization	5,709	4,460	1,249	28.0	10,928	8,741	2,187	25.0
Total cost of revenue	$49,557	$42,115	$7,442	17.7	$97,281	$82,042	$15,239	18.6
Cost of revenue. The increase in cost of revenue for the three and six months ended June 30, 2015, as compared to the same periods in 2014 was primarily attributable to a $3.4 million and $6.4 million increase, respectively, in direct costs resulting from increased sales of our solutions, including higher transaction volumes from our payments processing solution. Additionally, personnel expense increased $1.9 million and $4.6 million for the three and six months ended June 30, 2015, respectively, primarily as a result of increased expenditures to support our growth initiatives, staffing increases for anticipated seasonal call center volumes, and, to a lesser degree, increases in headcount as a result of our 2014 acquisitions. Technology investments to support our on demand delivery and data infrastructure also contributed $0.5 million and $1.5 million for the respective periods to the year over year increase in costs.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Product development	$14,097	$12,625	$1,472	11.7%	$28,099	$24,510	$3,589	14.6%
Stock-based compensation	2,572	2,144	428	20.0	5,291	4,056	1,235	30.4
Depreciation	1,415	1,172	243	20.7	2,671	2,216	455	20.5
Total product development expense	$18,084	$15,941	$2,143	13.4	$36,061	$30,782	$5,279	17.1
Product development.  Product development expense increased $1.5 million for the three months ended June 30, 2015, as compared to the same period in 2014. This change was primarily the result of a $1.3 million increase in personnel expense related to increased headcount and higher variable compensation, offset by a higher international labor mix as a part of our global product development strategy. Additionally, technology and facility related expense increased $0.2 million year over year.
Product development expense increased $3.6 million for the six months ended June 30, 2015, as compared to the same period in 2014. This change was primarily attributable to an increase of $2.8 million in personnel expense related to increased headcount and higher variable compensation, offset by a higher international labor mix as a part of our global product development strategy. Additionally, during the six months ended June 30, 2015, an impairment charge of $0.8 million was recognized related to certain abandoned in-progress software development projects.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Sales and marketing	$22,621	$21,603	$1,018	4.7%	$44,518	$41,152	$3,366	8.2%
Stock-based compensation	3,843	3,101	742	23.9	7,632	6,244	1,388	22.2
Depreciation and amortization	3,359	3,326	33	1.0	6,624	6,625	(1)	0.0
Total sales and marketing expense	$29,823	$28,030	$1,793	6.4	$58,774	$54,021	$4,753	8.8
Sales and marketing. Sales and marketing expense increased $1.0 million for the three months ended June 30, 2015, as compared to the same period in 2014. This change was primarily attributable to increased personnel expense of $1.6 million, consistent with our efforts to expand and invest in our sales force. Additionally, information technology and facilities expense increased $0.6 million year over year. These increases were partially offset by a decrease in SEO and SEM activity of $1.2 million, consistent with our focus on increasing the efficiency of certain business functions.

Sales and marketing expense increased $3.4 million for the six months ended June 30, 2015, as compared to the same period for 2014. Similar to the three-month period, this change was related to increased personnel expense of $4.4 million, consistent with our efforts to expand and invest in our sales force. During the same period information technology and facilities expense increased $1.2 million and consulting and professional services expense increased $0.4 million year over year. These changes were partially offset by a decrease in SEO and SEM activity of $2.6 million, consistent with our focus on increasing the efficiency of certain business functions.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
General and administrative	$15,638	$11,788	$3,850	32.7%	$30,625	$28,674	$1,951	6.8%
Stock-based compensation	3,619	3,922	(303)	(7.7)	6,624	7,085	(461)	(6.5)
Depreciation	780	1,109	(329)	(29.7)	1,651	1,989	(338)	(17.0)
Total general and administrative expense	$20,037	$16,819	$3,218	19.1	$38,900	$37,748	$1,152	3.1
General and administrative. General and administrative expense increased $3.9 million for the three months ended June 30, 2015, as compared to the same period in 2014. This change was primarily due to an increase in personnel expense of $0.7 million related to the scaling of our international operations to support the growth of our business; the impairment of certain leasehold improvements in the amount of $1.5 million and professional services fees of $1.1 million, both of which primarily related to the implementation of our global real estate strategy; and an increase in other expenses of $0.6 million.
General and administrative expense increased $2.0 million for the six months ended June 30, 2015, as compared to the same period in 2014. This change was primarily due to an increase in personnel expense of $2.9 million related to the scaling of our international operations to support the growth of our business; an impairment of certain long-lived assets of $2.0 million related to the implementation of our global real estate strategy and changes in our marketing strategy; an increase in professional services of $0.8 million related to our global real estate strategy and our acquisition-related activities; an increase of $0.6 million related to changes in the fair value of our acquisition-related contingent consideration obligations; and an increase in other expenses in the amount of $0.3 million. These changes were partially offset by a decrease in legal expense of $4.6 million, the majority of which was related to one-time litigation and settlement costs incurred in the first quarter of 2014.
Interest Expense and Other, Net
The increase in interest expense and other, net for the three and six months ended June 30, 2015, as compared to the same period in 2014, was primarily due to an increase in the balance on our revolving credit facility between the periods and an increase in expense related to the amortization of our debt origination costs.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. Our effective income tax rate was 23.5% and 24.7% for the six months ended June 30, 2015 and 2014, respectively.
Reconciliation of Non-GAAP Financial Measures
The following provides a reconciliation of on demand revenue to non-GAAP on demand revenue, our most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
On demand revenue	$110,640	$91,606	$217,100	$188,614
Acquisition-related and other deferred revenue adjustments	(532)	(207)	(998)	1,117
Non-GAAP on demand revenue	$110,108	$91,399	$216,102	$189,731

The following provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(3,318)	$(6,291)	$(4,926)	$(7,127)
Acquisition-related and other deferred revenue adjustments	(532)	(207)	(998)	1,117
Depreciation, asset impairment and loss on sale of assets	6,868	4,581	13,018	8,790
Amortization of intangible assets	6,079	5,486	11,659	10,801
Interest expense, net	308	207	575	431
Income tax expense (benefit)	189	(1,830)	(1,515)	(2,341)
Litigation related expense	—	168	2	4,845
Stock-based compensation expense	11,250	10,033	21,997	19,258
Acquisition-related expense	565	357	1,657	1,238
Adjusted EBITDA	$21,409	$12,504	$41,469	$37,012
Our Adjusted EBITDA increased by approximately $8.9 million and $4.5 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. Items which had a significant impact on the change in Adjusted EBITDA between these periods are discussed below.
Acquisition-related and other deferred revenue adjustments. This adjustment decreased by $0.3 million and $2.1 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. This decrease was attributable to the resolution of portions of deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience in determining the settlement of the underlying contractual obligations.
Deprecation, asset impairment and loss on the sale of assets. This adjustment increased by $2.3 million and $4.2 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The increase in these periods was primarily attributable to the impairment of certain long-lived assets of $1.7 million and $2.8 million, respectively, resulting from the implementation of our global real estate strategy, the impairment of certain in-progress software development projects and a change in our marketing strategy. Additionally, during the three and six months ended June 30, 2015, depreciation expense increased $0.6 million and $1.4 million, respectively.
Income tax expense (benefit). The income tax expense (benefit) adjustment decreased by $2.0 million and $0.8 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. This increase was due to the change in the effective tax rate from 24.7% to 23.5% at June 30, 2014 and 2015, respectively, and changes in our loss before income taxes in the respective periods.
Litigation related expense. Litigation related expense decreased by $0.2 million and $4.8 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. This decrease was primarily due to one-time litigation and settlement costs incurred in the first and second quarter of 2014 related to litigation with our insurance carriers.
Stock-based compensation expense. Stock-based compensation expense increased by $1.2 million and $2.7 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The increase in this adjustment was primarily due to an increase in quantity and grant date fair value of the awards vesting during the first and second quarters of 2015 as compared to the same periods in 2014.
Liquidity and Capital Resources
Our primary sources of liquidity as of June 30, 2015 consisted of $29.3 million of cash and cash equivalents, $150.0 million available under our revolving line of credit and $34.9 million of working capital (excluding $29.3 million of cash and cash equivalents and $74.7 million of deferred revenue).
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
The following table sets forth cash flow data for the periods indicated therein:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$48,794	$42,748
Net cash used in investing activities	(56,393)	(61,188)
Net cash provided by financing activities	10,221	23,164
Net Cash Provided by Operating Activities
During the six months ended June 30, 2015, cash provided by operating activities consisted of a net loss of $4.9 million, net non-cash adjustments to the net loss of $46.2 million and a net inflow of cash from changes in working capital of $7.5 million. Non-cash adjustments primarily consisted of items related to long-lived assets in the amount of $24.7 million; adjustments related to non-cash employee compensation of $22.0 million; and adjustments related to our acquisition-related contingent consideration obligations of $0.5 million. These items were partially offset by net adjustments related to income tax items of $1.0 million.
The net inflow of cash from changes in working capital during the six months ended June 30, 2015, were primarily attributable to an increase in accounts payable and accrued expenses of $6.0 million, primarily related to variable compensation, an increase in deferred revenue of $1.2 million and other working capital changes of $0.3 million.
Net Cash Used in Investing Activities
For the six months ended June 30, 2015, investing activities resulted in a net cash outflow of $56.4 million. The cash outflow was attributable to expenditures of $45.5 million related to the acquisition of Indatus and VRX, and capital expenditures of $10.9 million, net of proceeds from the sale of fixed assets, primarily related to the development of new and enhancement of existing solutions and investment in our data processing infrastructure.
Net Cash Provided by Financing Activities
Financing activities resulted in a net cash inflow of $10.2 million during the six months ended June 30, 2015. This inflow consisted primarily of proceeds from our revolving credit facility, net of payments, of $30.0 million. This net inflow was partially offset by payments on capital lease obligations and acquisition-related consideration of $1.6 million; repurchases of common stock under the stock repurchase program of $15.1 million; net payments of $2.5 million related to activity in our stock-based compensation plans; and changes in our excess tax benefit from stock options of $0.6 million.
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

Advances under the credit facility may be voluntarily prepaid and re-borrowed. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75%. The credit agreement permits, at our discretion, the use of one, two, three or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50% or one month LIBOR plus 1.00%. In each case the applicable margin is determined based upon our consolidated net leverage ratio. The interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR rate. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity on September 30, 2019. The credit facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the credit facility.
Our credit facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Our credit facility additionally contains customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous fiscal consecutive quarters' consolidated EBITDA, as defined in the agreement, to our interest expense, is not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, is not to be greater than 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. As of June 30, 2015, we were in compliance with the covenants under our credit facility.
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
Share Repurchase Program
On May 6, 2014, our board of directors approved a stock repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. In May 2015, the Company announced that its board of directors approved an extension of the stock repurchase program through May 6, 2016, permitting the repurchase of up to $50.0 million of its common stock over the extended one-year period. Repurchases during the extension period are incremental to the shares repurchased by the Company since May 2014.
During the year ended December 31, 2014 we repurchased 966,595 shares at a weighted average cost of $16.06 per share and a total cost of $15.5 million. During the three and six months ended June 30, 2015, we repurchased 369,861 and 771,304 shares at a weighted average cost of $19.46 and $19.64 per share and a total cost of $7.2 million and $15.1 million, respectively.
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
We had cash and cash equivalents of $29.3 million and $26.9 million at June 30, 2015 and December 31, 2014, respectively.

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
We had $50.0 million and $20.0 million outstanding under our revolving credit facility at June 30, 2015 and December 31, 2014, respectively. The interest on this debt is variable and adjusted periodically based on the three-month LIBOR rate. If the LIBOR and Prime rates change by 10% of the June 30, 2015 closing market rates, our annual interest expense would change by less than $0.1 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from approximately 900 as of December 31, 2008 to approximately 3,900 as of June 30, 2015. We increased our number of on demand customers from approximately 2,700 as of December 31, 2008 to approximately 11,500 as of June 30, 2015. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
Historically, our on demand units managed by our customers have renewed at a rate of 95.8% based on an average of the last two years ending June 30, 2015.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions involving Bookt LLC in January 2014, Virtual Maintenance Manager LLC in March 2014, Notivus Multi-Family, LLC in May 2014, Kigo, Inc. in June 2014, and ICIM Corporation and VRX in June 2015. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

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
In the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of RentPath, Inc.), Rent.com (owned by RentPath, Inc.), RentPath, Inc., Apartments.com (a division of CoStar Group, Inc.), Apartment Finder (a division of CoStar Group, Inc.), Move, Inc., Property Solutions, Rent Café (a division of Yardi), Zillow (and Trulia, Inc.) and many other companies in regional areas.
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
With respect to all of our competitors, we compete based on a number of factors, including total cost of ownership, level of integration with property management systems, ease of implementation, product functionality and scope, performance, security, scalability and reliability of service, brand and reputation, sales and marketing capabilities and financial resources. Some of our existing competitors and new market entrants may enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, larger installed customer bases and larger sales and marketing budgets, as well as greater financial, technical and other resources. In addition, any number of our existing competitors or new market entrants could combine or consolidate, or obtain new financing through public or private sources, to become a more formidable competitor with greater resources. As a result of such competitive advantages, our existing and future competitors may be able to:

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
Our success depends, in part, on our ability to process high volumes of customer data and enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain offices in Hyderabad, India and Manila, Philippines where we employ development and data processing personnel or conduct other business functions important to our operations. We believe that performing these activities in Hyderabad and Manila increases the efficiency and decreases the costs of our related operations. We also maintain an office in Barcelona, Spain where certain of our vacation rental product development, sales and support operations are based. We believe our access to a multilingual employee base enhances our ability to serve vacation rental property managers in non-English speaking countries. We also have an office in Dubai, United Arab Emirates. Managing and staffing international operations requires management’s attention and financial resources. The level of cost savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Additionally, if we experience difficulties as a result of political, social, economic or environmental instability, change in applicable law, limitations of local infrastructure or problems with our workforce or facilities at our or third parties’ international operations, our business could be harmed due to delays in product release schedules or data processing services.
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
In connection with our electronic payment processing services, we process renter payments and subsequently submit these renter payments to our customers after varying clearing times established by RealPage. These payments are settled through our sponsoring clearing banks, and in the case of EFT, our Originating Depository Financial Institutions, or ODFIs. Currently, we rely on Bank of America, N.A., Wells Fargo, N.A. and JPMorgan Chase Bank, N.A. as our sponsoring clearing banks. In the future, we expect to enter into similar sponsoring clearing bank relationships with one or more other national banking institutions. The renter payments that we process for our customers at our sponsoring clearing banks are identified in our condensed consolidated balance sheets as restricted cash and the corresponding liability for these renter payments is identified as customer deposits. Our electronic payment processing business and related maintenance of custodial accounts subjects us to a number of risks, including, but not limited to:

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
On September 30, 2014, we entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, under certain conditions, to request additional term loans or revolving commitments in an aggregate principal amount of up to $150.0 million, plus an amount that would not cause our consolidated net leverage ratio to exceed 3.25 to 1.00. As of June 30, 2015, we had $50.0 million of debt outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. Advances under the credit facility may be voluntarily prepaid and re-borrowed. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity on September 30, 2019.
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
Our credit facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous consecutive fiscal quarters' consolidated EBITDA to our interest expense, is to be not less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, cannot exceed 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. As of June 30, 2015, we were in compliance with the covenants under our credit facility.
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
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our customers or vendors in connection with commercial disputes, claims brought by our customers’ current or prospective renters, including class action lawsuits based on asserted statutory or regulatory violations, employment-based claims made by our current or former employees, administrative agencies, government regulators, or insurers. In November 2014, the Company was named in a purported class action lawsuit in the United States District Court for the Eastern District of Virginia, Jenkins v. RealPage, Inc., Case No. 3:14cv758. On January 12, 2015, the Company filed its answer. On July 13, 2015, the court transferred the case to the United States District Court for the Eastern District of Pennsylvania. This case is at an early stage and although we intend to defend it vigorously, it is not possible to predict its outcome. In March 2015, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Helen Stokes v. RealPage, Inc., Case No. 2:15-cv-01520. On June 2, 2015, the Company filed its answer. This case is also at an early stage and although we intend to defend it vigorously, it is not possible to predict its outcome. Litigation, enforcement actions and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover such legal proceedings or claims or may withhold or dispute coverage of such legal proceedings or claims on various grounds, including by alleging such coverage is beyond the scope of such policies, that we are not in compliance with the terms of such insurance policies or that such policies are not in effect, even after proceeds under such insurance policies have been received by us. In addition, insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all. A legal proceeding or claim brought against us that is uninsured or under-insured could result in unanticipated costs, thereby harming our operating results.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 34.4% of our common stock as of June 30, 2015. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 32.7% of our common stock as of June 30, 2015. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
As of June 30, 2015, we had 79,266,900 shares of common stock outstanding. Of these shares, 76,666,837 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of June 30, 2015, holders of 25,117,935 shares, or approximately 31.7%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.
In addition, we have registered approximately 25,634,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 3,020,538 shares were eligible for sale upon the exercise of vested options as of June 30, 2015.
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
During the three months ended June 30, 2015, we issued 36,250 shares of our common stock to the former owners of Yield Technology, Inc. ("Yield") as part of the purchase price for our 2013 acquisition of certain assets from Yield, including RentSentinel and RentSocial, together "RentSentinel". The purchase price partially consisted of 72,500 shares of common stock issued at closing and two tranches of 36,250 shares of our common stock issuable 12 and 24 months after the acquisition date. The sale and issuance of these shares of our common stock was exempt from registration under Rule 4(a)(2) promulgated under the Securities Act of 1933, as amended.
(c) Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the three months ended June 30, 2015, by RealPage, Inc. or any "affiliated purchaser" of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2015 through April 30, 2015	—	$—	—	$26,532,557
May 1, 2015 through May 31, 2015	369,861	19.46	369,861	42,800,830
June 1, 2015 through June 30, 2015	—	—	—	42,800,830
	369,861	$19.46	369,861	$42,800,830
(1)    On May 6, 2014, the board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock for a period of up to one year after the approval date. In May 2015, the Company announced that its board of directors approved an extension of the stock repurchase program through May 6, 2016, permitting the repurchase of up to $50.0 million of our common stock over the extended one-year period. Repurchases during the extension period are incremental to the shares repurchased by the Company since May 2014. During the periods covered by the table, no determination was made by us to terminate or suspend the stock repurchase program.
Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2015

RealPage, Inc.

By	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated July 29, 2012	S-3	9/13/2012	4.4
10.1	First Amendment to Amended and Restated 2010 Equity Incentive Plan.	8-K	1/21/2015	10.1
10.2	Form of 2015 Management Incentive Plan	8-K	2/23/2015	10.1
10.3	Form of Stock Option Award Agreement between the Company and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.1
10.4	Form of Stock Option Award Agreement between the Company and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.2
10.5	Form of Restricted Stock Award Agreement for time-based awards between the Company and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.3
10.6	Form of Restricted Stock Award Agreement for time-based awards between the Company and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.4
10.7	Form of Restricted Stock Award Agreement for market-based awards between the Company and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.5
10.8	Form of Restricted Stock Award Agreement for market-based awards between the Company and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.6
10.9	Form of Stock Option Award Agreement between the Company and award recipients approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.7
10.10	Form of Stock Option Award Agreement between the Company and award recipients (California residents) approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.8
10.11	Form of Restricted Stock Award Agreement between the Company and award recipients approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.9
10.12	Form of Restricted Stock Award Agreement between the Company and award recipients (California residents) approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.10
10.13	Amended and Restated Employment Agreement between the Company and Stephen T. Winn dated as of March 1, 2015.	8-K	3/5/2015	10.11

10.14	Amended and Restated Employment Agreement between the Company and W. Bryan Hill dated as of March 1, 2015.	8-K	3/5/2015	10.12
10.15	Amended and Restated Employment Agreement between the Company and William Chaney dated as of March 1, 2015.	8-K	3/5/2015	10.13
10.16	Employment Agreement between the Company and Daryl Rolley dated as of February 9, 2015.	10-Q	5/8/2015	10.16
10.17	Second Amendment to the RealPage, Inc. 2010 Equity Incentive Plan, as amended and restated June 4, 2014.	8-K	4/7/2015	10.1
10.18	Employment Agreement between the Company and David Monk dated as of May 1, 2015.				X
10.19	Lease Agreement dated June 2, 2015 by and between Lakeside Campus Partners, LP and RealPage, Inc.	8-K	6/4/2015	10.1
10.20	First Amendment to the Lease Agreement dated July 27, 2015 by and between Lakeside Campus Partners, LP and RealPage, Inc.				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X