Form 10-Q
period 2015-09-30
REALPAGE INC
filed 2015-11-05
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 23, 2015
Common Stock, $0.001 par value	78,388,329

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
REALPAGE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,566	$26,936
Restricted cash	94,086	85,543
Accounts receivable, less allowance for doubtful accounts of $1,926 and $2,363 at September 30, 2015 and December 31, 2014, respectively	68,460	64,845
Prepaid expenses	9,610	7,647
Deferred tax asset, net	17,635	10,996
Other current assets	2,571	1,848
Total current assets	210,928	197,815
Property, equipment and software, net	71,944	72,616
Goodwill	220,104	193,378
Identified intangible assets, net	87,287	100,085
Deferred tax asset, net	—	2,537
Other assets	5,201	5,059
Total assets	$595,464	$571,490
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,670	$14,830
Accrued expenses and other current liabilities	33,582	22,905
Current portion of deferred revenue	77,217	73,485
Customer deposits held in restricted accounts	93,956	85,489
Total current liabilities	220,425	196,709
Deferred revenue	7,107	6,903
Deferred tax liability, net	1,439	5,196
Revolving credit facility	44,000	20,000
Other long-term liabilities	10,574	13,902
Total liabilities	283,545	242,710
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 82,370,113 and 83,211,650 shares issued and 78,479,774 and 79,037,351 shares outstanding at September 30, 2015 and December 31, 2014, respectively	82	83
Additional paid-in capital	456,707	437,664
Treasury stock, at cost: 3,890,339 and 4,174,299 shares at September 30, 2015 and December 31, 2014, respectively	(23,496)	(33,398)
Accumulated deficit	(120,898)	(75,360)
Accumulated other comprehensive loss	(476)	(209)
Total stockholders’ equity	311,919	328,780
Total liabilities and stockholders’ equity	$595,464	$571,490

See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
On demand	$116,772	$100,747	$333,872	$289,361
On premise	834	755	2,301	2,446
Professional and other	3,982	3,034	10,647	8,280
Total revenue	121,588	104,536	346,820	300,087
Cost of revenue	52,879	46,311	150,160	128,353
Gross profit	68,709	58,225	196,660	171,734
Operating expense:
Product development	16,858	17,528	52,919	48,310
Sales and marketing	31,559	29,949	90,333	83,970
General and administrative	13,424	15,443	51,797	53,191
Impairment of identified intangible assets	20,274	—	20,801	—
Total operating expense	82,115	62,920	215,850	185,471
Operating loss	(13,406)	(4,695)	(19,190)	(13,737)
Interest expense and other, net	(391)	(345)	(1,048)	(771)
Loss before income taxes	(13,797)	(5,040)	(20,238)	(14,508)
Income tax benefit	(5,605)	(1,783)	(7,120)	(4,124)
Net loss	$(8,192)	$(3,257)	$(13,118)	$(10,384)
Net loss per share
Basic	$(0.11)	$(0.04)	$(0.17)	$(0.13)
Diluted	$(0.11)	$(0.04)	$(0.17)	$(0.13)
Weighted average shares used in computing net loss per share
Basic	76,564	77,280	76,772	77,075
Diluted	76,564	77,280	76,772	77,075
See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(8,192)	$(3,257)	$(13,118)	$(10,384)
Other comprehensive loss—foreign currency translation adjustment	(31)	(9)	(267)	(18)
Comprehensive loss	$(8,223)	$(3,266)	$(13,385)	$(10,402)
See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balance as of January 1, 2015	83,212	$83	$437,664	$(209)	$(75,360)	(4,174)	$(33,398)	$328,780
Exercise of stock options	218	1	2,898	—	—	—	—	2,899
Issuance of restricted stock	1,447	1	—	—	—	(681)	(5,619)	(5,618)
Issuance of common stock	39	—	—	—	—	(2)	—	—
Retirement of treasury shares	(2,546)	(3)	(13,553)	—	(32,420)	2,546	45,976	—
Treasury stock purchase, at cost	—	—	—	—	—	(1,579)	(30,455)	(30,455)
Stock-based compensation	—	—	30,666	—	—	—	—	30,666
Excess tax shortfall from stock options	—	—	(968)	—	—	—	—	(968)
Foreign currency translation	—	—	—	(267)	—	—	—	(267)
Net loss	—	—	—	—	(13,118)	—	—	(13,118)
Balance as of September 30, 2015	82,370	$82	$456,707	$(476)	$(120,898)	(3,890)	$(23,496)	$311,919
See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,118)	$(10,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,787	30,533
Deferred tax benefit	(8,827)	(6,011)
Stock-based compensation	30,666	28,794
Excess tax shortfall from stock options	968	—
Impairment of identified intangible assets	20,801	—
Loss on disposal and impairment of other long-lived assets	2,968	36
Acquisition-related consideration	(3,018)	564
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(2,969)	3,043
Customer deposits	(76)	(3)
Prepaid expenses and other current assets	(2,451)	(2,445)
Other assets	(117)	(700)
Accounts payable	(726)	3,099
Accrued compensation, taxes and benefits	5,672	(257)
Deferred revenue	3,936	3,140
Other current and long-term liabilities	1,018	645
Net cash provided by operating activities	68,514	50,054
Cash flows from investing activities:
Purchases of property, equipment and software	(18,553)	(29,125)
Proceeds from disposal of assets	305	—
Acquisition of businesses, net of cash acquired	(45,450)	(41,942)
Intangible asset additions	(231)	—
Net cash used in investing activities	(63,929)	(71,067)
Cash flows from financing activities:
Proceeds from revolving credit facility	51,500	68,572
Payments on revolving credit facility	(27,500)	(30,000)
Deferred financing costs	(8)	(992)
Payments on capital lease obligations	(429)	(420)
Payments of acquisition-related consideration	(2,109)	(4,007)
Issuance of common stock	2,900	5,168
Excess tax shortfall from stock options	(968)	—
Purchase and retirement of treasury stock	(36,074)	(21,122)
Net cash (used in) provided by financing activities	(12,688)	17,199
Net decrease in cash and cash equivalents	(8,103)	(3,814)
Effect of exchange rate on cash	(267)	(18)
Cash and cash equivalents:
Beginning of period	26,936	34,502
End of period	$18,566	$30,670

See accompanying notes.

REALPAGE, INC.
Condensed Consolidated Statements of Cash Flows, continued
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental cash flow information:
Cash paid for interest	$673	$678
Cash paid for income taxes, net of refunds	$609	$358
Non-cash investing activities:
Accrued fixed assets	$1,566	$1,943

See accompanying notes.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. The Company
RealPage, Inc., a Delaware corporation, together with its subsidiaries, the “Company” or “we” or “us”, is a provider of property management solutions that enable owners and managers of single family and a wide variety of multifamily and vacation rental property types to manage their marketing, pricing, screening, leasing, accounting, purchasing and other property operations. Our on demand software solutions are delivered through an integrated software platform that provides a single point of access and a shared repository of prospect, renter and property data. By integrating and streamlining a wide range of complex processes and interactions among the rental housing ecosystem of owners, managers, prospects, renters and service providers, our platform optimizes the property management process and improves the experience for all of these constituents. Our solutions enable property owners and managers to optimize revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections and more integrated and centralized processes.
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
Principally, all of our revenue for the three and nine months ended September 30, 2015 and 2014 was earned in the United States. Net property, equipment and software held consisted of $67.0 million and $66.5 million located in the United States, and $4.9 million and $6.1 million in our international subsidiaries at September 30, 2015 and December 31, 2014, respectively.
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
No single customer accounted for 10% or more of our revenue or accounts receivable for the three or nine months ended September 30, 2015 or 2014.
Recently Issued Accounting Standards
In April 2015 the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption of this ASU permitted.
In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements which excludes line of credit arrangements from the scope of ASU 2015-03. Under this ASU, debt issuance costs related to line of credit arrangements can be deferred and presented as an asset that is subsequently amortized over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-15 should be adopted concurrent with the adoption of ASU 2015-03. The Company does not expect that the adoption of ASU 2015-03 and ASU 2015-15 will have a material effect on its financial statements.
The FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement in April 2015. This update provides guidance to customers in determining whether a cloud computing arrangement includes a software license. The update is effective for interim and annual reporting periods beginning after December 15, 2015, early adoption is permitted. The update allows for the use of either a prospective or retrospective adoption approach. The Company has not yet determined the timing or method of adoption, and is currently evaluating the potential impact of this guidance on its financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 is effective for periods beginning after December 15, 2015. Early adoption of this ASU is permitted, including in an interim period. The Company has not yet determined the timing of adoption and does not expect that the adoption of this guidance will have a material effect on its financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for annual and interim reporting periods beginning after December 15, 2016, early application was prohibited. This ASU permits companies to apply the amendments either retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of Effective Date. ASU 2015-14 permits public business entities to defer the adoption of ASU 2014-09 until interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted, but not before interim and annual and reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method or date and is currently evaluating the impact of the pending adoption of this ASU on its ongoing financial reporting.
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
We acquired the Indatus assets for a purchase price of $49.4 million, consisting of a cash payment of $43.8 million at closing, deferred cash payments of up to $5.0 million payable over nineteen months after the acquisition date and contingent cash payments of up to $2.0 million, in the aggregate, if certain revenue targets are met for the twelve month periods ended June 30, 2016 and 2017. The fair value of the deferred and contingent cash payments was $4.7 million and $0.9 million, respectively, as of the acquisition date. The fair value of the deferred cash payments was estimated based on the present value, as of the date of acquisition, of anticipated future payments. The deferred cash payments are subject to adjustments specified in the acquisition agreement related to the seller's indemnification obligations. The fair value of the contingent cash payments was based on management's estimate of the cash payments using a probability weighted discount model based on the achievement of the specified revenue targets and will be evaluated quarterly. Direct acquisition costs were $0.3 million and expensed as incurred. This acquisition was financed using proceeds from our revolving credit facility.
Acquired intangibles were recorded at their estimated fair value based on the income approach using market-based estimates. The acquired developed product technologies have a useful life of three years and will be amortized on a straight-line basis. The trade name acquired will be amortized over a useful life of one year, based on our anticipated use of the asset, and will be recognized on a straight-line basis. Customer relationships acquired have a useful life of ten years, which are amortized proportionately to the expected discounted cash flows derived from the asset. Goodwill and identified intangible assets associated with the acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of anticipated synergies resulting from the integration of Indatus with our pre-existing products and from leveraging our existing customer base and sales staff. We included the results of operations of this acquisition in our condensed consolidated financial statements from the effective date of the acquisition.
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
We acquired the VRX assets for a purchase price of $2.0 million, consisting of a cash payment of $1.5 million at closing and a contingent cash payment of up to $0.5 million. Payment of the contingent cash obligation is dependent upon the achievement of certain subscription or booking activity targets and is subject to adjustments specified in the acquisition agreement related to the sellers' indemnification obligations. The contingent cash obligation had a fair value of $0.5 million, as of the acquisition date, and is due fifteen months after the date of acquisition. The fair value of the deferred cash payment was estimated using a probability weighted discount model based on the achievement of the specified subscription and booking targets.
The purchase agreement also provides for the sellers to receive additional contingent cash payments of up to $3.0 million. Payment of the additional contingent cash payments is dependent upon the achievement of certain revenue targets during the twelve month periods ended December 31, 2016, 2017 and 2018, and the sellers providing certain services during a specified period following the acquisition date. Due to this post-acquisition service requirement, the Company concluded that the additional contingent cash payments represent post-acquisition compensation; therefore, these amounts were excluded from the acquisition consideration. This acquisition was financed using cash flows from operations.

Acquired intangibles were recorded at their estimated fair value based on the income approach using market-based estimates. The acquired developed product technologies have an estimated useful life of three years and will be amortized on a straight-line basis. The estimated fair value of the customer relationships acquired was immaterial and these intangible assets were expensed as of the acquisition date. Goodwill arising from the acquisition consists largely of anticipated synergies resulting from the integration of VRX with Kigo. Goodwill and identified intangible assets associated with the acquisition are deductible for tax purposes. We included the results of operations of this acquisition in our condensed consolidated financial statements from the effective date of the acquisition. Direct acquisition costs were immaterial and expensed as incurred.
Purchase Price Allocation
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
We preliminarily allocated the purchase price of Indatus and VRX as follows:

	Indatus	VRX
	(in thousands)
Accounts receivable	$646	$—
Intangible assets:
Developed product technologies	13,400	794
Customer relationships	9,770	11
Trade names	83	—
Goodwill	25,575	1,186
Net other liabilities	(57)	—
Total purchase price	$49,417	$1,991
At September 30, 2015, total deferred cash obligations and contingent cash obligations included in acquisition consideration of purchases completed in 2015 were $5.1 million and $1.1 million, respectively. The deferred cash obligations were carried net of a discount of $0.3 million in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2015, we recognized a net gain in the amount of $0.3 million due to changes in the fair value of the contingent cash obligations related to acquisitions completed in 2015.
No payments of deferred or contingent cash obligations related to acquisitions completed in 2015 were made during the three and nine months ended September 30, 2015 and 2014.
2014 Acquisitions
InstaManager
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”). InstaManager was a software-as-a-service vacation rental booking engine used by professional managers of vacation rental properties which offered marketing websites, online pricing and availability, online booking, automated reservations, payment processing and insurance sales. The acquisition of InstaManager expanded our product offerings to include property management software for the vacation rental market. This transaction was determined to constitute a business combination and was accounted for under ASC 805.
We acquired InstaManager for a purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date and contingent cash payments totaling up to $7.0 million if certain revenue targets are met for the twelve month periods ended March 31, 2015 and March 31, 2016. The initial fair value of the deferred cash payment and the contingent cash payments was $0.8 million and $2.4 million, respectively. The fair value of the deferred cash payments was estimated based on the present value, as of the date of acquisition, of anticipated future payments. The fair value of the contingent cash payments was estimated using a probability weighted discount model based on the achievement of the specified revenue targets and is evaluated quarterly. Direct acquisition costs were less than $0.1 million and expensed as incurred. This acquisition was financed from cash flows from operations.

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
We assigned an indefinite useful life to the trade name acquired, as we did not anticipate ceasing use of the trade name in the marketplace. In March 2015, we completed the integration of InstaManager with another vacation rental software product and ceased actively marketing the product and use of the trade name at that time. As a result of this event, we assessed the InstaManager trade name for impairment. See further discussion of this analysis and conclusion in Note 5.
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
We acquired the VMM assets for a purchase price of $1.2 million, consisting of a cash payment of $1.0 million at closing, a deferred cash payment of up to $0.2 million payable over two years after the acquisition date and contingent cash payments of up to $2.0 million if certain revenue targets are met for the twelve months ended June 30, 2015 and June 30, 2016. The initial fair value of the deferred cash payment and the contingent cash payments was $0.2 million and less than $0.1 million, respectively. The fair value of the deferred cash payments was estimated based on the present value, as of the date of acquisition, of anticipated future payments. The fair value of the contingent cash payments was estimated using a probability weighted discount model based on the achievement of the specified revenue targets and is evaluated quarterly. Direct acquisition costs were less than $0.1 million and expensed as incurred. This acquisition was financed from cash flows from operations.
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
Kigo
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
Purchase Price Allocation
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
At September 30, 2015 and December 31, 2014, aggregate deferred cash obligations related to acquisitions completed in 2014 totaled $6.4 million and $7.4 million, respectively, and were carried net of a discount of less than $0.1 million in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2015, we paid deferred cash obligations totaling $0.4 million and $1.0 million, respectively, related to these acquisitions. No payments were made during the same periods in 2014.
Aggregate contingent cash obligations related to acquisitions completed in 2014 totaled less than $0.1 million and $2.3 million at September 30, 2015 and December 31, 2014, respectively. During the three and nine months ended September 30, 2015 and 2014, we recognized a net gain (loss) of $2.8 million and $(0.6) million, and $1.8 million and $(0.7) million due to changes in the fair value of the contingent cash obligations for these acquisitions. During the three and nine months ended September 30, 2015, we paid contingent cash obligations totaling $0.4 million. No payments were made during the same periods in 2014.
Acquisition Activity Prior to 2014
We completed acquisitions in the years prior to 2014 for which acquisition-related deferred and contingent consideration was included in the purchase price and recorded at fair value. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated on a quarterly basis and measured at the estimated fair value based on the probabilities, as determined by management, of achieving the respective targets. This evaluation will be performed until all of the targets have been met or terms of the respective agreements expire.
At both September 30, 2015 and December 31, 2014, total deferred cash obligations related to acquisitions completed prior to 2014 totaled $2.4 million and were carried net of a discount of less than $0.1 million in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2014, we paid deferred cash obligations related to acquisitions completed prior to 2014 in the amount of $0.6 million and $1.7 million, respectively. No payments of deferred cash obligations were made during the same periods in 2015 for these acquisitions.
Aggregate contingent cash obligations related to acquisitions completed prior to 2014 totaled $1.8 million at December 31, 2014. The carrying value of the aggregate contingent cash obligations for these acquisitions was immaterial at September 30, 2015. During the three and nine months ended September 30, 2015 and 2014, we recognized net gains of $0.5 million and $0.3 million, and $1.1 million and $0.5 million, respectively, due to changes in the fair value of these contingent cash obligations. During the three and nine months ended September 30, 2015, we paid contingent cash obligations related to acquisitions completed prior to 2014 in the amount of zero and $0.8 million, respectively. During the same periods in 2014, payments of contingent cash obligations totaled $0.2 million.
Additionally, in April 2015, we issued 36,250 unregistered shares of our common stock as part of deferred consideration obligations relating to acquisitions that occurred prior to 2014.
Pro Forma Results of Acquisitions
The following table presents pro forma results of operations for the three and nine months ended September 30, 2015 and 2014, as if the aforementioned acquisitions had occurred at the beginning of each period presented. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax benefit and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the presented period, or of future periods. Pro forma results are presented in thousands, except per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 Pro Forma	2014 Pro Forma	2015 Pro Forma	2014 Pro Forma
Revenue:
On demand	$116,772	$103,632	$338,992	$299,174
On premise	834	755	2,301	2,446
Professional and other	3,982	3,034	10,647	8,280
Total revenue	121,588	107,421	351,940	309,900
Net loss	$(8,192)	$(3,840)	$(13,935)	$(12,734)
Net loss per common share
Basic	$(0.11)	$(0.05)	$(0.18)	$(0.17)
Diluted	$(0.11)	$(0.05)	$(0.18)	$(0.17)
4. Property, Equipment and Software
Property, equipment and software consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Leasehold improvements	$21,796	$22,943
Data processing and communications equipment	65,921	59,390
Furniture, fixtures and other equipment	17,344	16,254
Software	59,909	51,915
	164,970	150,502
Less: Accumulated depreciation and amortization	(93,026)	(77,886)
Property, equipment and software, net	$71,944	$72,616
Depreciation and amortization expense for property, equipment and purchased software was $5.0 million and $5.1 million for the three months ended, and $15.2 million and $13.9 million for the nine months ended September 30, 2015 and 2014, respectively. This includes amortization related to assets acquired through capital leases.
The carrying amount of capitalized software development costs was $39.0 million and $32.5 million and related accumulated amortization totaled $13.0 million and $10.7 million at September 30, 2015 and December 31, 2014, respectively. Amortization expense related to capitalized software development costs totaled $0.9 million and $0.4 million for the three months ended, and $2.3 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.

We review in-progress software development projects on a periodic basis to ensure completion is assured and the development work will be placed into service as a new product or significant product enhancement. During the nine months ended September 30, 2015, we identified certain projects for which software development work had ceased and it was determined the projects would be discontinued. Our analysis of the capitalized costs resulted in the conclusion that they had no value outside of the respective projects for which they were originally incurred. As a result, we recognized an impairment loss of $0.5 million and $1.3 million during the three and nine months ended September 30, 2015 related to these costs. The impairment charges are included in "Product development" in the accompanying Condensed Consolidated Statements of Operations. No impairments were recognized during the same periods in 2014.
During the nine months ended September 30, 2015, we modified or terminated certain operating lease agreements for office space prior to the end of the applicable lease term. We recognized an impairment charge of zero and $1.5 million during the three and nine months ended September 30, 2015, respectively, related to leasehold improvements associated with a modified lease. The impairment charge is included in the line "General and administrative" in the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2015, we also disposed of fixed assets with a net carrying value of $0.2 million and $0.5 million, respectively. We recognized a net loss of $0.2 million during the three and nine months ended September 30, 2015, related to these disposals. See additional discussion of these changes in Note 8.
5. Goodwill and Identified Intangible Assets
The change in the carrying amount of goodwill for the nine months ended September 30, 2015 was as follows:

Nine Months Ended September 30, 2015
(in thousands)
Balance at January 1, 2015	$193,378
Goodwill acquired	26,761
Other	(35)
Balance at September 30, 2015	$220,104
Identified intangible assets consisted of the following at September 30, 2015 and December 31, 2014:

		September 30, 2015			December 31, 2014
	Weighted Average Amortization Period	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Finite-lived intangible assets:
Developed technologies	3.2	$69,615	$(47,376)	$22,239	$55,212	$(39,343)	$15,869
Customer relationships	9.1	96,523	(52,061)	44,462	86,753	(44,264)	42,489
Vendor relationships	7.0	5,650	(5,650)	—	5,650	(5,273)	377
Trade names	6.9	5,149	(28)	5,121	—	—	—
Total finite-lived intangible assets	6.7	176,937	(105,115)	71,822	147,615	(88,880)	58,735
Indefinite-lived intangible assets:
Trade names		15,465	—	15,465	41,350	—	41,350
Total identified intangible assets		$192,402	$(105,115)	$87,287	$188,965	$(88,880)	$100,085
Amortization expense related to finite-lived intangible assets was $6.1 million and $5.4 million for the three months ended, and $16.3 million and $15.5 million for the nine months ended September 30, 2015 and 2014, respectively.
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

In connection with the preparation of the third quarter 2015 financial statements, the Company identified indicators, requiring the assessment of certain indefinite-lived trade names for impairment, primarily associated with the Company's 2011 acquisition of MyNewPlace. Identified indicators included declines in actual and anticipated lead-generation revenues and a change in the Company's long-term marketing strategy. As a result, the Company analyzed these intangible assets and recorded a $20.3 million impairment charge during the third quarter of 2015, representing the amount by which the carrying value of the indefinite-lived trade names exceeded their estimated fair value. Given the change in the Company's long-term marketing strategy and anticipated use of the trade names, the remaining balance was reclassified to finite-lived intangible assets as of September 30, 2015, which will be amortized on a straight-line basis over an estimated useful life of seven years. See Note 11 for discussion of the methodology and inputs utilized by the Company to estimate the fair value of these indefinite-lived trade names.
The above impairment charges are included in "Impairment of identified intangible assets" in the accompanying Condensed Consolidated Statements of Operations.
6. Debt
New Credit Facility Opened September 2014
On September 30, 2014, the Company entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our consolidated net leverage ratio, which is a ratio of the Company’s consolidated funded indebtedness to its consolidated EBIDTA, as defined in the agreement, to exceed 3.25 to 1.00. Advances under the credit facility may be voluntarily prepaid and re-borrowed. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75%. The base LIBOR rate is, at our discretion, equal to either one, two, three or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the applicable margin is determined based upon our consolidated net leverage ratio. Accumulated interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR. The credit facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the credit facility. We are also required to comply with customary affirmative and negative covenants, as well as a consolidated net leverage ratio and an interest coverage ratio. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity on September 30, 2019.
As of September 30, 2015 and December 31, 2014, we had outstanding principal of $44.0 million and $20.0 million, respectively, under our revolving line of credit. As of September 30, 2015, $156.0 million was available under our revolving line of credit, of which $10.0 million was available for the issuance of letters of credit and $20.0 million for swingline loans. We had unamortized debt issuance costs of $1.1 million and $1.3 million at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we were in compliance with the covenants under our credit facility.
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
In April 2015, the Company adopted the Second Amendment to the Company's Amended and Restated 2010 Equity Incentive Plan. This amendment increased the value of the automatic annual award of restricted stock received by outside directors, adjusted the vesting of such awards to occur ratably over a period of four calendar quarters and modified the timing and pro ration of awards for independent directors initially elected or appointed on a date other than April 1st.
During the three and nine months ended September 30, 2015, the Company made the following grants of restricted stock, which vest based on the passage of time as described below:

Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Vesting Period
—	22,335	Granted shares vested upon the grant date
—	162,695	Granted shares vest ratably over a period of two quarters
4,824	64,616	Granted shares vest ratably over a period of four quarters
—	24,665	Granted shares vest ratably over a period of eight quarters
61,795	561,318	Granted shares vest ratably over a period of twelve quarters
During the three and nine months ended September 30, 2015, the Company made the following grants of restricted stock, which require the achievement of certain market-based conditions to become eligible to vest as described below:

Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Condition to Become Eligible to Vest
—	30,000	After the grant date and prior to July 1, 2017, the average closing price per share of the Company's common stock equals or exceeds $25.00 for twenty consecutive trading days
—	30,000	After the grant date and prior to July 1, 2017, the average closing price per share of the Company's common stock equals or exceeds $30.00 for twenty consecutive trading days
—	235,579	After the grant date and prior to July 1, 2018, the average closing price per share of the Company's common stock equals or exceeds $30.00 for twenty consecutive trading days
—	265,586	After the grant date and prior to July 1, 2018, the average closing price per share of the Company's common stock equals or exceeds $35.00 for twenty consecutive trading days
—	30,000	After the grant date and prior to July 1, 2018, the average closing price per share of the Company's common stock equals or exceeds $40.00 for twenty consecutive trading days
Shares that become eligible to vest, if any, become Eligible Shares. Eligible Shares vest ratably over the four calendar quarters following the date they become Eligible Shares. However, all unvested Eligible Shares will be fully vested on July 1, 2018.
During the third quarter of 2015, the Company granted 20,000 shares of performance-based restricted stock. The shares become eligible to vest if the underlying performance condition has been achieved as of December 31, 2016. If the shares become eligible to vest they will vest ratably over a period of four quarters, beginning January 15, 2017. If the performance condition is not satisfied none of the shares will vest.
During the three and nine months ended September 30, 2015, the Company made the following grants of stock options, which vest based on the passage of time as described below:

Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Vesting Period
22,700	42,825	Granted options vested upon the grant date
31,790	31,790	Granted options vest ratably over a period of seven quarters
—	40,420	Granted options vest ratably over a period of eight quarters
205,135	2,066,085	Granted options vest ratably over a period of twelve quarters

All stock options and restricted stock were granted under the Amended and Restated 2010 Equity Incentive Plan, as amended.
8. Commitments and Contingencies
Lease Commitments
In the first quarter of 2013, we entered into a capital lease agreement for software that expires in 2016. Amortization of the leased assets is recognized on a straight-line basis.
The assets under the capital lease were as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Software	$1,977	$1,977
Less: Accumulated amortization	(1,553)	(1,110)
Assets under capital lease, net	$424	$867
The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of September 30, 2015 were as follows:

September 30, 2015
(in thousands)
2015	$147
2016	294
Total minimum lease payments	$441
Less amount representing average interest at 2.2%	(4)
437
Less current portion	437
Long-term portion	$—
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
During the nine months ended September 30, 2015, the Company vacated our leased office space in Westlake Village, California; Chicago, Illinois; and Charlotte, North Carolina. During the same period we entered into a modification agreement related to our leased office space in San Francisco, California whereby we reduced the amount of leased space. These modifications were made to consolidate our operations and reduce operating costs. Related to the above changes we recognized a cease-use liability in the amount of $0.2 million. The cease-use liability reflects the fair value of the remaining net cash flows related to our continuing obligations under the leases, net of estimated sub-rents. Additionally, we recognized a reduction of our deferred rent liability in the amount of $0.9 million related to lease incentives for the San Francisco office. These adjustments are reflected in the "General and administrative" line in the accompanying Condensed Consolidated Statements of Operations.

Minimum annual rental commitments under non-cancellable operating leases and total minimum rentals to be received under non-cancellable subleases were as follows at September 30, 2015:

	Minimum Lease Payments	Minimum Rentals to be Received Under Subleases	Net Lease Payments
	(in thousands)
2015	$2,746	$263	$2,483
2016	10,638	984	9,654
2017	9,631	140	9,491
2018	9,696	—	9,696
2019	9,141	—	9,141
Thereafter	57,223	—	57,223
	$99,075	$1,387	$97,688
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2015 or December 31, 2014.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of September 30, 2015 or December 31, 2014.
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
In November 2014, the Company was named in a purported class action lawsuit related to our screening services. At September 30, 2015, we had an accrued liability for estimated settlement costs related to this matter. No liability for estimated settlement costs or other legal matters was accrued at December 31, 2014.
During the nine months ended September 30, 2014, we expensed $4.7 million, inclusive of the settlements and other associated costs, related to litigation settled during that period. The litigation related to reimbursement claims made against us, each by a primary and an excess layer errors and omissions insurance carrier. The carriers were seeking reimbursement of claims formerly funded by them relating to a litigation matter settled in 2012.

We are involved in other litigation matters not listed above, but we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate at this time. Our view of the matters not listed may change in the future as the litigation and events related to those unfold.
Purchase Commitments
In September 2015, the Company entered into a commitment with a vendor for the purchase of computer software. As of September 30, 2015, the remaining amount under the commitment was $2.0 million. We anticipate completing the committed purchases by the end of the first quarter of 2016.
9. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 547,411 and 753,583 for the three months ended, and 912,944 and 1,549,922 for the nine months ended September 30, 2015 and 2014, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net loss	$(8,192)	$(3,257)	$(13,118)	$(10,384)
Denominator:
Basic:
Weighted average common shares used in computing basic net loss per share	76,564	77,280	76,772	77,075
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Weighted average common shares used in computing diluted net loss per share	76,564	77,280	76,772	77,075
Net loss share:
Basic	$(0.11)	$(0.04)	$(0.17)	$(0.13)
Diluted	$(0.11)	$(0.04)	$(0.17)	$(0.13)
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
Our effective income tax rate was 35.2% and 28.4% for the nine months ended September 30, 2015 and 2014, respectively.
In July 2015, the Company filed amended 2012 and 2013 income tax returns for selected states to correct certain items that were improperly deducted, as determined by the Company subsequent to the initial filings. The primary effect of the amended returns was an immaterial increase in our current state income tax liability and a reduction of our state net operating loss deferred tax asset, net of federal benefit, of approximately $0.7 million at December 31, 2014.

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
Assets and liabilities measured at fair value on a recurring basis:
Contingent consideration obligations
Contingent consideration obligations consist of potential obligations related to our acquisition activity. The amount to be paid under these obligations is contingent upon the achievement of stipulated operational or financial targets by the business subsequent to acquisition. The fair value of contingent consideration obligations is estimated using a probability weighted discount model which considers the achievement of the conditions upon which the respective contingent obligation is dependent. The probability of achieving the specified conditions is assessed by applying a Monte Carlo weighted-average model. Inputs into the valuation model include a discount rate specific to the acquired entity, a measure of the estimated volatility and the risk free rate of return.
Significant unobservable inputs used in the contingent consideration fair value measurements included the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Discount rates	15.8% - 60.3%	22.5% - 64.0%
Volatility rates	36.0% - 54.0%	45.0% - 48.0%
Risk free rate of return	0.2% - 0.6%	0.1% - 0.2%
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
The following table discloses the liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair value at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent consideration related to the acquisition of:
InstaManager	$66	$—	$—	$66
Indatus	801	—	—	801
VRX	307	—	—	307
	$1,174	$—	$—	$1,174

	Fair value at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent consideration related to the acquisition of:
Active Building	$1,566	$—	$—	$1,566
MyBuilding	248	—	—	248
InstaManager	2,335	—	—	2,335
VMM	1	—	—	1
	$4,150	$—	$—	$4,150
There were no assets measured at fair value on a recurring basis at September 30, 2015 or December 31, 2014.
The following table summarizes the changes in the fair value of our Level 3 liabilities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Balance at beginning of period	$4,150	$1,827
Initial contingent consideration	1,415	2,939
Settlements through cash payments	(1,179)	(229)
Net (gains) losses on change in fair value	(3,212)	173
Balance at end of period	$1,174	$4,710
Gains and losses resulting from changes in the fair value of the above liabilities are included in "General and administrative" expense in the accompanying Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2015 and 2014, the Company recognized net unrealized gains (losses) of $3.3 million and $(0.2) million, respectively.
Assets and liabilities measured at fair value on a non-recurring basis:
During the nine months ended September 30, 2015, the Company identified triggering events which required the assessment of impairment for certain trade names related to prior acquisitions. The fair value of the trade names was determined through an income approach utilizing projected discounted cash flows. This method is consistent with the method the Company has employed in prior periods to value other long-lived assets. Impairments of the trade names were determined by comparing the estimated fair value to the related carrying value. The inputs utilized in the discounted cash flow analysis are classified as Level 3 inputs within the fair value hierarchy. Significant unobservable inputs used in deriving the fair value included the royalty rate applied to the projected revenue stream and the discount rate used to determine the present value of the estimated future cash flows. Through the application of this approach, we concluded the aggregate fair value of the trade names was $5.1 million. The Company believes that the methods and assumptions used to determine the fair value of the trade names were reasonable. See Note 5 for further discussion of these impairments.
Significant unobservable inputs used in fair value measurement of the trade names included the following for the nine months ended September 30, 2015:

Nine Months Ended September 30, 2015
Discount rate	15.0%
Royalty Rate	5.4%

12. Stockholders' Equity
On May 6, 2014, the board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. In May 2015, the board of directors approved an extension of the stock repurchase program through May 6, 2016, permitting the repurchase of up to $50.0 million of our common stock over the extended one-year period. Repurchases during the extension period are incremental to the shares that were repurchased by the Company since May 2014. During the year ended December 31, 2014, we repurchased 966,595 shares at a weighted average cost of $16.06 per share and a total cost of $15.5 million. During the three and nine months ended September 30, 2015, we repurchased 807,922 and 1,579,226 shares at a weighted average cost of $18.95 and $19.28 per share and a total cost of $15.3 million and $30.5 million, respectively.
In May 2015, the board of directors authorized the retirement of all shares acquired under the stock repurchase program through May 8, 2015 and any future shares repurchased under the repurchase program. During the nine months ended September 30, 2015 we retired 2,545,821 shares of our common stock.

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
Overview
We are a leading provider of on demand software and software-enabled services for the rental housing and vacation rental industries. Our broad range of property management solutions enable owners and managers of a wide variety of single family, multifamily and vacation rental property types to enhance the visibility, control and profitability of each portion of the renter life cycle and operation of a property. By integrating and streamlining a wide range of complex processes and interactions among the rental housing and vacation rental ecosystem of owners, managers, prospects, renters and service providers, our platform helps optimize the property management process, improve the user experience, increase revenue and reduce costs for professional property managers.
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
As of September 30, 2015, approximately 11,800 customers used one or more of our on demand software solutions to help manage the operations of approximately 10.4 million multifamily, single family or vacation rental units. Our customers include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2015 by the National Multifamily Housing Council, based on the number of units managed. While the use and transition to on demand software solutions in the rental housing industry is growing rapidly, we believe it remains at a relatively early stage of adoption. Additionally, there is a low level of penetration of our on demand software solutions in our existing customer base. We believe these factors present us with significant opportunities to generate revenue through sales of additional on demand software solutions. Our existing and potential customers base their decisions to invest in our solutions on a number of factors, including general economic conditions.
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
We offer different versions of our platform for different types of properties. For example, our platform supports the specific and distinct requirements of:

•	conventional single family properties (four units or less);

•	conventional multifamily properties (five or more units);

•	affordable Housing and Urban Development, or HUD, properties;

•	affordable tax credit properties;

•	rural housing properties;

•	privatized military housing;

•	commercial;

•	student housing;

•	senior living; and

•	vacation rentals
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
Leasing and Marketing
Leasing and marketing solutions are aimed at optimizing marketing spend and the leasing process. These solutions manage core leasing and marketing processes, including, websites, paid lead generation, organic lead generation, lead management, automated lead closure, lead analytics, real-time unit availability, automated online apartment leasing and applicant screening. The leasing and marketing solutions category consists of seven primary solutions: Online Leasing, Contact Center, LeaseStar Platform, LeaseStar Marketing Management, Multifamily Internet Listing Service, Senior Marketing Management and Resident Screening.
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

Recent Acquisitions
2015 Acquisitions
In June 2015, we acquired certain assets from ICIM Corporation, including the Answer Automation, Call Tracker and Zip Digital products marketed under the name Indatus. The Indatus offerings are software-as-a-service products that provide automated answering services, marketing spend analysis tools and other features which enhance the ability of managers of multifamily properties to communicate with their residents. We plan to integrate the Indatus assets with our existing contact center and maintenance products, increasing the features of these existing solutions. We acquired Indatus for a purchase price of $49.4 million, consisting of a cash payment of $43.8 million at closing, deferred cash payments of up to $5.0 million payable over nineteen months after the acquisition date and contingent cash payments of up to $2.0 million, in the aggregate, if certain revenue targets are met for the twelve month periods ending June 30, 2016 and 2017.
In June 2015, we acquired certain assets from RJ Vacations, LLC and Switch Development Corporation, including the VRX product ("VRX"). VRX is a software-as-a-service application which allows vacation rental management companies to manage the cleaning and turning of units, accounting and document management. VRX will augment our existing line of solutions offered to the vacation rental industry and we plan to integrate it with our Kigo solution. We acquired VRX for a purchase price of $2.0 million, consisting of a cash payment of $1.5 million at closing and a contingent cash payment of up to $0.5 million. Payment of the contingent cash obligation is dependent upon the achievement of certain subscription or booking activity targets and is subject to adjustments specified in the acquisition agreement related to the sellers' indemnification obligations.
The purchase agreement also provides for us to make additional contingent cash payments of up to $3.0 million. Payment of the additional contingent cash payments is dependent upon the achievement of certain revenue targets during the twelve month periods ended December 31, 2016, 2017 and 2018 and the sellers providing certain services during a specified period following the acquisition date. Due to the post-acquisition compensation nature of the additional contingent cash payments, they were not included in the acquisition consideration.
The purchases of Indatus and VRX were determined to constitute business combinations and were accounted for under ASC 805. The estimated fair value of assets acquired and liabilities assumed in conjunction with these transactions were preliminary in nature at September 30, 2015 and are based on information that was available as of the acquisition date. At September 30, 2015, we were awaiting additional information necessary to finalize these estimates and expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
2014 Acquisitions
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”), for a purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing, a deferred cash payment of up to $1.0 million payable over two years after the acquisition date and contingent cash payments totaling up to $7.0 million if certain revenue targets are met for the twelve month periods ending March 31, 2015 and March 31, 2016. The first deferred cash payment was made in the first quarter of 2015 in the amount of $0.5 million. The revenue target for the twelve month period ending March 31, 2015 was achieved, and we paid the first contingent cash payment of $0.5 million in the third quarter of 2015. InstaManager was a software-as-a-service vacation rental booking system used by professional managers of vacation rental properties. InstaManager offered marketing websites, online pricing and availability, online booking, automated reservations, payment processing and insurance sales. In March 2015, we completed the integration of InstaManager with other subsequently acquired software products. Subsequent to this integration, the Company ceased actively marketing the product and use of the trade name.
In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”), for a purchase price of $1.2 million, consisting of a cash payment of $1.0 million at closing, a deferred cash payment of up to $0.2 million payable over two years after the acquisition date and contingent cash payments of up to $2.0 million if certain revenue targets are met for the twelve month periods ending June 30, 2015 and June 30, 2016. The first deferred cash payment was made in the second quarter of 2015 in the amount of $0.1 million. The contingent cash revenue target for the twelve month period ending June 30, 2015 was not achieved. VMM is a software-as-a-service application that facilitates the management of the end-to-end maintenance life cycle for single family and multifamily rental properties and provides property managers with enhanced visibility into their maintenance costs, manages resources and provides enhanced business control for property managers.
In May 2014, we acquired substantially all of the operating assets of Notivus Multi-Family, LLC ("Notivus") for a purchase price of $4.4 million, consisting of a cash payment of $3.6 million at closing and a deferred cash payment of up to $0.8 million payable over two years after the acquisition date. The first deferred cash payment was made in the third quarter of 2015 in the amount of $0.3 million. The acquisition of Notivus expanded our ability to provide vendor risk management and compliance software solutions for the rental housing industry.

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
Adjusted EBITDA. We define Adjusted EBITDA as (loss) income plus acquisition-related and other deferred revenue adjustments; depreciation, asset impairment and loss on disposal of assets; amortization of intangible assets; net interest expense; income tax expense (benefit); stock-based compensation expense; any impact related to the litigation with Yardi Systems, Inc. (including related insurance litigation and settlement costs), collectively the "Yardi Litigation"; stock registration costs; and acquisition-related expenses.
Non-GAAP Financial Measures. We believe that the non-GAAP financial measures defined above are useful to investors and other users of our financial statements in evaluating our operating performance because they provide additional tools to compare business performance across companies and periods. We believe that:

•
These non-GAAP financial measures provide investors and other users of our financial information consistency and comparability with our past financial performance, facilitate period-to-period comparisons of operations and facilitate comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

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
We do not place undue reliance on non-GAAP financial measures as our only measures of operating performance. Non-GAAP financial measures should not be considered substitutes for other measures of financial performance or liquidity reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do; that they do not reflect changes in, or cash requirements for, our working capital; and that they do not reflect our capital expenditures or future requirements for capital expenditures. We compensate for the inherent limitations associated with using non-GAAP financial measures through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.
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
Operating Expenses
We classify our operating expenses into three categories: product development, sales and marketing and general and administrative. Our operating expenses primarily consist of personnel costs; costs for third-party contracted development; marketing; legal; accounting; and consulting services and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based compensation and employee benefits for employees in that category. In addition, our operating expenses include an allocation of our facilities costs, overhead costs and depreciation based on headcount for that category, as well as amortization and impairment, if applicable, of purchased intangible assets resulting from our acquisitions.
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
Sales and marketing. Sales and marketing expense consists primarily of personnel costs for our sales, marketing and business development employees and executives; travel and entertainment; and marketing programs. Marketing programs consist of amounts paid for search engine optimization ("SEO") and search engine marketing ("SEM"); renter’s insurance; other advertising, trade shows, user conferences, public relations, industry sponsorships and affiliations; and product marketing. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including customer, key vendor and supplier relationships and certain trade names obtained in connection with our strategic acquisitions.
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
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2015	2015	2014	2014
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$116,772	96.0%	$100,747	96.4%
On premise	834	0.7	755	0.7
Professional and other	3,982	3.3	3,034	2.9
Total revenue	121,588	100.0	104,536	100.0
Cost of revenue(1)	52,879	43.5	46,311	44.3
Gross profit	68,709	56.5	58,225	55.7
Operating expense:
Product development(1)	16,858	13.9	17,528	16.8
Sales and marketing(1)	31,559	25.9	29,949	28.6
General and administrative(1)	13,424	11.0	15,443	14.8
Impairment of identified intangible assets	20,274	16.7	—	—
Total operating expense	82,115	67.5	62,920	60.2
Operating loss	(13,406)	(11.0)	(4,695)	(4.5)
Interest expense and other, net	(391)	(0.3)	(345)	(0.3)
Loss before income taxes	(13,797)	(11.3)	(5,040)	(4.8)
Income tax benefit	(5,605)	(4.6)	(1,783)	(1.7)
Net loss	$(8,192)	(6.7)	$(3,257)	(3.1)
Net loss per share
Basic	$(0.11)		$(0.04)
Diluted	$(0.11)		$(0.04)
Weighted average shares used in computing net loss per share
Basic	76,564		77,280
Diluted	76,564		77,280

(1)Includes stock-based compensation expense as follows:
Cost of revenue	$817		$1,141
Product development	1,759		2,707
Sales and marketing	3,118		3,774
General and administrative	2,975		1,914

	Nine Months Ended September 30,
	2015	2015	2014	2014
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$333,872	96.3%	$289,361	96.4%
On premise	2,301	0.7	2,446	0.8
Professional and other	10,647	3.0	8,280	2.8
Total revenue	346,820	100.0	300,087	100.0
Cost of revenue(1)	150,160	43.3	128,353	42.8
Gross profit	196,660	56.7	171,734	57.2
Operating expense:
Product development(1)	52,919	15.3	48,310	16.1
Sales and marketing(1)	90,333	26.0	83,970	28.0
General and administrative(1)	51,797	14.9	53,191	17.7
Impairment of identified intangible assets	20,801	6.0	—	—
Total operating expense	215,850	62.2	185,471	61.8
Operating loss	(19,190)	(5.5)	(13,737)	(4.6)
Interest expense and other, net	(1,048)	(0.3)	(771)	(0.3)
Loss before income taxes	(20,238)	(5.8)	(14,508)	(4.9)
Income tax benefit	(7,120)	(2.1)	(4,124)	(1.4)
Net loss	$(13,118)	(3.7)	$(10,384)	(3.5)
Net loss per share
Basic	$(0.17)		$(0.13)
Diluted	$(0.17)		$(0.13)
Weighted average shares used in computing net loss per share
Basic	76,772		77,075
Diluted	76,772		77,075

(1)Includes stock-based compensation expense as follows:
Cost of revenue	$3,267		$3,014
Product development	7,050		6,763
Sales and marketing	10,750		10,018
General and administrative	9,599		8,999

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands, except per unit data)				(in thousands, except per unit data)
Revenue:
On demand	$116,772	$100,747	$16,025	15.9%	$333,872	$289,361	$44,511	15.4%
On premise	834	755	79	10.5	2,301	2,446	(145)	(5.9)
Professional and other	3,982	3,034	948	31.2	10,647	8,280	2,367	28.6
Total revenue	$121,588	$104,536	$17,052	16.3	$346,820	$300,087	$46,733	15.6
On demand unit metrics:
Ending on demand units	10,406	9,496	910	9.6	10,406	9,496	910	9.6
Average on demand units	10,354	9,434	920	9.8	9,995	9,305	690	7.4
Non-GAAP revenue metrics:
Non-GAAP on demand revenue	$116,158	$100,355	$15,803	15.7	$332,260	$290,086	$42,174	14.5
Annualized non-GAAP on demand revenue per average on demand unit	$44.87	$42.55	$2.32	5.5
Non-GAAP on demand annual customer value	$466,917	$404,055	$62,862	15.6
The changes in total revenue for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 were due to the following:
On demand revenue. On demand revenue represented 96.0% and 96.3% of our total revenue during the three and nine months ended September 30, 2015, respectively. During the same periods in 2014, on demand revenue represented 96.4% of our total revenue. Our on demand revenue increased $16.0 million, or 15.9%, and $44.5 million, or 15.4%, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. This increase was driven by an increase in the number of rental units managed with one or more of our solutions and greater customer adoption across our platform of solutions. Continued customer adoption across our platforms contributed to an increase in our revenue per average on demand unit from $42.55 to $44.87, or 5.5%, during the three months ended September 30, 2015, as compared to the same period in 2014. Overall revenue growth continues to benefit from our investments in on demand data processing infrastructure, product development and sales force.
On demand revenue associated with our property management solutions grew $4.0 million and $11.9 million, or 12.7% and 13.3%, during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. This increase was driven primarily by growth within OneSite, related to our accounting and compliance monitoring solutions; spend management solutions; Propertyware; and Kigo.
Leasing and marketing solutions' on demand revenue grew $0.5 million and $1.3 million, or 1.7% and 1.5%, during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. This growth was driven by our screening, portal and organic lead generation solutions, partially offset by lower revenue associated with our internet listing services.
On demand revenue was most impacted by strong growth within our resident services solutions, which grew $9.9 million and $27.5 million, or 34.2% and 35.0%, during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. This growth was driven by our payment processing solution, which continues to benefit from a market that has not fully realized the advantages of electronic payments, our renter's insurance products, as well as incremental revenue as a result of the Indatus acquisition.
On demand revenue attributed to asset optimization solutions grew $1.6 million and $3.8 million, or 15.9% and 12.4%, during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. Growth within this solution set was driven by our new data-based business intelligence solutions combined with expansion of YieldStar, driven by both new customers and greater adoption by existing customers.
On premise revenue. On premise revenue increased $0.1 million for the three months ended, and decreased $0.1 million for the nine months ended September 30, 2015 as compared to the same periods in 2014. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.
Professional and other revenue. Professional and other revenue increased $0.9 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily due to an increase in revenue from consulting and training services related to the implementation of our solutions.
On demand unit metrics. As of September 30, 2015, one or more of our on demand solutions was utilized in the management of 10.4 million rental property units, representing an increase of 910,000 units, or 9.6%, compared to the number of such rental property units as of September 30, 2014. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales, marketing efforts to existing customers and our 2015 acquisition of Indatus, which contributed approximately 500,000 units, or 5.0%, to total ending on demand units.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Cost of revenue	$45,579	$39,877	$5,702	14.3%	$129,482	$111,305	$18,177	16.3%
Stock-based compensation	817	1,141	(324)	(28.4)	3,267	3,014	253	8.4
Depreciation and amortization	6,483	5,293	1,190	22.5	17,411	14,034	3,377	24.1
Total cost of revenue	$52,879	$46,311	$6,568	14.2	$150,160	$128,353	$21,807	17.0
Cost of revenue. Cost of revenue increased $5.7 million for the three months ended September 30, 2015, as compared to the same period in 2014, primarily as a result of a $3.4 million increase in direct costs resulting from increased sales of our solutions, including higher transaction volumes from our payments processing solution. Additionally, personnel expense increased $1.9 million, driven by increased expenditures to support our growth initiatives. Higher technology and facility related expenses of $0.4 million also contributed to the year over year increase in cost of revenue.
Cost of revenue increased $18.2 million for the nine months ended September 30, 2015, as compared to the same period in 2014, primarily as a result of a $9.8 million increase in direct costs resulting from increased sales of our solutions, including higher transaction volumes from our payments processing solution. Additionally, personnel expense increased $6.6 million related to increased expenditures to support our growth initiatives, staffing increases for anticipated seasonal call center volumes, and, to a lesser degree, increases in headcount as a result of our 2014 acquisitions. Higher technology and facility related expenses of $2.5 million also contributed to the year over year increase in cost of revenue. These items were partially offset by a decrease in other expenses of $0.7 million.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Product development	$13,898	$13,502	$396	2.9%	$41,997	$38,012	$3,985	10.5%
Stock-based compensation	1,759	2,707	(948)	(35.0)	7,050	6,763	287	4.2
Depreciation	1,201	1,319	(118)	(8.9)	3,872	3,535	337	9.5
Total product development expense	$16,858	$17,528	$(670)	(3.8)	$52,919	$48,310	$4,609	9.5
Product development.  Product development expense increased $0.4 million for the three months ended September 30, 2015, as compared to the same period in 2014. This change was primarily the result of an impairment charge of $0.5 million associated with certain discontinued software development projects, partially offset by lower personnel expense of $0.1 million.
Product development expense increased $4.0 million for the nine months ended September 30, 2015, as compared to the same period in 2014. This change was primarily attributable to an increase of $2.7 million in personnel expense related to increased headcount combined with higher variable compensation, offset by a higher international labor mix as a part of our global product development strategy; an impairment charge of $1.3 million associated with certain discontinued software development projects; and an increase in information and technology expense of $0.4 million. These increases were partially offset by lower travel expense of $0.3 million and lower consulting and professional fees of $0.1 million.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Sales and marketing	$25,028	$22,745	$2,283	10.0%	$69,546	$63,897	$5,649	8.8%
Stock-based compensation	3,118	3,774	(656)	(17.4)	10,750	10,018	732	7.3
Depreciation and amortization	3,413	3,430	(17)	(0.5)	10,037	10,055	(18)	(0.2)
Total sales and marketing expense	$31,559	$29,949	$1,610	5.4	$90,333	$83,970	$6,363	7.6
Sales and marketing. Sales and marketing expense increased $2.3 million for the three months ended September 30, 2015, as compared to the same period in 2014. This change was primarily attributable to increased personnel expense of $1.7 million, consistent with our efforts to expand and invest in our sales force. Additionally, information technology and facilities expense increased $0.4 million, consulting and professional expense increased $0.3 million, and other expenses increased $0.5 million year over year. These increases were partially offset by lower SEO and SEM activity of $0.6 million, consistent with our focus on increasing the efficiency of certain business functions.
Sales and marketing expense increased $5.6 million for the nine months ended September 30, 2015, as compared to the same period in 2014. Similar to the three-month period, this change was primarily related to increased personnel expense of $6.1 million, consistent with our efforts to expand and invest in our sales force. During the same period information technology and facilities expense increased $1.7 million related to our continued investment in our sales force, consulting and professional services expense increased $0.7 million, and other expenses increased $0.6 million year over year. These increases were partially offset by lower SEO and SEM activity of $3.0 million, consistent with our focus on increasing the efficiency of certain business functions, combined with a decrease in travel expense of $0.5 million.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
General and administrative	$9,633	$12,609	$(2,976)	(23.6)%	$39,731	$41,283	$(1,552)	(3.8)%
Stock-based compensation	2,975	1,914	1,061	55.4	9,599	8,999	600	6.7
Depreciation	816	920	(104)	(11.3)	2,467	2,909	(442)	(15.2)
Total general and administrative expense	$13,424	$15,443	$(2,019)	(13.1)	$51,797	$53,191	$(1,394)	(2.6)
General and administrative. General and administrative expense decreased $3.0 million for the three months ended September 30, 2015, as compared to the same period in 2014. This decrease was primarily due to changes in the fair value of our acquisition-related liabilities of $4.1 million. This decrease was partially offset by an increase in personnel expense of $0.6 million and an increase in other expenses of $0.5 million.
General and administrative expense decreased $1.6 million for the nine months ended September 30, 2015, as compared to the same period in 2014. This change was primarily due to a net decrease in the fair value of the Company's acquisition-related liabilities of $3.6 million combined with a decrease in legal expense of $4.6 million, the majority of which related to one-time litigation and settlement costs incurred in the first quarter of 2014. These decreases were partially offset by an increase in personnel expense of $3.6 million, related to the scaling of our international operations to support the growth of our business and higher variable compensation; a net loss on the disposal and impairment of certain long-lived assets of $1.6 million, related to the implementation of our global real estate strategy and our acquisition-related activities; higher consulting and professional fees of $0.8 million; and an increase in other expenses of $0.6 million.
Impairment of Identified Intangible Assets. In connection with the preparation of our third quarter 2015 financial statements, we identified indicators, requiring the assessment of certain indefinite-lived trade names for impairment, primarily associated with our 2011 acquisition of MyNewPlace. Identified indicators included declines in actual and anticipated lead-generation revenues and a change in the Company's long-term marketing strategy. As a result, we analyzed these intangible assets and recorded a $20.3 million impairment charge during the third quarter of 2015, representing the amount by which the carrying value of the indefinite-lived trade names exceeded their estimated fair value. Given the change in our long-term marketing strategy and anticipated use of the trade names, we reclassified the remaining balance to finite-lived intangible assets as of September 30, 2015, which will be amortized on a straight-line basis over an estimated useful life of seven years.
During the first quarter of 2015, we completed the integration of the InstaManager and Kigo platforms into a single solution marketed under the Kigo name. Subsequent to this integration, we discontinued the use of the InstaManager trade name to market or identify the software. Due to this change in circumstance, we evaluated the InstaManager trade name for impairment and concluded an impairment in the amount of $0.5 million existed at March 31, 2015.
Interest Expense and Other, Net
The increase in interest expense and other, net for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was primarily due to higher average outstanding balances on our revolving credit facility in 2015.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. Our effective income tax rate was 35.2% and 28.4% for the nine months ended September 30, 2015 and 2014, respectively.
Reconciliation of Non-GAAP Financial Measures
The following provides a reconciliation of on demand revenue to non-GAAP on demand revenue, our most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
On demand revenue	$116,772	$100,747	$333,872	$289,361
Acquisition-related and other deferred revenue adjustments	(614)	(392)	(1,612)	725
Non-GAAP on demand revenue	$116,158	$100,355	$332,260	$290,086
The following provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(8,192)	$(3,257)	$(13,118)	$(10,384)
Acquisition-related and other deferred revenue	(614)	(392)	(1,612)	725
Depreciation, asset impairment and loss on disposal of assets	25,952	5,121	38,970	13,911
Amortization of intangible assets	6,927	5,857	18,586	16,658
Acquisition-related expense	(3,310)	860	(1,653)	2,098
Interest expense, net	391	349	966	780
Income tax benefit	(5,605)	(1,783)	(7,120)	(4,124)
Litigation-related expense	—	39	2	4,884
Stock-based compensation expense	8,669	9,536	30,666	28,794
Adjusted EBITDA	$24,218	$16,330	$65,687	$53,342
Our Adjusted EBITDA increased by approximately $7.9 million and $12.3 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. Items which had a significant impact on the change in Adjusted EBITDA between these periods are discussed below.
Acquisition-related and other deferred revenue. This adjustment decreased by $0.2 million and $2.3 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These decreases were primarily attributable to the resolution of portions of deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience in determining the settlement of the underlying contractual obligations.

Deprecation, asset impairment and loss on the disposal of assets. This adjustment increased by $20.8 million and $25.1 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily attributable to charges recognized during the three and nine months ended September 30, 2015 of $21.0 million and $23.8 million, respectively, related to the impairment of certain intangible assets, and the implementation of our global real estate strategy. Additionally, during the three and nine months ended September 30, 2015, depreciation expense decreased $0.2 million and increased $1.3 million, respectively.
Amortization of intangible assets. This adjustment increased $1.1 million and $1.9 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily driven by completed software development projects which were placed in service during 2015 and acquisitions completed during the periods.
Acquisition-related expense. The adjustment for acquisition-related expense decreased $4.2 million and $3.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These decreases were primarily due to changes in the fair value of acquisition-related contingent obligations.
Income tax benefit. The income tax benefit adjustment increased by $3.8 million and $3.0 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. This increase was due to the change in the effective tax rate from 28.4% to 35.2% at September 30, 2014 and 2015, respectively, and changes in our loss before income taxes in the respective periods.
Litigation-related expense. Litigation-related expense decreased by $4.9 million for the nine months ended September 30, 2015 as compared to the same period in 2014. This decline was primarily due to one-time litigation and settlement costs incurred in the first half of 2014 related to litigation with our insurance carriers. The change in the litigation-related expense adjustment for the three months ended September 30, 2015, as compared to the same period in 2014, did not have a significant impact on the change in Adjusted EBITDA between these periods.
Stock-based compensation expense. Stock-based compensation expense decreased by $0.9 million for the three months ended September 30, 2015, as compared to the same period in 2014. This decrease was primarily due to a lower number of awards vesting during the third quarter of 2015 as compared to the same period in 2014. This adjustment increased by $1.9 million during the nine months ended September 30, 2015, as compared to the same period in 2014. This increase was primarily related to awards granted in the first half of 2015, which vested in the same period.
Liquidity and Capital Resources
Our primary sources of liquidity as of September 30, 2015 consisted of $18.6 million of cash and cash equivalents, $156.0 million available under our revolving line of credit and $49.2 million of working capital (excluding $18.6 million of cash and cash equivalents and $77.2 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions, debt service, and share repurchases will continue to be our principal needs for liquidity over the near term. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2017. We expect to fund these obligations from cash provided by operating activities.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents) and our cash flows from operations are sufficient to fund our operations, working capital requirements and planned capital expenditures and to service our debt obligations for at least the next twelve months. Our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.
At September 30, 2015, we had federal and state net operating loss carryforwards of approximately $172 million and $6 million, respectively.  Net operating losses generated by us are not currently subject to the carryforward limitation in Section 382 of the Internal Revenue Code (“Section 382 limitation”); however, approximately $20 million of net operating losses generated by subsidiaries prior to their acquisition by us are subject to the Section 382 limitation. Our federal and state net operating loss carryforwards may be available to offset potential payments of future income tax liabilities, and, if unused, expire at various dates through 2034 for both federal and state income tax purposes.

The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$68,514	$50,054
Net cash used in investing activities	(63,929)	(71,067)
Net cash (used in) provided by financing activities	(12,688)	17,199
Net Cash Provided by Operating Activities
During the nine months ended September 30, 2015, cash provided by operating activities consisted of a net loss of $13.1 million, net non-cash adjustments to the net loss of $77.3 million and a net inflow of cash from changes in working capital of $4.3 million. Non-cash adjustments primarily consisted of a loss on disposal and impairment of assets in the amount of $23.8 million, amortization and depreciation expense of $33.8 million, and stock-based compensation of $30.6 million. These items were partially offset by net adjustments related to income tax items of $7.9 million and changes in the fair value of our acquisition-related contingent obligations of $3.0 million.
The net inflow of cash from changes in working capital during the nine months ended September 30, 2015, was primarily attributable to a net increase in accounts payable and accrued expenses of $5.0 million, primarily related to variable compensation, an increase in deferred revenue of $3.9 million, and an increase in other current and long-term liabilities of $1.0 million. These inflows were partially offset by an increase in accounts receivable of $3.0 million and an increase in prepaid expenses and other assets of $2.6 million.
Net Cash Used in Investing Activities
For the nine months ended September 30, 2015, investing activities resulted in a net cash outflow of $63.9 million. The cash outflow was attributable to expenditures of $45.5 million related to our acquisitions of Indatus and VRX and capital expenditures, net of proceeds from the disposal of fixed assets of $18.4 million primarily related to the development of new and enhancement of existing solutions combined with investments in our data processing infrastructure.
Net Cash Used in and Provided by Financing Activities
Financing activities resulted in a net cash outflow of $12.7 million during the nine months ended September 30, 2015. This outflow consisted primarily of repurchases of our common stock under our stock repurchase program of $30.5 million, net activity of $3.7 million related to our stock-based compensation plans, payments of acquisition-related liabilities of $2.1 million, and payments on capital lease obligations of $0.4 million. These outflows were partially offset by proceeds from our revolving credit facility, net of payments, of $24.0 million, which were used to finance our acquisition of Indatus.
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. There have been no material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K.
Long-Term Debt Obligations
On September 30, 2014, we entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. This credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments in an aggregate principal amount of up to $150.0 million, plus an amount that would not cause our consolidated net leverage ratio to exceed 3.25 to 1.00. Advances under the credit facility may be voluntarily prepaid and re-borrowed. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75%. The credit agreement permits, at our discretion, the use of one, two, three or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50% or one month LIBOR plus 1.00%. In each case the applicable margin is determined based upon our consolidated net leverage ratio. The interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR rate. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity on September 30, 2019. The credit facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the credit facility.

Our credit facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Our credit facility additionally contains customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous fiscal consecutive quarters' consolidated EBITDA, as defined in the agreement, to our interest expense, is not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, is not to be greater than 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. As of September 30, 2015, we were in compliance with the covenants under our credit facility.
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
Share Repurchase Program
On May 6, 2014, our board of directors approved a stock repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. In May 2015, the Company announced that its board of directors approved an extension of the stock repurchase program through May 6, 2016, permitting the repurchase of up to $50.0 million of its common stock over the extended one-year period. Repurchases during the extension period are incremental to the shares that were repurchased by the Company since May 2014.
During the year ended December 31, 2014 we repurchased 966,595 shares at a weighted average cost of $16.06 per share and a total cost of $15.5 million. During the three and nine months ended September 30, 2015, we repurchased 807,922 and 1,579,226 shares at a weighted average cost of $18.95 and $19.28 per share and a total cost of $15.3 million and $30.5 million, respectively.
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
We had cash and cash equivalents of $18.6 million and $26.9 million at September 30, 2015 and December 31, 2014, respectively.
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
We had $44.0 million and $20.0 million outstanding under our revolving credit facility at September 30, 2015 and December 31, 2014, respectively. At our option, advances under our revolving credit facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75%. The base LIBOR rate is, at our discretion, equal to either one, two, three or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable rates change by 10% of the September 30, 2015 closing market rates, our annual interest expense would change by less than $0.1 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from approximately 900 as of December 31, 2008 to approximately 4,000 as of September 30, 2015. We increased our number of on demand customers from approximately 2,700 as of December 31, 2008 to approximately 11,800 as of September 30, 2015. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
With the exception of some of our LeaseStar and Propertyware solutions, which are typically month-to-month, we generally license our solutions pursuant to customer agreements with a term of one year or longer. The pricing of the agreements is typically based on a price per unit basis. Our customers have no obligation to renew these agreements after their term expires, or to renew these agreements at the same or higher annual contract value. In addition, under specific circumstances, our customers have the right to cancel their customer agreements before they expire, for example, in the event of an uncured breach by us, or in some circumstances, upon the sale or transfer of a customer property, by giving 30 days’ notice or paying a cancellation fee. In addition, customers often purchase a higher level of professional services in the initial term than they do in renewal terms to ensure successful activation. As a result, our ability to grow is dependent in part on customers purchasing additional solutions or professional services for their on demand units after the initial term of their customer agreement. Though we maintain and analyze historical data with respect to rates of customer renewals, upgrades and expansions, those rates may not accurately predict future trends in renewal of on demand units. Our customers’ on demand unit renewal rates may decline or fluctuate for a number of reasons, including, but not limited to, their level of satisfaction with our solutions, our pricing, our competitors’ pricing, reductions in our customers’ spending levels or reductions in the number of on demand units managed by our customers. If our customers cancel or amend their agreements with us during their term, do not renew their agreements, renew on less favorable terms or do not purchase additional solutions or professional services in renewal periods, our revenue may grow more slowly than expected or decline and our profitability may be harmed.
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
Historically, our on demand units managed by our customers have renewed at a rate of 96.3% based on an average of the last two years ending September 30, 2015.
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
Our success depends, in part, on our ability to process high volumes of customer data, enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain offices in Hyderabad, India and Manila, Philippines where we employ development and data processing personnel or conduct other business functions important to our operations. We believe that performing these activities in Hyderabad and Manila increases the efficiency and decreases the costs of our related operations. We also maintain an office in Barcelona, Spain where certain of our vacation rental product development, sales and support operations are based. We believe our access to a multilingual employee base enhances our ability to serve vacation rental property managers in non-English speaking countries. We also have an office in Dubai, United Arab Emirates. Managing and staffing international operations requires management’s attention and financial resources. The level of cost savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Additionally, if we experience difficulties as a result of political, social, economic or environmental instability, change in applicable law, limitations of local infrastructure or problems with our workforce or facilities at our or third parties’ international operations, our business could be harmed due to delays in product release schedules or data processing services.
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
In order to maintain flexibility in the growth and expansion of our payments operations, we have obtained money transmitter licenses (or their equivalents) in several states and expect to continue the license application process in additional jurisdictions throughout the United States as needed to accommodate new product development. Our efforts to acquire and maintain this licensure could result in significant management time, effort, and cost, and may still not guarantee compliance given the constant state of change in these regulatory frameworks. Accordingly, costs associated with changes in compliance requirements, regulatory audits, enforcement actions, reputational harm, or other regulatory limits on our ability to grow our payment processing business could adversely affect our financial results.

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
On September 30, 2014, we entered into a new agreement for a secured revolving credit facility to refinance our outstanding revolving loans. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, under certain conditions, to request additional term loans or revolving commitments in an aggregate principal amount of up to $150.0 million, plus an amount that would not cause our consolidated net leverage ratio to exceed 3.25 to 1.00. As of September 30, 2015, we had $44.0 million of debt outstanding under our revolving line of credit and $10.0 million was available for the issuance of letters of credit. Advances under the credit facility may be voluntarily prepaid and re-borrowed. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity on September 30, 2019.
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
Our credit facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous consecutive fiscal quarters' consolidated EBITDA to our interest expense, is to be not less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, cannot exceed 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. As of September 30, 2015, we were in compliance with the covenants under our credit facility.
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
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our customers or vendors in connection with commercial disputes, claims brought by our customers’ current or prospective renters, including class action lawsuits based on asserted statutory or regulatory violations, employment-based claims made by our current or former employees, administrative agencies, government regulators, or insurers. In November 2014, the Company was named in a purported class action lawsuit in the United States District Court for the Eastern District of Virginia, styled Jenkins v. RealPage, Inc., Case No. 3:14cv758. On January 12, 2015, the Company filed its answer. On July 13, 2015, the court transferred the case to the United States District Court for the Eastern District of Pennsylvania. This case is at an early stage and although we intend to defend it vigorously, it is not possible to predict its outcome. In March 2015, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Stokes v. RealPage, Inc., Case No. 2:15-cv-01520. On June 2, 2015, the Company filed its answer. This case is also at an early stage and although we intend to defend it vigorously, it is not possible to predict its outcome. Litigation, enforcement actions and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover such legal proceedings or claims or may withhold or dispute coverage of such legal proceedings or claims on various grounds, including by alleging such coverage is beyond the scope of such policies, that we are not in compliance with the terms of such insurance policies or that such policies are not in effect, even after proceeds under such insurance policies have been received by us. In addition, insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all. A legal proceeding or claim brought against us that is uninsured or under-insured could result in unanticipated costs, thereby harming our operating results.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 34.1% of our common stock as of September 30, 2015. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 32.9% of our common stock as of September 30, 2015. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
As of September 30, 2015, we had 78,479,774 shares of common stock outstanding. Of these shares, 76,177,926 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of September 30, 2015, holders of 24,980,617 shares, or approximately 31.8%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.
In addition, we have registered approximately 25,634,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 3,137,517 shares were eligible for sale upon the exercise of vested options as of September 30, 2015.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the three months ended September 30, 2015, by RealPage, Inc. or any "affiliated purchaser" of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2015 through July 31, 2015	—	$—	—	$42,800,830
August 1, 2015 through August 31, 2015	807,922	18.95	807,922	27,491,417
September 1, 2015 through September 30, 2015	—	—	—	27,491,417
	807,922	$18.95	807,922	$27,491,417
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
Date: November 5, 2015

RealPage, Inc.

By:	/s/ W. Bryan Hill
W. Bryan Hill
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated July 29, 2012	S-3	9/13/2012	4.4
10.1	First Amendment to Amended and Restated 2010 Equity Incentive Plan.	8-K	1/21/2015	10.1
10.2	Form of 2015 Management Incentive Plan	8-K	2/23/2015	10.1
10.3	Form of Stock Option Award Agreement between the Company and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.1
10.4	Form of Stock Option Award Agreement between the Company and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.2
10.5	Form of Restricted Stock Award Agreement for time-based awards between the Company and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.3
10.6	Form of Restricted Stock Award Agreement for time-based awards between the Company and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.4
10.7	Form of Restricted Stock Award Agreement for market-based awards between the Company and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.5
10.8	Form of Restricted Stock Award Agreement for market-based awards between the Company and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.6
10.9	Form of Stock Option Award Agreement between the Company and award recipients approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.7
10.10	Form of Stock Option Award Agreement between the Company and award recipients (California residents) approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.8
10.11	Form of Restricted Stock Award Agreement between the Company and award recipients approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.9
10.12	Form of Restricted Stock Award Agreement between the Company and award recipients (California residents) approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended.	8-K	3/5/2015	10.10
10.13	Amended and Restated Employment Agreement between the Company and Stephen T. Winn dated as of March 1, 2015.	8-K	3/5/2015	10.11

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.14	Amended and Restated Employment Agreement between the Company and W. Bryan Hill dated as of March 1, 2015.	8-K	3/5/2015	10.12
10.15	Amended and Restated Employment Agreement between the Company and William Chaney dated as of March 1, 2015.	8-K	3/5/2015	10.13
10.16	Employment Agreement between the Company and Daryl Rolley dated as of February 9, 2015.	10-Q	5/8/2015	10.16
10.17	Second Amendment to the RealPage, Inc. 2010 Equity Incentive Plan, as amended and restated June 4, 2014.	8-K	4/7/2015	10.1
10.18	Employment Agreement between the Company and David Monk dated as of May 1, 2015.	10-Q	8/7/2015	10.18
10.19	Lease Agreement dated June 2, 2015 by and between Lakeside Campus Partners, LP and RealPage, Inc.	8-K	6/4/2015	10.1
10.20	First Amendment to the Lease Agreement dated July 27, 2015 by and between Lakeside Campus Partners, LP and RealPage, Inc.	10-Q	8/7/2015	10.20
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X