Form 10-K
period 2015-12-31
REALPAGE INC
filed 2016-02-29
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________
FORM 10-K
  ___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2015, the aggregate market value of its shares held by non-affiliates on that date was approximately $1,002,223,259. On February 12, 2016, 78,698,142 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Table of Contents

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
Our solutions enable property owners and managers to increase revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from complementary solutions and services, improved collections and more integrated and centralized processes. As of December 31, 2015, over 11,900 customers used one or more of our on demand software solutions to help manage the operations of approximately 10.6 million multifamily, single family or vacation rental units. Our customers include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2015 by the National Multifamily Housing Council, based on the number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $468.5 million, $404.6 million, and $377.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. In the same periods, we had operating (loss) income of approximately $(11.6) million, $(15.5) million, and $21.6 million, respectively, and net (loss) income of approximately $(9.2) million, $(10.3) million, and $20.7 million, respectively. See Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further information regarding measurement of net assets.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software and software-enabled solutions to include property management, leasing and marketing, renter management and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, and vacation rental markets. In addition, since July 2002, we have completed 32 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing properties served by our solutions and our customer base. In connection with this expansion and acquisitions, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our platform of on demand solutions.
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
The global vacation rental market is large and generally segmented by the type of property and seasonality. Over the last ten years, the global vacation rental market doubled in size and is expected to double again within the next three to five years. Based on our industry research, we estimate the total global vacation rental market to be approximately $45.1 billion annually.

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
Legacy information technology solutions designed to manage the rental housing management process are inadequate.
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
Increased visibility into property performance. Our integrated platform and common data repository enable owners and managers to gain a comprehensive view of the operational and financial performance of each of their properties. Our solutions provide a library of standard reports, dashboards, scorecards and alerts, and we also provide interfaces to several widely used report writers and business intelligence tools. We service approximately 10.6 million units of rental housing data, subsets of which can be utilized to factor rental payment history into applicant screening processes and to create more accurate supply/demand models and statistically based price elasticity models to improve price optimization.
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
Large and growing ecosystem of property owners, managers, prospects, renters and service providers. At December 31, 2015, our customer base of over 11,900 customers use one or more of our on demand software solutions to help manage the operations of approximately 10.6 million rental housing and vacation rental units. Our solutions automate and streamline many of the recurring transactions and interactions among this large and expanding ecosystem of property owners and managers, prospects, renters and service providers, including prospect inquiries, applications, monthly rent payments and service requests. As the number of constituents of our ecosystem increases, the volume of data in our common data repository and its value to the constituents of our ecosystem grows.
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
Deep rental housing industry expertise. We have been serving the rental housing industry exclusively for over 17 years and our senior management team members have extensive experience in the rental housing industry. We design our solutions based on our extensive rental housing industry expertise, insight into industry trends and developments and property management best practices that help our customers simplify the challenges of owning and managing rental properties.
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
Pursue acquisitions of complementary businesses, products and technologies. Since July 2002, we have completed 32 acquisitions that have enabled us to expand our platform, enter into new rental property markets and expand our customer base. We intend to continue to selectively evaluate opportunities to acquire businesses and technologies that may help us accomplish these and other strategic objectives.
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
OneSite
OneSite is our flagship on demand property management solution for multifamily properties. OneSite is also tailored to the specific needs of different property types (conventional multifamily, affordable properties, rural housing, privatized military housing, senior housing, student housing, and commercial). OneSite offers functionality that generates lease documents, posts financial transactions to the renter ledger, records back-office accounting entries, manages service requests, measures acuity of senior residents, enables senior community management, manages procurement activities, enables property-specific budgeting and measures actual property performance to budget.
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

Leasing and Marketing
Leasing and marketing solutions are aimed at optimizing marketing spend and the leasing process. These solutions manage core leasing and marketing processes, including, websites, paid lead generation, organic lead generation, lead management, automated lead closure, lead analytics, real-time unit availability, automated online apartment leasing and applicant screening. The leasing and marketing solutions category consists of seven primary solutions: Online Leasing, Contact Center, LeaseStar Platform, LeaseStar Marketing Management, MyNewPlace, Senior Marketing Management and Renter Screening.
Online Leasing
Online leasing is our on demand leasing platform. Among other functions, the platform enables property owners and managers to utilize transaction widgets to allow renters to confirm unit availability, generate a price quote, apply for residency and fully execute a lease, all online.
Contact Center
Contact center is our on demand lead closure platform. Contact center functionality includes call/email/chat routing technology, call tracking, lead management and remote agent staffing on a permanent or overflow basis to follow up on prospective renter leads. In addition, during 2014, we entered into a partnership with the Zillow Rental Network, which includes Zillow.com, Yahoo! and HotPads, among others. As part of the partnership, Zillow will offer the RealPage Live Agent Service to all multifamily marketers that use their services. The RealPage Live Agent Service leverages contact center functionality.
LeaseStar Platform
LeaseStar platform is an on demand organic lead generation platform. LeaseStar platform functionality includes syndication tools to ensure consistency across multiple marketing channels, classified directory campaign services, renter social referrals, reputation management, surveys, real-time reporting and enhanced lead management.
LeaseStar Marketing Management
LeaseStar marketing management is an on demand organic lead generation platform. LeaseStar marketing management functionality includes property web site design, search engine optimized content (high resolution photography, video tours, animated tours, 3D floor plans and interactive site maps), mobile applications, integration with online leasing and enhanced search engine optimization, or search engine optimization ("SEO") services, to drive traffic and lead quality.
MyNewPlace
MyNewPlace is a paid lead generation platform and Internet Listing Service that helps renters find rental housing options utilizing functionality including enhanced photography, 3D floor plans, SEO enhanced descriptions and neighborhood information. As part of our partnership with the Zillow Rental Network, multifamily and senior rental professionals who market their listings on Zillow will have the option to have their listing appear on MyNewPlace.com.
Senior Marketing Management
Senior marketing management is our on demand senior marketing platform. The platform utilizes functionality including paid lead generation, organic lead generation, lead management, contact center services and a placement network of care advisers powered by SeniorLiving.Net, OurParents.com and affiliated websites.
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
Resident Services
Resident services solutions provide a platform to optimize the management of current renters. These solutions manage core renter management business processes including, utility billing; renter payment processing, service requests, and lease renewals; renter’s insurance; and consulting and advisory services. The resident services solutions category consists of six primary solutions: Utility Management, Payments, Resident Portal, Contact Center Maintenance, Indatus and Renter’s Insurance.

Utility Management
Utility management is our on demand billing and utility management platform provided through our subsidiary Velocity Utility Solutions LLC. The platform offers functionality that includes automated convergent billing, utility invoice processing, utility cost management, automated energy recovery and infrastructure services (managing community energy, media, data and telecom).
Payments
Payments is our on demand payment processing platform. Payments includes functionality to enable electronic collection of rent and other payments. Provided through our RealPage Payments subsidiaries, the platform provides for processing of multiple payment types including check, money order, automated clearing house ("ACH"), debit cards and credit cards.
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
Indatus
Indatus is our on demand platform that provides automated answering services and other features that enhance the ability of managers of multifamily properties to communicate with their residents.
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
On Demand Delivery Infrastructure
Our IT infrastructure operates over four redundant 10 GBPS dedicated fiber links connecting data centers containing hundreds of servers and multiple storage area networks. This architecture makes it possible to expand the data center incrementally with little or no disruption as more users or additional applications are added. With more than 7,300 virtual servers, 630 physical servers and approximately 4.4 petabytes of data storage, we leverage this infrastructure and large repository of renter data to power our platform of solutions.
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
As of December 31, 2015, we employed approximately 130 employees who were responsible for maintaining data security, integrity, availability, performance and business continuity in our cloud computing facilities. We annually obtain a SSAE 16 SOC 1 audit on a specified set of internal controls. Certain customers conduct separate business continuity audits of their own.
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
Product Development
We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product testing and quality assurance testing, improving core technology and strengthening our technological expertise in the rental housing industry. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution. As of December 31, 2015, our product development group consisted of approximately 350 employees in the United States and 460 employees located in India, Canada, Spain and the Philippines. Product development expense totaled $68.8 million, $64.4 million and $50.6 million for 2015, 2014, and 2013, respectively.
Sales and Marketing
We sell our rental housing software and services through our direct sales organization. As of December 31, 2015, we employed approximately 440 sales representatives. We organize our sales force by geographic region, size of our prospective customers and property type. This focus provides a higher level of service and understanding of our customers’ unique needs. Our typical sales cycle with a prospective customer begins with the generation of a sales lead through Internet marketing, email campaigns, telemarketing efforts, trade shows or other means of referral. The sales lead is followed by an assessment of the prospective customer’s requirements, sales presentations and product demonstrations. Our sales cycle can vary substantially from customer to customer, but typically requires three to six months for larger customers and one to six weeks for smaller customers.
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
We generate qualified customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target property management company executives, technology professionals and senior business leaders. Our marketing team focuses on the unique needs of customers within our target markets. Our marketing programs include the following activities:

•	field marketing events for customers and prospects;

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	customer programs, including customer user meetings and our online customer community;

•
online marketing activities, including online advertising and search engine optimization, email campaigns, web campaigns, white papers, free product trials and demos, webcasts, case studies and the use of social media, including blogging, Facebook, LinkedIn and Twitter;

•	public relations;

•	use of our website to provide product and company information, as well as learning opportunities for potential customers; and

•	ongoing consumer email marketing campaigns that drive adoption of transactional products such as online payments and renter's insurance by residents on behalf of our property management customers.
We host an annual user conference where customers both participate in and lead various types of sessions and planned discussions designed to help accelerate business performance through the use of our integrated platform of solutions. The conference features a variety of customer speakers, panelists and presentations focused on businesses of all sizes. The event also brings together our customers, technology vendors, service providers and other key participants in the rental housing industry to exchange ideas and best practices for improving business performance. Attendees gain insight into our product plans and participate in interactive sessions that give them the opportunity to provide input into new features and functionality.
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

Customers
We are committed to developing long-term customer relationships and working closely with our customers to configure our solutions to meet the evolving needs of the rental housing and vacation rental industries. Our customers include REITs, leading property management companies, fee managers, regionally based owner operators, vacation property owners and service providers. As of December 31, 2015, we had over 11,900 customers who used one or more of our on demand software solutions to help manage the operations of approximately 10.6 million rental housing and vacation rental units. Our customers include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2015 by the National Multifamily Housing Council, based on number of units managed. For the years ended December 31, 2015, 2014 and 2013, no one customer accounted for more than 10% of our revenue. Revenues for our largest customer were 4.6%, 4.9% and 3.4% of total revenues for the years ended December 31, 2015, 2014, and 2013, respectively.
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
Employees
As of December 31, 2015, we had approximately 4,100 employees. We consider our current relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement.
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

•
our ability to renew the use of our on demand solutions by units managed by our existing customers and to increase the use of our on demand solutions for the management of units by our existing and new customers;

•	changes in our pricing policies or those of our competitors or new competitors;

•	changes in local economic, political and regulatory environments of our international operations;

•	the variable nature of our sales and implementation cycles;

•	general economic, industry and market conditions in the rental housing industry that impact our current and potential customers;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions, data or document losses or security breaches;

•	Internet usage trends among consumers and the methodologies Internet search engines utilize to direct those consumers to websites such as our LeaseStar product family;

•	our ability to hire and retain qualified key personnel, including the rate of expansion of our sales force and IT department;

•	our ability to anticipate and adapt to external forces and emergence of new technologies and products;

•	our ability to enter into new markets and capture additional market share;

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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and customer base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from approximately 900 as of December 31, 2008 to approximately 4,100 as of December 31, 2015. We increased our number of on demand customers from approximately 2,700 as of December 31, 2008 to approximately 11,900 as of December 31, 2015. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

•	successfully supporting and maintaining a broad range of current and emerging solutions;

•	identifying suitable acquisition targets and efficiently managing the closing of acquisitions and the integration of the targets into our operations;

•	maintaining continuity in our senior management and key personnel;

•	attracting, retaining, training and motivating our employees, particularly technical, customer service and sales personnel;

•	enhancing our financial and accounting systems and controls;

•	enhancing our information technology infrastructure, processes and controls;

•	successfully completing system upgrades and enhancements; and

•	managing expanded operations in geographically dispersed locations.
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
Historically, our on demand units managed by our customers have renewed at a rate of 96.6% based on an average of the last two years ending December 31, 2015.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions involving Bookt, LLC in January 2014; Virtual Maintenance Manager LLC in March 2014; Notivus Multi-Family, LLC in May 2014; Kigo, Inc. in June 2014; and ICIM Corporation and VRX in June 2015. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

•	difficulties in integrating and managing the operations and technologies of the companies we acquire;

•	diversion of our management’s attention from normal daily operations of our business;

•	our inability to maintain the customers, the key employees, the key business relationships and the reputations of the businesses we acquire;

•	our inability to generate sufficient revenue from acquisitions to offset our increased expenses associated with acquisitions;

•	difficulties in predicting or achieving the synergies between acquired businesses and our own businesses;

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
Our competitors vary depending on our product and service. In the market for accounting software we compete with Yardi Systems, Inc. (“Yardi”), MRI Software LLC (“MRI”), Property Solutions International, Inc. (“Property Solutions”), AMSI Property Management (owned by Infor Global Solutions, Inc.), Intacct Corp, NetSuite Inc., Intuit Inc., Oracle Corporation, PeopleSoft and JD Edwards (each owned by Oracle Corporation), SAP AG, Microsoft Corporation, AppFolio Inc. and various smaller providers of accounting software. High costs are typically associated with switching an organization’s accounting software. In the market for property management software, we face competitive pressure from Yardi and its Voyager products, AMSI Property Management (owned by Infor Global Solutions, Inc.), Bostonpost (owned by MRI), Jenark (owned by CoreLogic), Entrata (a division of Property Solutions), ResMan and MRI. In the single family market, our accounting and property management systems primarily compete with Yardi, AppFolio Inc., Intuit Inc., DIY Real Estate Solutions (acquired by Yardi), Buildium, LLC, Rent Manager (owned by London Computer Systems, Inc.), and Property Boss Solutions, LLC.
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
In the customer relationship management (“CRM”) market, we compete with providers of contact center and call tracking services, including LeaseHawk LLC, Yardi, Property Solutions International, Inc., and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including LeaseHawk LLC, Lead Tracking Solutions (acquired by Yardi), Anyone Home, Inc., and Who’s Calling, Inc. In addition, we compete with content syndication providers VaultWare (owned by MRI) and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Property Solutions, G5 Search Marketing, Inc., Spherexx.com and Yardi. Certain Internet listing services also offer websites for their customers, usually as a free value add to their listing service.
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
Our success depends, in part, on our ability to process high volumes of customer data, enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain offices in Hyderabad, India and Manila, Philippines where we employ development and data processing personnel or conduct other business functions important to our operations. We believe that performing these activities in Hyderabad and Manila increases the efficiency and decreases the costs of our related operations. We also maintain an office in Barcelona, Spain where certain of our vacation rental product development, sales and support operations are based. We believe our access to a multilingual employee base enhances our ability to serve vacation rental property managers in non-English speaking countries. We also maintain an office in Dubai, United Arab Emirates. Managing and staffing international operations requires management’s attention and financial resources. The level of cost savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Additionally, if we experience difficulties as a result of political, social, economic or environmental instability, change in applicable law, limitations of local infrastructure or problems with our workforce or facilities at our or third parties’ international operations, our business could be harmed due to delays in product release schedules or data processing services.

We rely on third-party technologies and services that may be difficult to replace or that could cause errors, failures or disruptions of our service, any of which could harm our business.
We rely on third-party providers in connection with the delivery of our solutions. Such providers include, but are not limited to, computer hardware and software vendors, database and data providers and cloud hosting providers. We currently utilize equipment, software and services from Akami, Inc.; Avaya, Inc.; Brocade Communications Systems, Inc.; Cisco Systems, Inc.; Dell Inc.; EMC Corporation; Microsoft Corporation; Oracle Corporation; salesforce.com, Inc.; Amazon Web Services, a division of Amazon.com, Inc., as well as many other smaller providers. Our OneSite Accounting service relies on a software-as-a-service, or SaaS, accounting system developed and maintained by a third-party service provider. We host this application in our data centers and provide supplemental development resources to extend this accounting system to meet the unique requirements of the rental housing industry. Our shared cloud portfolio reporting service utilizes software licensed from IBM. We expect to utilize additional service providers as we expand our platform. Although the third-party technologies and services that we currently require are commercially available, such technologies and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these technologies or services could result in delays in the provisioning of our solutions until alternative technology is either developed by us, or, if available, is identified, obtained and integrated, and such delays could harm our business. It also may be time consuming and costly to enter into new relationships. Additionally, any errors or defects in the third-party technologies we utilize or delays or interruptions in the third-party services we rely on could result in errors, failures or disruptions of our services, which also could harm our business.
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
The evolution and expansion of our payment processing business may subject us to additional risks and regulatory requirements, including laws governing money transmission and payment processing/settlement services. These requirements vary throughout the markets in which we operate, and have increased over time as the geographic scope and complexity of our payments product services have expanded. While we maintain a compliance program focused on applicable laws and regulations throughout the payments industry, there is no guarantee that we will not be subject to fines, criminal and civil lawsuits or other regulatory enforcement actions in one or more jurisdictions, or be required to adjust business practices to accommodate future regulatory requirements.
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
All of our obligations under the credit facility are secured by substantially all of our assets. All of our existing and future domestic subsidiaries are required to guarantee our obligations under the credit facility, other than certain immaterial subsidiaries, foreign subsidiary holding companies and our payment processing subsidiaries. Such guarantees by existing and future domestic subsidiaries are and will be secured by substantially all of the assets of such subsidiaries.
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
Our credit facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. See additional discussion of these requirements in Note 7, Debt, of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. As of December 31, 2015, we were in compliance with the covenants under our credit facility.
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
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our customers or vendors in connection with commercial disputes, claims brought by our customers’ current or prospective renters, including class action lawsuits based on asserted statutory or regulatory violations, employment-based claims made by our current or former employees, administrative agencies, government regulators, or insurers. In November 2014, the Company was named in a purported class action lawsuit in the United States District Court for the Eastern District of Virginia, styled Jenkins v. RealPage, Inc., Case No. 3:14cv758. This case has since been transferred to the United States District Court for the Eastern District of Pennsylvania. On January 25, 2016, the court entered an order placing the case in suspense until the United States Supreme Court issues its decision in Spokeo, Inc. v. Robins. In March 2015, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Stokes v. RealPage, Inc., Case No. 2:15-cv-01520. On January 25, 2016, the court entered an order placing the case in suspense until the United States Supreme Court issues its decision in Spokeo, Inc. v. Robins. We intend to defend each case vigorously. Litigation, enforcement actions and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover such legal proceedings or claims or may withhold or dispute coverage of such legal proceedings or claims on various grounds, including by alleging such coverage is beyond the scope of such policies, that we are not in compliance with the terms of such insurance policies or that such policies are not in effect, even after proceeds under such insurance policies have been received by us. In addition, insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all. A legal proceeding or claim brought against us that is uninsured or under-insured could result in unanticipated costs, thereby harming our operating results.
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
The rental housing industry is subject to extensive and complex federal, state and local laws and regulations. Our services and solutions must work within the extensive and evolving legal and regulatory requirements applicable to us, our customers and third-party service providers, including, but not limited to, those under the Fair Credit Reporting Act, the Fair Housing Act, the Deceptive Trade Practices Act, the Drivers Privacy Protection Act, the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the United States Tax Reform Act of 1986 (TRA86), which is an IRS law governing tax credits, the Privacy Rules, Safeguards Rule and Consumer Report Information Disposal Rule promulgated by the Federal Trade Commission, or FTC, the FTC's Telemarketing Sales Rule, the Telephone Consumer Protection Act (TCPA), the CAN-SPAM Act, the Electronic Communications Privacy Act, the regulations of the United States Department of Housing and Urban Development, or HUD, HIPAA/HITECH, rules and regulations of the Consumer Financial Protection Bureau (CFPB) and complex and divergent state and local laws and regulations related to data privacy and security, credit and consumer reporting, deceptive trade practices, discrimination in housing, telemarketing, electronic communications, call recording, utility billing and energy and gas consumption. These regulations are complex, change frequently and may become more stringent over time. Although we attempt to structure and adapt our solutions and service offerings to comply with these complex and evolving laws and regulations, we may be found to be in violation. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative and other enforcement actions as well as class action lawsuits or demands for client reimbursement. Additionally, many applicable laws and regulations provide for penalties or assessments on a per occurrence basis. Due to the nature of our business, the type of services we provide and the large number of transactions processed by our solutions, our potential liability in an enforcement action or class action lawsuit could be significant. In addition, entities such as HUD, the FTC and the CFPB have the authority to promulgate rules and regulations that may impact our customers and our business. On February 23, 2015, we received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the Fair Credit Reporting Act. We have responded to the request. At this time, we do not know the scope of the investigation and we do not have sufficient information to evaluate the likelihood or merits of any potential enforcement action, or to predict the outcome or costs of responding to, or the costs, if any, of resolving this investigation.
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
Through our wholly owned subsidiary, Multifamily Internet Ventures LLC, we hold insurance agent licenses from a number of individual state departments of insurance and are subject to state governmental regulation and supervision in connection with the operation of our LeasingDesk insurance business. In addition, Multifamily Internet Ventures LLC has appointed numerous sub-producing agents to generate insurance business for its eRenterPlan product. These sub-producing agents primarily consist of property owners and managers who market the eRenterPlan to residents. The sub-producing agents are subject to the same state regulation and supervision, and Multifamily Internet Ventures LLC cannot ensure that these sub-producing agents will not violate these regulations, and thus expose the LeasingDesk business to sanctions by these state departments of insurance for any such violations. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance agents. This state governmental supervision could reduce our profitability or limit the growth of our LeasingDesk insurance business by increasing the costs of regulatory compliance, limiting or restricting the solutions we provide or the methods by which we provide them or subjecting us to the possibility of regulatory actions or proceedings. Our continued ability to maintain these insurance agent licenses in the jurisdictions in which we are licensed depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 33.7% of our common stock as of December 31, 2015. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 32.1% of our common stock as of December 31, 2015. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
As of December 31, 2015, we had 78,793,670 shares of common stock outstanding. Of these shares, 76,689,869 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of December 31, 2015, holders of 24,437,935 shares, or approximately 31.0%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.
In addition, we have registered approximately 25,634,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,843,655 shares were eligible for sale upon the exercise of vested options as of December 31, 2015.
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
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you would receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares. In addition, the terms of our credit facilities currently restrict our ability to pay dividends. See additional discussion under the Dividend Policy heading of Part II, Item 5 of this our Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2015, we lease approximately 262,000 square feet of space for our corporate headquarters and data center in Carrollton, Texas under lease agreements that expire in January 2017. In 2015 we entered into a lease agreement with a twelve-year term beginning in 2016 for 420,990 square feet of space located in Richardson, Texas to serve as our new corporate headquarters. We have offices in Fort Smith, Arkansas; Irvine, California; San Francisco, California; Centennial, Colorado; Hollywood, Florida; Alpharetta, Georgia; Louisville, Kentucky; New York, New York; Mason, Ohio; Greer, South Carolina; Williston, Vermont; Seattle, Washington; Hyderabad, India; Cebu, Philippines; Manila, Philippines; and Barcelona, Spain. We believe our current and planned data centers and office facilities will be adequate for the foreseeable future.
We also license data center space and co-location services at a facility in Dallas, Texas for our secondary data center pursuant to a master services agreement with DataBank Holdings Ltd., or DataBank. Our agreement with DataBank has automatic renewals for successive one-year terms unless we elect to terminate the agreement by giving notice 30 days' prior to the end of a current term, in which case the agreement terminates at the end of such term. We may also terminate the agreement for convenience upon 30 days' notice and payment of specified fees, in certain instances where Databank fails to meet certain performance commitments. Either party may terminate the agreement for cause without penalty, where the defaulting party has not cured such default within 30 days after having received written notice of such default. Following termination of the master services agreement for any reason, DataBank is obligated to continue to provide such services related to the termination as we may reasonably request, but only for a period of 15 days. Any unplanned termination of our master services agreement with DataBank or DataBank’s failure to perform its obligations under the agreement would require us to move our secondary data center to another provider and could cause disruptions in the continuous availability of our secondary data center or some of our services, and could constitute or cause a breach under certain of our customer agreements.

Item 3.	Legal Proceedings
We are subject to legal proceedings and claims arising in the ordinary course of business. We are involved in litigation and other legal proceedings and claims that have not been fully resolved. At this time, we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate. Our view of those matters may change in the future as litigation and events related thereto unfold. See the risk factors Assertions by a third party that we infringe its intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses.", The rental housing industry, electronic commerce and many of the products and services that we offer, including background screening services, utility billing, affordable housing compliance and audit services, insurance and payments are subject to extensive and evolving governmental regulation. Changes in regulations or our failure to comply with regulations could harm our operating results." and "Legal proceedings against us could be costly and time consuming to defend" in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.”

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
Market Information and Holders
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RP.” The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Year Ending December 31, 2015	Low	High
First Quarter	$17.90	$22.58
Second Quarter	17.66	20.98
Third Quarter	16.55	20.00
Fourth Quarter	16.23	23.98

Year Ending December 31, 2014	Low	High
First Quarter	$15.40	$23.45
Second Quarter	17.00	22.56
Third Quarter	14.87	22.99
Fourth Quarter	15.34	23.11
On February 12, 2016, the closing price of our common stock on the NASDAQ Global Select Market was $16.46 per share and there were approximately 266 holders of record of our common stock. Restricted shares granted under our stock-based compensation plans which have not yet vested are considered to be held by one holder. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders.
Dividend Policy
We have neither declared nor paid any cash dividends on our common stock in our two most recent fiscal years. We do not expect to pay cash dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings will be used for the operation and growth of the business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations; financial condition and liquidity requirements; restrictions that may be imposed by applicable law and our contracts; and other factors deemed relevant by our board of directors. Additionally, our credit facility contains customary covenants, subject in each case to customary exceptions and qualifications. Included in these covenants is a restriction which prevents us from paying dividends and making other distributions on our capital stock.
Equity Compensation Plan Information
For information regarding securities authorized for issuance under equity compensation plans, see the risk factor “Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale” in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and see Part III, Item 12 of this Form 10-K.

Performance Graph
The following graph compares the relative performance of our common stock, the NASDAQ Global Market Index, NASDAQ Composite, and the NASDAQ Computer and Data Processing Index. This graph covers the annual periods ending December 31, 2011 through December 31, 2015. In each case, this graph assumes a $100 investment on December 31, 2010 at our closing price of $30.93 per share and reinvestment of all dividends, if any.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
RealPage, Inc.	$100.00	$81.70	$69.74	$75.59	$71.00	$72.58
NASDAQ Composite—Total Returns	100.00	99.21	116.81	163.74	187.89	200.97
NASDAQ Global Market Index	100.00	86.69	100.14	167.09	177.14	177.11
NASDAQ Computer and Data Processing Index	100.00	96.92	110.42	159.00	170.00	222.91

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the fourth quarter by RealPage, Inc. or any "affiliated purchaser" of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2015 through October 31, 2015	—	$—	—	$27,491,417
November 1, 2015 through November 30, 2015	211,501	21.11	211,501	23,027,654
December 1, 2015 through December 31, 2015	7,472	21.96	7,472	22,863,595
Total	218,973	$21.13	218,973	$22,863,595

(1)
On May 6, 2014, the board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock for a period of up to one year after the approval date. In May 2015, our board of directors approved an extension of the share repurchase program through May 6, 2016, permitting the repurchase of up to $50.0 million of our common stock during the period commencing on the extension date and ending on May 6, 2016. During the periods covered by the table, no determination was made by the Company to terminate or suspend the share repurchase program.

During 2015 and 2014, the Company repurchased 1,798,199 and 966,595 shares, respectively, under the share repurchase program. These shares were repurchased at a weighted average cost of $19.51 and $16.06 per share and a total cost of $35.1 million and $15.5 million, respectively.

Item 6.	Selected Financial Data
We have derived the consolidated statements of operations and balance sheet data for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 from our audited consolidated financial statements. Over the last five fiscal years, we have acquired a number of companies as disclosed in Note 3, "Acquisitions," of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to the growth in our results of operations. This information should be read in conjunction with our audited consolidated financial statements, the related notes to these financial statements, and the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Revenue:
On demand	$450,962	$390,622	$362,312	$306,400	$239,436
On premise	2,970	3,094	3,691	5,216	6,581
Professional and other	14,588	10,835	11,019	10,556	11,962
Total revenue	468,520	404,551	377,022	322,172	257,979
Cost of revenue	198,613	174,871	148,321	128,562	108,155
Gross profit	269,907	229,680	228,701	193,610	149,824
Operating expense:
Product development	68,799	64,418	50,638	48,177	43,441
Sales and marketing	123,108	111,563	95,894	76,992	63,775
General and administrative	68,814	69,202	60,610	56,993	40,798
Impairment of identified intangible assets	20,801	—	—	—	—
Total operating expense	281,522	245,183	207,142	182,162	148,014
Operating (loss) income	(11,615)	(15,503)	21,559	11,448	1,810
Interest expense and other, net	(1,449)	(1,104)	(1,077)	(2,046)	(3,251)
(Loss) income before income taxes	(13,064)	(16,607)	20,482	9,402	(1,441)
Income tax (benefit) expense	(3,846)	(6,333)	(210)	4,219	(210)
Net (loss) income	$(9,218)	$(10,274)	$20,692	$5,183	$(1,231)
Net (loss) income attributable to common stockholders:
Basic	$(9,218)	$(10,274)	$20,692	$5,183	$(1,231)
Diluted	$(9,218)	$(10,274)	$20,692	$5,183	$(1,231)
Net (loss) income per share attributable to common stockholders
Basic	$(0.12)	$(0.13)	$0.28	$0.07	$(0.02)
Diluted	$(0.12)	$(0.13)	$0.27	$0.07	$(0.02)
Weighted average shares used in computing net (loss) income per share attributable to common stockholders
Basic	76,689	76,991	74,962	71,838	68,480
Diluted	76,689	76,991	76,187	74,002	68,480

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred income tax assets and deferred income tax liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts. As permitted in this ASU, we early adopted ASU 2015-17 effective December 31, 2015, on a retrospective basis. The balances presented in the table below have been conformed to this new method of presentation.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except employee and customer data)
		Adjusted	Adjusted	Adjusted	Adjusted
Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$30,911	$26,936	$34,502	$33,804	$51,273
Total current assets	221,943	186,819	180,531	127,484	124,486
Total assets	623,201	566,294	501,834	402,197	400,065
Total current liabilities	215,347	196,709	173,095	124,855	114,376
Total deferred revenue	91,179	80,388	71,756	70,079	66,018
Current and long-term debt(2)	40,292	20,882	1,428	10,000	50,377
Total liabilities	296,749	237,514	187,330	147,126	177,184
Total stockholders’ equity	326,452	328,780	314,504	255,071	222,881
Other Financial Data:
Adjusted EBITDA(3)	$92,191	$70,589	$90,312	$73,349	$56,459
Operating cash flow	96,012	69,972	69,209	58,412	49,226
Capital expenditures	33,384	37,062	32,952	18,774	16,147
Selected Operating Data:
Number of on demand customers at period end	11,998	10,744	8,725	8,466	7,790
Number of on demand units at period end	10,568	9,560	9,022	8,113	7,302
Total number of employees at period end	4,122	3,875	3,337	2,893	2,273

(1)	Excludes restricted cash.

(2)	Includes capital lease obligations.

(3)
A definition of this non-GAAP financial measure and a discussion of our use of it is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K.

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net (loss) income	$(9,218)	$(10,274)	$20,692	$5,183	$(1,231)
Acquisition-related and other deferred revenue	(2,157)	435	2,717	89	706
Depreciation, asset impairment, and loss on disposal of assets	44,385	19,288	14,411	13,539	11,539
Amortization of intangible assets	25,377	22,404	17,648	19,498	18,006
Acquisition-related (income) expense	(1,841)	1,987	3,269	(350)	865
Interest expense, net	1,367	1,117	1,427	2,160	2,868
Income tax (benefit) expense	(3,846)	(6,333)	(210)	4,219	(210)
Litigation-related expense	2	4,915	661	10,158	1,298
Stock-based compensation expense	38,122	37,050	29,697	18,178	22,618
Stock registration costs	—	—	—	675	—
Adjusted EBITDA	$92,191	$70,589	$90,312	$73,349	$56,459

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this filing. This discussion contains forward-looking statements, based on current expectations and related to our plans, estimates, beliefs, and anticipated future financial performance. These statements involve risks and uncertainties and our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and elsewhere in this filing.
Overview
We are a leading provider of on demand software and software-enabled services for the rental housing and vacation rental industries. Our broad range of property management solutions enables owners and managers of a wide variety of single family, multifamily, and vacation rental property types to enhance the visibility, control, and profitability of each portion of the renter life cycle and operation of a property. By integrating and streamlining a wide range of complex processes and interactions among the rental housing and vacation rental ecosystem of owners, managers, prospects, renters, and service providers, our platform helps optimize the property management process, improve the user experience, increase revenue, and reduce costs for professional property managers.
The substantial majority of our revenue is derived from sales of our on demand software solutions. We also derive revenue from our professional and other services. A small percentage of our revenue is derived from sales of our on premise software solutions to our existing on premise customers. Our on demand software solutions are sold pursuant to subscription license agreements and our on premise software solutions are sold pursuant to term or perpetual license and associated maintenance agreements. We price our solutions based primarily on the number of units the customer manages with our solutions. For our insurance-based solutions, we earn revenue based on a commission rate that considers earned premiums; agent commission; incurred losses; and premiums and profits retained by our underwriter. Our transaction-based solutions are priced based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States. Our revenue has increased from $404.6 million in 2014 to $468.5 million in 2015. The increase in revenue has primarily been driven by increased sales of our on demand software solutions, a substantial amount of which has been derived from purchases of additional on demand software solutions by our existing customers. In 2015, our on demand revenue represented 96.3% of our total revenue.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software and software-enabled services to include property management; leasing and marketing; resident services; and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, and vacation rental markets. In addition, since July 2002, we have completed 32 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions; the types of rental housing and vacation rental properties served by our solutions; and our customer base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of on demand solutions. As of December 31, 2015, we had approximately 4,100 employees.
Recent Acquisitions
In June 2015, we acquired certain assets from ICIM Corporation, including the Answer Automation, Call Tracker, and Zip Digital products marketed under the name Indatus. The Indatus offerings are software-as-a-service ("SaaS") products that provide automated answering services, marketing spend analysis tools, and other features which enhance the ability of managers of multifamily properties to communicate with their residents. We are currently integrating the Indatus assets with our existing contact center and maintenance products, increasing the features of these existing solutions. We acquired Indatus for a purchase price of $49.4 million, consisting of a cash payment of $43.8 million at closing; deferred cash payments of up to $5.0 million, payable over nineteen months after the acquisition date; and contingent cash payments of up to $2.0 million, in the aggregate, if certain revenue targets are met for the twelve month periods ending June 30, 2016 and 2017. The deferred cash payments are subject to adjustments specified in the acquisition agreement related to the seller's indemnification obligations.

In June 2015, we acquired certain assets from RJ Vacations, LLC and Switch Development Corporation, including the VRX product ("VRX"). VRX is a SaaS application which allows vacation rental management companies to manage the cleaning and turning of units, accounting, and document management. VRX will augment our existing line of solutions offered to the vacation rental industry. We are currently integrating VRX with our Kigo solution. We acquired VRX for a purchase price of $2.0 million, consisting of a cash payment of $1.5 million at closing and a contingent cash payment of up to $0.5 million. Payment of the contingent cash obligation is dependent upon the achievement of certain subscription or booking activity targets and is subject to adjustments related to the sellers' indemnification obligations.
The purchase agreement also provides for us to make additional contingent cash payments of up to $3.0 million. Payment of the additional contingent cash payments is dependent upon the sellers providing certain services and the achievement of certain revenue targets during the twelve month periods ended December 31, 2016, 2017, and 2018. These payments are considered post-acquisition compensation and were not included in the acquisition consideration.
Key Business Metrics
In addition to financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$468,520	$404,551	$377,022
On demand revenue	$450,962	$390,622	$362,312
On demand revenue as a percentage of total revenue	96.3%	96.6%	96.1%
Ending on demand units	10,568	9,560	9,022
Average on demand units	10,118	9,361	8,615
Non-GAAP on demand revenue	$448,805	$391,057	$365,029
Non-GAAP on demand revenue per average on demand unit	$44.36	$41.78	$42.37
Non-GAAP on demand annual customer value	$468,796	$399,417	$382,262
Adjusted EBITDA	$92,191	$70,589	$90,312
Adjusted EBITDA as a percentage of total revenue	19.7%	17.4%	24.0%
On demand revenue: This metric represents the license and subscription fees relating to our on demand software solutions, typically licensed over one year terms; commission income from sales of renter’s insurance policies; and transaction fees for certain of our on demand software solutions. We consider on demand revenue to be a key business metric because we believe the market for our on demand software solutions represents the largest growth opportunity for our business.
On demand revenue as a percentage of total revenue: This metric represents on demand revenue for the period presented divided by total revenue for the same period. We use on demand revenue as a percentage of total revenue to measure our success in executing our strategy to increase the penetration of our on demand software solutions and expand our recurring revenue streams attributable to these solutions. We expect our on demand revenue to remain a significant percentage of our total revenue although the actual percentage may vary from period to period due to a number of factors, including the timing of acquisitions; professional and other revenues; and on premise perpetual license sales and maintenance fees.
Ending on demand units: This metric represents the number of rental housing units managed by our customers with one or more of our on demand software solutions at the end of the period. We use ending on demand units to measure the success of our strategy of increasing the number of rental housing units managed with our on demand software solutions. Property unit counts are provided to us by our customers as new sales orders are processed. Property unit counts may be adjusted periodically as information related to our customers’ properties is updated or supplemented, which could result in adjustments to the number of units previously reported.
Non-GAAP on demand revenue: This metric represents on demand revenue plus acquisition-related and other deferred revenue adjustments. We use this metric to evaluate our on demand revenue as we believe its inclusion provides a more accurate depiction of on demand revenue arising from our strategic acquisitions.

The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
On demand revenue	$450,962	$390,622	$362,312
Acquisition-related and other deferred revenue	(2,157)	435	2,717
Non-GAAP on demand revenue	$448,805	$391,057	$365,029
Non-GAAP on demand revenue per average on demand unit: This metric represents non-GAAP on demand revenue for the period presented divided by average on demand units for the same period. For interim periods, the calculation is performed on an annualized basis. We calculate average on demand units as the average of the beginning and ending on demand units for each quarter in the period presented. We monitor this metric to measure our success in increasing the number of on demand software solutions utilized by our customers, our overall revenue, and our profitability.
Non-GAAP on demand annual customer value ("ACV"): This metric represents management's estimate of the current annual run-rate value of on demand customer relationships. ACV is calculated by multiplying ending on demand units by annualized non-GAAP on demand revenue per average on demand unit.
Adjusted EBITDA: We define Adjusted EBITDA as net (loss) income plus acquisition-related and other deferred revenue adjustments; depreciation, asset impairment, and loss on disposal of assets; amortization of intangible assets; acquisition-related (income) expense; net interest expense; income tax benefit; any impact related to the litigation with Yardi Systems, Inc. (including related insurance litigation and settlement costs), collectively the "Yardi Litigation"; and stock-based compensation expense.
The following provides a reconciliation of GAAP net (loss) income to Adjusted EBITDA.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net (loss) income	$(9,218)	$(10,274)	$20,692
Acquisition-related and other deferred revenue	(2,157)	435	2,717
Depreciation, asset impairment, and loss on disposal of assets	44,385	19,288	14,411
Amortization of intangible assets	25,377	22,404	17,648
Acquisition-related (income) expense	(1,841)	1,987	3,269
Interest expense, net	1,367	1,117	1,427
Income tax benefit	(3,846)	(6,333)	(210)
Litigation-related expense	2	4,915	661
Stock-based compensation expense	38,122	37,050	29,697
Adjusted EBITDA	$92,191	$70,589	$90,312
Adjusted EBITDA as a percentage of total revenue: Adjusted EBITDA as a percentage of total revenue is calculated by dividing Adjusted EBITDA by total revenue for the same period. This metric provides us with a measure of our success in growing our business which excludes non-cash charges and certain other items which cause period-to-period fluctuations which do not correlate to our underlying business operations.
Non-GAAP Financial Measures: We believe that the non-GAAP financial measures defined above are useful to investors and other users of our financial statements in evaluating our operating performance because they provide additional tools to compare business performance across companies and periods. We believe that:

•
these non-GAAP financial measures provide investors and other users of our financial information consistency and comparability with our past financial performance; facilitate period-to-period comparisons of operations; and facilitate comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•
it is useful to exclude certain non-cash charges, such as depreciation and asset impairment; amortization of intangible assets; stock-based compensation; and non-core operational charges, such as acquisition-related expenses and any impact related to the Yardi Litigation, from non-GAAP earnings measures, such as Adjusted EBITDA, because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions; full amortization of previously acquired tangible and intangible assets; or the timing of new stock-based awards, as the case may be; and

•
it is useful to include deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience determining the settlement of the contractual obligation in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense.

We use the non-GAAP financial measures defined above in conjunction with traditional GAAP financial measures as part of our overall assessment of our performance; for planning purposes, including the preparation of our annual operating budget; to evaluate the effectiveness of our business strategies; and to communicate with our board of directors concerning our financial performance.
We do not place undue reliance on non-GAAP financial measures as our only measures of operating performance. Non-GAAP financial measures should not be considered substitutes for other measures of financial performance or liquidity reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do; that they do not reflect changes in, or cash requirements for, our working capital; and that they do not reflect our capital expenditures or future requirements for capital expenditures. We compensate for the inherent limitations associated with using non-GAAP financial measures through disclosure of these limitations, presentation of our financial statements in accordance with GAAP, and reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.
Key Components of our Results of Operations
Revenue
We derive our revenue from three primary sources: our on demand software solutions; our on premise software solutions; and our professional and other services. In 2015, 2014, and 2013, we generated revenue of $468.5 million, $404.6 million, and $377.0 million, respectively.
On Demand Revenue
Revenue from our on demand software solutions is comprised of license and subscription fees relating to our on demand software solutions; typically licensed for one year terms; commission income from sales of renter’s insurance policies; and transaction fees for certain on demand software solutions, such as payment processing, spend management, and billing services. Typically, we price our on demand software solutions based primarily on the number of units or beds the customer manages with our solutions. For our insurance based solutions, our agreement provides for a fixed commission on earned premiums related to the policies sold by us. The agreement also provides for a contingent commission to be paid to us in accordance with the agreement. Our transaction-based solutions are priced based on a fixed rate per transaction.
In 2015, 2014, and 2013, revenue from our on demand software solutions was approximately $451.0 million, $390.6 million, and $362.3 million, respectively, representing approximately 96.3%, 96.6%, and 96.1% of our total revenue for the same periods. Revenue from our on demand software solutions has continued to increase as we have ceased actively marketing our legacy on premise software solutions to new customers and many of our existing on premise customers have transitioned to our on demand software solutions.
On Premise Revenue
Our on premise software solutions are distributed to our customers and maintained locally on the customer's hardware. Revenue from our on premise software solutions is comprised of license fees under term and perpetual license agreements. Typically, we have licensed our on premise software solutions pursuant to term license agreements with an initial term of one year that include maintenance and support. Customers can renew their term license agreement for additional one-year terms at renewal price levels. In 2015, 2014, and 2013, revenue from our on premise software solutions was approximately $3.0 million, $3.1 million, and $3.7 million, representing approximately 0.6%, 0.8%, and 1.0% of our total revenue for the same periods, respectively.
We no longer actively market our legacy on premise software solutions to new customers, and only license these solutions to a small portion of our existing on premise customers as they expand their portfolio of rental housing properties. While we intend to support our acquired on premise software solutions, we expect that many of the customers who license these solutions will transition to our on demand software solutions over time.

Professional and Other Revenue
Revenue from professional and other services consists of consulting and implementation services; training; and other ancillary services. We complement our solutions with professional and other services for our customers willing to invest in enhancing the value or decreasing the implementation time of our solutions. Our professional and other services are typically priced as time and material engagements. In 2015, 2014, and 2013, revenue from professional and other services was approximately $14.6 million, $10.8 million, and $11.0 million, representing approximately 3.1%, 2.6%, and 2.9% of our total revenue for the same periods, respectively.
Cost of Revenue
Cost of revenue consists primarily of personnel costs related to our operations; support services; training and implementation services; expenses related to the operation of our data centers; and fees paid to third-party service providers. Personnel costs include salaries, bonuses, stock-based compensation, and employee benefits. Cost of revenue also includes an allocation of facilities costs; overhead costs and depreciation; as well as amortization of acquired technology related to strategic acquisitions and amortization of capitalized development costs. We allocate facilities, overhead costs, and depreciation based on headcount.
Operating Expenses
We classify our operating expenses into three categories: product development; sales and marketing; and general and administrative. Our operating expenses primarily consist of personnel costs; costs for third-party contracted development; marketing; legal; accounting and consulting services; and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based compensation, and employee benefits for employees in that category. In addition, our operating expenses include an allocation of our facilities costs; overhead costs and depreciation based on headcount for that category; as well as amortization of purchased intangible assets resulting from our acquisitions.
Product development: Product development expense consists primarily of personnel costs for our product development employees and executives and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our on demand software solutions and expanding our suite of on demand software solutions. In 2008 and 2011, we established product development and service centers in Hyderabad, India and Manila, Philippines to take advantage of strong technical talent at lower personnel costs compared to the United States. In 2015, we expanded our operations in the Philippines by opening an office in Cebu City.
Sales and marketing: Sales and marketing expense consists primarily of personnel costs for our sales marketing and business development employees and executives; information technology; travel and entertainment; and marketing programs. Marketing programs consist of amounts paid for SEO and search engine marketing (“SEM”); renter’s insurance; other advertising, trade shows, user conferences, public relations, industry sponsorships and affiliations; and product marketing. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including customer relationships and key vendor and supplier relationships, obtained in connection with our acquisitions.
General and administrative: General and administrative expense consists of personnel costs for our executives; finance and accounting; human resources; management information systems; and legal personnel, as well as legal, accounting and other professional service fees; and other corporate expenses.
Interest Expense and Other, Net
Interest expense, net, consists primarily of interest income and interest expense. Interest income represents earnings from our cash and cash equivalents. Interest expense is associated with our revolving credit facility, capital lease obligations, and certain acquisition-related liabilities.
Income Taxes
As of December 31, 2015, we had gross federal and state net operating loss ("NOL") carryforwards of approximately $161.0 million and $67.5 million, respectively. If not utilized, our federal NOL carryforwards will begin to expire in 2022, and our state NOL carryforwards will begin to expire in 2016. NOLs that we have generated are not currently subject to the carryforward limitation in Section 382 of the Internal Revenue Code (“Section 382 limitation”); however, $18.3 million of NOLs generated by our subsidiaries prior to our acquisition of them are subject to the Section 382 limitation. The limitation on these pre-acquisition NOL carryforwards will fully expire in 2031. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may also limit utilization of our federal net operating loss carryforwards.

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. The preparation of our consolidated financial statements and related disclosures require us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenue expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. In some instances, we could reasonably use different accounting estimates, and in some instances results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that the assumptions and estimates associated with revenue recognition; fair value measurements; accounts receivable; business combinations; goodwill and other intangible assets with indefinite lives; impairment of long-lived assets; stock-based compensation; income taxes; legal reserves; commissions receivable; and capitalized product development costs have the greatest potential impact on our consolidated financial statements. Therefore, we believe the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments, assumptions, and estimates.
Revenue Recognition
We derive our revenue from three primary sources: on demand software solutions, on premise software solutions, and professional services. We commence revenue recognition when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the solution and/or service has been provided to the customer;

•	the collection of the fees is probable; and

•	the amount of fees to be paid by the customer is fixed or determinable.
If the fees are not fixed or determinable, we recognize revenues as payments become due from customers or when amounts owed are collected, provided all other conditions for revenue recognition have been met. Accordingly, this may materially affect the timing of our revenue recognition and results of operations.
When arrangements with customers include multiple software solutions and/or services, we allocate arrangement consideration to each deliverable based on its relative selling price. In such circumstances, we determine the relative selling price for each deliverable based on vendor specific objective evidence of selling price ("VSOE"), if available, or our best estimate of selling price ("ESP"). We have determined that third-party evidence of selling price is not available as our solutions and services are not largely interchangeable with those of other vendors. Our process for determining ESP considers multiple factors, including prices charged by us for similar offerings when sold separately, pricing and discount strategies, and other business objectives.
Taxes collected from customers and remitted to governmental authorities are presented on a net basis.
On Demand Revenue
Our on demand revenue consists of license and subscription fees, transaction fees related to certain of our software-enabled value-added services, and commissions derived from us selling certain risk mitigation services.
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
As part of our risk mitigation services to the rental housing industry, we act as an insurance agent and derive commission revenue from the sale of insurance products to individuals. The commissions are based upon a percentage of the premium that the insurance company charges to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. If the policy is cancelled, our commissions are forfeited as a percent of the unearned premium. As a result, we recognize commissions related to these services as earned ratably over the policy term. Our contract with our underwriting partner provides for contingent commissions to be paid to us in accordance with the agreement. Our estimate of contingent commission revenue considers historical loss experience on the policies sold by us.

On Premise Revenue
Sales of our on premise software solutions consists of an annual term license, which includes maintenance and support. Customers can renew their annual term license for additional one-year terms at renewal price levels. We recognize revenue for the annual term license and support services on a straight-line basis over the contract term.
We also derive on premise revenue from multiple element arrangements that include perpetual licenses with maintenance and other services to be provided over a fixed term. Revenue is recognized for delivered items using the residual method when we have VSOE of fair value for the undelivered items and all other criteria for revenue recognition have been met. When VSOE has not been asserted for the undelivered items, we recognize the arrangement fees ratably over the longer of the customer support period or the period during which professional services are rendered.
Professional and Other Revenue
Professional services and other revenue are recognized as the services are rendered for time and material contracts. Training revenues are recognized after the services are performed.
Accounts Receivable
For several of our solutions, we invoice our customers prior to the period in which service is provided. Accounts receivable represent trade receivables from customers when we have invoiced for software solutions and/or services and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer canceling prior to the service being rendered. As a result, a portion of our allowance is for services not yet rendered and, therefore, is classified as an offset to deferred revenue, which does not have an effect on the Consolidated Statement of Operations. In evaluating the sufficiency of the allowance for doubtful accounts we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment, and historical credit trends. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.
For certain transactions, we have met the requirements to recognize income in advance of physically invoicing the customer. In these instances, we record unbilled receivables for the amount that will be due from the customer upon invoicing. Accounts receivable are written off upon determination of non-collectability following established Company policies based on the aging from the accounts receivable invoice date. In the case of balances relating to services not yet rendered, the balance is written off when the customer cancels the service or when we determine that the invoiced service will no longer be provided, whichever occurs first.
Accounts receivable includes commissions due to the Company related to the sale of insurance products to individuals and commissions which are contingent based upon the activity in the underlying policies. Contingent commissions are determined based on a calculation that considers earned agent commissions, a percent of premium retained by our underwriting partner, incurred losses, and profit retained by our underwriting partner during the time period. Contingent commissions receivable are recorded at their estimated net realizable value, based on estimates and considerations which include, but are not limited to, the historical and projected loss rates incurred by the underlying policies.
Business Combinations
When we acquire businesses, we allocate the total consideration to the fair value of tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur in future periods which may affect the realizability of these estimated asset values.
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
Impairment of Long-lived Assets
We perform an impairment review of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant under-performance relative to projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business and/or product strategies, and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of these indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. We would then recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.
Intangible Assets
Intangible assets consist of acquired developed product technologies, acquired customer relationships, vendor relationships, and trade names. We record intangible assets at fair value and amortize those with finite lives over the shorter of the contractual life or the estimated useful life. We estimate the useful lives of acquired developed product technologies and customer relationships based on factors that include the planned use of each developed product technology and the expected pattern of future cash flows to be derived from each developed product technology and existing customer relationships. We include amortization of acquired developed product technologies in cost of revenue, amortization of acquired customer relationships in sales and marketing expenses, and amortization of vendor relationships in general and administrative expenses in our Consolidated Statements of Operations. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Stock-Based Compensation
The Company recognizes compensation expense related to awards of stock options and restricted stock granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures.
The fair value of time-based RSU awards is based on the closing price of our common stock on the date of grant. Compensation expense for these awards is recognized on a straight-line basis over the requisite service period. The fair value of our time-based restricted stock awards is based on the closing price of our common stock on the NASDAQ Global Select Market on the date of grant.
The Company estimates the fair value of time-based vesting stock option awards using the Black-Scholes option pricing model on the date of grant and the associated expense is recognized over the requisite service period, which is generally the vesting period, on a straight-line basis. Determining the fair value of stock-based compensation awards under this model requires judgment, including estimating the volatility, risk free rate, expected term, and estimated dividend yield. The assumptions used in calculating the fair value of stock-based compensation awards represent our best estimates, based on management's judgment. The estimated dividend yield is zero since we have not issued dividends to date and do not anticipate issuing dividends. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term. We estimate volatility for option grants by evaluating our expected and historical volatility rates and the volatility rates of publicly traded peers. For purposes of determining the expected term, we evaluate the historical life of stock options previously awarded. Awards generally vest over a service period of four years, with a maximum contractual term of ten years. We have granted stock options at exercise prices equal to the fair market value of our common stock, as of the grant date.
The fair value of restricted stock awards with market-based and time-based vesting conditions is estimated using a discrete model based on multiple stock price-paths developed through the use of Monte Carlo simulation. Expense associated with market-based awards is recognized over the requisite service period using the graded-vesting attribution method. The requisite service period includes the derived service period, based on the median of the distribution of share price-paths on which the market condition is satisfied, and the vesting period subsequent to achieving the market condition. At each stock option grant date, the Company utilizes peer group data to calculate our expected volatility. Expected volatility is based on historical volatility rates of publicly traded peers combined with our historical volatility rates. The risk-free rate is based on the U.S. Treasury strip note yield curve for the period corresponding to the valuation date. Changes to the assumptions underlying the above models may have a significant impact on the underlying value of the market-based restricted stock awards, which could have a material impact on our consolidated financial statements.
The Company estimates the fair value of restricted stock awards with performance-based and time-based vesting conditions based on the closing price of our common stock on the date of grant. Compensation expense for performance-based RSU awards is recognized when achievement of the performance condition is determined to be probable. Expense is recognized on a straight-line basis over the requisite service period.
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
Capitalized Product Development Costs
We capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to our customers, as well as software programs to be used solely to meet our internal needs. The costs incurred in the preliminary stages of development related to research; project planning; training; maintenance and general and administrative activities; and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including materials, services, and payroll-related costs for employees, are capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property, equipment, and software. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Operations Data

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenue:
On demand	$450,962	$390,622	$362,312
On premise	2,970	3,094	3,691
Professional and other	14,588	10,835	11,019
Total revenue	468,520	404,551	377,022
Cost of revenue (1)	198,613	174,871	148,321
Gross profit	269,907	229,680	228,701
Operating expense:
Product development (1)	68,799	64,418	50,638
Sales and marketing (1)	123,108	111,563	95,894
General and administrative (1)	68,814	69,202	60,610
Impairment of identified intangible assets	20,801	—	—
Total operating expense	281,522	245,183	207,142
Operating (loss) income	(11,615)	(15,503)	21,559
Interest expense and other, net	(1,449)	(1,104)	(1,077)
(Loss) income before income taxes	(13,064)	(16,607)	20,482
Income tax benefit	(3,846)	(6,333)	(210)
Net (loss) income	$(9,218)	$(10,274)	$20,692
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenue	$4,046	$3,826	$3,111
Product development	8,585	8,637	4,788
Sales and marketing	12,996	12,966	10,993
General and administrative	12,495	11,621	10,805

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2015	2014	2013
	(as a percentage of total revenue)
Revenue:
On demand	96.3%	96.6%	96.1%
On premise	0.6	0.8	1.0
Professional and other	3.1	2.6	2.9
Total revenue	100.0	100.0	100.0
Cost of revenue	42.4	43.2	39.3
Gross profit	57.6	56.8	60.7
Operating expense:
Product development	14.7	15.9	13.4
Sales and marketing	26.3	27.6	25.5
General and administrative	14.7	17.1	16.1
Impairment of identified intangible assets	4.4	—	—
Total operating expense	60.1	60.6	55.0
Operating (loss) income	(2.5)	(3.8)	5.7
Interest expense and other, net	(0.3)	(0.3)	(0.3)
(Loss) income before income taxes	(2.8)	(4.1)	5.4
Income tax benefit	(0.8)	(1.6)	(0.1)
Net (loss) income	(2.0)%	(2.5)%	5.5%
Year Ended December 31, 2015 and 2014
Revenue

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$450,962	$390,622	$60,340	15.4%
On premise	2,970	3,094	(124)	(4.0)
Professional and other	14,588	10,835	3,753	34.6
Total revenue	$468,520	$404,551	$63,969	15.8
On demand unit metrics:
Ending on demand units	10,568	9,560	1,008	10.5
Average on demand units	10,118	9,361	757	8.1
Non-GAAP on demand revenue	$448,805	$391,057	$57,748	14.8
Non-GAAP on demand revenue per average on demand unit	$44.36	$41.78	$2.58	6.2
Non-GAAP on demand annual customer value	$468,796	$399,417	$69,379	17.4
On demand revenue: On demand revenue represented 96.3% and 96.6% of our total revenue during the twelve months ended December 31, 2015 and 2014, respectively. Our on demand revenue increased $60.3 million, or 15.4%, for the twelve months ended December 31, 2015 as compared to the same period in 2014. This increase was driven by an increase in the number of rental units managed with one or more of our solutions and greater customer adoption across our platform of solutions. Continued customer adoption across our platforms contributed to an increase in our revenue per average on demand unit from $41.78 to $44.36, or 6.2%, during the twelve months ended December 31, 2015, as compared to the same period in 2014. Overall revenue growth continues to benefit from our investments in on demand data processing infrastructure, product development, and sales force.

On demand revenue associated with our property management solutions grew $15.8 million, or 13.0%, during the twelve months ended December 31, 2015, as compared to the same period in 2014. This increase was driven primarily by growth within OneSite, related to our accounting and compliance monitoring solutions; spend management solutions; Propertyware; and Kigo.
On demand revenue was most impacted by strong growth within our resident services solutions, which grew $36.0 million, or 32.7%, during the twelve months ended December 31, 2015, as compared to the same period in 2014. This growth was driven by our payment processing solution, which continues to benefit from a market that has not fully realized the advantages of electronic payments; our renter's insurance products; as well as incremental revenue as a result of the Indatus acquisition in June 2015.
Leasing and marketing solutions' on demand revenue grew $3.1 million, or 2.6%, during the twelve months ended December 31, 2015, as compared to the same period in 2014. This growth was driven by our screening, portal, and organic lead generation solutions, partially offset by lower revenue associated with our non-organic lead generation solutions.
On demand revenue attributed to asset optimization solutions grew $5.4 million, or 13.1%, during the twelve months ended December 31, 2015, as compared to the same period in 2014. This increase was driven by growth of the YieldStar platform and augmented by our recently released next-generation business intelligence suite, performance analytics, and revenue forecaster.
On premise revenue: On premise revenue decreased $0.1 million in 2015, as compared to 2014. Revenue from our on premise software solutions has continued to decrease as we have ceased actively marketing our legacy on premise software solutions to new customers and as many of our existing on premise customers have transitioned to our on demand software solutions.
Professional and other revenue: Professional and other services revenue increased $3.8 million in 2015, as compared to 2014, primarily from consulting and training services related to the implementation of our solutions and improved pricing strategy.
On demand unit metrics: As of December 31, 2015, one or more of our on demand solutions was utilized in the management of approximately 10.6 million rental property units, representing an increase of 1.0 million units, or 10.5%, compared to 2014. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales; marketing efforts to existing customers; and our 2015 acquisitions, which contributed 4.9% to total ending on demand units.
Cost of Revenue

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Cost of revenue	$170,552	$151,821	$18,731	12.3%
Stock-based compensation	4,046	3,826	220	5.8
Depreciation and amortization	24,015	19,224	4,791	24.9
Total cost of revenue	$198,613	$174,871	$23,742	13.6
Cost of revenue: Total cost of revenue increased $18.7 million for the twelve months ended December 31, 2015, as compared to the same period in 2014, primarily as a result of an $8.7 million increase in direct costs resulting from increased sales of our solutions, including higher transaction volumes from our payments processing solution. Additionally, personnel expense increased $8.2 million related to increased expenditures to support our growth initiatives and, to a lesser degree, increases in headcount as a result of our acquisitions. Higher technology and facility related expenses of $2.4 million also contributed to the year over year increase in cost of revenue. These items were partially offset by a decrease in other expenses of $0.6 million.

Operating Expenses

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Product development	$54,935	$50,871	$4,064	8.0%
Stock-based compensation	8,585	8,637	(52)	(0.6)
Depreciation and amortization	5,279	4,910	369	7.5
Total product development expense	$68,799	$64,418	$4,381	6.8
Product development: Total product development expense increased in 2015 as compared to 2014, primarily due to an increase of $2.8 million in personnel expense related to increased headcount combined with higher variable compensation. Growth in our personnel expense was partially mitigated by efficiencies realized from a higher international labor mix as part of our global product development strategy. Additionally, we recognized impairment charges of $1.4 million associated with certain discontinued software development projects and information technology expense increased by $0.3 million. During the same period, consulting fees and travel expense decreased by $0.3 million and $0.1 million, respectively.

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Sales and marketing	$96,778	$85,178	$11,600	13.6%
Stock-based compensation	12,996	12,966	30	0.2
Depreciation and amortization	13,334	13,419	(85)	(0.6)
Total sales and marketing expense	$123,108	$111,563	$11,545	10.3
Sales and marketing: Total sales and marketing expense increased in 2015 as compared to 2014, primarily due to increased personnel expense of $7.6 million, consistent with our efforts to expand and invest in our sales force. During the same period, information technology expense increased $1.8 million related to our continued investment in our sales force; consulting and professional services expense increased $0.9 million; marketing programs and renter's insurance advertising fees increased $3.6 million; and other expenses increased $1.0 million year-over-year. These increases were partially offset by lower SEO and SEM activity of $3.3 million, consistent with our focus on increasing the efficiency of certain business functions.

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
General and administrative	$53,056	$53,828	$(772)	(1.4)%
Stock-based compensation	12,495	11,621	874	7.5
Depreciation and amortization	3,263	3,753	(490)	(13.1)
Total general and administrative expense	$68,814	$69,202	$(388)	(0.6)
General and administrative: Total general and administrative expense decreased $0.8 million for the twelve months ended December 31, 2015, as compared to the same period in 2014. This change was primarily due to a net decrease in the fair value of the Company's acquisition-related liabilities of $3.4 million combined with a decrease in legal expense of $4.8 million, the majority of which related to one-time litigation and settlement costs incurred in the first quarter of 2014. These decreases were partially offset by an increase in personnel expense of $4.0 million, related to the scaling of our international operations to support the growth of our business and higher variable compensation; a net loss on the disposal and impairment of certain long-lived assets of $1.3 million, related to the implementation of our global real estate strategy and our acquisition-related activities; higher consulting and professional fees of $1.2 million; higher insurance and taxes of $0.6 million; and an increase in other expense of $0.3 million.
Impairment of Identified Intangible Assets: During the first quarter of 2015, we completed the integration of the InstaManager and Kigo platforms into a single solution marketed under the Kigo name. Subsequent to this integration, we discontinued the use of the InstaManager trade name to market or identify the software. Due to this change in circumstance, we evaluated the InstaManager trade name for impairment and concluded an impairment in the amount of $0.5 million existed at March 31, 2015.
In connection with the preparation of our third quarter 2015 financial statements, we identified indicators requiring the assessment of certain indefinite-lived trade names for impairment, primarily associated with our 2011 acquisition of MyNewPlace. Identified indicators included declines in actual and anticipated lead-generation revenues and a change in the

Company's long-term marketing strategy. As a result, we analyzed these intangible assets and recorded a $20.3 million impairment charge during the third quarter of 2015, representing the amount by which the carrying value of the indefinite-lived trade names exceeded their estimated fair value. Given the change in our long-term marketing strategy and anticipated use of the trade names, we reclassified the remaining balance to finite-lived intangible assets as of September 30, 2015, which will be amortized on a straight-line basis over an estimated useful life of seven years.
Interest Expense and Other, Net
Total amounts outstanding under our interest bearing obligations at December 31, 2015, 2014, and 2013 included:

	As of December 31,
	2015	2014	2013
	(in thousands)
Revolving credit facility	$40,000	$20,000	$—
Capital lease obligations	292	867	1,428
Interest bearing acquisition-related liabilities	5,408	5,372	834
Interest expense for the year ended December 31, 2015 increased $0.2 million, as compared to the same period in 2014. The higher interest expense is primarily due to higher average outstanding balances on our revolving credit facility in 2015, partially offset by lower interest rates in the current period.
Provision for Income Taxes
For the year ended December 31, 2015, we recognized a consolidated tax benefit of $3.8 million on a loss before income taxes of $13.1 million, resulting in an effective tax rate of 29.4%. We recognized a domestic income tax benefit of $3.9 million, with an effective tax rate of 25.1%, resulting from the statutory federal tax rate and the effect of non-deductible expenses, state income tax rates, and other adjustments. We incurred foreign income tax expense of $0.1 million with an effective rate of 4.2%. The Company's foreign effective tax rate is lower than foreign statutory rates primarily because a significant portion of the Company's foreign operations in India and the Philippines occur in tax advantaged economic zones or are subject to statutory tax holidays.
Year Ended December 31, 2014 and 2013
Revenue

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands, except dollar per unit data)
Revenue:
On demand	$390,622	$362,312	$28,310	7.8%
On premise	3,094	3,691	(597)	(16.2)
Professional and other	10,835	11,019	(184)	(1.7)
Total revenue	$404,551	$377,022	$27,529	7.3
On demand unit metrics:
Ending on demand units	9,560	9,022	538	6.0
Average on demand units	9,361	8,615	746	8.7
Non-GAAP on demand revenue	$391,057	$365,029	$26,028	7.1
Non-GAAP on demand revenue per average on demand unit	$41.78	$42.37	$(0.59)	(1.4)
Non-GAAP on demand annual customer value	$399,417	$382,262	$17,155	4.5%
On demand revenue: Our on demand revenue increased in 2014 compared to 2013 due to an increase in rental property units managed with our on demand solutions and an increase in the number of our on demand solutions utilized by our existing customer base, combined with revenue contributed from our strategic acquisitions. This increase was offset in part due to a decrease in revenue per unit, or RPU, to $41.78 from $42.37. Lower RPU was primarily driven by reduced spending by our customers on marketing and advertising solutions resulting from their renter turnover rates declining and occupancy rates increasing.
On demand revenue from our property management solutions grew $12.9 million, or 11.9%, during the year ended December 31, 2014, as compared to the same period in 2013. This was driven by increased revenues within OneSite, attributable to growth in the single-family market and product enhancements made during the year; Propertyware; spend management solutions; and incremental revenues from our acquisition of Kigo.
The strongest growth within on demand revenue was experienced by our resident services solutions. Revenue from these solutions increased $14.5 million, or 15.2%, during the year ended December 31, 2014, as compared to the same period in 2013. This growth was primarily due to our payments processing solution, which expanded significantly in this under-served market.
On demand revenue generated by our leasing and marketing solutions decreased $3.9 million, or 3.2%, during 2014, as compared to 2013. Leasing and marketing solutions were heavily impacted by pricing concessions, lower than expected sales of lead generation products, and a general deceleration of leasing velocity, which resulted in lower demand for these solutions.
During 2014, on demand revenue from our asset optimization solutions grew year-over-year by $4.8 million, or 13.3%. This growth was primarily attributable to YieldStar, which continued to expand into its thinly penetrated market.
On premise revenue: On premise revenue decreased in 2014 compared to 2013. We no longer actively market our legacy on premise software solutions to new customers and only market and support our acquired on premise software solutions. We expect on premise revenue to continue to decline over time as we transition acquired on premise customers to our on demand property management solutions.
Professional and other revenue: Professional and other services revenue decreased in 2014 compared to 2013, primarily due to a decrease in sub-meter installation revenues related to our utility management services.
On demand unit metrics: As of December 31, 2014, one or more of our on demand solutions was utilized in the management of approximately 9.6 million rental property units, representing an increase compared to 2013. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new customer sales, marketing efforts to existing customers, and our 2014 acquisitions, which contributed 1.0% to total ending on demand units.
As of December 31, 2014, non-GAAP on demand revenue per average on demand unit decreased compared to 2013. This decrease is primarily due to reduced spending by our customers on marketing and advertising solutions resulting from their renter turnover rates declining and occupancy rates increasing.
Cost of Revenue

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands)
Cost of revenue	$151,821	$130,930	$20,891	16.0%
Stock-based compensation	3,826	3,111	715	23.0
Depreciation and amortization	19,224	14,280	4,944	34.6
Total cost of revenue	$174,871	$148,321	$26,550	17.9
Cost of revenue: Total cost of revenue increased in 2014 compared to 2013 primarily due to an $8.7 million increase in costs related to the increased sales of our solutions; an increase in personnel related expenses in the amount of $8.6 million primarily related to costs to support our growth initiatives and, to a lesser degree, increases in headcount added as a result of our 2014 and 2013 acquisitions; an increase in information technology expense of $3.1 million, and an increase in consulting fees of $0.5 million.
Operating Expenses

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands)
Product development	$50,871	$42,806	$8,065	18.8%
Stock-based compensation	8,637	4,788	3,849	80.4
Depreciation and amortization	4,910	3,044	1,866	61.3
Total product development expense	$64,418	$50,638	$13,780	27.2
Product development: Total product development expense increased in 2014 compared to 2013 primarily due to increased compensation costs for new product and integration initiatives of $5.9 million, an increase in consulting fees of $0.7 million, an increase in information technology expense of $0.7 million, an increase in facilities expense of $0.6 million, and an increase in travel expense of $0.4 million. These increases were partially offset by a decrease in maintenance costs of $0.2 million.

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands)
Sales and marketing	$85,178	$73,817	$11,361	15.4%
Stock-based compensation	12,966	10,993	1,973	17.9
Depreciation and amortization	13,419	11,084	2,335	21.1
Total sales and marketing expense	$111,563	$95,894	$15,669	16.3
Sales and marketing. Total sales and marketing expense increased in 2014 compared to 2013 primarily due to increased compensation costs for new and existing sales representatives of $8.1 million, an increase in marketing program expense of $3.7 million, an increase in information technology expense of $1.5 million, and an increase in travel related expenditures of $0.8 million. These increases were partially offset by a decrease in SEO and SEM activity of $2.1 million, consistent with our strategy to optimize certain business models, and a decrease in bad debt expense of $0.6 million.

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands)
General and administrative	$53,828	$46,468	$7,360	15.8%
Stock-based compensation	11,621	10,805	816	7.6
Depreciation and amortization	3,753	3,337	416	12.5
Total general and administrative expense	$69,202	$60,610	$8,592	14.2
General and administrative: Total general and administrative expense increased in 2014 compared to 2013 primarily due to an increase of $1.8 million in personnel expense to support the growth in our business, including increased investment in our offshore operations that support those functions; a $5.5 million increase in litigation expense primarily due to legal fees and the settlement of a lawsuit in 2014; an increase in fees for professional services of $0.9 million; an increase in travel related expenditures of $0.2 million; and an increase in business insurance costs of $0.2 million. These increases were partially offset by lower expense related to changes in the fair value of our acquisition-related obligations of $1.2 million.
Interest Expense and Other, Net
Total amounts outstanding under our interest-bearing obligations at December 31, 2014, 2013 and 2012 include:

	As of December 31,
	2014	2013
	(in thousands)
Revolving credit facility	$20,000	$—
Capital lease obligations	867	1,428
Interest bearing acquisition-related liabilities	5,372	834
Interest expense increased $0.3 million for the year ended December 31, 2014, as compared to the same period in 2013. This change is primarily attributable to higher amortization of our debt origination costs, related to the restructure of our revolving credit facility in September 2014, and the increase on our revolving facility to $20.0 million at December 31, 2014.
Provision for Income Taxes
For the year ended December 31, 2014, we had a tax benefit of $6.3 million and an effective tax rate of 38.1%. The 2014 domestic income taxes are a net benefit of $6.6 million, with an effective tax rate of 40.0%, resulting from the statutory federal tax rate and state income tax rates, offset by state tax liabilities in jurisdictions where tax is considered an income tax for financial reporting purposes but is assessed on adjusted gross revenue rather than adjusted net income. The 2014 foreign income taxes were a net expense of $0.3 million with an effective rate of (1.9)%. The Company's foreign effective tax rate decreased in 2014 from 2013 as a result of the tax holiday for our projects registered with the Philippine Economic Zone Authority.

Quarterly Results of Operations
Certain components of quarterly net income (loss) disclosed below differ from those as reported in the Company's respective quarterly reports on Form 10-Q filed in 2015. Specifically, certain amounts included in cost of revenue in the 2015 quarterly reports have been reclassified as sales and marketing expense to conform to the presentation in Consolidated Statements of Operations in this Annual Report on Form 10-K. Amounts of $1.0 million were reclassified for the three month periods ended June 30, 2015 and September 30, 2015, and $0.1 million was reclassified for the three month period ended March 31, 2015. The reclassification is reflected in the table below. Net income (loss) did not change as a result of the reclassification.
The following table presents our unaudited consolidated quarterly results of operations for the eight fiscal quarters ended December 31, 2015. This information is derived from our unaudited consolidated financial statements, and includes all adjustments that we consider necessary for the fair statement of our financial position and operating results for the quarters presented. Operating results for individual periods is not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our consolidated financial statements and the related notes to these financial statements included elsewhere in this filing.

	Three Months Ended,
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
Revenue:
On demand	$117,090	$116,772	$110,640	$106,460	$101,261	$100,747	$91,606	$97,008
On premise	669	834	726	741	648	755	826	865
Professional and other	3,941	3,982	3,396	3,269	2,555	3,034	2,556	2,690
Total revenue	121,700	121,588	114,762	110,470	104,464	104,536	94,988	100,563
Cost of revenue	50,818	51,740	48,493	47,562	46,518	46,311	42,115	39,927
Gross profit	70,882	69,848	66,269	62,908	57,946	58,225	52,873	60,636
Operating expense:
Product development	15,880	16,858	18,084	17,977	16,108	17,528	15,941	14,841
Sales and marketing	30,410	32,698	30,887	29,113	27,593	29,949	28,030	25,991
General and administrative	17,017	13,424	20,037	18,336	16,011	15,443	16,819	20,929
Impairment of identified intangible assets	—	20,274	—	527	—	—	—	—
Total operating expense	63,307	83,254	69,008	65,953	59,712	62,920	60,790	61,761
Operating income (loss)	7,575	(13,406)	(2,739)	(3,045)	(1,766)	(4,695)	(7,917)	(1,125)
Interest expense and other, net	(401)	(391)	(390)	(267)	(333)	(345)	(204)	(222)
Income (loss) before income taxes	7,174	(13,797)	(3,129)	(3,312)	(2,099)	(5,040)	(8,121)	(1,347)
Income tax expense (benefit)	3,274	(5,605)	189	(1,704)	(2,209)	(1,783)	(1,830)	(511)
Net income (loss)	$3,900	$(8,192)	$(3,318)	$(1,608)	$110	$(3,257)	$(6,291)	$(836)
Net income (loss) per share attributable to common stockholders
Basic	$0.05	$(0.11)	$(0.04)	$(0.02)	$—	$(0.04)	$(0.08)	$(0.01)
Diluted	$0.05	$(0.11)	$(0.04)	$(0.02)	$—	$(0.04)	$(0.08)	$(0.01)

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended,
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(as a percentage of total revenue)
		Adjusted	Adjusted	Adjusted
Revenue:
On demand	96.3%	96.0%	96.4%	96.4%	97.0%	96.4%	96.4%	96.5%
On premise	0.5	0.7	0.6	0.7	0.6	0.7	0.9	0.9
Professional and other	3.2	3.3	3.0	2.9	2.4	2.9	2.7	2.6
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue	41.8	42.6	42.3	43.1	44.5	44.3	44.3	39.7
Gross profit	58.2	57.4	57.7	56.9	55.5	55.7	55.7	60.3
Operating expense:
Product development	13.0	13.9	15.8	16.3	15.4	16.8	16.8	14.8
Sales and marketing	25.0	26.8	26.9	26.3	26.4	28.6	29.5	25.8
General and administrative	14.0	11.0	17.4	16.6	15.4	14.8	17.7	20.8
Impairment of identified intangible assets	—	16.7	—	0.5	—	—	—	—
Total operating expense	52.0	68.4	60.1	59.7	57.2	60.2	64.0	61.4
Operating income (loss)	6.2	(11.0)	(2.4)	(2.8)	(1.7)	(4.5)	(8.3)	(1.1)
Interest expense and other, net	(0.3)	(0.3)	(0.3)	(0.2)	(0.3)	(0.3)	(0.2)	(0.2)
Income (loss) before income taxes	5.9	(11.3)	(2.7)	(3.0)	(2.0)	(4.8)	(8.5)	(1.3)
Income tax expense (benefit)	2.7	(4.6)	0.2	(1.5)	(2.1)	(1.7)	(1.9)	(0.5)
Net income (loss)	3.2%	(6.7)%	(2.9)%	(1.5)%	0.1%	(3.1)%	(6.6)%	(0.8)%

Reconciliation of Quarterly Non-GAAP Financial Measures
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the eight fiscal quarters ended December 31, 2015:

	Three Months Ended,
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
Net income (loss)	$3,900	$(8,192)	$(3,318)	$(1,608)	$110	$(3,257)	$(6,291)	$(836)
Acquisition-related and other deferred revenue	(545)	(614)	(532)	(466)	(290)	(392)	(207)	1,324
Depreciation, asset impairment, and loss on disposal of assets	5,415	25,952	6,868	6,150	5,377	5,121	4,581	4,209
Amortization of intangible assets	6,791	6,927	6,079	5,580	5,746	5,857	5,486	5,315
Acquisition-related (income) expense	(188)	(3,310)	565	1,092	(111)	860	357	881
Interest expense, net	401	391	308	267	337	349	207	224
Income tax expense (benefit)	3,274	(5,605)	189	(1,704)	(2,209)	(1,783)	(1,830)	(511)
Litigation-related expense	—	—	—	2	31	39	168	4,677
Stock-based compensation expense	7,456	8,669	11,250	10,747	8,256	9,536	10,033	9,225
Adjusted EBITDA	$26,504	$24,218	$21,409	$20,060	$17,247	$16,330	$12,504	$24,508
Liquidity and Capital Resources
Our primary sources of liquidity as of December 31, 2015 consisted of $30.9 million of cash and cash equivalents; a remaining $160.0 million available under our revolving credit facility; and $59.9 million of current assets, less current liabilities (excluding $30.9 million of cash and cash equivalents and $84.2 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures, and acquisitions; to service our debt obligations; and to repurchase shares of our common stock. We expect that working capital requirements; capital expenditures and acquisitions; debt service; and share repurchases will continue to be our principal needs for liquidity over the near term. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2017. We expect to fund these obligations from cash provided by operating activities.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents), and our cash flow from operations will be sufficient to fund our operations and planned capital expenditures and service our debt obligations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth; the timing and size of acquisitions; the expansion of our sales and marketing activities; the timing and extent of spending to support product development efforts; the timing of introductions of new solutions and enhancements to existing solutions; and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications, or technologies in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. To provide funding for acquisition activity, on February 26, 2016, we executed an amendment to our credit facility providing $125.0 million in additional funds.
As of December 31, 2015, we have gross federal and state NOL carryforwards of $161.0 million and $67.5 million, respectively. NOLs that we have generated are not currently subject to the Section 382 limitation; however, approximately $18.3 million of NOLs generated by our subsidiaries prior to our acquisition of them are subject to the Section 382 limitation. Our federal and state NOL carryforwards may be available to offset potential payments of future income tax liabilities. If unused, these NOL carryforwards expire at various dates beginning in 2022 for federal NOLs and in 2016 for state NOLs. Total state NOLs expiring in the next five years total less than $1.0 million.

The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$96,012	$69,972	$69,209
Net cash used in investing activities	(78,361)	(79,269)	(62,108)
Net cash (used in) provided by financing activities	(13,339)	1,778	(6,349)
Net Cash Provided by Operating Activities
In 2015, we generated $96.0 million of net cash from operating activities representing an increase compared to 2014 of $26.0 million. Our net cash from operating activities consisted of a net loss of $9.2 million, net non-cash charges of $99.0 million, and cash inflows from working capital of $6.2 million.
Non-cash adjustments consisted of a loss on disposal and impairment of assets in the amount of $23.9 million, primarily related to the impairment of certain indefinite-lived trade names associated with our 2011 acquisition of MyNewPlace; amortization and depreciation expense of $45.9 million; and stock-based compensation expense of $38.1 million. These items were partially offset by net adjustments related to income tax items of $5.6 million and changes in the fair value of our acquisition-related liabilities of $3.3 million.
The net inflow from changes in working capital during 2015 was attributable to an increase in deferred revenue of $10.8 million; a net increase in accounts payable and accrued liabilities of $3.1 million, largely related to an increase in variable compensation; and a net increase in other working capital accounts of $1.0 million. These changes were partially offset by a decrease in cash flows related to accounts receivable of $8.7 million.
In 2014, we generated $70.0 million of net cash from operating activities representing an increase compared to 2013. Our net cash from operating activities consisted of our net loss of $10.3 million, net non-cash charges of $68.8 million, and an increase in cash flows from working capital of $11.5 million. The increase in cash flows from working capital is due to an increase in deferred revenue of $8.4 million, an increase in accounts payable and accrued liabilities of $3.8 million, a decrease in accounts receivable of $1.9 million, and an increase in other liabilities of $0.3 million. These changes were partially offset by an increase in other assets of $2.9 million.
In 2013, we generated $69.2 million of net cash from operating activities, representing an increase compared to 2012. Our net cash from operating activities consisted of our net income of $20.7 million, net non-cash charges of $63.0 million, partially offset by a deferred tax benefit of $2.5 million, resulting from the reversal of our valuation allowance, and a $12.0 million decrease in cash flows from working capital. Use of operating cash flows from working capital activities related to changes in accounts receivable and accrued compensation offset by lower accounts payable.
Net Cash Used in Investing Activities
In 2015, our investing activities resulted in a net cash outflow of $78.4 million. This outflow was principally attributable to expenditures of $45.3 million related to our acquisition of Indatus and VRX. Capital expenditures, net of proceeds from disposals, of $33.1 million also contributed to the net cash outflow. These capital expenditures chiefly related to the development of new and enhancement of existing solutions combined with investments in our data processing infrastructure.
In 2014, our investing activities used $79.3 million. Cash used in investing activities included $41.9 million related to our 2014 acquisitions and $37.4 million for capital expenditures related primarily to investments in technology infrastructure to support growth initiatives. Cash used in investing activities increased as compared to 2013 due to an increase in consideration paid in connection with our acquisition activity in the amount of $13.1 million and an increase in capital expenditures in the amount of $4.1 million.
In 2013, our investing activities used $62.1 million. Cash used in investing activities consisted of acquisition consideration of $28.2 million for our 2013 acquisitions and $33.9 million of capital expenditures related to investments in technology infrastructure to support our growth initiatives. The increase in cash used in investing activities from 2012 relates to the consideration paid, net of cash acquired, for our 2013 acquisitions combined with an increase in capital spending.
Net Cash (Used in) Provided by Financing Activities
Financing activities resulted in a net cash outflow of $13.3 million during 2015. This outflow consisted primarily of repurchases of our common stock under our stock repurchase program of $35.1 million, payments of acquisition-related liabilities of $3.7 million, and payments on capital lease obligations of $0.6 million. These outflows were partially offset by proceeds from our revolving credit facility, net of payments, of $20.0 million, which were used to finance our acquisition of Indatus, and net activity of $6.1 million related to our stock-based compensation plans.
Our financing activities resulted in a net $1.8 million increase in cash in 2014. Cash provided by financing activities during 2014 primarily consisted of borrowings, net of payments, on our revolving credit facility of $20.0 million and $5.5 million in net proceeds related to issuances of common stock under our stock-based compensation plans. These proceeds were partially offset by expenditures of $15.5 million related to purchases of common stock under the stock repurchase program, $6.4 million in payments of acquisition-related liabilities, expenditures related to the origination of our 2014 revolving credit facility in the amount of $1.2 million, and capital lease payments of $0.6 million.
Our financing activities used $6.3 million in 2013. Cash used by financing activities during 2013 was primarily related to payments of $10.0 million on our revolving credit facility, capital lease payments of $0.5 million, and $1.5 million in payments of acquisition-related liabilities. These changes were partially offset by $5.7 million in net proceeds from issuances of common stock under our stock-based compensation plans.
Contractual Obligations, Commitments and Contingencies
The following table summarizes, as of December 31, 2015, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Revolving credit facility (1)	$42,085	$555	$1,112	$40,418	$—
Capital (finance) leases	294	294	—	—	—
Operating lease obligations(2)	101,172	9,794	19,381	16,625	55,372
Acquisition-related liabilities(3)	13,471	6,707	6,764	—	—
	$157,022	$17,350	$27,257	$57,043	$55,372

(1)	Amounts borrowed on the secured revolving credit facility are due at maturity, September 30, 2019.

(2)	Net of income under non-cancellable subleases.

(3)	We have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2017.
Long-Term Debt Obligations
On September 30, 2014, we entered into an agreement for a secured revolving credit facility to refinance our outstanding revolving loans with certain lender parties. The new credit facility provides an aggregate principal amount of up to $200.0 million, with sub-limits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility allows us, subject to certain conditions, to request additional term loans or revolving commitments in an aggregate principal amount of up to $150.0 million, plus an amount that would not cause our consolidated net leverage ratio to exceed 3.25 to 1.00. Accordingly, on February 26, 2016, we executed an amendment to the credit facility to add two lender parties to the facility and provide and fund a term loan of $125.0 million. Revolver advances under the credit facility may be voluntarily prepaid and re-borrowed. At our option, loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75%. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the applicable margin is determined based upon our consolidated net leverage ratio. The interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR rate. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity, September 30, 2019.
All of our obligations under the credit facility, as amended, are secured by substantially all of our assets. All of our existing and future domestic subsidiaries are required to guarantee our obligations under the credit facility, other than certain immaterial subsidiaries, foreign subsidiary holding companies, and our payment processing subsidiaries. Such guarantees by existing and future domestic subsidiaries are and will be secured by substantially all of the assets of such subsidiaries.
Our credit facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Our credit facility additionally contains customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum interest coverage ratio. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, is not to be greater than 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. The interest coverage ratio, which is a ratio of our four previous fiscal consecutive quarters' consolidated EBITDA to our interest expense, is to be not less than 3.00 to 1.00 as of the last day of any fiscal quarter. As of December 31, 2015, we were in compliance with the covenants under our credit facility.
Under the February 26, 2016 amendment to the credit facility, we are permitted to issue unsecured debt under customary market terms and certain conditions, provided the principal is at least $150.0 million. After consummation of the additional issuance, the required consolidated net leverage ratio will be 4.00 to 1.00 during the period the unsecured debt is outstanding.
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
Share Repurchase Program
On May 6, 2014, the board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock for a period of up to one year after the approval date. In May 2015, our board of directors approved an extension of the share repurchase program through May 6, 2016, permitting the repurchase of up to $50.0 million of our common stock during the period commencing on the extension date and ending on May 6, 2016.
During 2015 and 2014, the Company repurchased 1,798,199 and 966,595 shares, respectively, under the share repurchase program. These shares were repurchased at a weighted average cost of $19.51 and $16.06 per share and a total cost of $35.1 million and $15.5 million, respectively. At December 31, 2015 and 2014, there was $22.9 million and $34.5 million available under the repurchase program for future purchases.
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
We had cash and cash equivalents of $30.9 million and $26.9 million at December 31, 2015 and 2014, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.
We had amounts outstanding under the revolving credit facility of $40.0 million and $20.0 million at December 31, 2015 and 2014, respectively.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
RealPage, Inc.

We have audited the accompanying consolidated balance sheets of RealPage, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index under Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of classifying deferred income tax assets and liabilities effective December 31, 2015.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 26, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
RealPage, Inc.
We have audited RealPage, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, the related consolidated statements of operations, comprehensive (loss) income, and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 26, 2016

RealPage, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$30,911	$26,936
Restricted cash	85,461	85,543
Accounts receivable, less allowance for doubtful accounts of $2,318 and $2,363 at December 31, 2015 and 2014, respectively	74,192	64,845
Prepaid expenses	8,294	7,647
Other current assets	23,085	1,848
Total current assets	221,943	186,819
Property, equipment and software, net	82,198	72,616
Goodwill	220,097	193,378
Identified intangible assets, net	81,280	100,085
Deferred tax assets, net	12,051	8,337
Other assets	5,632	5,059
Total assets	$623,201	$566,294
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,448	$14,830
Accrued expenses and other current liabilities	28,294	22,905
Current portion of deferred revenue	84,200	73,485
Customer deposits held in restricted accounts	85,405	85,489
Total current liabilities	215,347	196,709
Deferred revenue	6,979	6,903
Revolving credit facility	40,000	20,000
Other long-term liabilities	34,423	13,902
Total liabilities	296,749	237,514
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 82,919,033 and 83,211,650 shares issued and 78,793,670 and 79,037,351 shares outstanding at December 31, 2015 and 2014, respectively	83	83
Additional paid-in capital	471,668	437,664
Treasury stock, at cost: 4,125,363 and 4,174,299 shares at December 31, 2015 and 2014, respectively	(24,338)	(33,398)
Accumulated deficit	(120,415)	(75,360)
Accumulated other comprehensive loss	(546)	(209)
Total stockholders’ equity	326,452	328,780
Total liabilities and stockholders’ equity	$623,201	$566,294
See accompanying notes

RealPage, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
On demand	$450,962	$390,622	$362,312
On premise	2,970	3,094	3,691
Professional and other	14,588	10,835	11,019
Total revenue	468,520	404,551	377,022
Cost of revenue	198,613	174,871	148,321
Gross profit	269,907	229,680	228,701
Operating expense:
Product development	68,799	64,418	50,638
Sales and marketing	123,108	111,563	95,894
General and administrative	68,814	69,202	60,610
Impairment of identified intangible assets	20,801	—	—
Total operating expense	281,522	245,183	207,142
Operating (loss) income	(11,615)	(15,503)	21,559
Interest expense and other, net	(1,449)	(1,104)	(1,077)
(Loss) income before income taxes	(13,064)	(16,607)	20,482
Income tax benefit	(3,846)	(6,333)	(210)
Net (loss) income	$(9,218)	$(10,274)	$20,692
Net (loss) income per share attributable to common stockholders
Basic	$(0.12)	$(0.13)	$0.28
Diluted	$(0.12)	$(0.13)	$0.27
Weighted average shares used in computing net (loss) income per share attributable to common stockholders
Basic	76,689	76,991	74,962
Diluted	76,689	76,991	76,187

See accompanying notes

RealPage, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(9,218)	$(10,274)	$20,692
Other comprehensive loss – foreign currency translation adjustment	(337)	(47)	(54)
Comprehensive (loss) income	$(9,555)	$(10,321)	$20,638

See accompanying notes

RealPage, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance as of January 1, 2013	77,013	$77	$347,203	$(108)	$(85,778)	(1,186)	$(6,323)	$255,071
Exercise of stock options	1,557	—	10,604	—	—	—	—	10,604
Issuance of restricted stock	1,847	4	—	—	—	(892)	(4,860)	(4,856)
Issuance of common stock	95	—	3,350	—	—	—	—	3,350
Stock-based compensation	—	—	29,697	—	—	—	—	29,697
Foreign currency translation	—	—	—	(54)	—	—	—	(54)
Net income	—	—	—	—	20,692	—	—	20,692
Balance as of December 31, 2013	80,512	81	390,854	(162)	(65,086)	(2,078)	(11,183)	314,504
Exercise of stock options	908	—	9,912	—	—	—	—	9,912
Issuance of restricted stock	1,758	2	—	—	—	(1,130)	(6,694)	(6,692)
Issuance of common stock	34	—	—	—	—	—	—	—
Treasury stock purchased, at cost	—	—	—	—	—	(966)	(15,521)	(15,521)
Stock-based compensation	—	—	37,050	—	—	—	—	37,050
Net excess tax benefit (expense) of stock-based compensation	—	—	2,248	—	—	—	—	2,248
Acquisition-related contingent consideration	—	—	(2,400)	—	—	—	—	(2,400)
Foreign currency translation	—	—	—	(47)	—	—	—	(47)
Net loss	—	—	—	—	(10,274)	—	—	(10,274)
Balance as of December 31, 2014	83,212	83	437,664	(209)	(75,360)	(4,174)	(33,398)	328,780
Exercise of stock options	809	1	12,112	—	—	—	—	12,113
Issuance of restricted stock	1,624	2	—	—	—	(916)	(6,461)	(6,459)
Issuance of common stock	39	—	—	—	—	(2)	—	—
Retirement of treasury stock	(2,765)	(3)	(14,764)	—	(35,837)	2,765	50,604	—
Treasury stock purchased, at cost	—	—	—	—	—	(1,798)	(35,083)	(35,083)
Stock-based compensation	—	—	38,122	—	—	—	—	38,122
Net excess tax benefit (expense) of stock-based compensation	—	—	(1,466)	—	—	—	—	(1,466)
Foreign currency translation	—	—	—	(337)	—	—	—	(337)
Net loss	—	—	—	—	(9,218)	—	—	(9,218)
Balance as of December 31, 2015	82,919	$83	$471,668	$(546)	$(120,415)	(4,125)	$(24,338)	$326,452
See accompanying notes

RealPage, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(9,218)	$(10,274)	$20,692
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	45,891	41,306	31,745
Deferred tax benefit	(5,219)	(7,891)	(2,503)
Stock-based compensation	38,122	37,050	29,697
Excess tax benefit from stock options	(357)	(2,248)	—
Impairment of identified intangible assets	20,801	—	—
Loss on disposal and impairment of other long-lived assets	3,070	386	314
Acquisition-related consideration	(3,268)	173	1,284
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(8,701)	1,929	(13,669)
Prepaid expenses and other current assets	1,391	(2,363)	(341)
Other assets	(543)	(592)	(330)
Accounts payable	(806)	1,821	1,765
Accrued compensation, taxes and benefits	3,888	1,964	(1,259)
Deferred revenue	10,791	8,443	969
Other current and long-term liabilities	170	268	845
Net cash provided by operating activities	96,012	69,972	69,209
Cash flows from investing activities:
Purchases of property, equipment, and software	(33,384)	(37,062)	(32,952)
Proceeds from disposal of property, equipment, and software	305	—	—
Acquisition of businesses, net of cash acquired	(45,282)	(41,947)	(28,229)
Intangible asset additions	—	(260)	(927)
Net cash used in investing activities	(78,361)	(79,269)	(62,108)
Cash flows from financing activities:
Proceeds from revolving credit facility	51,500	68,572	—
Payments on revolving credit facility	(31,500)	(48,572)	(10,000)
Deferred financing costs	(8)	(1,188)	—
Payments on capital lease obligations	(574)	(562)	(548)
Payments of acquisition-related consideration	(3,685)	(6,419)	(1,549)
Issuance of common stock	12,115	9,914	10,608
Excess tax benefit from stock options	357	2,248	—
Purchase of treasury stock	(41,544)	(22,215)	(4,860)
Net cash (used in) provided by financing activities	(13,339)	1,778	(6,349)
Net increase (decrease) in cash and cash equivalents	4,312	(7,519)	752
Effect of exchange rate on cash	(337)	(47)	(54)
Cash and cash equivalents:
Beginning of period	26,936	34,502	33,804
End of period	$30,911	$26,936	$34,502

RealPage, Inc.
Consolidated Statements of Cash Flows, continued
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental cash flow information:
Cash paid for interest	$1,086	$814	$974
Cash paid for income taxes, net of refunds	$693	$512	$525
Non-cash investing activities:
Accrued property, equipment, and software	$3,424	$607	$779
Non-cash financing activities:
Software acquired under capital lease	$—	$—	$1,976
See accompanying notes

RealPage, Inc.
Notes to Consolidated Financial Statements
1. The Company
RealPage, Inc., a Delaware corporation, together with its subsidiaries, (the “Company” or “we” or “us”) is a provider of property management solutions that enable owners and managers of a wide variety of single family, multifamily, and vacation rental property types to manage their marketing, pricing, screening, leasing, accounting, purchasing, and other property operations. Our on demand software solutions are delivered through an integrated software platform that provides a single point of access and a shared repository of prospect, renter, and property data. By integrating and streamlining a wide range of complex processes and interactions among the rental housing ecosystem of owners, managers, prospects, renters, and service providers, our platform optimizes the property management process and improves the experience for all of these constituents. Our solutions enable property owners and managers to optimize revenues and reduce operating costs through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections, and more integrated and centralized processes.
2. Summary of Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of RealPage, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the years ended December 31, 2015, 2014, and 2013 was earned in the United States. Net property, equipment, and software held were $77.4 million and $66.5 million in the United States, and $4.8 million and $6.1 million in our international subsidiaries at December 31, 2015 and 2014, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines and India at both December 31, 2015 and 2014.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; fair value measurements; contingent commissions related to the sale of insurance products; purchase accounting allocations and contingent consideration; revenue and deferred revenue and related reserves; stock-based compensation; and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates.
The Company is self-insured for the cost of claims made under its employee medical programs. These costs include an estimate for expected settlements of pending claims and an estimate for claims incurred but not reported. These significant estimates are based on management's assessment of outstanding claims, historical analyses, and current payment trends.
In the second quarter of 2013, we revised the estimated useful lives of our data processing equipment and internally developed software to more accurately reflect our use of these assets. The result of the change for the year ended December 31, 2013, was a $3.5 million increase in operating income, a $1.9 million increase in net income, and an increase in basic and diluted earnings per share of $0.03. During the third quarter of 2013, we revised the length of the expected customer benefit of our license fees billed at the initial order date. The result of the change for the year ended December 31, 2013, was a $2.8 million increase in operating income, a $1.5 million increase in net income, and an increase in basic and diluted earnings per share of $0.02.
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
No single customer accounted for 10% or more of our revenue or accounts receivable for the years ended December 31, 2015, 2014, or 2013. Revenues for our largest customer were 4.6%, 4.9%, and 3.4% of total revenues for the years ended December 31, 2015, 2014, and 2013, respectively.
Cash Equivalents
We consider all highly liquid investments with a maturity date, when purchased, of three months or less to be cash equivalents.
Restricted Cash
Restricted cash consists of cash collected from tenants that will be remitted primarily to our customers.
Accounts Receivable
Accounts receivable primarily represent trade receivables from customers that we present net of an allowance for doubtful accounts. For several of our solutions, we invoice customers prior to the period in which service is provided. For certain transactions, we have met the requirements to recognize revenue in advance of invoicing the customer. In these instances, we record unbilled receivables for the amount that will be due from the customer upon invoicing. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer canceling prior to the service being rendered. As a result, a portion of our allowance is for services not yet rendered and, therefore, classified as an offset to deferred revenue. In evaluating the sufficiency of the allowance for doubtful accounts we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment, and historical credit trends. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.
Accounts receivable are written off upon determination of non-collectability following established Company policies based on the aging from the accounts receivable invoice date. In the case of balances relating to services not yet rendered, the balance is written off when the customer cancels the service or when we determine that the invoiced service will no longer be provided, whichever occurs first. During the years ended December 31, 2015, 2014, and 2013, we incurred bad debt expense of $2.0 million, $1.5 million, and $2.1 million, respectively.
Accounts receivable includes commissions due to the Company related to the sale of insurance products to individuals and commissions which are contingent based upon the activity in the underlying policies. Contingent commissions are determined based on a calculation that considers earned agent commissions, a percent of premium retained by our underwriting partner, incurred losses, and profit retained by our underwriting partner during the time period. Contingent commissions receivable are recorded at their estimated net realizable value, based on estimates and considerations which include, but are not limited to, the historical and projected loss rates incurred by the underlying policies.
Property, Equipment, and Software
Property, equipment, and software are recorded at cost less accumulated depreciation and amortization, which are computed using the straight-line method over the following estimated useful lives:

Data processing and communications equipment	3 - 5 years
Furniture, fixtures, and other equipment	3 - 5 years
Software	3 - 5 years
Software includes both purchased and internally developed software. Leasehold improvements are depreciated over the shorter of the lease term or 10 years. Gains and losses from asset disposals are included in the line "General and administrative" in the Consolidated Statements of Operations.

Business Combinations
When we acquire businesses, we allocate the total consideration paid to the fair value of the tangible assets, liabilities, and identifiable intangible assets acquired. Any residual purchase consideration is recorded as goodwill. The allocation of the purchase price requires our management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, in particular with respect to identified intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired businesses. Such estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which affect the accuracy or validity of these estimates.
Our business combination agreements may provide for the payment of additional cash consideration to the extent certain targets are achieved in the future. The fair value of this contingent consideration is based on significant estimates and is initially recorded as purchase price. Changes in the fair value of contingent consideration are reflected in the Consolidated Statements of Operations. We expense acquisition-related costs as incurred rather than including them as a component of purchase price.
Impairment of Long-Lived Assets
We perform an impairment review of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant under-performance relative to projected future operating results, significant changes in the manner of our use of the acquired assets, or significant changes in our overall business and/or product strategies. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of these indicators, we determine the recoverability by comparing the carrying amount of the asset or asset group to net future undiscounted cash flows that the asset or assets are expected to generate. If the carrying amount exceeds the fair market value of the asset or assets, we would recognize an impairment charge equal to this excess.
Goodwill and Identified Intangible Assets with Indefinite Lives
We test goodwill and identified intangible assets with indefinite lives for impairment separately on an annual basis in the fourth quarter of each year. Additionally, we test these assets in the interim if events and circumstances indicate they may be impaired. The events and circumstances that we consider include, but are not limited to, significant under-performance relative to projected future operating results and significant changes in our overall business and/or product strategies.
If an event or circumstance occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and identified intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. We evaluate impairment of goodwill by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step involves a comparison of the implied fair value and carrying amount of the goodwill of that reporting unit to determine the impairment charge, if any.
We quantitatively evaluate identified intangible assets with indefinite lives by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach model. Assets with indefinite lives that have been determined to be inseparable due to their interchangeable use are grouped into single units of accounting for purposes of testing for impairment. If the carrying amount of an identified intangible asset with an indefinite life exceeds its fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value.
Identified Intangible Assets with Finite Lives
Identified intangible assets with finite lives consist of acquired developed technologies, customer relationships, vendor relationships, and trade names. We record intangible assets at fair value and amortize those with finite lives over the shorter of the contractual life or the estimated useful life. We estimate the useful lives of acquired developed product technologies and customer relationships based on factors that include the planned use of each developed product technology and the expected pattern of future cash flows to be derived from each developed product technology and existing customer relationships.
Estimated useful lives for identified intangible assets with finite lives consist of the following:

Developed technologies	3 - 10 years
Customer relationships	1 - 10 years
Vendor relationships	7 years
Trade names	1 - 7 years

We include amortization of acquired developed technologies in cost of revenue, amortization of acquired customer relationships in sales and marketing expenses, and amortization of vendor relationships in general and administrative expenses in our Consolidated Statements of Operations.
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
The liability method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. We evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include historical earnings, our latest forecast of taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets.
We may recognize a tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. There were no identified tax benefits that were considered uncertain positions at December 31, 2015 and 2014.
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts. As permitted in this ASU, we early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax assets, totaling $11.0 million, from current assets to noncurrent assets in the Consolidated Balance Sheet as of December 31, 2014. Additionally, due to the removal of the requirement to classify these assets and liabilities as current or noncurrent, we were able to further net deferred tax assets and liabilities arising from the same taxing jurisdiction, resulting in the reclassification of $5.2 million of deferred tax liabilities from current liabilities to noncurrent assets as of December 31, 2014.
Revenue Recognition
We derive our revenue from three primary sources: on demand software solutions, on premise software solutions, and professional services. We commence revenue recognition when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the solution and/or service has been provided to the customer;

•	the collection of the fees is probable; and

•	the amount of fees to be paid by the customer is fixed or determinable.
If the fees are not fixed or determinable, we recognize revenues as payments become due from customers or when amounts owed are collected, provided all other conditions for revenue recognition have been met. Accordingly, this may materially affect the timing of our revenue recognition and results of operations.
When arrangements with customers include multiple software solutions and/or services, we allocate arrangement consideration to each deliverable based on its relative selling price. In such circumstances, we determine the relative selling price for each deliverable based on vendor specific objective evidence of selling price ("VSOE"), if available, or our best estimate of selling price ("ESP"). We have determined that third-party evidence of selling price is not available as our solutions and services are not largely interchangeable with those of other vendors. Our process for determining ESP considers multiple factors, including prices charged by us for similar offerings when sold separately, pricing and discount strategies, and other business objectives.
Taxes collected from customers and remitted to governmental authorities are presented on a net basis.
On Demand Revenue
Our on demand revenue consists of license and subscription fees, transaction fees related to certain of our software-enabled value-added services, and commissions derived from us selling certain risk mitigation services.
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
As part of our risk mitigation services to the rental housing industry, we act as an insurance agent and derive commission revenue from the sale of insurance products to individuals. The commissions are based upon a percentage of the premium that the insurance company charges to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. If the policy is cancelled, our commissions are forfeited as a percent of the unearned premium. As a result, we recognize commissions related to these services as earned ratably over the policy term. Our contract with our underwriting partner provides for contingent commissions to be paid to us in accordance with the agreement. Our estimate of contingent commission revenue considers historical loss experience on the policies sold by us.
On Premise Revenue
Sales of our on premise software solutions consists of an annual term license, which includes maintenance and support. Customers can renew their annual term license for additional one-year terms at renewal price levels. We recognize revenue for the annual term license and support services on a straight-line basis over the contract term.
We also derive on premise revenue from multiple element arrangements that include perpetual licenses with maintenance and other services to be provided over a fixed term. Revenue is recognized for delivered items using the residual method when we have VSOE of fair value for the undelivered items and all other criteria for revenue recognition have been met.
When VSOE has not been asserted for the undelivered items, we recognize the arrangement fees ratably over the longer of the customer support period or the period during which professional services are rendered.
Professional and Other Revenue
Professional services and other revenue are recognized as the services are rendered for time and material contracts. Training revenues are recognized after the services are performed.
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our subscription service described above and is recognized as the revenue recognition criteria are met. For several of our solutions, we invoice our customers in annual, monthly, or quarterly installments in advance of the commencement of the service period. Accordingly, the deferred revenue balance does not represent the total contract value of annual subscription agreements.
Cost of Revenue
Cost of revenue consists primarily of salaries and related personnel expenses of our operations and support personnel, including training and implementation services; expenses related to the operation of our data centers; fees paid to third-party providers; allocations of facilities overhead costs; depreciation, amortization of acquired technologies; and amortization of capitalized software.
Stock-Based Compensation
The Company recognizes compensation expense related to stock options and restricted stock units (“RSU”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures.
The Company estimates the fair value of time-based vesting stock option awards using the Black-Scholes option pricing model on the date of grant and the associated expense is recognized over the requisite service period, which is generally the vesting period, on a straight-line basis. We have granted stock options at exercise prices equal to the fair market value of our common stock, as of the grant date.
The fair value of time-based RSU awards is based on the closing trading price of our common stock on the date of grant. Compensation expense for these awards is recognized on a straight-line basis over the requisite service period.
The fair value of RSU awards with both market and time-based vesting conditions is estimated using a discrete model based on multiple stock price-paths developed through the use of Monte Carlo simulation. Expense associated with market-based awards is recognized over the requisite service period using the graded-vesting attribution method. The requisite service period includes the estimated period to achieve the market condition, based on the median of the distribution of share price-paths on which the market condition is satisfied, and the time-based vesting period subsequent to achieving the market condition.
The Company estimates the fair value of RSU awards with both performance-based and time-based vesting conditions based on the closing price of our common stock on the date of grant. Compensation expense for performance-based RSU awards is recognized when achievement of the performance condition is determined to be probable. Expense is recognized on a straight-line basis over the requisite service period.
Changes to the assumptions underlying the above models may have a significant impact on the underlying value of the stock options or RSU awards, which could have a material impact on our consolidated financial statements.
Capitalized Product Development Costs
We capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to external users, as well as software programs to be used solely to meet our internal needs. The costs incurred in the preliminary stages of development related to research, project planning, training, maintenance, general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including costs of materials, services, and payroll and payroll-related costs for employees, are capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.
Capitalized costs are recorded as part of property, equipment, and software. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three to five years. Our management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Advertising Expenses
Advertising costs are expensed as incurred and totaled $16.3 million, $15.1 million, and $11.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Leases
Some of the operating lease agreements entered into by the Company contain provisions for future rent increases, rent free periods, periods in which rent payments are reduced (abated), or lease incentives. The total amount of rental payments due over the lease term is charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Accrued lease liability,” which is included in “Accrued expenses and other current liabilities" or "Other long-term liabilities" in the accompanying Consolidated Balance Sheets, depending upon when the liability is expected to be relieved.
Other Current and Long-Term Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Accrued compensation, payroll taxes, and benefits	$12,492	$8,517
Self-insured medical plans	1,831	1,800
Current portion of liabilities related to acquisitions	6,502	3,905
Other current liabilities	7,469	8,683
Total accrued expenses and other current liabilities	$28,294	$22,905
Other long-term liabilities consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Accrued lease liability	$27,869	$3,670
Other long-term liabilities	6,554	10,232
Total other long-term liabilities	$34,423	$13,902
Accrued lease liability consisted of balances resulting from the recognition of rent expense under various lease agreements on a straight-line basis. Deferred rent amounts at December 31, 2015, primarily related to incentives under a lease executed in 2015 for our new corporate headquarters in Richardson, Texas. See Note 9 for additional information regarding this lease.

Fair Value of Financial Instruments
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of our other long-term liabilities approximates their fair value.
Fair Value Measurements
We measure certain financial assets and liabilities at fair value pursuant to a hierarchy based upon the observability of the inputs to valuation technique. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. See additional discussion of our fair value measurements at Note 12.
Recently Issued Accounting Standards
In November 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement-period adjustments. This ASU requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. This new standard is effective for interim and annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company will adopt ASU 2015-16 in the first quarter of 2016 and does not expect that the adoption will have a material effect on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption of this ASU is permitted.
In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, which excludes line of credit arrangements from the scope of ASU 2015-03. Under this ASU, debt issuance costs related to line of credit arrangements can be deferred and presented as an asset that is subsequently amortized over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-15 should be adopted concurrent with the adoption of ASU 2015-03.
The Company will adopt ASU's 2015-03 and 2015-15 in the first quarter of 2016 and does not expect that the adoption of these standards will have a material effect on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 is effective for periods beginning after December 15, 2015. The Company will adopt this standard in the first quarter of 2016 and does not expect that the adoption will have a material effect on its consolidated financial statements.
The FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement in April 2015. This update provides guidance to customers in determining whether a cloud computing arrangement includes a software license. The update is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption of ASU 2015-05 is permitted. The update allows for the use of either a prospective or retrospective adoption approach. The Company will adopt this standard in the first quarter of 2016 and does not expect that the adoption will have a material effect on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for annual and interim reporting periods beginning after December 15, 2016 and early application was prohibited. This ASU permits companies to apply the amendments either retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of Effective Date. ASU 2015-14 permits public business entities to defer the adoption of ASU 2014-09 until interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted, but not before interim and annual and reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method or date and is currently evaluating the impact of the pending adoption of this ASU on its ongoing financial reporting.
3. Acquisitions
We apply the guidance contained in ASC Topic 805, Business Combinations ("ASC 805") in determining whether an acquisition transaction constitutes a business combination. ASC 805 defines a business as consisting of inputs and processes applied to those inputs that have the ability to create outputs. The below acquisition transactions were determined to constitute business combinations and were accounted for under ASC 805.
Purchase consideration includes assets transferred, liabilities incurred, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combination transactions may be structured to include an up-front cash payment and deferred and/or contingent cash payments to be made at specified dates subsequent to the date of acquisition. Deferred cash payments are included in the acquisition consideration based at their fair value as of the acquisition date. The fair value of these obligations is estimated based on the present value, as of the date of acquisition, of the anticipated future payments. The future payments are discounted using a rate that considers an estimate of the return expected by a market-participant and a measurement of the risk inherent in the cash flows, among other inputs. Deferred cash payments are generally subject to adjustments specified in the underlying purchase agreement related to the seller's indemnification obligations. Contingent cash payments are obligations to make future cash payments to the seller, the payment of which is contingent upon the acquired business achieving stipulated operational or financial targets in the post-acquisition period. Contingent cash payments are included in the purchase consideration at their fair value as of the acquisition date. The fair value of these payments is estimated by management using a probability weighted discount model based on the achievement of the specified targets. The fair value of these liabilities is re-evaluated on a quarterly basis, the change of which is reflected in the line "General and administrative" in the accompanying Consolidated Statements of Operations.
The total purchase consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess consideration is classified as goodwill. Acquired intangibles are recorded at their estimated fair value based on the income approach using market-based estimates. Acquired intangibles generally include developed product technologies, which are amortized over their useful life on a straight-line basis, and customer relationships, which are amortized over their useful life proportionately to the expected discounted cash flows derived from the asset. When trade names acquired are not classified as indefinite-lived, they are amortized on a straight-line basis over their expected useful life.
Acquisition costs are expensed as incurred and are included in the line "General and administrative" in the accompanying Consolidated Statements of Operations. We include the results of operations from acquired businesses in our consolidated financial statements from the effective date of the acquisition.
2015 Acquisitions
Indatus
In June 2015, we acquired certain assets from ICIM Corporation, including the Answer Automation, Call Tracker, and Zip Digital products, marketed under the name Indatus. The Indatus offerings are software-as-a-service products that provide automated answering services, marketing spend analysis tools, and other features which enhance the ability of managers of multifamily properties to communicate with their residents. We are currently integrating the Indatus assets with our existing contact center and maintenance products, which will increase the features of these existing solutions.
We acquired the Indatus assets for a purchase price of $49.4 million, consisting of a cash payment of $43.8 million at closing; deferred cash payments of up to $5.0 million, payable over nineteen months after the acquisition date; and contingent cash payments of up to $2.0 million, in the aggregate, if certain revenue targets are met for the twelve month periods ended June 30, 2016 and 2017. The fair value of the deferred and contingent cash payments was $4.7 million and $0.9 million, respectively, as of the acquisition date. Direct acquisition costs were $0.3 million. This acquisition was financed using proceeds from our revolving credit facility.
The acquired developed product technologies and customer relationships have useful lives of three and ten years, respectively. The trade name acquired will be amortized over a useful life of one year, based on our anticipated use of the asset. Goodwill and identified intangible assets associated with the acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of anticipated synergies resulting from the integration of Indatus with our pre-existing products and from leveraging our existing customer base and sales staff.

VRX
In June 2015, we acquired certain assets from RJ Vacations, LLC and Switch Development Corporation, including the VRX product ("VRX"). VRX is a software-as-a-service application which allows vacation rental management companies to manage the cleaning and turning of units, accounting, and document management. VRX augments our existing line of solutions offered to the vacation rental industry, and we are currently integrating it with our Kigo solution.
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
The purchase agreement also provides for the sellers to receive additional contingent cash payments of up to $3.0 million. Payment of the additional contingent consideration is dependent upon the achievement of certain revenue targets during the twelve month periods ended December 31, 2016, 2017, and 2018, and the sellers providing certain services during a specified period following the acquisition date. Due to this post-acquisition service requirement, the Company concluded that the additional contingent cash payments represent post-acquisition compensation; therefore, these amounts were excluded from the purchase consideration. This acquisition was financed using cash flows from operations. Direct acquisition costs were immaterial.
The acquired developed product technologies have an estimated useful life of three years. The estimated fair value of the customer relationships acquired was immaterial and these intangible assets were expensed as of the acquisition date. Goodwill arising from the acquisition consists largely of anticipated synergies resulting from the integration of VRX with Kigo. Goodwill and identified intangible assets associated with the acquisition are deductible for tax purposes.
Purchase Price Allocation
The estimated fair values of assets acquired and liabilities assumed related to the above acquisitions are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change, and such changes could be significant. We expect to finalize the valuations and purchase price allocations as soon as practicable, but no later than one year from the acquisition dates.
We preliminarily allocated the purchase price of Indatus and VRX as follows:

	Indatus	VRX
	(in thousands)
Accounts receivable	$646	$—
Intangible assets:
Developed product technologies	13,400	794
Customer relationships	9,770	11
Trade names	83	—
Goodwill	25,575	1,186
Net other liabilities	(57)	—
Total purchase price	$49,417	$1,991
At December 31, 2015, the carrying value of total deferred and contingent cash obligations related to acquisitions completed in 2015 was $5.1 million and $0.8 million, respectively. The deferred cash obligations are carried net of a discount of $0.2 million in the accompanying Consolidated Balance Sheets. During the year ended December 31, 2015, we recognized a net gain in the amount of $0.6 million due to changes in the fair value of the contingent cash obligations related to these acquisitions. There were no payments of deferred or contingent cash obligations made related to these acquisitions during the year ended December 31, 2015.

2014 Acquisitions
InstaManager
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”). InstaManager was a software-as-a-service vacation rental booking engine used by professional managers of vacation rental properties which offered marketing websites; online pricing and availability; online booking; automated reservations; payment processing; and insurance sales. The acquisition of InstaManager expanded our product offerings to include property management software for the vacation rental market.
We acquired InstaManager for a purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing; a deferred cash payment of up to $1.0 million, payable over two years after the acquisition date; and contingent cash payments totaling up to $7.0 million if certain revenue targets are met during the twelve month periods ended March 31, 2015 and 2016. The initial fair value of the deferred and contingent cash payments were $0.8 million and $2.4 million, respectively. The first deferred cash payment was made in the first quarter of 2015. The performance targets for the first contingent cash payment were achieved and the related payment was made in the third quarter of 2015.
The acquired developed product technologies have a useful life of three years. Goodwill and identified intangible assets associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating InstaManager into our existing operating structure. Direct costs related to this acquisition were less than $0.1 million and the acquisition was financed from cash flows from operations.
We assigned an indefinite useful life to the trade name acquired, as we did not anticipate ceasing use of the trade name in the marketplace. In March 2015, we completed the integration of InstaManager with another vacation rental software product and ceased use of the trade name in marketing activities at that time. As a result of this event, we assessed the InstaManager trade name for impairment. See further discussion of this analysis and conclusion in Note 6.
Virtual Maintenance Manager
In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”). VMM is a software-as-a-service application that facilitates the management of the end-to-end maintenance life cycle for single family and multifamily rental properties and provides property managers with enhanced visibility into their maintenance costs, manages resources, and provides enhanced business control for property managers. We integrated VMM into our existing Propertyware products.
We acquired the VMM assets for a purchase price of $1.2 million, consisting of a cash payment of $1.0 million at closing; deferred cash payments of up to $0.2 million, payable over two years after the acquisition date; and contingent cash payments of up to $2.0 million if certain revenue targets are met for the twelve months ended June 30, 2015 and 2016. The initial fair value of the deferred and contingent cash payments was $0.2 million and less than $0.1 million, respectively. The first deferred cash payment was made in the second quarter of 2015. The performance targets for the first contingent cash payment were not met and, therefore, no payment was made. Should VMM achieve the targets for the second contingent cash payment they are eligible to receive the full $2.0 million.
The acquired developed product technologies and customer relationships have useful lives of three and ten years, respectively. Goodwill and identified intangible assets associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating VMM into our existing operating structure and from anticipated synergies with our existing products. Direct acquisition costs were less than $0.1 million and this acquisition was financed from cash flows from operations.
Notivus
In May 2014, we acquired certain assets from Notivus Multi-Family LLC, including the Notivus product ("Notivus"). Notivus is a software-as-a-service application that provides an outsourced vendor credentialing solution to assist multifamily owners and managers in the credentialing and ongoing monitoring of their current and prospective vendors, suppliers, and independent contractors. We subsequently integrated Notivus into our existing Compliance Depot products.
We acquired the Notivus assets for a purchase price of $4.4 million, consisting of a cash payment of $3.6 million at closing and a deferred cash payment of up to $0.8 million, payable over two years after the acquisition date. The initial fair value of the deferred cash payment was approximately $0.8 million. The first deferred cash payment was made in the third quarter of 2015.
The acquired developed product technologies have a useful life of three years. Goodwill and identified intangible assets associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating Notivus into our existing operating structure and from anticipated synergies with our existing products. Direct costs related to this acquisition were less than $0.1 million and this acquisition was financed from cash flows from operations.

Kigo
In June 2014, we acquired all of the issued and outstanding stock of Kigo, Inc. ("Kigo"). Kigo is a software-as-a-service vacation rental booking system based in the United States with operations in Spain. Kigo offers services for vacation rental property managers that include vacation rental calendars, scheduling, reservations, accounting, channel management, website design, payment processing, and other tasks to aid the management of leads, revenue, resources, and lodging calendars. We integrated our existing vacation rental products with Kigo and launched an enhanced version of the software in March 2015.
We acquired Kigo for a purchase price of $36.2 million, consisting of a cash payment of $30.7 million and a deferred cash payment of up to $5.5 million, payable over two and a half years after the acquisition date. Interest is accrued on the deferred cash payment at a rate equal to the one-month London Interbank Offered Rate ("LIBOR"), plus a premium of 1.00%, and is payable on the date the underlying principal is due. This acquisition was financed from proceeds from our revolving credit facility and cash flows from operations. Direct acquisition costs were $0.5 million.
The acquired developed product technologies and customer relationships have useful lives of three and ten years, respectively. The trade name acquired has an indefinite useful life as we do not plan to cease using it in the marketplace. Goodwill and identified intangible assets associated with this acquisition are not deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating Kigo into our existing operating structure and from anticipated synergies with our existing products.
Purchase Price Allocation
We allocated the purchase price for InstaManager, VMM, Notivus, and Kigo as follows:

	InstaManager	VMM	Notivus	Kigo
	(in thousands)
Intangible assets:
Developed product technologies	$4,490	$671	$1,840	$2,570
Customer relationships	—	200	—	1,120
Trade names	527	—	—	602
Goodwill	4,135	358	2,852	32,996
Deferred revenue	(33)	—	(156)	—
Net deferred taxes	—	—	—	(495)
Net other assets (liabilities)	55	—	(141)	(547)
Total purchase price	$9,174	$1,229	$4,395	$36,246
At December 31, 2015 and 2014, aggregate deferred cash obligations related to acquisitions completed in 2014 totaled $6.2 million and $7.4 million, respectively. During the year ended December 31, 2015, the Company paid deferred cash obligations totaling $1.2 million related to acquisitions completed in 2014. No payments of deferred cash obligations were made in 2014 related to these acquisitions.
Aggregate contingent cash obligations related to acquisitions completed in 2014 had a carrying value of $2.3 million at December 31, 2014. The fair value of these obligations was estimated to be zero at December 31, 2015. During the years ended December 31, 2015 and 2014, we recognized a net gain of $1.8 million and $0.1 million related to changes in the fair value of the contingent cash obligations for these acquisitions. The Company paid contingent cash obligations totaling $0.5 million during 2015. No payments of contingent cash obligations were made in 2014 related to these acquisitions.
2013 Acquisitions
Seniors for Living
In February 2013, we acquired certain assets of Seniors for Living, Inc. (“SFL”). SFL was a leading performance-based marketing company that provided senior housing communities and home care companies with industry-leading referral and marketing services to help them achieve their occupancy goals. We integrated SFL with our existing senior living software solutions.
We acquired SFL for a purchase price of $2.7 million, which consisted of a cash payment of $2.3 million and two additional cash payments of $0.2 million each, due six and twelve months after the acquisition date. The acquisition-date fair value of the additional cash payments was determined to be $0.4 million. The deferred cash payments were remitted to the sellers in the fourth quarter of 2013 and the first quarter of 2014.

The acquired developed product technologies and customer relationships have useful lives of three and five years, respectively. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating SFL into our existing operating structure and from anticipated synergies with our existing products. Direct costs related to this acquisition were less than $0.1 million and the acquisition was financed from cash flows provided by operations.
RentSentinel
In March 2013, we acquired certain assets from Yield Technologies, Inc., including the RentSentinel and RentSocial products (together, “RentSentinel”). The RentSentinel software-as-a-service platform was a fully featured apartment marketing management solution for the multifamily industry. RentSocial was an apartment search service that simplified and incorporated the social marketing platform into the process of finding an apartment. We integrated RentSentinel with our existing LeaseStar product family.
We acquired RentSentinel for a purchase price of $10.5 million, which consisted of a cash payment of $7.6 million; an issuance of 72,500 shares of our common stock; and two tranches of 36,250 shares of our common stock, which were issuable twelve and 24 months after the acquisition date. The initial fair value of the shares of common stock issued at acquisition and the contingent shares of common stock were $1.5 million and $1.4 million, respectively. The common stock shares included in the two tranches were issued in the second quarters of 2014 and 2015.
The acquired developed product technologies and customer relationships have useful lives of three and nine years, respectively. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating RentSentinel into our existing operating structure and from anticipated synergies with our existing products. This acquisition was financed from cash flows provided by operations and our common stock. Direct acquisition costs were $0.1 million.
Windsor
In October 2013, we acquired substantially all of the operating assets of Windsor Compliance Services, Inc. (“Windsor Compliance”). Windsor Compliance was a firm specializing in compliance with tax credits and regulations for the affordable housing industry. We integrated Windsor Compliance with our other affordable HUD products.
We acquired Windsor Compliance for a purchase price of $2.7 million, which included a cash payment of $1.3 million at closing and additional deferred cash payments of $1.0 million and $0.5 million, due twelve and 24 months after the acquisition date, respectively. The initial fair value of the deferred cash payments was $1.4 million. The first deferred cash payment was made in the fourth quarter of 2014.
The purchase agreement also provided for the sellers to receive additional contingent compensation of up to $1.2 million in the form of RSU's issued under the Company's 2010 Equity Incentive Plan. This compensation was contingent upon Windsor achieving specified quarterly revenue targets over a period of the four quarters between June 30, 2014 and March 31, 2015. In November 2014, the purchase agreement was amended. Under this amendment, the additional contingent compensation would be paid in cash and the period for achieving the specified quarterly revenue targets was modified to the four quarters between December 31, 2014 and September 30, 2015. Windsor achieved the first two post-acquisition quarterly targets and the contingent compensation was paid in the second quarter of 2015. The last two post-acquisition targets were not met and the related contingent payments were forfeited.
Acquired customer relationships have a useful life of ten years. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating Windsor Compliance into our existing operating structure and from anticipated synergies with our existing products. This acquisition was financed from cash flows provided by operations. Direct acquisition costs were $0.1 million.
MyBuilding
In October 2013, we acquired all of the issued and outstanding capital stock of MyBuilding Inc. ("MyBuilding"). MyBuilding provided software-as-a-service solutions that facilitated the creation of online communities connecting renters to multifamily property managers, local vendors, and other renters. We integrated MyBuilding with our Resident Portal software solutions.
We acquired MyBuilding for a purchase price of $6.9 million, consisting of a cash payment of $5.2 million at closing; a deferred cash payment of up to $1.5 million, payable over two years after the acquisition date; and additional cash payments totaling up to $1.1 million if certain revenue targets were met for the years ended December 31, 2014 and 2015. The initial fair value of the deferred and contingent cash payments was $1.4 million and $0.3 million, respectively. The first two deferred cash payments were made in the fourth quarters of 2014 and 2015. MyBuilding achieved the revenue targets for the first contingent cash payment, which was paid in the first quarter of 2015.

The acquired developed product technologies and customer relationships have useful lives of three and ten years, respectively. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Goodwill and identified intangibles associated with this acquisition are not deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating MyBuilding into our existing operating structure and from anticipated synergies with our existing products. This acquisition was financed from cash flows provided by operations. Direct acquisition costs totaled $0.1 million.
Active Building
In October 2013, we acquired all of the membership interests of Active Building, LLC ("Active Building"). Active Building provided software-as-a-service solutions that facilitated the creation of online communities connecting renters to multifamily property managers, local vendors, and other renters. We integrated Active Building with our Resident Portal software solutions.
We acquired Active Building for a purchase price of $14.4 million, consisting of a cash payment of $11.3 million at closing; a deferred cash payment of up to $2.0 million, payable over three years after the acquisition date; and additional cash payments totaling up to $6.5 million if certain revenue targets were met for the years ended December 31, 2014 and 2015. The initial fair value of the deferred and contingent cash payments was $1.7 million and $1.4 million, respectively. The two deferred cash payments were made in the fourth quarters of 2014 and 2015. Active Building met the revenue targets for the first contingent cash payment, which was paid in the first quarter of 2015.
The acquired developed product technologies and customer relationships have useful lives of three and ten years, respectively. The trade name acquired has an indefinite useful life as we do not plan to cease using the trade name in the marketplace. Goodwill and identified intangibles associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of the economies of scale expected from integrating Active Building into our existing operating structure and from anticipated synergies with our existing products. This acquisition was financed from cash flows provided by operations. Direct acquisition costs totaled $0.1 million.
Purchase Price Allocation
We allocated the purchase price for SFL, RentSentinel, Windsor Compliance, MyBuilding, and Active Building as follows:

	SFL	RentSentinel	Windsor Compliance	MyBuilding	Active Building
	(in thousands)
Intangible assets:
Developed product technologies	$1,406	$4,238	$—	$1,450	$3,850
Customer relationships	161	2,390	1,230	1,000	2,650
Trade names	—	—	—	328	597
Goodwill	1,035	3,633	1,302	5,043	7,198
Deferred revenue	—	(304)	(107)	(258)	—
Net deferred taxes	—	226	—	(813)	—
Net other assets	88	313	226	111	76
Total purchase price	$2,690	$10,496	$2,651	$6,861	$14,371
At December 31, 2015 and 2014, aggregate deferred cash obligations related to acquisitions completed in 2013 totaled $1.0 million and $2.4 million, respectively. During the years ended December 31, 2015 and 2014, the Company paid deferred cash obligations totaling $1.4 million and $2.6 million, respectively, related to acquisitions completed in 2013. There were no payments of deferred cash obligations made during 2013 related to these acquisitions.
Aggregate contingent cash obligations related to acquisitions completed in 2013 totaled $1.8 million at December 31, 2014. The fair value of these obligations was estimated to be zero at December 31, 2015. During the years ended December 31, 2015 and 2014, the Company recognized a net gain of $1.1 million and $0.3 million, respectively, related to changes in the fair value of the contingent cash obligations for these acquisitions. No gain or loss was recognized related to the change in the fair value of these liabilities in 2013. The Company paid contingent cash obligations totaling $0.7 million during the year ended December 31, 2015. There were no payments of contingent cash consideration obligations made in 2014 and 2013 related to these acquisitions.
Acquisition Activity prior to 2013
We completed acquisitions in the years prior to 2013 for which deferred and contingent consideration obligations were included in the purchase consideration. There were no outstanding deferred and contingent cash obligations related to acquisitions completed prior to 2013 at December 31, 2015 or 2014. During the years ended December 31, 2014 and 2013, the Company paid deferred cash obligations related to these acquisitions totaling $1.5 million and $2.1 million, respectively. The Company paid contingent cash obligations related to these acquisitions totaling $0.2 million during both years ended December 31, 2014 and 2013. During the year ended December 31, 2013, the Company recognized a net loss of $0.5 million related to changes in the fair value of the contingent cash obligations for these acquisitions. There were no gains or losses recognized related to these acquisitions during 2014.
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for 2015 and 2014 as if the aforementioned acquisitions had occurred at the beginning of each period presented. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions, including $2.5 million and $6.5 million of amortization charges from acquired intangible assets as of December 31, 2015 and 2014, respectively. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Year Ended December 31,
	2015 Pro Forma	2014 Pro Forma
	(in thousands, except per share amounts)
	(unaudited)
Revenue:
On demand	$456,082	$403,373
On premise	2,970	3,094
Professional and other	14,588	10,835
Total revenue	473,640	417,302
Net loss	$(10,035)	$(13,346)
Net loss per share:
Basic	$(0.13)	$(0.17)
Diluted	$(0.13)	$(0.17)
4. Accounts Receivable and Other Current Assets
Trade receivables include amounts billed to our customers, primarily under our on demand subscription solutions. Trade receivables also includes amounts invoiced to customers prior to the period in which the service is provided and amounts for which we have met the requirements to recognize revenue in advance of invoicing the customer. Insurance commissions receivable consists of commissions derived from the sale of insurance products to individuals and contingent commissions related to those policies. Unearned revenue receivable consists primarily of billings for our subscription services in advance of revenue recognition.
Accounts receivable consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Trade receivables from customers	$66,839	$59,444
Insurance commissions receivable	9,671	7,764
Accounts receivable, gross	76,510	67,208
Allowance for doubtful accounts	2,318	2,363
Accounts receivable, net	$74,192	$64,845

Other current assets consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Lease-related receivables	$20,683	$450
Other current assets	2,402	1,398
Total other current assets	$23,085	$1,848
Lease-related receivables consist primarily of incentives related to a lease executed in 2015 for our new corporate headquarters in Richardson, Texas. See Note 9 for additional information regarding this lease.
5. Property, Equipment, and Software
Property, equipment, and software consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Leasehold improvements	$26,138	$22,943
Data processing and communications equipment	67,871	59,390
Furniture, fixtures, and other equipment	18,253	16,254
Software	68,972	51,915
	181,234	150,502
Less: Accumulated depreciation and amortization	(99,036)	(77,886)
Property, equipment, and software, net	$82,198	$72,616
Depreciation and amortization expense for property, equipment, and purchased software was $20.6 million, $18.9 million, and $14.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. These amounts include depreciation of assets acquired through capital leases.
The carrying amount of capitalized software development costs was $41.2 million and $32.5 million and had accumulated amortization of $14.0 million and $10.7 million at December 31, 2015 and 2014, respectively. The weighted average amortization period for capitalized software development costs was 4.2 years at December 31, 2015. During the years ended December 31, 2015, 2014, and 2013, we capitalized $10.5 million, $10.9 million, and $7.6 million of software development costs. Amortization expense related to capitalized software development costs totaled $3.3 million, $1.7 million, and $1.0 million during the years ended December 31, 2015, 2014, and 2013, respectively.
We review in-progress software development projects on a periodic basis to ensure completion is assured and the development work will be placed into service as a new product or significant product enhancement. During the year ended December 31, 2015, we identified certain projects for which software development work had ceased and it was determined the projects would be discontinued. Our analysis of the capitalized costs resulted in the conclusion that they had no value outside of the respective projects for which they were originally incurred. As a result, we recognized an impairment loss of $1.4 million during the year ended December 31, 2015, related to these costs. The impairment charges are included in the "Product development" line in the accompanying Consolidated Statements of Operations. No impairments were recognized during 2014 or 2013.
During the year ended December 31, 2015, the Company modified or terminated certain operating lease agreements for office space prior to the end of the applicable lease term. We recognized an impairment charge of $1.5 million during the year ended December 31, 2015, related to leasehold improvements associated with a modified lease. The impairment charge is included in the line "General and administrative" in the accompanying Consolidated Statements of Operations. Related to these lease modifications, we also disposed of fixed assets with a net carrying value of $1.3 million during 2015, resulting in the recognition of a net loss on disposal of $0.2 million during the period. See additional discussion of the lease changes in Note 9.
The Company purchased a perpetual software license in December 2015 for $2.5 million that was capitalized and included as a component of property, equipment, and software for the year ended December 31, 2015. Subsequent to the purchase, we employed the owner of the development company that sold us the software. The Board of Directors approved the software purchase and the employee’s compensation package, which includes stock options and restricted stock awards. These awards and our valuation methodology are further described in Note 8, Stock-based Compensation.

6. Goodwill and Identified Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014, were as follows, in thousands:

Balance at January 1, 2014	$152,422
Goodwill acquired	40,341
Other	615
Balance at December 31, 2014	193,378
Goodwill acquired	26,719
Balance at December 31, 2015	$220,097
There was no impairment of goodwill recorded in 2015, 2014, or 2013.
Changes in identified intangible assets during the years ended December 31, 2015 and 2014 were as follows:

	Weighted Average Amortization Period	December 31, 2014	Additions	Impairments	Transfers	Other	December 31, 2015
	(in years)	(in thousands)
Finite-lived intangible assets:
Developed technologies	3.2	$55,212	$14,194	$—	$—	$(27)	$69,379
Customer relationships	9.1	86,753	9,770	—	—	—	96,523
Vendor relationships	7.0	5,650	—	—	—	—	5,650
Trade names	6.9	—	83	—	5,066	—	5,149
Total finite-lived intangible assets	6.6	147,615	24,047	—	5,066	(27)	176,701
Accumulated amortization		(88,880)	(22,002)	—	—	—	(110,882)
Indefinite-lived intangible assets:
Trade names		41,350	—	(20,801)	(5,066)	(22)	15,461
Intangible assets, net		$100,085	2,045	(20,801)	—	(49)	$81,280

	Weighted Average Amortization Period	December 31, 2013	Additions	Impairments	Transfers	Other	December 31, 2014
	(in years)	(in thousands)
Finite-lived intangible assets:
Developed technologies	3.2	$45,014	$10,315	$—	$—	$(117)	$55,212
Customer relationships	9.0	85,823	930	—	—	—	86,753
Vendor relationships	7.0	5,650	—	—	—	—	5,650
Total finite-lived intangible assets	6.7	136,487	11,245	—	—	(117)	147,615
Accumulated amortization		(68,164)	(20,716)	—	—	—	(88,880)
Indefinite-lived intangible assets:
Trade names		40,492	1,129	(304)	—	33	41,350
Intangible assets, net		$108,815	(8,342)	(304)	—	(84)	$100,085
Amortization expense for finite-lived intangible assets totaled $22.0 million, $20.7 million, and $16.6 million during the years ended December 31, 2015, 2014, and 2013, respectively.

The following table sets forth the estimated amortization of intangible assets for the years ending December 31, in thousands:

2016	$20,518
2017	14,691
2018	9,674
2019	6,805
2020	5,606
We test intangible assets with indefinite lives for impairment on an annual basis in the fourth quarter of each year. As a result of the annual analysis, we identified an impairment of the MyNewPlace trade name in the amount of $0.3 million in the fourth quarter of 2014. The impairment was the result of declines in actual and anticipated lead-generation revenues attributable to historically high occupancy levels in the multifamily market.
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
In connection with the preparation of the third quarter 2015 financial statements, the Company identified indicators requiring the assessment of certain indefinite-lived trade names for impairment, primarily associated with the Company's 2011 acquisition of MyNewPlace. Identified indicators included declines in actual and anticipated lead-generation revenues and a change in the Company's long-term marketing strategy. As a result, the Company analyzed these intangible assets and recorded a $20.3 million impairment charge during the third quarter of 2015, representing the amount by which the carrying value of the indefinite-lived trade names exceeded their estimated fair value. Given the change in the Company's long-term marketing strategy and anticipated use of the trade names, the remaining balance was reclassified to finite-lived intangible assets as of September 30, 2015, which will be amortized on a straight-line basis over an estimated useful life of seven years. See Note 12 for discussion of the methodology and inputs utilized by the Company to estimate the fair value of these indefinite-lived trade names.
7. Debt
2014 Credit Facility
On September 30, 2014, the Company entered into an agreement for a secured revolving credit facility to refinance our outstanding revolving loans. This credit facility provides an aggregate principal amount of up to $200.0 million, with sub-limits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The credit facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our consolidated net leverage ratio to exceed 3.25 to 1.00. The consolidated net leverage ratio compares the Company’s consolidated funded indebtedness to its consolidated EBIDTA, as defined in the agreement. Advances under the credit facility may be voluntarily prepaid and re-borrowed. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75%. The base LIBOR rate, at our discretion, is equal to either the one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the applicable margin is determined based upon our consolidated net leverage ratio. Accumulated interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR rate. The credit facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the credit facility. All outstanding principal and accrued and unpaid interest is due upon the credit facility's maturity on September 30, 2019. Subsequent to December 31, 2015, we amended the credit facility to fund a term loan as further described in Note 17, Subsequent Events.
Our credit facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Our credit facility additionally contains customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous fiscal consecutive quarters' consolidated EBITDA to our interest expense, cannot be less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, cannot be greater than 3.50 to

1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. As of December 31, 2015, we were in compliance with the covenants under our credit facility.
The credit facility contains customary events of default, subject to customary cure periods for certain defaults, that include, among others, non-payment defaults; covenant defaults; material judgment defaults; bankruptcy and insolvency defaults; cross-defaults to certain other material indebtedness; ERISA defaults; inaccuracy of representations and warranties; and a change in control default. In the event of a default on our credit facility, the obligations under the credit facility could be accelerated, the applicable interest rate under the credit facility could be increased, the loan commitments could be terminated, our subsidiaries that have guaranteed the credit facility could be required to pay the obligations in full, and our lenders would be permitted to exercise remedies with respect to all of the collateral that is securing the credit facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default that is not cured or waived could have a material adverse effect on our liquidity and financial condition.
As of December 31, 2015 and 2014, we had $40.0 million and $20.0 million, respectively, outstanding under our revolving line of credit. The weighted-average interest rate of short-term borrowings during the years ended December 31, 2015 and 2014 was 1.58% and 2.13%, respectively. As of December 31, 2015, $160.0 million was available under our revolving line of credit, of which $10.0 million was available for the issuance of letters of credit. We had unamortized debt issuance costs of $1.0 million and $1.3 million at December 31, 2015 and 2014, respectively.
Previous Credit Facility
Our previous secured revolving credit facility had an aggregate principal amount of up to $150.0 million, subject to a borrowing formula, with a sublimit of $10.0 million for the issuance of letters of credit on our behalf. At our option, the borrowings accrued interest at a per annum rate equal to either LIBOR or Wells Fargo’s prime rate (or, if greater, the Federal Funds Rate plus 0.50% or three month LIBOR plus 1.00%), in each case plus a margin ranging from 2.00% to 2.50%, in the case of LIBOR loans, and 0.00% to 0.25% in the case of prime rate loans, in each case based upon our senior leverage ratio. The interest was due and payable monthly, in arrears, for loans bearing interest at the prime rate and at the end of the applicable one, two, or three month interest period in the case of loans bearing interest at the adjusted LIBOR rate.
8. Stock-based Compensation
Our Amended and Restated 1998 Stock Incentive Plan (“Stock Incentive Plan”) provided for awards which could be granted in the form of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, and performance restricted stock. In August 2010, we discontinued issuance of new awards under the Stock Incentive Plan and concurrently adopted the 2010 Equity Incentive Plan ("Equity Incentive Plan"). The Equity Incentive Plan provides for awards which may be granted in the form of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares under substantially the same terms as the Stock Incentive Plan.
In January 2015, the Equity Incentive Plan was amended to prohibit the repricing of stock options and stock appreciation rights other than in connection with a change in the Company's corporate structure. In April 2015, the Equity Incentive Plan was amended to increase the value of the automatic annual award of restricted stock received by outside directors, adjust the vesting of such awards to occur ratably over a period of four calendar quarters, and modify the timing and pro ration of awards for independent directors initially elected or appointed on a date other than April 1st.
We also grant awards to our directors in accordance with the Board of Directors Policy (“Board Plan”). Prior to 2010, these awards were generally in the form of stock options. Beginning in 2010, the awards granted to our directors are generally in the form of restricted stock. The awards granted to directors generally vest immediately; however, should a director leave the board, we have the right to repurchase shares as if the awards vested on a pro rata basis.
In connection with our acquisition of Multifamily Technology Solutions, Inc. ("MTS"), on August 24, 2011, we assumed 349,693 non-qualified and incentive stock options granted from MTS’s 2005 Equity Incentive Plan (“MTS Plan”) for 96 employees. Assumed options were converted to equivalent stock-based awards of RealPage based on the ratio of our fair market value of stock to the fair market value of MTS’s stock on the acquisition date. The number of shares and ratio of exercise price to market price were equitably adjusted to preserve the intrinsic value of the awards as of immediately prior to the acquisition. The conversion was accounted for as a modification, which did not result in an incremental increase in the fair value of the assumed option awards. The majority of assumed options vest over a four-year period at a rate of 25% or 20% after one year and then monthly on a straight-line basis thereafter while others vest ratably over a four-year period. Options granted generally are exercisable up to ten years. No further options will be granted under the MTS Plan.
Our board of directors periodically approves increases to the number of shares of common stock reserved for issuance under the Equity Incentive Plan. At both December 31, 2015 and 2014, 25,634,259 shares of the Company's common stock were reserved for awards under the Equity Incentive Plan. The exercise of stock options and restricted stock units are fulfilled through the issuance of previously authorized but unissued common stock shares.

Total compensation expense related to our stock-based compensation plans was $38.1 million, $37.1 million, and $29.7 million, for the years ended December 31, 2015, 2014, and 2013, respectively. During the years ended December 31, 2015, 2014, and 2013 we recognized a tax benefit of $14.4 million, $14.0 million, and $11.2 million, respectively. Total unrecognized compensation expense related to our stock-based compensation plans was $45.6 million at December 31, 2015, and is expected to be recognized over a weighted average period of 1.7 years. Cash proceeds related to stock-based compensation transactions totaled $12.1 million, $9.9 million, and $10.6 million during the years ended December 31, 2015, 2014, and 2013, respectively.
Stock Option Awards
Stock options granted prior to February 2014 generally vest over a period of sixteen quarters, with 75% vesting ratably over fifteen quarters and the remaining 25% vesting in the sixteenth quarter. Beginning in February 2014, stock options granted generally vest ratably over a period of twelve quarters. Expense is recognized over the requisite service period in a manner that reflects the vesting of the related awards. Awards under the plan generally expire ten years from the date of the grant. All outstanding options were granted at exercise prices equal to or exceeding our estimate of the fair market value of our common stock at the date of grant.
The following table summarizes stock option transactions under our Stock Incentive Plan, Equity Incentive Plan, Board Plan, and MTS Plan:

	Number of Shares	Range of Exercise Prices			Weighted Average Exercise Price
Balance, January 1, 2013	5,858,613	$0.91	–	$29.50	$13.97
Granted	2,421,124	19.78	–	25.70	22.20
Exercised	(1,556,865)	0.91	–	25.24	6.81
Forfeited/cancelled	(800,470)	4.28	–	29.50	18.71
Expired	(7,600)	24.03	–	24.64	24.35
Balance, December 31, 2013	5,914,802	0.91	–	29.50	18.56
Granted	1,934,031	15.19	–	21.54	17.68
Exercised	(907,765)	0.91	–	21.60	10.92
Forfeited/cancelled	(1,336,894)	4.28	–	29.50	20.93
Expired	(37,286)	19.78	–	24.64	24.02
Balance, December 31, 2014	5,566,888	0.91	–	29.50	18.89
Granted	2,434,198	18.79	–	23.10	19.81
Exercised	(809,303)	0.91	–	21.60	14.97
Forfeited/cancelled	(1,389,910)	5.04	–	29.50	20.54
Balance, December 31, 2015	5,801,873	0.91	–	29.50	19.43
The below table provides information regarding outstanding stock options which were fully vested and expected to vest and exercisable options at December 31:

	2015		2014
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of options	5,795,711	2,843,655	5,545,427	2,455,134
Weighted-average remaining contractual term (in years)	7.5	6.4	7.7	6.6
Weighted-average exercise price	$19.43	$18.67	$18.88	$17.04
Aggregate intrinsic value, in thousands	$21,080	$13,316	$22,012	$14,704
The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013, was $5.0 million, $8.5 million, and $23.3 million, respectively.

The fair value of each stock option grant was estimated as of the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2015	2014	2013
Risk-free interest rate	1.5%	1.3%	1.3%
Expected option life (in years)	4.6	4.4	6.0
Forfeiture rate	0.0%	0.0%	0.9%
Expected volatility	42.3%	42.8%	48.5%
Weighted-average grant date fair value	$7.42	$6.44	$10.37
Risk-free interest rate. This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.
Expected option life. This is the period of time that the options granted are expected to remain outstanding. This estimate is primarily based on the historical experience of the plans.
Forfeiture rate. This is the projected annual rate at which we expect awards to be forfeited in the future.
Expected volatility. Volatility is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We arrived at a volatility rate after considering our expected and historical volatility rates and the volatility rates of publicly traded peers.
Dividend yield. This metric indicates how much the Company is expected to pay out in dividends relative to its share price during a period. We utilized a dividend yield of zero in estimating the fair value of stock options awarded in 2015, 2014, and 2013 as we do not anticipate paying dividends in the foreseeable future.
Restricted Stock Awards
Restricted stock awards entitle the holder to receive shares of our common stock as the award vests. Grants of restricted stock are classified as time-based, market-based, or performance-based depending on the vesting criteria of the award.
Time-based restricted stock awards:
Time-based restricted stock awards granted prior to February 2014 generally vest ratably over sixteen quarters following the date of grant. Beginning in February 2014, time-based restricted stock awards granted generally vest over a period of twelve quarters following the grant date. The fair value of time-based restricted stock awards is based on the closing price of our common stock on the date of grant. Compensation expense for time-based restricted stock awards is recognized over the vesting period on a straight-line basis.
During the years ended December 31, 2015, 2014, and 2013, time-based restricted shares with an aggregate grant-date fair value of $21.5 million, $23.3 million, and $15.2 million vested, respectively.
A summary of time-based restricted stock award activity is presented in the table below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2013	1,360,947	$21.58
Granted	1,747,501	22.09
Vested	(712,434)	21.30
Forfeited/cancelled	(305,211)	21.58
Non-vested shares at December 31, 2013	2,090,803	22.10
Granted	1,238,226	17.69
Vested	(1,101,143)	21.18
Forfeited/cancelled	(603,367)	20.36
Non-vested shares at December 31, 2014	1,624,519	20.01
Granted	913,077	19.84
Vested	(1,077,102)	19.78
Forfeited/cancelled	(391,788)	18.65
Non-vested shares at December 31, 2015	1,068,706	20.05

Market-based restricted stock awards:
Market-based restricted stock awards become eligible for vesting upon on the achievement of specific market-based conditions based on the per share price of the Company's common stock. The shares vest quarterly, generally over a period of one year, following the date they became eligible for vesting.
A summary of market-based restricted stock award activity is presented in the table below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2014	—	$—
Granted	520,000	11.26
Vested	—	—
Forfeited/cancelled	—	—
Balance at December 31, 2014	520,000	11.26
Granted	691,165	11.59
Vested	—	—
Forfeited/cancelled	(196,070)	9.39
Balance at December 31, 2015	1,015,095	11.85
We estimate the fair value of market-based restricted stock awards using a discrete model to analyze the fair value of the subject shares. The discrete model utilizes multiple stock price-paths, through the use of Monte Carlo simulation, which are then analyzed to determine the fair value of the subject shares. The weighted average of assumptions used to value awards granted during 2015 and 2014 were as follows:

	2015	2014
Risk-free interest rate	1.1%	1.1%
Expected volatility	38.7%	43.6%
Risk-free interest rate. We estimated the risk-free rate from the three year U.S. Treasury strip note yield curve as of the valuation date.
Expected volatility. We estimated the volatility rate based on consideration of our expected and historical volatility rates and the rates of our publicly traded peers.
Expense related to the market-based restricted stock awards is recognized over the requisite service period using the graded-vesting attribution method. The requisite service period is a measure of the expected time to achieve the specified market condition plus the time-based vesting period. The expected time to achieve the market condition is estimated utilizing a Monte Carlo simulation, considering only those stock price-paths in which the market condition was achieved. The estimated requisite service period for market-based restricted stock shares issued in 2015 ranged from five to eleven quarters. Market-based restricted stock awards granted in 2014 had requisite service periods ranging between eight and ten quarters.
Performance-based restricted stock awards:
The Company has also granted performance-based restricted stock awards. These awards become eligible to vest if specified performance targets are achieved prior to the performance deadline. Subsequent to achievement of the performance target the awards vest quarterly over the one year service period. The performance-based restricted stock awards are forfeited if the performance targets are not achieved prior to the performance deadline. Compensation expense for performance-based restricted stock awards is recognized on a straight-line basis over the requisite service period, which includes both the performance period and the subsequent time-based vesting period. Expense is only recognized if it is determined that achievement of the performance condition is probable. The fair value of performance-based restricted stock awards is based on the closing price of our common stock on the date of grant.

A summary of performance-based restricted stock award activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2013	275,257	$22.46
Granted	100,000	21.60
Vested	(31,902)	17.99
Forfeited/cancelled	(273,355)	23.40
Non-vested shares at December 31, 2013	70,000	18.10
Granted	—	—
Vested	—	—
Forfeited/cancelled	(70,000)	18.10
Non-vested shares at December 31, 2014	—	—
Granted	20,000	18.79
Vested	—	—
Forfeited/cancelled	—	—
Non-vested shares at December 31, 2015	20,000	18.79
9. Commitments and Contingencies
Lease Commitments
In the first quarter of 2013, we entered into a capital lease agreement for software that expires in 2016. Amortization of the leased assets is recognized on a straight-line basis.
The assets under the capital lease were as follows at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Software	$1,977	$1,977
Less: Accumulated amortization	(1,694)	(1,110)
Assets under capital lease, net	$283	$867
Amortization expense relating to capital leases is included in depreciation expense in the accompanying financial statements. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2015 were as follows, in thousands:

2016	$294
Thereafter	—
Total minimum lease payments	294
Less amount representing average interest of 2.2%	(2)
292
Less current portion	(292)
Long-term portion	$—
The Company leases office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2028 and provide for renewal options. The agreements generally require the Company to pay for executory costs such as real estate taxes, insurance, and repairs. Additionally, the Company has entered into sublease agreements for certain of its leased office facilities. These sublease agreements expire through 2017.
In May 2015, the Company entered into a lease agreement for office space located in Richardson, Texas. The lease is for a term of twelve years, beginning in 2016, and includes optional extension periods. The lease agreement contains provisions for rent escalations over the term of the lease and leasehold improvement incentives. At December 31, 2015, we had a receivable for incentives under this lease of $19.4 million, which is included in other current assets in the accompanying Consolidated Balance Sheets. Deferred rent related to these incentives and other provisions of the lease totaled $21.5 million and is classified as current or long term in the balance sheet based upon when the deferred amounts are expected to be recognized. Similar to our other operating leases, the agreement requires the Company to pay for executory costs such as real estate taxes, insurance, and utilities. In July 2015, the Company entered into an amendment to the lease agreement which increased the amount of leased space.
During 2015, the Company vacated our leased office space in Westlake Village, California; Chicago, Illinois; and Charlotte, North Carolina. During the same period we entered into a modification agreement related to the leased office space in San Francisco, California whereby the amount of leased space was reduced. These modifications were made to consolidate our operations and reduce operating costs. Related to the above changes, we recognized a cease-use liability in the amount of $0.2 million. The cease-use liability reflects the fair value of the remaining net cash flows related to our continuing obligations under the leases, net of estimated sub-rents. Additionally, we recognized a reduction of our accrued lease liability in the amount of $0.9 million related to lease incentives for the San Francisco office. These adjustments are reflected in the "General and administrative" line in the accompanying Consolidated Statements of Operations.
Minimum annual rental commitments under non-cancellable operating leases and total minimum rentals to be received under non-cancellable subleases were as follows at December 31, 2015:

	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
	(in thousands)
2016	$10,148	$354	$9,794
2017	9,721	140	9,581
2018	9,800	—	9,800
2019	9,143	—	9,143
2020	7,482	—	7,482
Thereafter	55,732	—	55,732
	$102,026	$494	$101,532
Rent expense was $10.9 million, $11.1 million, and $9.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. Income from subleases was $0.4 million for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, income from subleases was $0.1 million.
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer's or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2015 or 2014.
In the ordinary course of our business, we enter into standard indemnification provisions in our agreements with our customers. Pursuant to these provisions, we indemnify our customers for losses suffered or incurred in connection with third-party claims that our products infringed upon any U.S. patent, copyright, trademark, or other intellectual property right. Where applicable, we generally limit such infringement indemnities to those claims directed solely to our products and not in combination with other software or products. With respect to our products, we also generally reserve the right to resolve such claims by designing a non-infringing alternative, by obtaining a license on reasonable terms, or by terminating our relationship with the customer and refunding the customer’s fees.
The potential amount of future payments to defend lawsuits or settle claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnity provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of December 31, 2015 or 2014.
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
In March 2015, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Stokes v. RealPage, Inc., Case No. 2:15-cv-01520. On January 25, 2016, the court entered an order placing the case in suspense until the United States Supreme Court issues its decision in Spokeo, Inc. v. Robins. In

November 2014, the Company was named in a purported class action lawsuit in the United States District Court for the Eastern District of Virginia, styled Jenkins v. RealPage, Inc., Case No. 3:14cv758. This case has since been transferred to the United States District Court for the Eastern District of Pennsylvania. On January 25, 2016, the court entered an order placing the case in suspense until the United States Supreme Court issues its decision in Spokeo, Inc. v. Robins. We intend to defend each case vigorously.
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
At December 31, 2015, we had accrued amounts for estimated settlement losses related to legal matters. No amounts for estimated settlement losses for legal matters, were accrued at December 31, 2014.
During 2014, we expensed $4.7 million, inclusive of the settlements and other associated costs, related to litigation settled during that period. The litigation related to reimbursement claims made against us, each by a primary and an excess layer errors and omissions insurance carrier. The carriers were seeking reimbursement of claims formerly funded by them relating to a litigation matter settled in 2012.
We are involved in other litigation matters not listed above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
10. Net (Loss) Income per Share
Basic net (loss) income per share was computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share was computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 912,257, 1,273,889, and 1,058,334 shares were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the years ended December 31, 2015, 2014, and 2013, respectively.
The following table presents the calculation of basic and diluted net (loss) income per share attributable to common stockholders:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(9,218)	$(10,274)	$20,692
Denominator:
Basic:
Weighted average common shares used in computing basic net (loss) income per share	76,689	76,991	74,962
Diluted:
Weighted average common shares used in computing basic net (loss) income per share	76,689	76,991	74,962
Add weighted average effect of dilutive securities:
Stock options and restricted stock	—	—	1,225
Weighted average common shares used in computing diluted net (loss) income per share	76,689	76,991	76,187
Net (loss) income per common share attributable to common stockholders:
Basic	$(0.12)	$(0.13)	$0.28
Diluted	$(0.12)	$(0.13)	$0.27

11. Income Taxes
The domestic and foreign components of (loss) income before income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$(15,777)	$(18,768)	$19,230
Foreign	2,713	2,161	1,252
Total	$(13,064)	$(16,607)	$20,482
Our benefit for income taxes consisted of the following components:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$162	$—	$—
State	797	437	1,886
Foreign	414	550	421
Total current income tax expense	1,373	987	2,307
Deferred:
Federal	(5,075)	(6,611)	(1,832)
State	156	(460)	(619)
Foreign	(300)	(249)	(66)
Total deferred income tax benefit	(5,219)	(7,320)	(2,517)
Total income tax benefit	$(3,846)	$(6,333)	$(210)
The reconciliation of our income tax benefit computed at the U.S. federal statutory tax rate to the actual income tax benefit is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Expense derived by applying the Federal income tax rate to (loss) income before taxes	$(4,572)	$(5,813)	$7,169
State income tax, net of federal benefit	561	(177)	607
Foreign income tax	(813)	(477)	(170)
Change in valuation allowance	—	—	(9,087)
Benefit of assets not previously recognized	—	(516)	—
Nondeductible expenses	418	454	644
Fair value adjustment on stock acquisition	(52)	(28)	487
Stock-based compensation	209	223	139
Reduction in available Federal NOL	350	—	—
Other	53	1	1
	$(3,846)	$(6,333)	$(210)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Reserves, deferred revenue and accrued liabilities	$8,107	$6,392
Stock-based compensation	15,112	12,238
Net operating loss carryforwards and tax credits	13,733	22,348
Total deferred tax assets	36,952	40,978
Deferred tax liabilities:
Property, equipment, and software	(10,041)	(8,217)
Intangible assets	(11,563)	(21,965)
Other	(3,297)	(2,459)
Total deferred tax liabilities	(24,901)	(32,641)
Net deferred tax assets	$12,051	$8,337
We periodically evaluate the realizability of our deferred tax assets. If we determine that it is more likely than not that all or a portion of such assets are not realizable, we provide a valuation allowance against the assets. We determined that no valuation allowance was required at December 31, 2015 or 2014. During 2013, we determined that previously recorded valuation allowances of approximately $9.1 million were no longer required; and, accordingly, we reversed such allowances resulting in a tax benefit for that period. The determination of the level of valuation allowance, if any, required at any time is based on a forecast of future taxable income that includes many judgments and assumptions. Accordingly, it is at least reasonably possible that future changes in one or more assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.
The acquisition of the stock of Kigo, Inc. in 2014 resulted in an additional net deferred tax liability of $0.5 million. This net liability includes a deferred tax liability of $1.5 million related to intangibles that are not subject to amortization for tax purposes and a deferred tax asset of $1.0 million related to net operating loss ("NOL") carryforwards.
Our tax-effected federal and state NOL carryforwards of $11.2 million and $1.5 million, respectively, and our combined federal and state tax credits of $1.0 million comprise a major component of our deferred tax assets. If not used, the underlying gross federal NOLs totaling $31.9 million will begin to expire in 2022 and the underlying state NOLs totaling $24.0 million will begin to expire in 2016, with less than $1.0 million expiring in the next five years. Approximately $0.1 million of our credits expire in 2026, and the balance have no expiration date.
In addition to the NOLs just described, we also have gross federal and state NOLs of $129.2 million and $43.5 million, respectively, for which we have not recognized benefit for financial reporting purposes. These unrecognized NOLs result from the excess of the equity compensation deductions taken on our tax returns over the expense recognized for financial reporting purposes. The benefit from these excess stock compensation federal and state NOLs of approximately $45.2 million and $2.0 million, respectively, will be credited to additional paid-in capital if realized. We use the "with-and-without" method, as described in ASC 740, for purposes of determining when excess tax benefits have been realized. In 2015 and 2014, we recognized excess stock compensation benefits of $0.4 million and $2.2 million, respectively.
Net operating losses that we have generated are not currently subject to the carryforward limitation in Section 382 of the Internal Revenue Code (“Section 382 limitation”); however, $18.3 million of net operating losses generated by our subsidiaries prior to our acquisition of them are subject to the Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2031. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period also may limit utilization of the federal net operating loss carryforwards.
Our subsidiary in Hyderabad, India benefited from a tax holiday granted under the Software Technology Parks of India program that began upon commencement of business operations in 2008 and continued through March 31, 2011. During this holiday period we were required to pay a minimum alternative tax which was available to reduce our post-holiday tax liability. Effective July 8, 2013, this subsidiary began to benefit from a tax holiday under the Special Economic Zone program. This benefit was initially granted for a five year period and applies to a portion of our operations in this location. The expiration of this tax holiday will increase our effective income tax rate. As a result of this tax holiday, the Company realized tax savings of $0.4 million, $0.2 million, and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Our subsidiary in Manila, Philippines has benefited from income tax holiday incentives in the Philippines pursuant to the registrations with the Philippine Economic Zone Authority, or PEZA. Under such PEZA registrations, the income tax holiday of our PEZA-registered project in the Philippines expired in December 2015. We have filed an application to extend the tax holiday for an additional two years. If the application is not accepted, the expiration of this tax holiday will increase our effective income tax rate beginning in 2016. Tax savings realized under the Philippine tax holiday incentives were $0.3 million, $0.2 million, and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.
We have recognized no provision for U.S federal and state income taxes on the undistributed earnings of approximately $6.2 million relating to our foreign subsidiaries as such earnings are expected to be reinvested and are considered permanent in duration. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits of up to $2.4 million.
Uncertain Tax Positions
At December 31, 2015 and 2014, we had no unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense, and as of December 31, 2015 and 2014, there were no accrued interest and penalties.
We file consolidated and separate tax returns in the U.S. federal jurisdiction and five foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2012 and are no longer subject to state and local income tax examinations by tax authorities for years before 2011; however, net operating losses from all years continue to be subject to examinations and adjustments for at least three years following the year in which the attributes are used. We are not currently under income tax audit in any federal, state or foreign jurisdiction.
In July 2015, the Company filed amended 2012 and 2013 income tax returns for selected states to correct certain items that were improperly deducted, as determined by the Company subsequent to the initial filings. The primary effect of the amended returns was an immaterial increase in our current state income tax liability and a reduction of our state net operating loss deferred tax asset, net of federal benefit, of approximately $0.6 million.
12. Fair Value Measurements
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
Level 2 - Inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable, and market-corroborated inputs which are derived principally from or corroborated by observable market data.
Level 3 - Inputs are derived from valuation techniques in which one or more of the significant inputs or value drivers are unobservable.
The categorization of an asset or liability within the fair value hierarchy is based on the inputs described above and does not necessarily correspond to the Company’s perceived risk of that asset or liability. Moreover, the methods used by the Company may produce a fair value calculation that is not indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments and non-financial assets and liabilities could result in a different fair value measurement at the reporting date.
Assets and liabilities measured at fair value on a recurring basis:
Contingent consideration obligations
Contingent consideration obligations consist of potential obligations related to our acquisition activity. The amount to be paid under these obligations is contingent upon the achievement of stipulated operational or financial targets by the business subsequent to acquisition. The fair value of contingent consideration obligations is estimated using a probability weighted discount model which considers the achievement of the conditions upon which the respective contingent obligation is dependent. The probability of achieving the specified conditions is assessed by applying a Monte Carlo weighted-average model. Inputs into the valuation model include a discount rate specific to the acquired entity, a measure of the estimated volatility, and the risk free rate of return.

Significant unobservable inputs used in the contingent consideration fair value measurements included the following at December 31, 2015 and 2014:

	2015	2014
Discount rates	15.8 - 60.0%	22.5 - 64.0%
Volatility rates	37.0 - 53.5%	45.0 - 48.0%
Risk free rate of return	0.5 - 0.9%	0.1 - 0.2%
In addition to the inputs described above, the fair value estimates consider the projected future operating or financial results for the factor upon which the respective contingent obligation is dependent. The fair value estimates are generally sensitive to changes in these projections. We develop the projected future operating results based on an analysis of historical results, market conditions, and the expected impact of anticipated changes in our overall business and/or product strategies.
The following table discloses the liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Contingent consideration related to the acquisition of:
Indatus	$814	$—	$—	$814
VRX	27	—	—	27
	$841	$—	$—	$841

	Fair value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Contingent consideration related to the acquisition of:
Active Building	$1,566	$—	$—	$1,566
MyBuilding	248	—	—	248
InstaManager	2,335	—	—	2,335
VMM	1	—	—	1
	$4,150	$—	$—	$4,150
There were no assets measured at fair value on a recurring basis at December 31, 2015 and 2014. There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the years ended December 31, 2015 and 2014.
Changes in the fair value of Level 3 measurements for the reporting periods were as follows during the years ended December 31, 2015 and 2014, in thousands:

Balance, January 1, 2014	$1,827
Initial contingent consideration	2,939
Settlements through cash payments	(229)
Net gain on change in fair value	(387)
Balance, December 31, 2014	4,150
Initial contingent consideration	1,414
Settlements through cash payments	(1,179)
Net gain on change in fair value	(3,544)
Balance, December 31, 2015	$841
Gains and losses resulting from changes in the fair value of the above liabilities are included in "General and administrative" expense in the accompanying Consolidated Statements of Operations. The Company recognized net gains in the amount of $3.7 million and $0.4 million during the years ended December 31, 2015 and 2014, respectively, related to contingent consideration obligations which were unsettled at the end of the respective period.

Assets and liabilities measured at fair value on a non-recurring basis:
During 2015, the Company identified triggering events which required the assessment of impairment for certain trade names related to prior acquisitions. The fair value of the trade names was determined through an income approach utilizing projected discounted cash flows. This method is consistent with the method the Company has employed in prior periods to value other indefinite-lived assets. Impairments of the trade names were determined by comparing the estimated fair value to the related carrying value. The inputs utilized in the discounted cash flow analysis are classified as Level 3 inputs within the fair value hierarchy. Significant unobservable inputs used in deriving the fair value included the royalty rate applied to the projected revenue stream and the discount rate used to determine the present value of the estimated future cash flows. Through the application of this approach, we concluded the aggregate fair value of the trade names was $5.1 million at September 30, 2015. The Company believes that the methods and assumptions used to determine the fair value of the trade names were reasonable. See Note 6 for further discussion of these impairments.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2015. There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2014.
13. Stockholders' Equity
On May 6, 2014, the board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock for a period of up to one year after the approval date. In May 2015, our board of directors approved an extension of the share repurchase program through May 6, 2016, permitting the repurchase of up to $50.0 million of our common stock during the period commencing on the extension date and ending on May 6, 2016.
During the twelve months ended December 31, 2015 and 2014, the Company repurchased 1,798,199 and 966,595 shares, respectively, under the share repurchase program. These shares were repurchased at a weighted average cost of $19.51 and $16.06 per share and a total cost of $35.1 million and $15.5 million, respectively.
In May 2015, the board of directors authorized the retirement of all shares acquired under the stock repurchase program through May 8, 2015 and any future shares repurchased under the program. During the year ended December 31, 2015, the Company retired 2,764,794 shares of our common stock.
14. Funds Held for Others
In connection with our payment processing services, we collect tenant funds and subsequently remit these tenant funds to our customers after varying holding periods. These funds are settled through our Originating Depository Financial Institution (“ODFI”) custodial accounts at major banks. The ODFI custodial account balances were $83.0 million and $83.7 million at December 31, 2015 and 2014, respectively. The ODFI custodial account balances are included in our Consolidated Balance Sheets as restricted cash. The corresponding liability for these custodial balances is reflected as customer deposits. In connection with the timing of our payment processing services, we are exposed to credit risk in the event of nonperformance by other parties, such as returned checks. We utilize credit analysis and other controls to manage the credit risk exposure. We have not experienced any credit losses to date. Any expected losses are included in our accounts receivable allowance on our Consolidated Balance Sheets.
The ODFI custodial accounts are in the name of RealPage Payment Processing Services, Inc. (“RPPS”), a bankruptcy-remote, special-purpose entity, that is a wholly owned subsidiary of the Company. We provide processing and administrative services to RPPS through a services agreement. The obligations of RPPS under the ODFI custodial account agreement are guaranteed by us.
In connection with our renter insurance products, we collect premiums from policy holders and subsequently remit the premium, net of our commission, to the underwriter. We maintain separate accounts for these transactions. We had $1.3 million and $1.7 million in restricted cash and $1.3 million and $1.7 million in customer deposits related to these insurance products at December 31, 2015 and 2014, respectively. Additionally, we had $1.2 million and $0.1 million in restricted cash and $1.1 million and $0.1 million in customer deposits relating to our utility management solution at December 31, 2015 and 2014, respectively.
15. Employee Benefit Plans
In 1998, our board of directors approved a defined contribution plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code. Our 401(k) Plan (“Plan”) covers substantially all employees who meet a minimum service requirement. Contributions of $1.9 million, $1.3 million, and $0.9 million were made by us for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company sponsors various retirement plans for its non-U.S. employees. Accrued liabilities related to obligations under these plans totaled $0.7 million and $0.6 million as of December 31, 2015 and 2014, respectively, and are included in the line, "Other long-term liabilities" in the accompanying Consolidated Balance Sheets.

16. Selected Quarterly Financial Data (unaudited)
Certain components of quarterly net income (loss) disclosed below differ from those as reported in the Company's respective quarterly reports on Form 10-Q filed in 2015. Specifically, certain amounts included in cost of revenue in the quarterly reports have been reclassified as sales and marketing expense, resulting in a change to gross profit, to conform to the presentation in the Consolidated Statements of Operations in this Annual Report on Form 10-K. This reclassification did not result in a change in net income (loss) during the respective interim periods.
The above reclassification resulted in an increase in gross profit of $1.0 million during each of the three month periods ended June 30, 2015 and September 30, 2015, and an increase in gross profit of $0.1 million during the three month period ended March 31, 2015. The following selected unaudited quarterly financial information for the years ended December 31, 2015 and 2014 reflects results which have been adjusted for the reclassifications discussed above (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
		Adjusted	Adjusted	Adjusted
Revenue:
On demand	$117,090	$116,772	$110,640	$106,460	$101,261	$100,747	$91,606	$97,008
On premise	669	834	726	741	648	755	826	865
Professional and other	3,941	3,982	3,396	3,269	2,555	3,034	2,556	2,690
Total revenue	121,700	121,588	114,762	110,470	104,464	104,536	94,988	100,563
Gross profit	70,882	69,848	66,269	62,908	57,946	58,225	52,873	60,636
Net income (loss)	3,900	(8,192)	(3,318)	(1,608)	110	(3,257)	(6,291)	(836)
Net income (loss) per share attributable to common stockholders
Basic and Diluted	$0.05	$(0.11)	$(0.04)	$(0.02)	$0.00	$(0.04)	$(0.08)	$(0.01)
The above financial information should be read in conjunction with the consolidated financial statements and notes thereto included herein.
17. Subsequent Events
Amended 2014 Credit Facility
On February 26, 2016, the Company executed an amendment (the “Amendment”) to the Credit Agreement (as amended, the “Credit Agreement”) with each of the lenders party thereto (the “Lenders”) and Wells Fargo Bank, National Association, as administrative agent (the “Agent”). The Amendment amends certain terms of the existing credit agreement to provide for an incremental $125.0 million term loan (the “Term Loan”) that is coterminous with the existing revolving facility which matures on September 30, 2019. With the new Term Loan and the existing $200.0 million revolving facility, the Credit Agreement now includes $325 million of drawn or available credit. Principal payments on the Term Loan are $0.8 million, due quarterly, with interest in arrears, and the first payment is due on June 30, 2016. Beginning June 30, 2017, the quarterly principal amount for the Term Loan increases to $1.6 million for the next eight quarterly payments. In the final year of the Term Loan, a quarterly principal payment of $3.1 million is due on June 30, 2019, with any remaining principal due at the Term Loan maturity date of September 30, 2019. The Term Loan is subject to mandatory repayment requirements if certain asset sales or insurance or condemnation events occur, subject to customary reinvestment provisions. The Company may prepay the Term Loan in whole or in part at any time, with prepayment amounts to be applied to remaining scheduled principal amortization payments as specified by the Company. The Amendment also permits the Company to elect to increase the maximum permitted Consolidated Net Leverage Ratio (as defined in the Credit Agreement) on a one-time basis following the issuance of convertible notes or high yield notes in an initial principal amount of at least $150.0 million. In conjunction with the execution of the Amendment, the Company paid debt issuance costs of $0.6 million.
Term Loan proceeds were drawn on February 26, 2016. Funds will be used to repay $34.0 million of borrowings previously outstanding under the revolving facility of the Credit Agreement, to fund the acquisition of NWP Services Corporation, and for other working capital purposes. Except as amended, all of the existing terms of the Credit Facility remain in place. All of the obligations of the Credit Facility, including the Term Loan, are secured by substantially all the Company’s assets and guaranteed by the Company’s existing and future domestic subsidiaries except certain excluded subsidiaries, as provided in the Credit Agreement.

Table of Contents

Pending acquisition
On February 23, 2016, the Company entered into an agreement and plan of merger with NWP Services Corporation ("NWP") providing for NWP to become a wholly owned subsidiary of the Company. Pursuant to the agreement, we will pay approximately $68 million in cash ($70.0 million less cash acquired) subject to reduction for outstanding indebtedness and unpaid transaction expenses and subject to working capital adjustments, in exchange for all outstanding shares of capital stock of NWP. We will retain a portion of the purchase price in connection with the merger as a holdback to serve as security for the benefit of the Company and its affiliates against the indemnification obligations of NWP's stockholders. Subject to any indemnification claims made, certain amounts of the holdback will be released to the NWP stockholders 18 months after closing, with the remainder to be released three years after closing. Subject to the satisfaction of certain customary closing conditions, the acquisition is expected to close in March 2016.

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
Under supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 framework). Based on our evaluation using criteria set by COSO, management concluded internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which is stated in their report included in Part II Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls
There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

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
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
REALPAGE, INC.
December 31, 2015
(in thousands)
Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions Charged to Income	Deductions (1)	Balance at End of Year
Year ended December 31:
2013	$1,087	$3,661	$(3,834)	$914
2014	914	3,676	(2,227)	2,363
2015	2,363	3,377	(3,422)	2,318

(1)	Uncollectable accounts written off, net of recoveries, and administrative corrections

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carrollton, State of Texas, on this 26th day of February, 2016.

REALPAGE, INC.

By:	/s/ Stephen T. Winn
Stephen T. Winn
Chairman of the Board of Directors, Chief Executive Officer,
President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen T. Winn Stephen T. Winn	Chairman of the Board of Directors, Chief Executive Officer, President and Director (Principal Executive Officer)	2/26/2016

/s/ W. Bryan Hill W. Bryan Hill	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	2/26/2016

/s/ Alfred R. Berkeley Alfred R. Berkeley	Director	2/26/2016

/s/ Peter Gyenes Peter Gyenes	Director	2/26/2016

/s/ Jeffrey T. Leeds Jeffrey T. Leeds	Director	2/26/2016

/s/ Jason A. Wright Jason A. Wright	Director	2/26/2016

/s/ Scott S. Ingraham Scott S. Ingraham	Director	2/26/2016

/s/ Charles F. Kane Charles F. Kane	Director	2/26/2016

/s/ Kathryn V. Marinello Kathryn V. Marinello	Director	2/26/2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger among the Registrant, Multifamily Technology Solutions, Inc., RP Newco IV, Inc. and Shareholder Representative Services LLC as Representative, dated August 22, 2011	8-K	8/23/2011	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated July 29, 2012	S-3	9/13/2012	4.4
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers	S-1	4/29/2010	10.1
10.2	Amended and Restated 1998 Stock Incentive Plan+	S-1	4/29/2010	10.2
10.3	Amended and Restated 1998 Stock Incentive Plan (June 2010) +	S-1	6/7/2010	10.2G
10.4	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	4/29/2010	10.2A, 10.2B, 10.2C, 10.2D
10.5	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	6/7/2010	10.2E, 10.2F, 10.2H
10.6	Form of Director's Nonqualified Stock Option Agreement+	S-1	4/29/2010	10.3
10.7	Form of Notice of Grant of Restricted Shares (Outside Directors) +	S-1	6/7/2010	10.49
10.8	2010 Equity Incentive Plan+	S-1	7/26/2010	10.4
10.9	Amendment No. 1 to 2010 Equity Incentive Plan+	8-K	2/24/2011	10.3
10.10	Amendment No. 2 to 2010 Equity Incentive Plan+	8-K	2/21/2013	10.2
10.11	2010 Equity Incentive Plan, as Amended and Restated June 4, 2014+	DEF-14A	4/17/2014	Appendix A
10.12	First Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	1/21/2015	10.1
10.13	Second Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	4/7/2015	10.1
10.14	Forms of Stock Option Award Agreements and Restricted Stock Award Agreements approved for use under the 2010 Equity Incentive Plan+	S-8	8/17/2010	4.6, 4.7, 4.8, 4.9
10.15	Stand-Alone Stock Option Agreement between the Registrant and Peter Gyenes, dated February 25, 2010+	S-1	4/29/2010	10.7
10.16	Non-Qualified Stock Option Agreement (Second Series) under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated October 27, 2005+	S-1	4/29/2010	10.8
10.17	Non-Qualified Stock Option Agreement (Second Series) under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated February 26, 2009+	S-1	4/29/2010	10.9

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.18	Notice of Stock Option Grant under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Timothy J. Barker dated February 25, 2010+	S-1	4/29/2010	10.10
10.19	Notice of Stock Option Grant under the Amended and Restated 1998 Stock Incentive Plan between the Registrant and Margot Lebenberg, dated May 12, 2010+	S-1	6/7/2010	10.52
10.20	Form of 2014 Management Incentive Plan+	8-K	2/24/2014	10.1
10.21	Form of 2015 Management Incentive Plan+	8-K	2/23/2015	10.1
10.22	RealPage, Inc. Management Incentive Plan+	DEF-14A	4/17/2014	Appendix B
10.23	Employment Agreement between the Registrant and Timothy J. Barker, dated October 31, 2005+	S-1	4/29/2010	10.12
10.24	Amendment to Employment Agreement between the Registrant and Timothy J. Barker, dated January 1, 2010+	S-1	4/29/2010	10.13
10.25	Employment Agreement between the Registrant and Ashley Chaffin Glover, dated March 3, 2005+	S-1	4/29/2010	10.16
10.26	Employment Agreement between multifamily Internet Ventures, LLC and Dirk D. Wakeham, dated April 12, 2007 and amended April 12, 2007+	S-1	4/29/2010	10.17
10.27	Employment Agreement between the Registrant and Jason Lindwall, dated January 8, 2008+	S-1	6/7/2010	10.50
10.28	Employment Agreement between the Registrant and Margot Lebenberg, dated May 12, 2010+	S-1	6/7/2010	10.51
10.29	Employment Agreement between the Registrant and Kurt Twining, dated July 5, 2011+	10-Q	11/8/2011	10.2
10.30	Employment Agreement 409A Addendum between the Registrant and Timothy J. Barker, dated November 5, 2010+	10-Q	11/5/2010	10.6
10.31	Employment Agreement 409A Addendum between the Registrant and Ashley Chaffin Glover, dated November 5, 2010+	10-Q	11/5/2010	10.7
10.32	Employment Agreement 409A Addendum between the Registrant and Dirk Wakeham, dated November 5, 2010+	10-Q	11/5/2010	10.8
10.33	Employment Agreement 409A Addendum between the Registrant and Margot Lebenberg, dated November 5, 2010+	10-Q	11/5/2010	10.9
10.34	Employment Agreement 409A Addendum between the Registrant and Jason Lindwall, dated November 5, 2010+	10-Q	11/5/2010	10.10
10.35	Amended and Restated Employment Agreement between the Registrant and Janine Steiner Jovanovic, dated August 1, 2012+	S-3	9/13/2012	99.1
10.36	Employment Agreement between the Registrant and Alex Chang, dated September 7, 2012+	S-3	9/13/2012	99.3
10.37	Form of Stock Bonus Agreement between the Registrant and Stephen T. Winn, dated as of February 24, 2014+	8-K	2/24/2014	10.2
10.38	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and Stephen T. Winn, dated January 1, 2014+	10-K	3/3/2014	10.40
10.39	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and Timothy J. Barker, dated January 1, 2014+	10-K	3/3/2014	10.41
10.40	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and Margot Carter, dated January 1, 2014+	10-K	3/3/2014	10.42
10.41	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and Janine Steiner Jovanovic, dated January 1, 2014+	10-K	3/3/2014	10.43

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.42	Employment Agreement, Severance Benefits Upon Change in Control Addendum, between the Registrant and William Chaney, dated January 1, 2014+	10-K	3/3/2014	10.44
10.43	Employment Agreement between the Registrant and W. Bryan Hill, dated March 24, 2014+	8-K	3/24/2014	10.1
10.44	Amendment No. 1 to Stock Bonus Agreement between the Registrant and Stephen T. Winn, dated as of July 31, 2014+	8-K	8/4/2014	10.1
10.45	Form of Stock Bonus Agreement between the Registrant and each of Margot Carter, W. Bryan Hill, William Chaney and Janine Steiner Jovanovic, dated as of July 31, 2014+	8-K	8/4/2014	10.2
10.46	Form of Stock Option Award Agreement between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.1
10.47	Form of Stock Option Award Agreement between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.2
10.48	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.3
10.49	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.4
10.50	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.5
10.51	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.6
10.52	Form of Stock Option Award Agreement between the Registrant and award recipients approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.7
10.53	Form of Stock Option Award Agreement between the Registrant and award recipients (California residents) approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.8
10.54	Form of Restricted Stock Award Agreement between the Registrant and award recipients approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.9
10.55	Form of Restricted Stock Award Agreement between the Registrant and award recipients (California residents) approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.10
10.56	Amended and Restated Employment Agreement between the Registrant and Stephen T. Winn dated as of March 1, 2015+	8-K	3/5/2015	10.11
10.57	Amended and Restated Employment Agreement between the Registrant and W. Bryan Hill dated as of March 1, 2015+	8-K	3/5/2015	10.12
10.58	Amended and Restated Employment Agreement between the Registrant and William Chaney dated as of March 1, 2015+	8-K	3/5/2015	10.13
10.59	Employment Agreement between the Registrant and Daryl Rolley, dated February 9, 2015+	10-Q	5/8/2015	10.16
10.60	Employment Agreement between the Registrant and David Monk, dated May 1, 2015+	10-Q	8/7/2015	10.18

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.61	Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated July 23, 1999	S-1	4/29/2010	10.39
10.62	First Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated November 29, 1999	S-1	4/29/2010	10.40
10.63	Second Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated January 30, 2006	S-1	4/29/2010	10.41
10.64	Third Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated August 28, 2006	S-1	4/29/2010	10.42
10.65	Fourth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated November 2007	S-1	4/29/2010	10.43
10.66	Fifth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated February 4, 2009	S-1	4/29/2010	10.44
10.67	Sixth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated March 30, 2009	S-1	4/29/2010	10.45
10.68	Lease Agreement between the Registrant and Savoy IBP 8, Ltd., dated August 28, 2006	S-1	4/29/2010	10.46
10.69	First Amendment to Lease Agreement among the Registrant, ARI-International Business Park, LLC, ARI—IBP 1, LLC, ARI—IBP 2, LLC, ARI—IBP 3, LLC, ARI—IBP 4, LLC, ARI—IBP 5, LLC, ARI—IBP 6, LLC, ARI—IBP 7, LLC, ARI—IBP 8, LLC, ARI—IBP 9, LLC, ARI—IBP 11, LLC and ARI—IBP 12, LLC, dated December 28, 2009	S-1	4/29/2010	10.47
10.70	Lease Agreement dated June 2, 2015 by and between the Registrant and Lakeside Campus Partners, LP	8-K	6/4/2015	10.1
10.71	First Amendment to the Lease Agreement dated July 27, 2015 by and between the Registrant and Lakeside Campus Partners, LP	10-Q	8/7/2015	10.20
10.72	Master Services Agreement between the Registrant and DataBank Holdings Ltd., dated May 31, 2007†	S-1	7/2/2010	10.48
10.73	Credit Agreement by and among the Registrant, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, dated September 30, 2014	10-Q	11/10/2014	10.1
10.74	Collateral Agreement by and among the Registrant, certain of its subsidiaries from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of September 30, 2014	10-Q	11/10/2014	10.2
10.75	Guaranty Agreement made by certain domestic subsidiaries of Registrant in favor of Wells Fargo Bank, National Association, as administrative agent, dated as of September 30, 2014	10-Q	11/10/2014	10.3
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X

+	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith

†
Confidential treatment was granted by the Securities and Exchange Commission for portions of this exhibit. These portions have been omitted from the report and submitted separately to the Securities and Exchange Commission.