Form 10-Q
period 2016-03-31
REALPAGE INC
filed 2016-05-06
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 22, 2016
Common Stock, $0.001 par value	80,025,817

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,499	$30,911
Restricted cash	85,168	85,461
Accounts receivable, less allowance for doubtful accounts of $2,612 and $2,318 at March 31, 2016 and December 31, 2015, respectively	76,164	74,192
Prepaid expenses	10,362	8,294
Other current assets	25,828	23,085
Total current assets	255,021	221,943
Property, equipment, and software, net	94,188	82,198
Goodwill	255,398	220,097
Identified intangible assets, net	91,723	81,280
Deferred tax assets, net	20,918	12,051
Other assets	5,571	5,632
Total assets	$722,819	$623,201
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,499	$17,448
Accrued expenses and other current liabilities	39,675	28,294
Current portion of deferred revenue	82,805	84,200
Current portion of term loan, net	3,125	—
Client deposits held in restricted accounts	85,119	85,405
Total current liabilities	238,223	215,347
Deferred revenue	6,992	6,979
Revolving line of credit	—	40,000
Term loan, net	121,188	—
Other long-term liabilities	33,451	34,423
Total liabilities	399,854	296,749
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 84,307,678 and 82,919,033 shares issued and 80,021,740 and 78,793,670 shares outstanding at March 31, 2016 and December 31, 2015, respectively	84	83
Additional paid-in capital	478,150	471,668
Treasury stock, at cost: 4,285,938 and 4,125,363 shares at March 31, 2016 and December 31, 2015, respectively	(25,600)	(24,338)
Accumulated deficit	(129,140)	(120,415)
Accumulated other comprehensive loss	(529)	(546)
Total stockholders’ equity	322,965	326,452
Total liabilities and stockholders’ equity	$722,819	$623,201

See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
On demand	$123,411	$106,460
On premise	772	741
Professional and other	4,200	3,269
Total revenue	128,383	110,470
Cost of revenue	54,748	47,562
Gross profit	73,635	62,908
Operating expense:
Product development	17,272	17,977
Sales and marketing	32,199	29,113
General and administrative	18,346	18,336
Impairment of identified intangible assets	—	527
Total operating expense	67,817	65,953
Operating income (loss)	5,818	(3,045)
Interest expense and other, net	(708)	(267)
Income (loss) before income taxes	5,110	(3,312)
Income tax expense (benefit)	2,114	(1,704)
Net income (loss)	$2,996	$(1,608)

Net income (loss) per share attributable to common stockholders
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	76,656	76,956
Diluted	77,147	76,956
See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$2,996	$(1,608)
Unrealized loss on interest rate swap agreements	(79)	—
Foreign currency translation adjustment	96	(164)
Comprehensive income (loss)	$3,013	$(1,772)
See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balance as of December 31, 2015	82,919	$83	$471,668	$(546)	$(120,415)	(4,125)	$(24,338)	$326,452
Issuance of common stock	179	—	2,482	—	—	—	—	2,482
Issuance of restricted stock	1,988	2	(2)	—	—	—	—	—
Treasury stock purchases, at cost	—	—	—	—	—	(939)	(17,400)	(17,400)
Retirement of treasury shares	(778)	(1)	(4,416)	—	(11,721)	778	16,138	—
Stock-based compensation	—	—	8,391	—	—	—	—	8,391
Net excess tax benefit of stock-based compensation	—	—	27	—	—	—	—	27
Interest rate swap agreements	—	—	—	(79)	—	—	—	(79)
Foreign currency translation	—	—	—	96	—	—	—	96
Net income	—	—	—	—	2,996	—	—	2,996
Balance as of March 31, 2016	84,308	$84	$478,150	$(529)	$(129,140)	(4,286)	$(25,600)	$322,965
See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,996	$(1,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,607	10,611
Deferred taxes	1,539	(2,108)
Stock-based compensation	8,391	10,747
Excess tax benefit from stock options	(27)	—
Impairment of identified intangible assets	—	527
Loss on disposal and impairment of other long-lived assets	—	592
Acquisition-related consideration	(126)	377
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	4,952	4,032
Prepaid expenses and other current assets	(17)	(1,176)
Other assets	117	79
Accounts payable	1,106	170
Accrued compensation, taxes, and benefits	(2,332)	1,372
Deferred revenue	(1,597)	(1,227)
Other current and long-term liabilities	1,360	110
Net cash provided by operating activities	28,969	22,498
Cash flows from investing activities:
Purchases of property, equipment, and software	(10,217)	(6,182)
Acquisition of businesses, net of cash acquired	(59,152)	—
Net cash used in investing activities	(69,369)	(6,182)
Cash flows from financing activities:
Proceeds from term loan	124,688	—
Payments on revolving line of credit	(40,000)	(5,000)
Deferred financing costs	(392)	(8)
Payments on capital lease obligations	(152)	(143)
Payments of acquisition-related consideration	(2,361)	(1,139)
Issuance of common stock	2,482	755
Net excess tax benefit from stock-based compensation	27	—
Purchase of treasury stock	(17,400)	(9,766)
Net cash provided by (used in) financing activities	66,892	(15,301)
Net increase in cash and cash equivalents	26,492	1,015
Effect of exchange rate on cash	96	(164)
Cash and cash equivalents:
Beginning of period	30,911	26,936
End of period	$57,499	$27,787

See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental cash flow information:
Cash paid for interest	$512	$180
Cash paid for income taxes, net of refunds	$191	$76
Non-cash investing activities:
Accrued property, equipment, and software	$8,640	$647

See accompanying notes

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
These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 29, 2016 (“Form 10-K”).
Reclassification
Certain amounts included in cost of revenue in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 have been reclassified as sales and marketing expense to conform to current period presentation. This reclassification resulted in an increase in gross profit of $0.2 million during the period. The reclassification did not result in a change in the period's net loss.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the three months ended March 31, 2016 and 2015 was earned in the United States. Net property, equipment, and software held consisted of $89.5 million and $77.4 million located in the United States, and $4.7 million and $4.8 million in our international subsidiaries at March 31, 2016 and December 31, 2015, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines and India at both March 31, 2016 and December 31, 2015.
Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; fair value measurements; contingent commissions related to the sale of insurance products; purchase accounting allocations and contingent consideration; revenue and deferred revenue and related reserves; stock-based compensation; and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates. For greater detail regarding these accounting policies and estimates, refer to our Form 10-K.

Revenue Recognition
We derive our revenue from three primary sources: on demand software solutions, on premise software solutions, and professional services. We commence revenue recognition when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the solution and/or service has been provided to the client;

•	the collection of the fees is probable; and

•	the amount of fees to be paid by the client is fixed or determinable.
If the fees are not fixed or determinable, we recognize revenues as payments become due from clients or when amounts owed are collected, provided all other conditions for revenue recognition have been met. Accordingly, this may materially affect the timing of our revenue recognition and results of operations.
When arrangements with clients include multiple software solutions and/or services, we allocate arrangement consideration to each deliverable based on its relative selling price. In such circumstances, we determine the relative selling price for each deliverable based on vendor specific objective evidence of selling price ("VSOE"), if available, or our best estimate of selling price ("ESP"). We have determined that third-party evidence of selling price is not available as our solutions and services are not largely interchangeable with those of other vendors. Our process for determining ESP considers multiple factors, including prices charged by us for similar offerings when sold separately, pricing and discount strategies, and other business objectives.
Taxes collected from clients and remitted to governmental authorities are presented on a net basis.
On Demand Revenue
Our on demand revenue consists of license and subscription fees, transaction fees related to certain of our software-enabled value-added services, and commissions derived from us selling certain risk mitigation services.
License and subscription fees are composed of a charge billed at the initial order date and monthly or annual subscription fees for accessing our on demand software solutions. The license fee billed at the initial order date is recognized as revenue on a straight-line basis over the longer of the contractual term or the period in which the client is expected to benefit, which we consider to be three years. Recognition starts once the product has been activated. Revenue from monthly and annual subscription fees is recognized on a straight-line basis over the access period.
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
On Premise Revenue
Sales of our on premise software solutions consist of an annual term license, which includes maintenance and support. Clients can renew their annual term license for additional one-year terms at renewal price levels. We recognize revenue for the annual term license and support services on a straight-line basis over the contract term.
We also derive on premise revenue from multiple element arrangements that include perpetual licenses with maintenance and other services to be provided over a fixed term. Revenue is recognized for delivered items using the residual method when we have VSOE of fair value for the undelivered items and all other criteria for revenue recognition have been met.
When VSOE has not been asserted for the undelivered items, we recognize the arrangement fees ratably over the longer of the client support period or the period during which professional services are rendered.
Professional and Other Revenue
Professional services and other revenue are recognized as the services are rendered for time and material contracts. Training revenues are recognized after the services are performed.
Fair Value Measurements
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. See additional discussion of our fair value measurements and methodology at Note 11.
Concentrations of Credit Risk
Our cash accounts are maintained at various financial institutions and may, from time to time, exceed federally insured limits. The Company has not experienced any losses in such accounts.
Concentrations of credit risk with respect to accounts receivable result from substantially all of our clients being in the multifamily rental housing market. Our clients, however, are dispersed across different geographic areas. We do not require collateral from clients. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable.
No single client accounted for 10% or more of our revenue or accounts receivable for the three months ended March 31, 2016 or 2015.
Derivative Financial Instruments
The Company is exposed to interest rate risk related to our variable rate debt. The Company manages this risk through a program that may include the use of interest rate derivatives, the counterparties to which are major financial institutions. Our objective in using interest rate derivatives is to add stability to interest cost by reducing our exposure to interest rate movements. We do not use derivative instruments for trading or speculative purposes.
Our interest rate derivatives are designated as cash flow hedges and are carried in the Condensed Consolidated Balance Sheets at their fair value. Unrealized gains and losses resulting from changes in the fair value of these instruments are classified as either effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income ("AOCI"), while the ineffective portion is recorded as a component of interest expense in the period of change. Amounts reported in AOCI related to interest rate derivatives are reclassified into interest expense as interest payments are made on our variable-rate debt. If an interest rate derivative agreement is terminated prior to its maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the forecasted transactions impact earnings. If the hedging relationship is discontinued because it is probable that the forecasted transactions will not occur according to our original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. See Note 13, Derivative Financial Instruments for additional information.
Business Combinations
When we acquire businesses, we allocate the total consideration paid to the fair value of the tangible assets, liabilities, and identifiable intangible assets acquired. Any residual purchase consideration is recorded as goodwill. The allocation of the purchase price requires our management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, in particular with respect to identified intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired businesses. Such estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur that would affect the accuracy or validity of these estimates.
Our business combination agreements may provide for the payment of additional cash consideration to the extent certain targets are achieved in the future. The fair value of this contingent consideration is based on significant estimates and is initially recorded as purchase price. Changes in the fair value of contingent consideration are reflected in the Condensed Consolidated Statements of Operations. Acquisition-related costs are expensed as incurred.
Inventory
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company establishes inventory allowances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable values based on assumptions about forecasted demand, open purchase commitments, and market conditions. Inventories consist primarily of meters, including subcontract labor costs on contracts in progress, and locker units related to The Egg product.

Other Current Assets
Other current assets consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(in thousands)
Lease-related receivables	$18,599	$20,683
Inventory	3,394	1,999
Indemnification asset	1,220	—
Other current assets	2,615	403
Total other current assets	$25,828	$23,085
Lease-related receivables consist primarily of incentives related to a lease executed in 2015 for our new corporate headquarters in Richardson, Texas.
Recently Adopted Accounting Standards
We adopted Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Agreements in the first quarter of 2016. As a result of our retrospective adoption of these standards, we present term loans payable net of unamortized debt issuance costs in the Condensed Consolidated Balance Sheets. Prior to adoption of this ASU, such issuance costs were included in other assets. Our adoption of this standard did not result in a reclassification of previously reported amounts, as we did not have outstanding term loans at December 31, 2015. As required, debt issuance costs related to our secured revolving credit facility continue to be presented in other assets in the Condensed Consolidated Balance Sheets.
In November 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement-period adjustments. This ASU requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. We adopted ASU 2015-16 in the first quarter of 2016. Adoption of this standard did not have a significant impact on our financial reporting in the current period.
In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet instead of the previous requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts. As permitted in this ASU, we early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis.
In April 2015, The FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to clarify the customer's accounting for fees paid in a cloud computing arrangement and whether such an arrangement contains a software license or is solely a service contract. The Company adopted this standard and will prospectively apply the guidance to all arrangements entered into or materially modified after January 1, 2016
Recently Issued Accounting Standards
On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). Current GAAP requires tax benefits in excess of compensation cost to be recorded in additional paid-in capital and tax deficiencies to be recorded in equity to the extent of previous accumulated excess tax benefit, and then to the income statement. Under the new guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement. Additionally, this ASU requires an entity to recognize excess tax benefits, regardless of whether the benefit reduces taxes payable in the current period and changes the classification of the excess tax benefits in the statement of cash flows.
ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. An entity that elects early adoption must adopt all of the amendments in the same period. We have not yet selected a transition date and are currently evaluating the impact of adopting ASU 2016-09 on our financial statements.
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Current GAAP requires lessees to classify their leases as either capital leases, for which the lessee recognizes a lease liability and a related leased asset, or operating leases, which are not reflected in the lessee's balance sheet. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or an operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both operating and finance leases to be recognized on the balance sheet. Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements.
ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance to the beginning of the earliest comparative period presented. We have not yet selected a transition date and are currently evaluating the impact of adopting ASU 2016-02 on our financial statements.
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
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU provides clarification of two aspects contained in Topic 606: the identification of performance obligations and licensing implementation guidance. The amendments contained in the ASU are intended to reduce the cost and complexity of applying the guidance contained in Topic 606 on identifying goods or services and provide guidance on assessing whether promises to transfer goods or services are distinct. As for licensing implementation guidance, the ASU seeks to improve its operability and understandability with respect to determining whether an entity's promise to grant a license provides a customer with a right to use or access an entity's intellectual property. ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2018, and for interim reporting periods within annual reporting periods beginning after December 15, 2019. Early adoption is permitted, subject to certain restrictions. The Company has not yet selected a transition method or date and is currently evaluating the impact of the pending adoption of this ASU on its ongoing financial reporting.
3. Acquisitions
We apply the guidance contained in ASC Topic 805, Business Combinations ("ASC 805") in determining whether an acquisition transaction constitutes a business combination. ASC 805 defines a business as consisting of inputs and processes applied to those inputs that have the ability to create outputs. The acquisition transactions below were determined to constitute business combinations and were accounted for under ASC 805.
Purchase consideration includes assets transferred, liabilities incurred, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combination transactions may be structured to include an up-front cash payment and deferred and/or contingent cash payments to be made at specified dates subsequent to the date of acquisition. Deferred cash payments are included in the acquisition consideration based on their fair value as of the acquisition date. The fair value of these obligations is estimated based on the present value, as of the date of acquisition, of the anticipated future payments. The future payments are discounted using a rate that considers an estimate of the return expected by a market-participant and a measurement of the risk inherent in the cash flows, among other inputs. Deferred cash payments are generally subject to adjustments specified in the underlying purchase agreement related to the seller's indemnification obligations. Contingent cash payments are obligations to make future cash payments to the seller, the payment of which is contingent upon the acquired business achieving stipulated operational or financial targets in the post-acquisition period. Contingent cash payments are included in the purchase consideration at their fair value as of the acquisition date. The fair value of these payments is estimated by management using a probability weighted discount model based on the achievement of the specified targets. The fair value of these liabilities is re-evaluated on a quarterly basis, and any change is reflected in the line "General and administrative" in the accompanying Condensed Consolidated Statements of Operations.
The total purchase consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess consideration is classified as goodwill. Acquired intangibles are recorded at their estimated fair value based on the income approach using market-based estimates. Acquired intangibles generally include developed product technologies, which are amortized over their useful life on a straight-line basis, and client relationships, which are amortized over their useful life proportionately to the expected discounted cash flows derived from the asset. When trade names acquired are not classified as indefinite-lived, they are amortized on a straight-line basis over their expected useful life.
Acquisition costs are expensed as incurred and are included in the line "General and administrative" in the accompanying Condensed Consolidated Statements of Operations. We include the results of operations from acquired businesses in our condensed consolidated financial statements from the effective date of the acquisition.
2016 Acquisitions
NWP Services Corporation
In March 2016, we acquired all of the issued and outstanding stock of NWP Services Corporation ("NWP"). NWP provides a full range of utility management services, including resident billing; payment processing; utility expense management; analytics and reporting; sub-metering and maintenance; and regulatory compliance. The primary products offered by NWP include Utility Logic, Utility Smart, Utility Genius, SmartSource, and NWP Sub-meter. NWP will be integrated into our resident services product family. The integrated platform will enable property owners and managers to increase the collection of rent utilities and energy recovery. Goodwill arising from this acquisition consists of anticipated synergies from the integration of NWP into our existing structure.
We acquired NWP's issued and outstanding stock for a purchase price of $69.0 million. The purchase price consisted of a cash payment of $59.0 million at closing, net of cash acquired of $0.1 million; deferred cash obligations of $7.2 million, payable over a period of three years following the date of acquisition; and other amounts totaling $3.2 million, consisting of payments to certain employees and former shareholders of NWP that are expected to be remitted over a short-term period. The deferred cash obligation is subject to adjustments specified in the merger agreement related to the sellers' indemnification obligations. The acquisition-date fair value of the deferred cash obligation was $6.8 million. This acquisition was financed with proceeds from our term loan that was issued in February 2016. Acquisition costs associated with this transaction totaled $0.2 million, and were expensed as incurred.
The preliminary allocation of the purchase price is as follows, in thousands:

NWP
Restricted cash	$4,960
Accounts receivable	7,902
Property, equipment, and software	3,194
Intangible assets	16,349
Goodwill	35,292
Deferred tax assets, net	10,154
Net other assets	3,065
Accounts payable and accrued liabilities	(6,589)
Client deposits held in restricted accounts	(5,294)
Total purchase price	$69,033
The acquired identified intangible assets comprise developed technologies, trade name, and client relationships having useful lives of five, three, and ten years, respectively. Goodwill and identified intangible assets acquired in this business combination, valued at $35.3 million and $16.3 million, have carryover tax bases of $0.7 million and $11.0 million, respectively, which are deductible for tax purposes. Goodwill and identified intangible assets recognized in excess of those carryover tax basis amounts are not deductible for tax purposes. Accounts receivable acquired have a gross contractual value of $11.3 million, of which $3.4 million is estimated to be uncollectable.
We assigned approximately $10.2 million of value to deferred tax assets in our purchase price allocation, consisting primarily of $9.9 million of federal and state net operating losses ("NOL"). This NOL amount reflects the tax benefit from approximately $27.3 million of NOLs we expect to realize after considering various limitations and restrictions on NWP's pre-acquisition NOLs.
In connection with the acquisition of NWP, we recorded an indemnification asset of $1.2 million, which represents the selling security holders' obligation under the purchase agreement to indemnify RealPage, Inc. for the outcome of certain accrued obligations. The indemnification asset was recognized on the same basis as the corresponding liability, which is based on its estimated fair value as of the date of acquisition. We are also indemnified against losses related to certain litigation to which NWP was a party at the date of acquisition. A settlement was reached in one of these matters in March 2016, for which a liability of $0.5 million was recognized in our allocation of purchase price. At this time, sufficient information is not available to predict the outcome or costs of responding to, or the costs, if any, of resolving the remaining matters.
The estimated fair values of assets acquired and liabilities assumed presented above are provisional and are based on the information available as of the acquisition date. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition date.
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
The acquired developed product technologies and client relationships have useful lives of three and ten years, respectively. The trade name acquired is being amortized over a useful life of one year, based on our anticipated use of the asset. Goodwill and identified intangible assets associated with the acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of anticipated synergies resulting from the integration of Indatus with our pre-existing products and from leveraging our existing client base and sales staff.
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
The acquisition agreement also provides for the sellers to receive additional contingent cash payments of up to $3.0 million. Payment of the additional contingent consideration is dependent upon the achievement of certain revenue targets during the twelve month periods ending December 31, 2016, 2017, and 2018, and the sellers providing certain services during a specified period following the acquisition date. Due to this post-acquisition service requirement, the Company concluded that the additional contingent cash payments represent post-acquisition compensation; therefore, these amounts were excluded from the purchase consideration. This acquisition was financed using cash flows from operations. Direct acquisition costs were immaterial.
The acquired developed product technologies have an estimated useful life of three years. The estimated fair value of the client relationships acquired was immaterial and these intangible assets were expensed as of the acquisition date. Goodwill arising from the acquisition consists largely of anticipated synergies resulting from the integration of VRX with Kigo. Goodwill and identified intangible assets associated with the acquisition are deductible for tax purposes.
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
We preliminarily allocated the purchase price of Indatus and VRX as follows:

	Indatus	VRX
	(in thousands)
Accounts receivable	$646	$—
Intangible assets:
Developed product technologies	13,400	794
Client relationships	9,770	11
Trade names	83	—
Goodwill	25,575	1,186
Net other liabilities	(57)	—
Total purchase price	$49,417	$1,991
At March 31, 2016 and December 31, 2015, total deferred cash obligations related to acquisitions completed in 2015 were $4.9 million and $5.1 million, respectively, and were carried net of a discount of $0.1 million and $0.2 million.
The aggregate fair value of contingent consideration obligations related to acquisitions completed in 2015 was $0.6 million and $0.8 million at March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016, we recognized a net gain of $0.2 million related to changes in the fair value of these obligations.
No payments of deferred or contingent cash obligations related to acquisitions completed in 2015 were made during the three months ended March 31, 2016.
Acquisition Activity Prior to 2015
We completed acquisitions in the years prior to 2015 for which acquisition-related deferred and contingent consideration was included in the purchase price and recorded at fair value. The liability established for the acquisition-related contingent consideration will continue to be re-evaluated on a quarterly basis and measured at the estimated fair value based on the probabilities, as determined by management, of achieving the respective targets. This evaluation will be performed until all of the targets have been met or terms of the respective agreements expire.
At March 31, 2016 and December 31, 2015, total deferred cash obligations related to acquisitions completed prior to 2015 totaled $5.0 million and $7.3 million, respectively. During the three months ended March 31, 2016 and 2015, we paid deferred cash obligations related to these acquisitions in the amount of $2.5 million and $0.5 million, respectively.
The aggregate fair value of contingent cash obligations related to acquisitions completed prior to 2015 was estimated to be zero at both March 31, 2016 and December 31, 2015. During the three months ended March 31, 2015, we paid contingent cash obligations totaling $0.7 million related to these acquisitions. No payments were made during the three months ended March 31, 2016 related to these obligations. A net loss of $0.3 million was recognized during the three months ended March 31, 2015 related to the change in fair value of the contingent cash obligations. No gain or loss was recognized during the three months ended March 31, 2016.

Pro Forma Results of Acquisitions
The following table presents pro forma results of operations for the three months ended March 31, 2016 and 2015, as if the aforementioned acquisitions had occurred at the beginning of each period presented. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax benefit, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the presented period, or of future periods. Pro forma results are presented in thousands, except per share amounts.

	Three Months Ended March 31,
	2016 Pro Forma	2015 Pro Forma

Total revenue:	$138,131	$127,193
Net income (loss)	2,755	(2,585)
Net income (loss) per common share:
Basic	$0.04	$(0.03)
Diluted	$0.04	$(0.03)
4. Property, Equipment, and Software
Property, equipment, and software consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Leasehold improvements	$29,701	$26,138
Data processing and communications equipment	70,630	67,871
Furniture, fixtures, and other equipment	25,627	18,253
Software	73,733	68,972
	199,691	181,234
Less: Accumulated depreciation and amortization	(105,503)	(99,036)
Property, equipment, and software, net	$94,188	$82,198
Depreciation and amortization expense for property, equipment, and purchased software was $5.5 million and $5.0 million for the three months ended March 31, 2016 and 2015, respectively. This includes amortization related to assets acquired through capital leases.
The carrying amount of capitalized software development costs was $44.3 million and $41.2 million at March 31, 2016 and December 31, 2015, respectively. Total accumulated amortization related to these assets was $15.1 million and $14.0 million at the respective dates. Amortization expense related to capitalized software development costs totaled $1.1 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.
We review in-progress software development projects on a periodic basis to ensure completion is assured and the development work will be placed into service as a new product or significant product enhancement. During the three months ended March 31, 2015, we identified certain projects for which software development work had ceased and it was determined the projects would be discontinued. Our analysis of the capitalized costs resulted in the conclusion that they had no value outside of the respective projects for which they were originally incurred. As a result, we recognized an impairment loss of $0.6 million during the three months ended March 31, 2015 related to these costs. The impairment charges are included in "Product development" in the accompanying Condensed Consolidated Statements of Operations. No impairments of software development projects were identified during the three months ended March 31, 2016.

5. Goodwill and Identified Intangible Assets
Changes in the carrying amount of goodwill during the three months ended March 31, 2016 were as follows, in thousands:

Balance at December 31, 2015	$220,097
Goodwill acquired	35,301
Balance at March 31, 2016	$255,398
Identified intangible assets consisted of the following at March 31, 2016 and December 31, 2015:

	Weighted Average Amortization Period (in years)	March 31, 2016			December 31, 2015
		Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Finite-lived intangible assets:
Developed technologies	3.8	$72,128	$(53,591)	$18,537	$69,379	$(50,509)	$18,870
Client relationships	9.2	109,423	(56,891)	52,532	96,523	(54,695)	41,828
Trade names	6.4	5,686	(672)	5,014	5,149	(28)	5,121
Total finite-lived intangible assets	7.1	187,237	(111,154)	76,083	171,051	(105,232)	65,819
Indefinite-lived intangible assets:
Trade names		15,640	—	15,640	15,461	—	15,461
Total identified intangible assets		$202,877	$(111,154)	$91,723	$186,512	$(105,232)	$81,280
Amortization expense related to finite-lived intangible assets was $6.0 million and $4.9 million for the three months ended March 31, 2016 and 2015, respectively.
In March 2015, the Company completed the integration of the InstaManager and Kigo platforms into a single solution marketed under the Kigo name. Subsequent to this integration, the Company discontinued the use of the InstaManager trade name to market or identify the software. Due to this change in circumstance, the Company evaluated the InstaManager trade name for impairment and concluded an impairment in the amount of $0.5 million existed at March 31, 2015. This impairment charge is included in "Impairment of identified intangible assets" in the accompanying Condensed Consolidated Statements of Operations.
6. Debt
On September 30, 2014, the Company entered into an agreement for a secured revolving credit facility (as amended by the Amendment discussed below, the "Credit Facility") to refinance our outstanding revolving loans. The Credit Facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. The Credit Facility also allowed us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our consolidated net leverage ratio, which is a ratio of the Company’s consolidated funded indebtedness to its consolidated EBIDTA, as defined in the agreement, to exceed 3.25 to 1.00. Revolving loans under the Credit Facility may be voluntarily prepaid and re-borrowed. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.00%, or the Base Rate, plus a margin ranging from 0.25% to 1.00% ("Applicable Margin"). The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our consolidated net leverage ratio. Accumulated interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR. The Credit Facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Credit Facility. We are also required to comply with customary affirmative and negative covenants, as well as a consolidated net leverage ratio and an interest coverage ratio. All outstanding principal and accrued and unpaid interest is due upon the Credit Facility's maturity on September 30, 2019.
In February 2016, the Company entered into an amendment (the "Amendment") to the Credit Facility. The Amendment provides for an incremental term loan in the amount of $125.0 million ("Term Loan") that is coterminous with the existing

Credit Facility. Principal payments on the Term Loan are due in quarterly installments beginning in June 2016. Amounts paid under the Term Loan may not be re-borrowed. The Term Loan is subject to mandatory repayment requirements in the event of certain asset sales or if certain insurance or condemnation events occur, subject to customary reinvestment provisions. The Company may prepay the Term Loan in whole or in part at any time, without premium or penalty, with prepayment amounts to be applied to remaining scheduled principal amortization payments as specified by the Company. The Term Loan is subject to the same interest rate terms and payment dates as the revolving loans. Under the terms of the Amendment, an additional tier was added such that the Applicable Margin now ranges from 1.25% to 2.00% for LIBOR loans, and 0.25% to 1.00% for Base Rate loans. The Amendment also permits the Company to elect to increase the maximum permitted consolidated net leverage ratio on a one-time basis to 4.00 to 1.00 following the issuance of convertible notes or high yield notes in an initial principal amount of at least $150.0 million. The Company incurred debt issuance costs in the amount of $0.7 million in conjunction with the execution of the Amendment.
We had $125.0 million outstanding under our Term Loan at March 31, 2016. At December 31, 2015, we had $40.0 million in revolving loans outstanding under the Credit Facility. There were no outstanding revolving loans at March 31, 2016. As of March 31, 2016, $200.0 million was available under our Credit Facility, of which $10.0 million was available for the issuance of letters of credit and $20.0 million for swingline loans. We had unamortized debt issuance costs of $1.6 million and $1.0 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the Term Loan was carried net of unamortized debt issuance costs of $0.7 million in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2016, we were in compliance with the covenants under our Credit Facility.
Future maturities of principal under the Term Loan will be as follows for the years ending December 31:

2016	$2,344
2017	5,469
2018	6,250
2019	110,937
$125,000
7. Stock-based Compensation
During the three months ended March 31, 2016, the Company awarded 1,259,072 shares of restricted stock, which vest ratably over a period of twelve quarters beginning on the first day of the second calendar quarter immediately following the grant date. Vesting is conditional upon the recipient remaining a service provider, as defined in the plan document, to the Company at each applicable vesting date.
During the three months ended March 31, 2016, the Company made the following grants of restricted stock, which require the achievement of certain market-based conditions to become eligible to vest as described below:

Three Months Ended March 31, 2016	Condition to Become Eligible to Vest
364,651	After the grant date and prior to July 1, 2019, the average closing price per share of the Company's common stock equals or exceeds $27.28 for twenty consecutive trading days
364,649	After the grant date and prior to July 1, 2019, the average closing price per share of the Company's common stock equals or exceeds $32.15 for twenty consecutive trading days
Shares that become eligible to vest, if any, become Eligible Shares. Such awards granted in February 2016 vest ratably over four calendar quarters beginning on the first day of the next calendar quarter immediately following the date on which they become Eligible Shares. Vesting is conditional upon the recipient remaining a service provider, as defined in the plan document, to the Company through each applicable vesting date.
All stock options and restricted stock awards granted during the quarter ended March 31, 2016 were granted under the Amended and Restated 2010 Equity Incentive Plan, as amended.
8. Commitments and Contingencies
Lease Commitments
The Company leases office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2028 and provide for renewal options. The agreements generally require the Company to pay for executory costs such as real estate taxes, insurance, and repairs.
In connection with the acquisition of NWP, the Company assumed non-cancellable operating leases for equipment and office space. Office leases assumed include locations in Costa Mesa, California; Tampa, Florida; Ann Arbor, Michigan; and

Bloomington, Minnesota. The office leases expire at various dates through 2020 and have terms substantially similar to our other office leasing arrangements. Some of the lease agreements assumed contain provisions for future rent increases. For these leases, the total amount of rental payments due over the lease term is charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Accrued lease liability,” which is included in “Accrued expenses and other current liabilities" or "Other long-term liabilities" in the accompanying Consolidated Balance Sheets, depending upon when the liability is expected to be relieved.
Equipment leases assumed by the Company include leases for equipment used in the general operation of the business and have lease terms expiring throughout 2018. These agreements have terms substantially similar to our other equipment leasing arrangements.
Minimum annual rental commitments under non-cancellable operating leases and total minimum rentals to be received under non-cancellable subleases were as follows at March 31, 2016:

	Minimum Lease Payments	Minimum Rentals to be Received Under Subleases	Net Lease Payments
	(in thousands)
2016	$9,138	$251	$8,887
2017	11,867	140	11,727
2018	11,792	—	11,792
2019	10,234	—	10,234
2020	7,826	—	7,826
Thereafter	55,731	—	55,731
	$106,588	$391	$106,197
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of March 31, 2016 or December 31, 2015.
In the ordinary course of our business, we include standard indemnification provisions in our agreements with clients. Pursuant to these provisions, we indemnify our clients for losses suffered or incurred in connection with third-party claims that our products infringed upon any U.S. patent, copyright, trademark or other intellectual property right. Where applicable, we generally limit such infringement indemnities to those claims directed solely to our products and not in combination with other software or products. With respect to our products, we also generally reserve the right to resolve any such claims by designing a non-infringing alternative, by obtaining a license on reasonable terms or by terminating our relationship with the client and refunding the client’s fees.
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of March 31, 2016 or December 31, 2015.
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
In March 2015, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Stokes v. RealPage, Inc., Case No. 2:15-cv-01520. On January 25, 2016, the court entered an order placing the case in suspense until the United States Supreme Court issues its decision in Spokeo, Inc. v. Robins. In November 2014, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Virginia, styled Jenkins v. RealPage, Inc., Case No. 3:14cv758. This case has since been transferred to the United States District Court for the Eastern District of Pennsylvania. On January 25, 2016, the court entered an order placing the case in suspense until the United States Supreme Court issues its decision in Spokeo, Inc. v. Robins. We intend to defend each case vigorously.
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
At March 31, 2016 and December 31, 2015, we had accrued amounts for estimated settlement losses related to legal matters.
We are involved in other litigation matters not described above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
9. Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 882,035 and 1,969,119 for the three months ended March 31, 2016 and 2015, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$2,996	$(1,608)
Denominator:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	76,656	76,956
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	491	—
Weighted average common shares used in computing diluted net income (loss) per share	77,147	76,956
Net income (loss) per share:
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)
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
Our effective income tax rate was 41.4% and 51.4% for the three months ended March 31, 2016 and 2015, respectively. Our effective rates are higher than the statutory rate primarily because of state income taxes and non-deductible expenses.

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
Assets and liabilities measured at fair value on a recurring basis:
Interest rate swap agreements: The fair value of the Company's interest rate derivatives are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.
Contingent consideration obligations: Contingent consideration obligations consist of potential obligations related to our acquisition activity. The amount to be paid under these obligations is contingent upon the achievement of stipulated operational or financial targets by the business subsequent to acquisition. The fair value of contingent consideration obligations is estimated using a probability weighted discount model which considers the achievement of the conditions upon which the respective contingent obligation is dependent. The probability of achieving the specified conditions is assessed by applying a Monte Carlo weighted-average model. Inputs into the valuation model include a discount rate specific to the acquired entity, a measure of the estimated volatility and the risk free rate of return.
Significant unobservable inputs used in the contingent consideration fair value measurements included the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Discount rates	15.5% - 44.8%	15.8% - 60.0%
Volatility rates	37.0% - 50.0%	37.0% - 53.5%
Risk free rate of return	0.4% - 0.6%	0.5% - 0.9%
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swap valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table discloses the liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Fair value at March 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent consideration related to the acquisition of:
Indatus	$568	$—	$—	$568
Interest rate swap agreements	79	—	79	—
	$647	$—	$79	$568

	Fair value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent consideration related to the acquisition of:
Indatus	$814	$—	$—	$814
VRX	27	—	—	27
	$841	$—	$—	$841
There were no assets measured at fair value on a recurring basis at March 31, 2016 or December 31, 2015.
The following table summarizes the changes in the fair value of our Level 3 liabilities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$841	$4,150
Settlements through cash payments	—	(687)
Net (gain) loss on change in fair value	(273)	327
Other changes	—	1
Balance at end of period	$568	$3,791
Gains and losses resulting from changes in the fair value of the above liabilities are included in "General and administrative" expense in the accompanying Condensed Consolidated Statements of Operations.
Assets and liabilities measured at fair value on a non-recurring basis:
During the first quarter of 2015, the Company identified triggering events which required the assessment of impairment for the InstaManager trade name. The fair value of the trade name was determined through an income approach utilizing projected discounted cash flows. This is consistent with the method the Company has employed in prior periods to value other long-lived assets. Impairment of the trade name was determined by comparing its estimated fair value to the related carrying value. The inputs utilized in the discounted cash flow analysis are classified as Level 3 inputs within the fair value hierarchy. Significant unobservable inputs used in deriving the fair value included the royalty rate applied to the projected revenue stream and the discount rate used to determine the present value of the estimated future cash flows. Through the application of this approach, we concluded the trade name had no value at March 31, 2015. The Company believes that the methods and assumptions used to determine the fair value of the trade name are reasonable. See Note 5 for further discussion of this impairment.
There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2016. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2015.

Financial Instruments
The financial assets and liabilities that are not measured at fair value in our Condensed Consolidated Balance Sheets include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, acquisition-related deferred cash obligations, and obligations under the Credit Facility.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our Condensed Consolidated Balance Sheets approximates fair value due to the short term nature of these instruments. Acquisition-related deferred cash obligations are recorded on the date of acquisition at their estimated fair value, based on the present value of the anticipated future cash flows. The difference between the amount of the deferred cash obligation to be paid and its estimated fair value on the date of acquisition is accreted over the obligation period. As a result, the carrying value of acquisition-related deferred cash obligations approximates their fair value.
Due to their short-term nature and market-indexed interest rates, we concluded that the carrying value of revolving loans under the Credit Facility approximate their fair value. Similarly, we concluded that the carrying value of the Term Loan approximated its fair value at March 31, 2016.
12. Stockholders' Equity
On May 6, 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. In May 2015, our board of directors approved an extension of the share repurchase program to May 6, 2016, permitting the repurchase of up to $50.0 million of our common stock during the period commencing on the extension date and ending on May 6, 2016.
During the three months ended March 31, 2016, the Company repurchased 777,669 shares at a weighted average cost of $20.75 per share and a total cost of $16.1 million. During the year ended December 31, 2015, we repurchased 1,798,199 shares at a weighted average price of $19.51 and a total cost of $35.1 million.
In May 2015, the board of directors authorized the retirement of all shares acquired under the stock repurchase program through May 8, 2015 and any future shares repurchased under the repurchase program. During the three months ended March 31, 2016 we retired 777,669 shares of our common stock. During the year ended December 31, 2015 we retired 2,764,794 shares of our common stock.
13. Derivative Financial Instruments
On March 31, 2016, the Company entered into two interest rate swap agreements ("Swap Agreements"), which are designed to mitigate the Company's exposure to interest rate risk associated with our variable rate debt. The Swap Agreements cover an aggregate notional amount of $75.0 million from March 2016 to September 2019 by replacing the obligation's variable rate with a blended fixed rate of 0.89%. The Company designated the Swap Agreement as a cash flow hedge. The interest rate swaps had an aggregate fair value of $(0.1) million at the end of the first quarter of 2016 and are included in "Other long-term liabilities" in the accompanying Condensed Consolidated Balance Sheets. We estimate that $242 will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months.
14. Comprehensive Income
Changes in accumulated balances of other comprehensive income, by component, were as follows for the three months ended March 31, 2016 and 2015, respectively. Amounts are shown net of income tax.

	Three Months Ended March 31, 2016
	Foreign Currency	Hedge Instruments	Total
	(in thousands)
Balance, beginning of period	$(546)	$—	$(546)
Change in fair value of interest rate swap agreements	—	(79)	(79)
Foreign currency translation adjustments	96	—	96
Balance, end of period	$(450)	$(79)	$(529)

	Three Months Ended March 31, 2015
	Foreign Currency	Hedge Instruments	Total
	(in thousands, net of tax)
Balance, beginning of period	$(209)	$—	$(209)
Foreign currency translation adjustments	(164)	—	(164)
Balance, end of period	$(373)	$—	$(373)
15. Employee Benefit Plans
In 1998, our board of directors approved a defined contribution plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code. Our 401(k) Plan (“Plan”) covers substantially all employees who meet a minimum service requirement.
The Company sponsors various retirement plans for its non-U.S. employees. Accrued liabilities related to obligations under these plans totaled $0.7 million as of March 31, 2016 and December 31, 2015 and is included in the line, "Other long-term liabilities" in the accompanying Condensed Consolidated Balance Sheets.
16. Subsequent Events
On April 26, 2016, our board of directors approved a one-year extension of the share repurchase program. The terms of the extension permit the repurchase of up to $50.0 million of our common stock during the period commencing on the extension day and ending on May 6, 2017.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any anticipated results, performance, or achievements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal year 2015. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
Overview
We are a leading provider of on demand software and software-enabled services for the rental housing and vacation rental industries. Our broad range of property management solutions enables owners and managers of a wide variety of single family, multifamily, and vacation rental property types to enhance the visibility, control, and profitability of each portion of the renter life cycle and operation of a property. By integrating and streamlining a wide range of complex processes and interactions among the rental housing and vacation rental ecosystem of owners, managers, prospects, renters, and service providers, our platform helps optimize the property management process, improve the user experience, increase net operating income, and reduce costs for professional property managers and property owners.
The substantial majority of our revenue is derived from sales of our on demand software solutions. We also derive revenue from our professional and other services. A small percentage of our revenue is derived from sales of our on premise software solutions to our existing on premise clients. Our on demand software solutions are sold pursuant to subscription license agreements and our on premise software solutions are sold pursuant to term or perpetual license and associated maintenance agreements. We price our solutions based primarily on the number of units the client manages with our solutions. For our insurance-based solutions, we earn revenue based on a commission rate that considers earned premiums; agent commission; incurred losses; and premiums and profits retained by our underwriter. Our transaction-based solutions are priced based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States.
As of March 31, 2016, over 12,200 clients used one or more of our on demand software solutions to help manage the operations of approximately 11.0 million multifamily, single family, or vacation rental units. Our clients include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2016 by the National Multifamily Housing Council, based on the number of units managed. While the use and transition to on demand software solutions in the rental housing industry is growing rapidly, we believe it remains at a relatively early stage of adoption. Additionally, there is a low level of penetration of our on demand software solutions in our existing client base. We believe these factors present us with significant opportunities to generate revenue through sales of additional on demand software solutions. Our existing and potential clients base their decisions to invest in our solutions on a number of factors, including general economic conditions.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software and software-enabled services to include property management; leasing and marketing; resident services; and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, and vacation rental markets. In addition, since July 2002, we have completed 33 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions; the types of rental housing and vacation rental properties served by our solutions; and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of on demand solutions. As of March 31, 2016, we had approximately 4,200 employees.
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
Our platform consists of four primary categories of solutions: Property Management, Leasing and Marketing, Resident Services, and Asset Optimization. These solutions provide complementary sales and marketing, asset optimization, risk mitigation, billing and utility management and spend management capabilities that collectively enable our clients to manage the stages of the renter life cycle. Each of our solutions categories includes multiple product centers that provide distinct capabilities and can be licensed separately or as a bundled package. Each product center is integrated with a central repository of prospect, renter, and property data. In addition, our open architecture allows third-party applications to access our solutions using our RealPage Exchange platform.
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
Property Management
Our property management solutions are typically referred to as Enterprise Resource Planning, or ERP, systems. These solutions manage core property management business processes, including leasing, accounting, budgeting, purchasing, facilities management, document management, and support and advisory services, and include a central database of prospect, applicant, renter, and property information that is accessible in real time by our other solutions. Our property management solutions also interface with most popular general ledger accounting systems through our RealPage Exchange platform. This makes it possible for clients to deploy our solutions using our accounting system or a third-party accounting system. The property management solution category consists of five primary solutions: OneSite, Propertyware, Kigo, Spend Management Solutions, and The RealPage Cloud.

Leasing and Marketing
Leasing and marketing solutions are aimed at optimizing marketing spend and the leasing process. These solutions manage core leasing and marketing processes, including websites, paid lead generation, organic lead generation, lead management, automated lead closure, lead analytics, real-time unit availability, automated online apartment leasing, and applicant screening. The leasing and marketing solutions category consists of seven primary solutions: Online Leasing, Contact Center, LeaseStar Platform, LeaseStar Marketing Management, MyNewPlace, Senior Marketing Management, and Renter Screening.
Resident Services
Resident services solutions provide a platform to optimize the management of current renters. These solutions manage core renter management business processes including, utility billing; renter payment processing, service requests, and lease renewals; renter’s insurance; and consulting and advisory services. The resident services solutions category consists of six primary solutions: Utility Management, Payments, Resident Portal, Contact Center Maintenance, Indatus, and Renter’s Insurance.
Asset Optimization
Asset optimization solutions are aimed at optimizing property financial and operational performance. These solutions manage core asset management and business intelligence processes, including real-time yield management, revenue growth forecasting, key variable sensitivity forecasting, and operating metric benchmarking. The asset optimization solutions category consists of two primary solutions: Yield Management and Business Intelligence.
Professional services
We have developed repeatable, cost-effective consulting and implementation services to assist our clients in taking advantage of the capabilities enabled by our platform. Our consulting and implementation methodology leverages the nature of our on demand software architecture, the industry-specific expertise of our professional services employees and the design of our platform to simplify and expedite the implementation process. Our consulting and implementation services include project and application management procedures, business process evaluation, business model development, and data conversion. Our consulting teams work closely with clients to facilitate the smooth transition and operation of our solutions.
We also offer a variety of training programs for training administrators and onsite property managers on the use of our solutions and on current issues in the property management industry. Training options include regularly hosted classroom and online instruction (through our online learning courseware) as well as online seminars, or webinars. We also enable our clients to integrate their own training content with our content to deliver an integrated and customized training program for their on-site property managers.
Recent Acquisitions
2016 Acquisitions
NWP Services Corporation
In March 2016, we acquired all of the issued and outstanding stock of NWP Services Corporation ("NWP"). NWP provides a full range of utility management services, including resident billing; payment processing; utility expense management; analytics and reporting; sub-metering and maintenance; and regulatory compliance. The primary products offered by NWP include Utility Logic, Utility Smart, Utility Genius, SmartSource, and NWP Sub-meter. NWP will be integrated into our resident services product family. The integrated platform will enable property owners and managers to increase the collection of rent utilities and energy recovery. We acquired NWP's issued and outstanding stock for a purchase price of $69.0 million. The purchase price consisted of a cash payment of $59.0 million at closing, net of cash acquired of $0.1 million; deferred cash obligations of $7.2 million, payable over a period of three years following the date of acquisition; and other amounts totaling $3.2 million, consisting of payments to certain employees and shareholders of NWP which are expected to be remitted over a short-term period. Through the NWP acquisition, we have obtained a significantly larger share of the utility metering services market. We expect to realize significant synergies by integrating NWP into our existing operating structure and with our Velocity product.
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
VRX
In June 2015, we acquired certain assets from RJ Vacations, LLC and Switch Development Corporation, including the VRX product ("VRX"). VRX is a software-as-a-service application which allows vacation rental management companies to manage the cleaning and turning of units; accounting; and document management. VRX will augment our existing line of solutions offered to the vacation rental industry, and we plan to integrate it with our Kigo solution. We acquired VRX for a purchase price of $2.0 million, consisting of a cash payment of $1.5 million at closing and a contingent cash payment of up to $0.5 million. Payment of the contingent cash obligation is dependent upon the achievement of certain subscription or booking activity targets and is subject to adjustments specified in the acquisition agreement related to the sellers' indemnification obligations.
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
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our condensed consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended March 31,
	2016	2015
	(in thousands, expect dollar per unit data)
Revenue:
Total revenue	$128,383	$110,470
On demand revenue	123,411	106,460
On demand revenue as a percentage of total revenue	96.1%	96.4%
Ending on demand units	10,999	9,700
Average on demand units	10,783	9,630
Non-GAAP on demand revenue	$123,068	$105,994
Non-GAAP on demand revenue per average on demand unit	$48.10	$44.03
Non-GAAP on demand annual client value	$529,052	$427,091
Adjusted EBITDA	$27,452	$20,060
Adjusted EBITDA as a percentage of total revenue	21.4%	18.2%
On demand revenue: This metric represents the license and subscription fees relating to our on demand software solutions, typically licensed over one year terms; commission income from sales of renter’s insurance policies, and transaction fees for certain of our on demand software solutions. We consider on demand revenue to be a key business metric because we believe the market for our on demand software solutions represents the largest growth opportunity for our business.
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
Ending on demand units: This metric represents the number of rental housing units managed by our clients with one or more of our on demand software solutions at the end of the period. We use ending on demand units to measure the success of our strategy of increasing the number of rental housing units managed with our on demand software solutions. Property unit counts are provided to us by our clients as new sales orders are processed. Property unit counts may be adjusted periodically as information related to our clients’ properties is updated or supplemented, which could result in adjustments to the number of units previously reported.

Non-GAAP on demand revenue: This metric represents on demand revenue plus acquisition-related and other deferred revenue adjustments. We use this metric to evaluate our on demand revenue as we believe its inclusion provides a more accurate depiction of on demand revenue arising from our strategic acquisitions.
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
On demand revenue	$123,411	$106,460
Acquisition-related and other deferred revenue adjustments	(343)	(466)
Non-GAAP on demand revenue	$123,068	$105,994
Non-GAAP on demand revenue per average on demand unit: This metric represents non-GAAP on demand revenue for the period presented, including pro forma on demand revenue for acquisitions acquired during the period, divided by average on demand units for the same period. For interim periods, the calculation is performed on an annualized basis. We calculate average on demand units as the average of the beginning and ending on demand units for each quarter in the period presented. We monitor this metric to measure our success in increasing the number of on demand software solutions utilized by our clients to manage rental housing units, our overall revenue, and profitability.
Non-GAAP on demand annual client value ("ACV"): This metric represents management's estimate of the current annual run-rate value of on demand client relationships. ACV is calculated by multiplying ending on demand units by annualized non-GAAP on demand revenue per average on demand unit.
Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) plus acquisition-related and other deferred revenue adjustments; depreciation, asset impairment, and loss on disposal of assets; amortization of intangible assets; acquisition related (income) expense (including any purchase accounting adjustments); net interest expense; income tax expense (benefit); stock-based compensation expense; non-recurring and duplicative expenses related to the relocation of our headquarters; and any impact related to certain litigation, such as our prior litigation with Yardi Systems, Inc. (including related insurance litigation and settlement costs).
The following provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income (loss)	$2,996	$(1,608)
Acquisition-related and other deferred revenue	(343)	(466)
Depreciation, asset impairment, and loss on disposal of assets	5,496	6,150
Amortization of intangible assets	7,111	5,580
Acquisition-related (income) expense	(57)	1,092
Interest expense, net	719	267
Income tax expense (benefit)	2,114	(1,704)
Litigation-related expense	—	2
Headquarters relocation costs	1,025	—
Stock-based compensation expense	8,391	10,747
Adjusted EBITDA	$27,452	$20,060
Adjusted EBITDA as a percentage of total revenue: Adjusted EBITDA as a percentage of total revenue is calculated by dividing Adjusted EBITDA by total revenue for the same period. This metric provides us with a measure of our success in growing our business which excludes non-cash charges and certain other items which cause period-to-period fluctuations that do not correlate to our underlying business operations.
Non-GAAP Financial Measures
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

•
it is useful to exclude certain non-cash charges, such as depreciation and asset impairment; amortization of intangible assets; and stock-based compensation and non-core operational charges such as acquisition-related expenses (including any purchase accounting adjustments); non-recurring and duplicative expenses related to the relocation of our headquarters; and any impact related to certain litigation such as our prior litigation with Yardi Systems, Inc. (including related insurance litigation and settlement costs); from non-GAAP earnings measures, such as Adjusted EBITDA and non-GAAP net income, because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions; full amortization of previously acquired tangible and intangible assets; or the timing of new stock-based awards, as the case may be; and

•
it is useful to include deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience determining the settlement of the contractual obligation in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense.

We use the non-GAAP financial measures defined above in conjunction with traditional GAAP financial measures as part of our overall assessment of our performance; for planning purposes, including the preparation of our annual operating budget; to evaluate the effectiveness of our business strategies; and to communicate with our board of directors concerning our financial performance.
We do not place undue reliance on non-GAAP financial measures as measures of operating performance. Non-GAAP financial measures should not be considered substitutes for other measures of financial performance or liquidity reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do; that they do not reflect changes in, or cash requirements for, our working capital; and that they do not reflect our capital expenditures or future requirements for capital expenditures. We compensate for the inherent limitations associated with using non-GAAP financial measures through disclosure of these limitations, presentation of our financial statements in accordance with GAAP, and reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.
Key Components of Our Results of Operations
Revenue
We derive our revenue from three primary sources: our on demand software solutions, our on premise software solutions, and our professional and other services.
On demand revenue: Revenue from our on demand software solutions is comprised of license and subscription fees relating to our on demand software solutions, typically licensed for one year terms; commission income from sales of renter’s insurance policies; and transaction fees for certain on demand software solutions, such as payment processing, spend management, and billing services. Typically, we price our on demand software solutions based primarily on the number of units or beds the client manages with our solutions. For our insurance based solutions, our agreement provides for a fixed commission on earned premiums related to the policies sold by us. The agreement also provides for a contingent commission to be paid to us in accordance with the agreement. Our transaction-based solutions are priced based on a fixed rate per transaction.
On premise revenue: Our on premise software solutions are distributed to our clients and maintained locally on the client's hardware. Revenue from our on premise software solutions is comprised of license fees under term and perpetual license agreements. Typically, we have licensed our on premise software solutions pursuant to term license agreements with an initial term of one year that include maintenance and support. clients can renew their term license agreement for additional one-year terms at renewal price levels.
We no longer actively market our legacy on premise software solutions to new clients, and only license these solutions to a small portion of our existing on premise clients as they expand their portfolio of rental housing properties. While we intend to support our acquired on premise software solutions, we expect that many of the clients who license these solutions will transition to our on demand software solutions over time.
Professional and other revenue: Revenue from professional and other services consists of consulting and implementation services; training; and other ancillary services. We complement our solutions with professional and other services for our clients willing to invest in enhancing the value or decreasing the implementation time of our solutions. Our professional and other services are typically priced as time and material engagements.

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
Sales and marketing: Sales and marketing expense consists primarily of personnel costs for our sales marketing and business development employees and executives; information technology; travel and entertainment; and marketing programs. Marketing programs consist of amounts paid for services for search engine optimization ("SEO") and search engine marketing (“SEM”); renter’s insurance; other advertising, trade shows, user conferences, public relations, industry sponsorships and affiliations; and product marketing. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including client relationships and key vendor and supplier relationships, obtained in connection with our acquisitions.
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

Derivative Financial Instruments
The Company is exposed to interest rate risk related to our variable rate debt. The Company manages this risk through a program that may include the use of interest rate derivatives, the counterparties to which are major financial institutions. Our objective in using interest rate derivatives is to add stability to interest cost by reducing our exposure to interest rate movements. We do not use derivative instruments for trading or speculative purposes.
Our interest rate derivatives are designated as cash flow hedges and are carried in the Condensed Consolidated Balance Sheets at their fair value. Unrealized gains and losses resulting from changes in the fair value of these instruments are classified as either effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income ("AOCI"), while the ineffective portion is recorded as a component of interest expense in the period of change. Amounts reported in AOCI related to interest rate derivatives are reclassified into interest expense as interest payments are made on our variable-rate debt. If an interest rate derivative agreement is terminated prior to its maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the forecasted transactions impact earnings. If the hedging relationship is discontinued because it is probable that the forecasted transactions will not occur according to our original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately.
Inventory
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company establishes inventory allowances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable values based on assumptions about forecasted demand, open purchase commitments, and market conditions.
Recently Adopted Accounting Standards
We adopted Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Agreements in the first quarter of 2016. As a result of our retrospective adoption of these standards, we present notes payable net of unamortized debt issuance costs in the Condensed Consolidated Balance Sheets. Prior to adoption of this ASU, such issuance costs were included in other assets. Our adoption of this standard did not result in a reclassification of previously reported amounts, as we did not have outstanding term notes at December 31, 2015. As required, debt issuance costs related to our secured revolving credit facility continue to be presented in other assets in the Condensed Consolidated Balance Sheets.
In November 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement-period adjustments. This ASU requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. We adopted ASU 2015-16 in the first quarter of 2016. Adoption of this standard did not have a significant impact on our financial reporting in the current period.
In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet instead of the previous requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts. As permitted in this ASU, we early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis.
In April 2015, The FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to clarify the customer's accounting for fees paid in a cloud computing arrangement and whether such an arrangement contains a software license or is solely a service contract. We adopted this ASU in the first quarter of 2016 on a prospective basis. Although we do not anticipate the adoption of this update will have a material impact on our financial statements, the classification of future software leases that include a hosting arrangement may be different than under the previous guidance.

Results of Operations
The following tables set forth our unaudited results of operations for the specified periods in thousands, except per share data, and as a percentage of our revenue for the respective periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2016	2015	2015
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$123,411	96.1%	$106,460	96.4%
On premise	772	0.6	741	0.7
Professional and other	4,200	3.3	3,269	2.9
Total revenue	128,383	100.0	110,470	100.0
Cost of revenue(1)	54,748	42.6	47,562	43.1
Gross profit	73,635	57.4	62,908	56.9
Operating expense:
Product development(1)	17,272	13.5	17,977	16.3
Sales and marketing(1)	32,199	25.1	29,113	26.3
General and administrative(1)	18,346	14.3	18,336	16.6
Impairment of identified intangible assets	—	—	527	0.5
Total operating expense	67,817	52.9	65,953	59.7
Operating income (loss)	5,818	4.5	(3,045)	(2.8)
Interest expense and other, net	(708)	(0.6)	(267)	(0.2)
Income (loss) before income taxes	5,110	3.9	(3,312)	(3.0)
Income tax expense (benefit)	2,114	1.6	(1,704)	(1.5)
Net income (loss)	$2,996	2.3	$(1,608)	(1.5)
Net income (loss) per share attributable to common stockholders
Basic	$0.04		$(0.02)
Diluted	$0.04		$(0.02)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	76,656		76,956
Diluted	77,147		76,956

(1)Includes stock-based compensation expense as follows:
Cost of revenue	$751		$1,234
Product development	1,449		2,719
Sales and marketing	2,974		3,789
General and administrative	3,217		3,005

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenue

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(in thousands, except per unit data)
Revenue:
On demand	$123,411	$106,460	$16,951	15.9%
On premise	772	741	31	4.2
Professional and other	4,200	3,269	931	28.5
Total revenue	$128,383	$110,470	$17,913	16.2
On demand unit metrics:
Ending on demand units	10,999	9,700	1,299	13.4
Average on demand units	10,783	9,630	1,153	12.0
Non-GAAP revenue metrics:
Non-GAAP on demand revenue	$123,068	$105,994	$17,074	16.1
Annualized non-GAAP on demand revenue per average on demand unit	$48.10	$44.03	$4.07	9.2
Non-GAAP on demand annual client value	$529,052	$427,091	$101,961	23.9
The change in total revenue for the three months ended March 31, 2016, as compared to the same period in 2015, was due to the following:
On demand revenue. On demand revenue represented 96.1% of our total revenue during the three months ended March 31, 2016, as compared to 96.4% during the same period in 2015. Our on demand revenue increased $17.0 million, or 15.9%, during the first quarter of 2016, as compared to the same period in 2015. This growth was driven by an increase in the number of rental units managed with one or more of our solutions, greater client adoption across our platform of solutions, and our recent acquisitions. This client adoption contributed to an increase in our revenue per average on demand unit from $44.03 to $48.10, or 9.2%, during the three months ended March 31, 2016, as compared to the same period in 2015. Overall revenue growth continues to benefit from our investments in on demand data processing infrastructure, product development, and sales force.
On demand revenue associated with our property management solutions grew $3.6 million, or 10.9%, during the three months ended March 31, 2016, as compared to the same period in 2015. This growth is primarily attributable to increased sales and client adoption across most of our property management solutions. NWP's SmartSource solution also contributed to this growth.
Despite growth of our Screening, Online Leasing and Website solutions, total on demand revenue from our leasing and marketing solutions for the three months ended March 31, 2016 decreased $0.6 million, or 1.9%, year-over-year. This decrease is primarily attributable to lower transactional revenue from our paid lead generation and contact center solutions, which continue to encounter headwinds from both macro-economic conditions in the multifamily industry and increased competition.
On demand revenue from our resident services solutions continued to experience strong growth during the first quarter of 2016, increasing $12.0 million, or 36.3%, as compared to the same period in 2015. This increase was driven by growth of our Renter's Insurance, Velocity, and Payments solutions and was supplemented by incremental revenues from our recent acquisitions.
On demand revenue derived from our asset optimization solutions grew $2.0 million, or 18.1%, during the three months ended March 31, 2016, as compared to the same period in 2015. Our asset optimization solutions continue to benefit from the strong growth of our Business Intelligence and YieldStar solutions.
On premise revenue. On premise revenue for the three months ended March 31, 2016 was $0.8 million, which is consistent with on premise revenue during the same period of 2015. We no longer actively market our legacy on premise software solutions to new clients and only market and support our acquired on premise software solutions. We expect on premise revenue to decline over time as we transition acquired on premise clients to our on demand property management solutions.

Professional and other revenue. Professional and other revenue increased $0.9 million for the three months ended March 31, 2016, as compared to the same period in 2015. This growth was primarily due to an increase in revenue from consulting and training services related to the implementation of our solutions.
On demand unit metrics. As of March 31, 2016, one or more of our on demand solutions was utilized in the management of 11.0 million rental property units, representing an increase of 1.3 million units, or 13.4%, year-over-year. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new client sales, marketing efforts to existing clients, and acquisitions completed in 2015 and 2016. Acquisitions accounted for approximately 0.7 million units, or 6.7%, of total ending on demand units.
Cost of Revenue

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(in thousands)
Cost of revenue	$47,140	$41,109	$6,031	14.7%
Stock-based compensation	751	1,234	(483)	(39.1)
Depreciation and amortization	6,857	5,219	1,638	31.4
Total cost of revenue	$54,748	$47,562	$7,186	15.1
Cost of revenue. Cost of revenue, excluding stock-based compensation and depreciation and amortization, increased $6.0 million for the three months ended March 31, 2016, as compared to the same period in 2015. During the period direct costs increased $2.4 million, primarily driven by higher transaction volumes from our Payments solution and our recent acquisitions. Personnel expense, technology and facility costs increased $2.9 million, reflecting our recent acquisitions and costs to support our growth initiatives. Higher consulting fees of $0.4 million and other expense of $0.3 million also contributed to this increase.
Gross profit increased $10.7 million, or 17.1%, in the first quarter of 2016, as compared to the same period in the prior year, and was up 50 basis points as a percentage of total revenue. This expansion is the result of revenue growth from higher-margin solutions, such as Renter's Insurance and data analytic solutions, combined with our cost containment strategies. These cost reductions were partially offset by higher depreciation and amortization expense.
Operating Expenses

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(in thousands)
Product development	$14,623	$14,002	$621	4.4%
Stock-based compensation	1,449	2,719	(1,270)	(46.7)
Depreciation	1,200	1,256	(56)	(4.5)
Total product development expense	$17,272	$17,977	$(705)	(3.9)
Product development.  Product development expense, excluding stock-based compensation and depreciation, increased $0.6 million for the three months ended March 31, 2016, as compared to the same period in 2015. Changes during the period include an increase in personnel costs of $1.1 million, primarily related to incremental headcount from our acquisitions and investment in our international labor force. Other expense decreased by $0.5 million year-over-year, primarily related to an impairment charge recognized in the first quarter of 2015.
Product development expense as a percentage of revenue decreased from 16.3% to 13.5% during the three months ended March 31, 2016, as compared to the same period in 2015. Expense efficiencies are primarily attributable to our international expansion and the lower cost of international labor. Our international headcount increased by 11.9% between the periods; however, the overall labor mix of international and domestic employees remained consistent with the prior period, primarily due to our recent acquisitions.

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(in thousands)
Sales and marketing	$25,673	$22,059	$3,614	16.4%
Stock-based compensation	2,974	3,789	(815)	(21.5)
Depreciation and amortization	3,552	3,265	287	8.8
Total sales and marketing expense	$32,199	$29,113	$3,086	10.6
Sales and marketing. Sales and marketing expense, excluding stock-based compensation and depreciation and amortization, increased $3.6 million for the three months ended March 31, 2016, as compared to the same period in 2015. This change was primarily attributable to increased personnel expense of $1.7 million, resulting from our acquisitions and our continued efforts to strengthen and expand our sales force. The growth of our sales force also led to an increase in technology and facility expense of $0.3 million during the period. In addition, marketing program costs increased $1.6 million to accelerate client demand across our portfolio of solutions.
Sales and marketing expense as a percentage of total revenue decreased 120 basis points in the first quarter of 2016, as compared to the same period in 2015. Expense leverage was tempered by continued investment in our sales team. The number of sales representatives increased from 318 at March 31, 2015, to 400 at March 31, 2016. The majority of this investment continues to be in the small to medium business market, as well as in our lead generation teams.

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(in thousands)
General and administrative	$14,131	$14,460	$(329)	(2.3)%
Stock-based compensation	3,217	3,005	212	7.1
Depreciation	998	871	127	14.6
Total general and administrative expense	$18,346	$18,336	$10	0.1
General and administrative. General and administrative expense, excluding stock-based compensation and depreciation, decreased $0.3 million for the three months ended March 31, 2016 year-over-year. This decrease was primarily due to changes in the fair value of our acquisition-related liabilities of $0.7 million and lower personnel expense of $0.3 million. These decreases were partially offset by information technology infrastructure costs of $0.3 million and an increase in professional and other expense of $0.4 million.
General and administrative expense decreased from 16.6% to 14.3% as a percentage of total revenue during the three months ended March 31, 2016, as compared to the first quarter of 2015. Leverage was realized primarily through our cost containment strategies and a decrease in our acquisition-related liabilities, partially offset by incremental headcount from our recent acquisitions.
Interest Expense and Other, Net
The increase in interest expense and other, net for the three months ended March 31, 2016, as compared to the same period in 2015, is primarily due to higher average balances during the current period related to the issuance of the Term Loan in February 2016.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. Our effective income tax rate was 41.4% and 51.4% for the three months ended March 31, 2016, and 2015. Our effective rates are higher than the statutory rate primarily because of state income taxes and non-deductible expenses.
Liquidity and Capital Resources
Our primary sources of liquidity as of March 31, 2016 consisted of $57.5 million of cash and cash equivalents, $200.0 million available under our revolving line of credit and $42.1 million of working capital (excluding $57.5 million of cash and cash equivalents and $82.8 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions, debt service, and share repurchases will continue to be our principal needs for liquidity over the near term. During 2016, we expect to incur elevated capital expenditures of approximately $80 million primarily related to our corporate headquarters and data center moves. We also expect to receive approximately $19 million of tenant improvement reimbursement from the property owner of our corporate headquarters facility which will be reported as a source of cash from operating activities. We expect to generate returns on these investments by incurring lower future rent expense per employee and long-term transaction processing scale. Starting in 2017, we expect capital expenditures to return to more normalized levels which we target at approximately 5% of revenue for maintenance and growth initiatives. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2019. We expect to fund these obligations from cash provided by operating activities.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents) and our cash flows from operations are sufficient to fund our operations, working capital requirements and planned capital expenditures and to service our debt obligations for at least the next twelve months. Our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.
As of December 31, 2015, we had gross federal and state NOL carryforwards of approximately $161.0 million and $67.5 million, respectively. In connection with our acquisition of NWP, we have recorded an additional $27.3 million in gross federal and state NOLs. If not utilized, our federal NOL carryforwards will begin to expire in 2022, and our state NOL carryforwards will begin to expire in 2016. NOLs that we have generated are not currently subject to the carryforward limitation in Section 382 of the Internal Revenue Code (“Section 382 limitation”); however, $43.6 million of NOLs generated by our subsidiaries prior to our acquisition of them are subject to the Section 382 limitation. The limitation on these pre-acquisition NOL carryforwards will fully expire in 2035. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may also limit utilization of our federal net operating loss carryforwards.
The following table sets forth cash flow data for the periods indicated therein:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$28,969	$22,498
Net cash used in investing activities	(69,369)	(6,182)
Net cash provided by (used in) financing activities	66,892	(15,301)
Net Cash Provided by Operating Activities
During the three months ended March 31, 2016, cash provided by operating activities consisted of net income of $3.0 million, net non-cash adjustments to net income of $22.4 million and a net inflow of cash from changes in working capital of $3.6 million. Non-cash adjustments primarily consisted of amortization and depreciation expense of $12.6 million, stock-based compensation of $8.4 million, and income tax-related items of $1.5 million. These items were partially offset by other adjustments totaling $0.1 million.
Changes in working capital included net cash inflows from accounts receivable, excluding receivables acquired from NWP, of $5.0 million. Additionally, an increase in other current and long-term liabilities resulted in cash inflows of $1.4 million. These cash inflows were reduced by a decrease in accounts payable and accrued liabilities of $1.2 million, and changes in deferred revenue of $1.6 million.
Net Cash Used in Investing Activities
For the three months ended March 31, 2016, we used $69.4 million of cash on investing activities. We used $59.2 million in our acquisition of NWP and $10.2 million on capital expenditures. Capital expenditures during the period primarily included expenditures to support our strategy of consolidating our real estate footprint, including preparation of our new corporate headquarters in Richardson, Texas, and consolidation of offices in Greer, South Carolina; capitalized software development costs; and expenditures to support our information technology infrastructure.

Net Cash Provided by Used in Financing Activities
The net cash provided by our financing activities largely consisted of proceeds of $124.7 million from the Term Loan we entered into in February 2016. Concurrent with the receipt of the Term Loan, we repaid $40.0 million of then outstanding revolving loans. Other significant uses of cash during the period included purchases of $16.1 million under our stock repurchase program, payments of acquisition-related consideration of $2.4 million, and other expenditures totaling $0.5 million consisting of financing costs related to the Term Loan and payments under our capital lease obligations. Finally, activity under our stock-based compensation plans resulted in cash inflows of $1.2 million during the first quarter of 2016.
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. As further discussed below under Long-Term Debt Obligations, we entered into an amendment of our existing credit facility in February 2016. There have been no other material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K for the year ended December 31, 2015.
Long-Term Debt Obligations
On September 30, 2014, we entered into an agreement for a secured revolving credit facility (as amended by the Amendment discussed below, the "Credit Facility") to refinance our outstanding revolving loans. The Credit Facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. Revolving loans under the Credit Facility may be voluntarily prepaid and re-borrowed. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75%. The Credit Facility permits, at our discretion, the use of one, two, three or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case the applicable margin is determined based upon our consolidated net leverage ratio. The interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR rate. All outstanding principal and accrued and unpaid interest is due upon the Credit Facility's maturity on September 30, 2019.
In February 2016, the Company entered into an amendment (the "Amendment") of the Credit Facility. The Amendment provides for an incremental term loan in the amount of $125.0 million ("Term Loan") that is coterminous with the Credit Facility. Principal payments on the Term Loan are due in quarterly installments beginning in June 2016. Amounts paid under the Term Loan may not be re-borrowed. The Term Loan is subject to mandatory repayment requirements in the event of certain asset sales or insurance or condemnation events occur, subject to customary reinvestment provisions. The Company may prepay the Term Loan in whole or in part at any time, without premium or penalty, with prepayment amounts to be applied to remaining scheduled principal amortization payments as specified by the Company. The Term Loan is subject to the same interest rate terms and payments dates as the revolving loans. Under the terms of the Amendment, an additional margin tier was added such that the Applicable Margin now ranges from 1.25% to 2.00% for LIBOR loans, and from 0.25% to 1.00% for Base Rate loans.
The Credit Facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Credit Facility. The Credit Facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Additionally, the Credit Facility contains customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous consecutive fiscal quarters' consolidated EBITDA, as defined in the agreement, to our interest expense, is not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, is not to be greater than 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. Pursuant to the Amendment, we can elect to increase the maximum consolidated net leverage ratio to 4.00 to 1.00 for a specified period following the issuance of convertible or high yield notes in an initial principal amount of at least $150.0 million.
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

In the event of a default, the obligations under the Credit Facility could be accelerated, the applicable interest rate under the Credit Facility could be increased, the loan commitments could be terminated, our subsidiaries that have guaranteed the Credit Facility could be required to pay the obligations in full and our lenders would be permitted to exercise remedies with respect to all of the collateral that is securing the Credit Facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default that is not cured or waived could have a material adverse effect on our liquidity and financial condition.
As of March 31, 2016, we were in compliance with the covenants under the Credit Facility.
Share Repurchase Program
On May 6, 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. In May 2015, our board of directors approved an extension of the share repurchase program, permitting the repurchase of up to $50.0 million of our common stock during the period commencing on the extension date and ending on May 6, 2016.
During the three months ended March 31, 2016, the Company repurchased 777,669 shares at a weighted average cost of $20.75 per share and a total cost of $16.1 million. During the year ended December 31, 2015, we repurchased 1,798,199 shares at a weighted average price of $19.51 and a total cost of $35.1 million.
On April 26, 2016, our board of directors approved a one-year extension of the share repurchase program. The terms of the extension permit the repurchase of up to $50.0 million of our common stock during the period commencing on the extension day and ending on May 6, 2017.
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
We had cash and cash equivalents of $57.5 million and $30.9 million at March 31, 2016 and December 31, 2015, respectively.
We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $125.0 million outstanding under our Term Loan at March 31, 2016. At December 31, 2015, we had $40.0 million in revolving loans outstanding under the Credit Facility. There were no outstanding revolving loans at March 31, 2016. At our option, amounts borrowed under the Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.00%, or the Base Rate, plus a margin ranging from 0.25% to 1.00%. The base LIBOR rate is, at our discretion, equal to either one, two, three or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable rates change by 10% of the March 31, 2016 closing market rates, our annual interest expense would change by less than $0.1 million.
On March 31, 2016, we entered into two interest rate swap agreements to eliminate variability in interest payments on the Term Loan. At March 31, 2016, $75.0 million of the Term Loan's principal was hedged under the interest rate swap agreements. The swap agreements replace the term note's variable rate with a blended fixed rate of 0.89%. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt additional specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results may be due to a number of factors, including the risks and uncertainties discussed elsewhere in this filing. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the extent to which on demand software solutions maintain current and achieve broader market acceptance;

•	fluctuations in leasing activity by our clients;

•	increase in the number or severity of insurance claims on policies sold by us;

•	our ability to timely introduce enhancements to our existing solutions and new solutions;

•
our ability to renew the use of our on demand solutions by units managed by our existing clients and to increase the use of our on demand solutions for the management of units by our existing and new clients;

•	changes in our pricing policies or those of our competitors or new competitors;

•	changes in local economic, political and regulatory environments of our international operations;

•	the variable nature of our sales and implementation cycles;

•	general economic, industry and market conditions in the rental housing industry that impact our current and potential clients;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions, data or document losses or security breaches;

•	Internet usage trends among consumers and the methodologies Internet search engines utilize to direct those consumers to websites such as our LeaseStar product family;

•	our ability to hire and retain qualified key personnel, including the rate of expansion of our sales force and IT department;

•	our ability to anticipate and adapt to external forces and emergence of new technologies and products;

•	our ability to enter into new markets and capture additional market share;

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
We have not been consistently profitable on a quarterly or annual basis and may not be able to continue our revenue growth or increase our profitability in the future. We expect to make significant future expenditures related to the development and expansion of our business. As a result of increased general and administrative expenses due to the additional operational and reporting costs associated with being a public company, we need to generate and sustain increased revenue to achieve future profitability expectations. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this filing and in our Annual Report on Form 10-K filed with the SEC on February 29, 2016. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.
If we are unable to manage the growth of our diverse and complex operations, our financial performance may suffer.
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and client base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from approximately 900 as of December 31, 2008 to approximately 4,200 as of March 31, 2016. We increased our number of on demand clients from approximately 2,700 as of December 31, 2008 to approximately 12,200 as of March 31, 2016. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

•	successfully supporting and maintaining a broad range of current and emerging solutions;

•	identifying suitable acquisition targets and efficiently managing the closing of acquisitions and the integration of targets into our operations;

•	maintaining continuity in our senior management and key personnel;

•	attracting, retaining, training and motivating our employees, particularly technical, client service and sales personnel;

•	enhancing our financial and accounting systems and controls;

•	enhancing our information technology infrastructure, processes and controls;

•	successfully completing system upgrades and enhancements; and

•	managing expanded operations in geographically dispersed locations.
If we do not manage the size, complexity and diverse nature of our business effectively, we could experience product performance issues, delayed software releases and longer response times for assisting our clients with implementation of our solutions and could lack adequate resources to support our clients on an ongoing basis, any of which could adversely affect our reputation in the market and our ability to generate revenue from new or existing clients.
The nature of our platform is complex and highly integrated, and if we fail to successfully manage releases or integrate new solutions, it could harm our revenues, operating income and reputation.
We manage a complex platform of solutions that consists of our property management solutions, integrated software-enabled value-added services and web-based advertising and lease generation services. Many of our solutions include a large number of product centers that are highly integrated and require interoperability with other RealPage products, as well as products and services of third-party service providers. Additionally, we typically deploy new releases of the software underlying our on demand software solutions on a bi-weekly, monthly or quarterly schedule, depending on the solution. Due to this complexity and the condensed development cycles under which we operate, we may experience errors in our software, corruption or loss of our data or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our clients, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.

Our business depends substantially on the renewal of our products and services for on demand units managed by our clients and the increase in the use of our on demand products and services for on demand units.
With the exception of some of our LeaseStar and Propertyware solutions, which are typically month-to-month, we generally license our solutions pursuant to client agreements with a term of one year or longer. The pricing of the agreements is typically based on a price per unit basis. Our clients have no obligation to renew these agreements after their term expires, or to renew these agreements at the same or higher annual contract value. In addition, under specific circumstances, our clients have the right to cancel their client agreements before they expire, for example, in the event of an uncured breach by us, or in some circumstances, upon the sale or transfer of a client property, by giving 30 days’ notice or paying a cancellation fee. In addition, clients often purchase a higher level of professional services in the initial term than they do in renewal terms to ensure successful activation. As a result, our ability to grow is dependent in part on clients purchasing additional solutions or professional services for their on demand units after the initial term of their client agreement. Though we maintain and analyze historical data with respect to rates of client renewals, upgrades and expansions, those rates may not accurately predict future trends in renewal of on demand units. Our clients’ on demand unit renewal rates may decline or fluctuate for a number of reasons, including, but not limited to, their level of satisfaction with our solutions, our pricing, our competitors’ pricing, reductions in our clients’ spending levels or reductions in the number of on demand units managed by our clients. If our clients cancel or amend their agreements with us during their term, do not renew their agreements, renew on less favorable terms or do not purchase additional solutions or professional services in renewal periods, our revenue may grow more slowly than expected or decline and our profitability may be harmed.
Additionally, we have experienced, and expect to continue to experience, some level of on demand unit attrition as properties are sold and the new owners and managers of properties previously owned or managed by our clients do not continue to use our solutions. We cannot predict the amount of on demand unit turnover we will experience in the future. However, we have experienced higher rates of on demand unit attrition with our Propertyware property management system, primarily because it serves smaller properties than our OneSite property management system, and we may experience higher levels of on demand unit attrition to the extent Propertyware grows as a percentage of our revenues. If we experience increased on demand unit turnover, our financial performance and operating results could be adversely affected.
On demand revenue that is derived from products that help owners and managers lease and market apartments, such as certain products in LeaseStar and LeasingDesk, may decrease as occupancy rates rise. We have also experienced, and expect to continue to experience, some number of consolidations of our clients with other parties. If one of our clients consolidates with a party who is not a client, our client may decide not to continue to use our solutions for its on demand units. In addition, if one of our clients is consolidated with another client, the acquiring client may have negotiated lower prices for our solutions or may use fewer of our solutions than the acquired client. In each case, the consolidated entity may attempt to negotiate lower prices for using our solutions as a result of the entity’s increased size. These consolidations may cause us to lose on demand units or require us to reduce prices as a result of enhanced client leverage, which could cause our financial performance and operating results to be adversely affected.
Historically, our on demand units managed by our clients have renewed at a rate of 96.9% based on an average of the last two years ending March 31, 2016.
Because we recognize subscription revenue over the term of the applicable client agreement, a decline in subscription renewals or new service agreements may not be reflected immediately in our operating results.
We generally recognize revenue from clients ratably over the terms of their client agreements which, with the exception of our month-to-month advertising, lease generation and Propertyware agreements, are typically one year. As a result, much of the revenue we report in each quarter is deferred revenue from client agreements entered into during previous quarters. Consequently, a decline in new or renewed client agreements in any one quarter will not be fully reflected in our revenue or our results of operations until future periods. Accordingly, this revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable subscription term.
We may not be able to continue to add new clients and retain and increase sales to our existing clients, which could adversely affect our operating results.
Our revenue growth is dependent on our ability to continually attract new clients while retaining and expanding our service offerings to existing clients. Growth in the demand for our solutions may be inhibited and we may be unable to sustain growth in our sales for a number of reasons, including, but not limited to:

•	our failure to develop new or additional solutions;

•	our inability to market our solutions in a cost-effective manner to new clients or in new vertical or geographic markets;

•	our inability to expand our sales to existing clients;

•	the inability of our LeaseStar product family to grow traffic to its websites, resulting in lower levels of lead and lease/move-in traffic to clients;

•	our inability to build and promote our brand; and

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions.
A substantial amount of our past revenue growth was derived from purchases of upgrades and additional solutions by existing clients. Our costs associated with increasing revenue from existing clients are generally lower than costs associated with generating revenue from new clients. Therefore, a reduction in the rate of revenue increase from our existing clients, even if offset by an increase in revenue from new clients, could reduce our profitability and have a material adverse effect on our operating results.
If we are not able to integrate past or future acquisitions successfully, our operating results and prospects could be harmed.
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions involving ICIM Corporation and VRX in June 2015 and NWP Services Corporation in March 2016. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

•	difficulties in integrating and managing the operations and technologies of the companies we acquire;

•	diversion of our management’s attention from normal daily operations of our business;

•	our inability to maintain the clients, the key employees, the key business relationships and the reputations of the businesses we acquire;

•	our inability to generate sufficient revenue from acquisitions to offset our increased expenses associated with acquisitions;

•	difficulties in predicting or achieving the synergies between acquired businesses and our own businesses;

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
Our current acquisition strategy includes the acquisition of companies that offer property management systems or other systems that may not inter-operate with our software-enabled value-added services. In order to integrate and fully realize the benefits of such acquisitions, we expect to build application interfaces that enable such clients to use a wide range of our solutions while they continue to use their legacy management systems. In addition, over time we expect to migrate each acquired company’s clients to our on demand property management solutions to retain them as clients and to be in a position to offer them our solutions on a cost-effective basis. These efforts may be unsuccessful or entail costs that result in losses or reduced profitability.
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
The industry in which we operate is characterized by rapidly changing client requirements, technological developments and evolving industry standards. Our ability to attract new clients and increase revenue from existing clients will depend in large part on our ability to successfully develop, bring to market and sell enhancements to our existing solutions and new solutions that effectively respond to the rapid changes in our industry. Any enhancements or new solutions that we develop or acquire may not be introduced to the market in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate the revenue required to offset the operating expenses and capital expenditures related to development or acquisition. If we are unable to timely develop or acquire and sell enhancements and new solutions that keep pace with the rapid changes in our industry, our revenue will not grow as expected and we may not be able to maintain or meet profitability expectations.
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
We use a small number of data centers to deliver our solutions. Any disruption of service at our data centers or other facilities could interrupt or delay our clients’ access to our solutions, which could harm our operating results.
The ability of our clients to access our service is critical to our business. We host our products and services, support our operations and service our clients primarily from our data centers in the Dallas, Texas area.
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
Problems at one or more of our data centers, whether or not within our control, could result in service disruptions or delays or loss or corruption of data or documents. This could damage our reputation, cause us to issue credits to clients, subject us to potential liability or costs related to defending against claims, or cause clients to terminate or elect not to renew their agreements, any of which could negatively impact our revenues and harm our operating results.
Interruptions or delays in service from our third-party data center providers could impair our ability to deliver certain of our products to our clients, resulting in client dissatisfaction, damage to our reputation, loss of clients, limited growth and reduction in revenue.
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
Despite precautions taken at our controlled and third-party data centers, the occurrence of spikes in usage volume, a natural disaster, an act of terrorism, adverse changes in United States or foreign laws and regulations, vandalism or sabotage, a decision to close a third-party facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our on-demand software. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause clients to fail to renew their subscriptions, any of which could materially adversely affect our business.
We provide service level commitments to our clients, and our failure to meet the stated service levels could significantly harm our revenue and our reputation.
Our client agreements provide that we maintain certain service level commitments to our clients relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. For example, our service level agreements generally require that our solutions are available 98% of the time during coverage hours (normally 6:00 a.m. though 10:00 p.m. Central time daily) 365 days per year (other than certain permitted exceptions such as maintenance). If we are unable to meet the stated service level commitments, we may be contractually obligated to provide clients with refunds or credits. Additionally, if we fail to meet our service level commitments a specified number of times within a given time frame or for a specified duration, our clients may terminate their agreements with us or extend the term of their agreements at no additional fee. As a result, a failure to deliver services for a relatively short duration could cause us to issue credits or refunds to a large number of affected clients or result in the loss of clients. In addition, we cannot assure you that our clients will accept these credits, refunds, termination or extension rights in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in substantial client dissatisfaction or loss. Because of the loss of future revenues through the issuance of credits or the loss of clients or other potential liabilities, our revenue could be significantly impacted if we cannot meet our service level commitments to our clients.
We face intense competitive pressures and our failure to compete successfully could harm our operating results.
The market for many of our solutions is intensely competitive, fragmented and rapidly changing. Some of these markets have relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Increased competition generally could result in pricing pressures, reduced sales and reduced margins. Often we compete to sell our solutions against existing systems that our potential clients have already made significant expenditures to install.
Our competitors vary depending on our product and service. In the market for accounting software we compete with Yardi Systems, Inc. ("Yardi"), MRI Software LLC ("MRI"), Entrata, Inc., formerly Property Solutions International, Inc. (“Entrata”), AMSI Property Management (owned by Infor Global Solutions, Inc.), Intacct Corp, NetSuite Inc., Intuit Inc., Oracle Corporation, PeopleSoft and JD Edwards (each owned by Oracle Corporation), SAP AG, Microsoft Corporation, AppFolio Inc. and various smaller providers of accounting software. High costs are typically associated with switching an organization’s accounting software. In the market for property management software, we face competitive pressure from Yardi and its Voyager products, AMSI Property Management (owned by Infor Global Solutions, Inc.), Bostonpost (owned by MRI), Jenark (owned by CoreLogic), Entrata, ResMan and MRI. In the single family market, our accounting and property management systems primarily compete with Yardi, AppFolio Inc., Intuit Inc., DIY Real Estate Solutions (acquired by Yardi), Buildium, LLC, Rent Manager (owned by London Computer Systems, Inc.), and Property Boss Solutions, LLC.
In the market for vertically-integrated cloud computing for multifamily real estate owners and property managers, our only substantial competition is from Yardi. We also compete with cloud computing service providers such as Amazon.com Inc., Rackspace Hosting Inc., International Business Machines Corp. and many others.
We offer a number of software-enabled value-added services that compete with a disparate and large group of competitors. In the applicant screening market, our principal competitors are LexisNexis (a subsidiary of Reed Elsevier Group plc), CoreLogic, Inc. (formerly First Advantage Corporation, an affiliate of The First American Corporation), Entrata, TransUnion Rental Screening Solutions, Inc. (a subsidiary of TransUnion LLC), Resident Check Inc., Yardi, On-Site.com and many other smaller regional and local screening companies.
In the insurance market, our principal competitors are Assurant, Inc., Bader Company, CoreLogic, Inc., Entrata, Yardi and a number of national insurance underwriters (including GEICO Corporation, The Allstate Corporation, State Farm Fire and Casualty Company, Farmers Insurance Exchange, Nationwide Mutual Insurance Company and United Services Automobile Association) that market renter's insurance. There are many smaller screening and insurance providers in the risk mitigation area that we encounter less frequently, but they nevertheless present a competitive presence in the market.
In the client relationship management (“CRM”) market, we compete with providers of contact center and call tracking services, including LeaseHawk LLC, Yardi, Entrata, and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including LeaseHawk LLC, Lead Tracking Solutions (acquired by Yardi), Anyone Home, Inc., and Who’s Calling, Inc. In addition, we compete with content syndication providers VaultWare (owned by MRI Software LLC) and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Ellipse Communications, Inc., Entrata, G5 Search Marketing, Inc., Spherexx.com and Yardi. Certain Internet listing services also offer websites for their clients, usually as a free value add to their listing service.

In the marketing and web portal services market, we compete with G5 Search Marketing, Inc., Spherexx LLC, ReachLocal, Inc., Entrata, On-Site.com, Yodle, Inc., Yardi and many local or regional advertising agencies.
In the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of RentPath, Inc.), Rent.com (owned by RentPath, Inc.), RentPath, Inc., Apartments.com (a division of CoStar Group, Inc.), Apartment Finder (a division of CoStar Group, Inc.), Move, Inc., Entrata, Rent Café (a division of Yardi), Zillow (and Trulia, Inc.) and many other companies in regional areas.
In the Senior Living market, we compete against A Place for Mom, Inc., Care.com, Inc., Caring, Inc., Eldermark, Care Patrol Franchise Systems, LLC, Yardi, Aging with Grace, LLC, SeniorHousingNet.com (owned by Move, Inc.), G5 Search Marketing Inc., SeniorHomes.com (owned by Moseo, Corp.), The Right Click LLC, ALMSA Corporation and many other regionally focused companies.
In the utility billing and energy management market, we compete at a national level with American Utility Management, Inc., Conservice, LLC, Yardi (following its acquisitions of ista North America and Energy Billing Systems, Inc.), Entrata, Ocius LLC and Minol USA, L.P. Many other smaller utility billing companies compete for smaller rental properties or in regional areas.
In the revenue management market, we compete with Entrata, The Rainmaker Group, Inc. and Yardi.
In the market for multifamily housing market research, we compete with Reis, Inc., Axiometrics, Inc., Pierce-Eislen, Inc. (owned by Yardi), CoStar Group, Inc. and Portfolio Research, Inc.
In the spend management market, we compete with Yardi, AvidXchange, Inc., Nexus Systems, Inc., Ariba, Inc., Oracle Corporation, Buyers Access LLC, PAS Purchasing Solutions and ESS Technologies LLC.
In the payment processing market, we compete with Chase Paymentech Solutions, LLC (a subsidiary of JPMorgan Chase & Co.), First Data Corporation, Fiserv, Inc., MoneyGram International, Inc., On-Site.com, Entrata, PayLease LLC, RentPayment.com (a subsidiary of Yapstone, Inc.), Yardi, a number of national banking institutions and those that take payments directly from tenants.
In the affordable housing compliance and audit services market, we compete with Zeffert and Associates, Inc., Preferred Compliance Solutions, Inc., Spectrum Enterprises, Inc. and many other smaller local and regional compliance and audit services.
In the vacation rental market, we compete with LiveRez, Inc., HomeAway Software, Inc., and many other smaller local and regional companies.
In addition, many of our existing or potential clients have developed or may develop their own solutions that may be competitive with our solutions. We also may face competition for potential acquisition targets from our competitors who are seeking to expand their offerings.
With respect to all of our competitors, we compete based on a number of factors, including total cost of ownership, level of integration with property management systems, ease of implementation, product functionality and scope, performance, security, scalability and reliability of service, brand and reputation, sales and marketing capabilities and financial resources. Some of our existing competitors and new market entrants may enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, larger installed client bases and larger sales and marketing budgets, as well as greater financial, technical and other resources. In addition, any number of our existing competitors or new market entrants could combine or consolidate, or obtain new financing through public or private sources, to become a more formidable competitor with greater resources. As a result of such competitive advantages, our existing and future competitors may be able to:

•	develop superior products or services, gain greater market acceptance and expand their offerings more efficiently or more rapidly;

•	adapt to new or emerging technologies and changes in client requirements more quickly;

•	take advantage of acquisition and other opportunities more readily;

•	adopt more aggressive pricing policies and devote greater resources to the promotion of their brand and marketing and sales of their products and services; and

•	devote greater resources to the research and development of their products and services.
If we are not able to compete effectively, our operating results will be harmed.
We integrate our software-enabled value-added services with competitive property management software for some of our clients. Our application infrastructure, marketed to our clients as the RealPage Cloud, is based on an open architecture that enables third-party applications to access and interface with applications hosted in the RealPage Cloud through our RealPage Exchange platform. Likewise, through this platform our RealPage Cloud services are able to access and interface with other third-party applications, including third-party property management systems. We also provide services to assist in the implementation, training, support and hosting with respect to the integration of some of our competitors’ applications with our solutions. We sometimes rely on the cooperation of our competitors to implement solutions for our clients. However, frequently our reliance on the cooperation of our competitors can result in delays in integration. There is no assurance that our competitors, even if contractually obligated to do so, will continue to cooperate with us or will not prospectively alter their obligations to do so. We also occasionally develop interfaces between our software-enabled value-added services and competitor property management software without their cooperation or consent. There is no assurance that our competitors will not alter their applications in ways that inhibit or prevent integration or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications. Moreover, regardless of merit, such interface-related activity may result in costly litigation.
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
The operation and marketing of multi-tenant real estate developments is likely to become more dependent upon the use of and integration with social media platforms as communities attempt to reach their current and target clients through social applications, such as Facebook, Twitter, Instagram, LinkedIn, Pinterest, Tumblr, Google+ and other current and emerging social applications. The use of these applications necessarily involves the disclosure of personal information by individuals participating in social media, and the corresponding utilization of such personal information by our products and services via integration programs and data exchanges. The regulatory framework for social media privacy and security issues is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies on social media platforms have recently come under increased public scrutiny as various government agencies and consumer groups have called for new regulation and changes in industry practices. We are also subject to each social media platform’s terms and conditions for use, application development and integration, which may be modified, restricted or otherwise changed, affecting and possibly curtailing our ability to offer products and services.
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
The sales and activation cycles for our solutions, from initial contact with a prospective client to contract execution and activation, vary widely by client and solution. We do not recognize revenue until the solution is activated. While most of our activations follow a set of standard procedures, a client’s priorities may delay activation and our ability to recognize revenue, which could result in fluctuations in our quarterly operating results. Additionally, certain of our products are offered in suites containing multiple solutions, resulting in additional fluctuation in activations depending on each client’s priorities with respect to solutions included in the suite.
Many of our clients are price sensitive, and if market dynamics require us to change our pricing model or reduce prices, our operating results will be harmed.
Many of our existing and potential clients are price sensitive, and recent adverse global economic conditions, as well as decreased leasing velocity, have contributed to increased price sensitivity in the multifamily housing market and the other markets that we serve. As market dynamics change, or as new and existing competitors introduce more competitive pricing or pricing models, we may be unable to renew our agreements with existing clients or clients of the businesses we acquire or attract new clients at the same price or based on the same pricing model as previously used. As a result, it is possible that we may be required to change our pricing model, offer price incentives or reduce our prices, which could harm our revenue, profitability and operating results.
If we do not effectively expand and train our sales force, we may be unable to add new clients or increase sales to our existing clients and our business will be harmed.
We continue to be substantially dependent on our sales force to obtain new clients and to sell additional solutions to our existing clients. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new clients or increasing sales to our existing client base, our business will be harmed.
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
The software applications underlying our solutions are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have, from time to time, found defects in the software applications underlying our solutions, and new errors in our existing solutions may be detected in the future. Any errors or defects that cause performance problems or service interruptions could result in:

•	a reduction in new sales or subscription renewal rates;

•	unexpected sales credits or refunds to our clients, loss of clients and other potential liabilities;

•	delays in client payments, increasing our collection reserve and collection cycle;

•	diversion of development resources and associated costs;

•	harm to our reputation and brand; and

•	unanticipated litigation costs.
Additionally, the costs incurred in correcting defects or errors could be substantial and could adversely affect our operating results.

Failure to effectively manage the development, sale and support of our solutions and data processing efforts outside the United States could harm our business.
Our success depends, in part, on our ability to process high volumes of client data, enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain offices in Hyderabad, India; Cebu, Philippines and Manila, Philippines where we employ development and data processing personnel or conduct other business functions important to our operations. We believe that performing these activities in Hyderabad, Cebu and Manila increases the efficiency and decreases the costs of our related operations. We also maintain an office in Barcelona, Spain where certain of our vacation rental product development, sales and support operations are based. We believe our access to a multilingual employee base enhances our ability to serve vacation rental property managers in non-English speaking countries. We also maintain an office in Dubai, United Arab Emirates. Managing and staffing international operations requires management’s attention and financial resources. The level of cost savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Additionally, if we experience difficulties as a result of political, social, economic or environmental instability, change in applicable law, limitations of local infrastructure or problems with our workforce or facilities at our or third parties’ international operations, our business could be harmed due to delays in product release schedules or data processing services.
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
We rely on several large payment processing organizations to enable us to provide payment processing services to our clients, including electronic funds transfers, or EFT, check services, bank card authorization, data capture, settlement and merchant accounting services and access to various reporting tools. These organizations include Bank of America Merchant Services, Bank of America, N.A., Paymentech, LLC, Fiserv, Inc., Financial Transmission Network, Inc., Jack Henry & Associates, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo, N.A. We also rely on third-party hardware manufacturers to manufacture the check scanning hardware our clients utilize to process transactions. Some of these organizations and service providers are competitors who also directly or indirectly sell payment processing services to clients in competition with us. With respect to these organizations and service providers, we have significantly less control over the systems and processes than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these organizations and service providers. Accordingly, the failure of these organizations and service providers to renew their contracts with us or fulfill their contractual obligations and perform satisfactorily could result in significant disruptions to our operations and adversely affect operating results. In addition, businesses that we have acquired, or may acquire in the future, typically rely on other payment processing service providers. We may encounter difficulty converting payment processing services from these service providers to our payment processing platform. If we are required to find an alternative source for performing these functions, we may have to expend significant money, time and other resources to develop or obtain an alternative, and if developing or obtaining an alternative is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or meet their expectations, with the attendant potential for liability claims, damage to our reputation, loss of ability to attract or maintain clients and reduction of our revenue or profits.

We face a number of risks in our payment processing business that could result in a reduction in our revenues and profits.
In connection with our electronic payment processing services, we process renter payments and subsequently submit these renter payments to our clients after varying clearing times established by RealPage. These payments are settled through our sponsoring clearing banks, and in the case of EFT, our Originating Depository Financial Institutions, or ODFIs. Currently, we rely on Bank of America, N.A., Wells Fargo, N.A. and JPMorgan Chase Bank, N.A. as our sponsoring clearing banks. In the future, we expect to enter into similar sponsoring clearing bank relationships with one or more other national banking institutions. The renter payments that we process for our clients at our sponsoring clearing banks are identified in our condensed consolidated balance sheets as restricted cash and the corresponding liability for these renter payments is identified as client deposits. Our electronic payment processing business and related maintenance of custodial accounts subjects us to a number of risks, including, but not limited to:

•
liability for client costs related to disputed or fraudulent transactions if those costs exceed the amount of the client reserves we have during the clearing period or after renter payments have been settled to our clients;

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
If any of these risks related to our electronic payment processing business were to materialize, our business or financial results could be negatively affected. Although we attempt to structure and adapt our payment processing operations to comply with these complex and evolving laws and regulations, our efforts may not guarantee compliance. In the event that we are found to be in violation of these legal requirements, we may be subject to monetary fines, cease and desist orders, mandatory product changes, or other penalties that could have an adverse effect on our results of operations. Additionally, with respect to the processing of EFTs, we are exposed to financial risk. EFTs between a renter and our client may be returned for various reasons such as insufficient funds or stop payment orders. These returns are charged back to the client by us. However, if we or our sponsoring clearing banks are unable to collect such amounts from the client’s account or if the client refuses or is unable to reimburse us for the chargeback, we bear the risk of loss for the amount of the transfer. While we have not experienced material losses resulting from chargebacks in the past, there can be no assurance that we will not experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our clients may adversely affect our financial condition and results of operations.
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
The evolution and expansion of our payment processing business may subject us to additional risks and regulatory requirements, including laws governing money transmission and payment processing/settlement services. These requirements vary throughout the markets in which we operate, and have increased over time as the geographic scope and complexity of our product services have expanded. While we maintain a compliance program focused on applicable laws and regulations throughout the payments industry, there is no guarantee that we will not be subject to fines, criminal and civil lawsuits or other regulatory enforcement actions in one or more jurisdictions, or be required to adjust business practices to accommodate future regulatory requirements.

In order to maintain flexibility in the growth and expansion of our payments operations, we have obtained money transmitter licenses (or their equivalents) in several states, the District of Columbia and Puerto Rico and expect to continue the license application process in additional jurisdictions throughout the United States as needed to accommodate new product development. Our efforts to acquire and maintain this licensure could result in significant management time, effort, and cost, and may still not guarantee compliance given the constant state of change in these regulatory frameworks. Accordingly, costs associated with changes in compliance requirements, regulatory audits, enforcement actions, reputational harm, or other regulatory limits on our ability to grow our payment processing business could adversely affect our financial results.
If our security measures are breached and unauthorized access is obtained to our software platform and infrastructure, or our clients’ or their renters’ or prospects’ data, we may incur significant liabilities, third parties may misappropriate our intellectual property, our solutions may be perceived as not being secure and clients may curtail or stop using our solutions.
Maintaining the security of our software platform and service infrastructure is of paramount importance to us and our clients, and we devote significant resources to this effort. Breaches of the security measures we take to protect our software platform and service infrastructure and our and our clients’ confidential or proprietary information that is stored on and transmitted through those systems could disrupt and compromise the security of our internal systems and on demand applications, impair our ability to provide products and services to our clients and protect the privacy of their data, compromise our confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property, or otherwise adversely affect our business.
The solutions we provide involve the collection, storage and transmission of confidential personal and proprietary information regarding our clients and our clients’ current and prospective renters and business partners. Specifically, we collect, store and transmit a variety of client data such as demographic information and payment histories of our clients’ prospective and current renters and business partners. Additionally, we collect and transmit sensitive financial data such as credit card and bank account information. Treatment of certain types of data, such as personally identifiable information, protected health information and sensitive financial data may be subject to federal or state regulations requiring heightened privacy and security. If our data security or data integrity measures are breached or otherwise fail or prove to be inadequate for any reason, as a result of third-party actions or our employees’ or contractors’ errors or malfeasance or otherwise, and unauthorized persons obtain access to this information, or the data is otherwise compromised, we could incur significant liability to our clients and to their prospective or current renters or business partners, significant costs associated with internal regulatory investigations and litigation, or significant fines and sanctions by payment processing networks or governmental authorities. Any of these events or circumstances could result in damage to our reputation and material harm to our business.
We also rely upon our clients as users of our system to promote security of the system and the data within it, such as administration of client-side access credentialing and control of client-side display of data. On occasion, our clients have failed to perform these activities in such a manner as to prevent unauthorized access to data. To date, these breaches have not resulted in claims against us or in material harm to our business, but we cannot be certain that the failure of our clients in future periods to perform these activities will not result in claims against us, which could expose us to potential litigation, damage to our reputation and material harm to our business.
There can be no certainty that the measures we have taken to protect our software platform and service infrastructure, our confidential and proprietary information, and the privacy and integrity of our clients’, their current or prospective renters’ and business partners’ data are adequate to prevent or remedy unauthorized access to our system. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Experienced computer programmers seeking to intrude or cause harm, or hackers, may attempt to penetrate our service infrastructure from time to time. Hackers may consist of sophisticated organizations, competitors, governments or individuals who launch targeted attacks to gain unauthorized access to our systems. A hacker who is able to penetrate our service infrastructure could misappropriate proprietary or confidential information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to remedy, problems caused by hackers, and we may not have a timely remedy against a hacker who is able to penetrate our service infrastructure. In addition to purposeful breaches, inadvertent actions or the transmission of computer viruses could expose us to security risks. If an actual or perceived breach of our security occurs or if our clients and potential clients perceive vulnerabilities, the market perception of the effectiveness of our security measures could be harmed, we could lose sales and clients and our business could be materially harmed.

If we are unable to cost-effectively scale or adapt our existing architecture to accommodate increased traffic, technological advances or changing client requirements, our operating results could be harmed.
As we continue to increase our client base and the number of products used by our clients to manage units, the number of users accessing our on demand software solutions over the Internet will continue to increase. Increased traffic could result in slow access speeds and response times. Since our client agreements typically include service availability commitments, slow speeds or our failure to accommodate increased traffic could result in breaches of our client agreements. In addition, the market for our solutions is characterized by rapid technological advances and changes in client requirements. In order to accommodate increased traffic and respond to technological advances and evolving client requirements, we expect that we will be required to make future investments in our network architecture. If we do not implement future upgrades to our network architecture cost-effectively, or if we experience prolonged delays or unforeseen difficulties in connection with upgrading our network architecture, our service quality may suffer and our operating results could be harmed.
Because certain solutions we provide depend on access to client data, decreased access to this data or the failure to comply with the evolving laws and regulations governing privacy of data, cloud computing and cross-border data transfers, or the failure to address privacy concerns applicable to such data, could harm our business.
Certain of our solutions depend on our continued access to our clients’ data regarding their prospective and current renters, including data compiled by other third-party service providers who collect and store data on behalf of our clients. Federal, state and foreign governments have adopted and continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage, transmission, use and disclosure of personal information. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.
In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. Our clients may expect us to meet voluntary certification or other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain clients and could harm our business.
Any restrictions on the use of or decrease in the availability of data from our clients, or other third parties that collect and store such data on behalf of our clients, and the costs of compliance with, and other burdens imposed by, applicable legislative and regulatory initiatives may limit our ability to collect, aggregate or use this data. Any limitations on our ability to collect, aggregate or use such data could reduce demand for certain of our solutions. Additionally, any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy laws, regulations and policies, could result in liability to us or damage to our reputation and could inhibit sales and market acceptance of our solutions and harm our business.
The market for on demand software solutions in the rental housing industry continues to develop, and if it does not develop further or develops more slowly than we expect, our business will be harmed.
The market for on demand SaaS software solutions in the rental housing industry delivered via the Internet through a web browser is rapidly growing but still relatively immature compared to the market for traditional on premise software installed on a client’s local personal computer or server. It is uncertain whether the on demand delivery model will achieve and sustain high levels of demand and market acceptance, making our business and future prospects difficult to evaluate and predict. While our existing client base has widely accepted this new model, our future success will depend, to a large extent, on the willingness of our potential clients to choose on demand software solutions for business processes that they view as critical. Many of our potential clients have invested substantial effort and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to switch to on demand software solutions. Some businesses may be reluctant or unwilling to use on demand software solutions because they have concerns regarding the risks associated with security capabilities, reliability and availability, among other things, of the on demand delivery model. If potential clients do not consider on demand software solutions to be beneficial, then the market for these solutions may not further develop, or it may develop more slowly than we expect, either of which would adversely affect our operating results.
If use of the Internet and mobile technology, particularly with respect to online rental housing products and services, does not continue to increase as rapidly as we anticipate, our business could be harmed.
Our future success is substantially dependent on the continued use of the Internet and mobile technology as effective media of business and communication by our clients and consumers. Internet and mobile technology use may not continue to develop at historical rates, and consumers may not continue to use the Internet or mobile technology as media for information exchange or we may not keep up with the latest technology. Further, these media may not be accepted as viable long-term outlets for rental housing information for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. If consumers begin to access rental housing information through other media and we fail to innovate, our business may be negatively impacted.

Economic trends that affect the rental housing market may have a negative effect on our business.
Our clients include a range of organizations whose success is intrinsically linked to the rental housing market. Economic trends that negatively or positively affect the rental housing market may adversely affect our business. Instability or downturns affecting the rental housing market may have a material adverse effect on our business, prospects, financial condition and results of operations by:

•	decreasing demand for leasing and marketing solutions;

•	reducing the number of occupied sites and units on which we earn revenue;

•	preventing our clients from expanding their businesses and managing new properties;

•	causing our clients to reduce spending on our solutions;

•	subjecting us to increased pricing pressure in order to add new clients and retain existing clients;

•	causing our clients to switch to lower-priced solutions provided by our competitors or internally developed solutions;

•	delaying or preventing our collection of outstanding accounts receivable; and

•	causing payment processing losses related to an increase in client insolvency.
In addition, economic trends that reduce the frequency of renter turnover or the quantity of new renters may reduce the number of rental transactions completed by our clients and may, as a result, reduce demand for our rental, leasing or marketing transaction specific services.
If clients and other advertisers reduce or end their advertising spending on our LeaseStar products and we are unable to attract new advertisers, our business would be harmed.
Some components of our LeaseStar product family depend on advertising generated through sales to real estate agents and brokerages, property owners and other advertisers relevant to rental housing. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

•	increasing the number of consumers of our LeaseStar products and services;

•	demonstrating lead generation value to our LeaseStar clients;

•	competing effectively for advertising dollars with other online media companies;

•	continuing to develop our advertising products and services;

•	keeping pace with changes in technology and with our competitors; and

•	offering an attractive return on investment to our advertiser clients for their advertising spending with us.
Reductions in lead generation could have a negative effect on our operating results.
We could face reductions in leads generated for our clients if third-party originators of such leads were to elect to suspend sending leads to us or our sources for such leads were reduced. Reductions in leads generated could reduce the value of our lead generation services, make it difficult for us to add new lead generation services clients, retain existing lead generation services clients and maintain or increase sales levels to our existing lead generation services clients and could adversely affect our operating results.
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
Our Credit Facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. See additional discussion of these requirements in Note 6, Debt, of the Notes to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2016, we were in compliance with the covenants under our Credit Facility.
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

Many of our client agreements require us to indemnify our clients for certain third-party claims, such as intellectual property infringement claims, which could increase our costs of defending such claims and may require that we pay damages if there were an adverse ruling or settlement related to any such claims. These types of claims could harm our relationships with our clients, may deter future clients from purchasing our solutions or could expose us to litigation for these claims. Even if we are not a party to any litigation between a client and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.
Litigation could force us to stop selling, incorporating or using our solutions that include the challenged intellectual property or redesign those solutions that use the technology. In addition, we may have to pay damages if we are found to be in violation of a third party’s rights. We may have to procure a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. There is no assurance that we would be able to develop alternative solutions or, if alternative solutions were developed, that they would perform as required or be accepted in the relevant markets. In some instances, if we are unable to offer non-infringing technology, or obtain a license for such technology, we may be required to refund some or the entire license fee paid for the infringing technology by our clients.
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
We customarily enter into agreements with our employees, contractors and certain parties with whom we do business to limit access to, use of, and disclosure of our confidential and proprietary information. The legal and technical steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, we may be required to release the source code of our software to third parties under certain circumstances. For example, some of our client agreements provide that if we cease to maintain or support a certain solution without replacing it with a successor solution, then we may be required to release the source code of the software underlying such solution. In addition, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Moreover, it may be difficult or practically impossible to detect copyright infringement or theft of our software code. Enforcement of our intellectual property rights also depends on our legal actions being successful against these infringers, but these actions may not be successful, even when our rights have been infringed. Furthermore, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.
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
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our clients or vendors in connection with commercial disputes, claims brought by our clients’ current or prospective renters, including class action lawsuits based on asserted statutory or regulatory violations, employment-based claims made by our current or former employees, administrative agencies, government regulators, or insurers. In November 2014, the Company was named in a purported class action lawsuit in the United States District Court for the Eastern District of Virginia, styled Jenkins v. RealPage, Inc., Case No. 3:14cv758. This case has since been transferred to the United States District Court for the Eastern District of Pennsylvania. On January 25, 2016, the court entered an order placing the case in suspense until the United States Supreme Court issues its decision in Spokeo, Inc. v. Robins. In March 2015, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Stokes v. RealPage, Inc., Case No. 2:15-cv-01520. On January 25, 2016, the court entered an order placing the case in suspense until the United States Supreme Court issues its decision in Spokeo, Inc. v. Robins. We intend to defend each case vigorously. Litigation, enforcement actions and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover such legal proceedings or claims or may withhold or dispute coverage of such legal proceedings or claims on various grounds, including by alleging such coverage is beyond the scope of such policies, that we are not in compliance with the terms of such insurance policies or that such policies are not in effect, even after proceeds under such insurance policies have been received by us. In addition, insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all. A legal proceeding or claim brought against us that is uninsured or under-insured could result in unanticipated costs, thereby harming our operating results.
We could be sued for contract, warranty or product liability claims, and such lawsuits may disrupt our business, divert management’s attention and our financial resources or have an adverse effect on our financial results.
We provide warranties to clients of certain of our solutions and services relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. General errors, defects, inaccuracies or other performance problems in the software applications underlying our solutions or inaccuracies in or loss of the data we provide to our clients could result in financial or other damages to our clients. Additionally, errors associated with any delivery of our services, including utility billing, could result in financial or other damages to our clients. There can be no assurance that any warranty disclaimers, general disclaimers, waivers or limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions, in amounts and under terms that we believe are appropriate. There can be no assurance that this coverage will continue to be available on terms acceptable to us, or at all, or in sufficient amounts to cover one or more large product liability claims, or that the insurer will not deny coverage for any future claim or dispute coverage of such legal proceedings or claims even after proceeds under such insurance policies have been received by us. The successful assertion of one or more large product liability claims against us that exceeds available insurance coverage, could have a material adverse effect on our business, prospects, financial condition and results of operations.
If we fail to develop our brands in a cost-effective manner, our financial condition and operating results could be harmed.
We market our solutions under discrete brand names. We believe that developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future solutions and is an important element in attracting new clients and retaining our existing clients. Additionally, we believe that developing these brands in a cost-effective manner is critical in meeting our expected margins. In the past, our efforts to build our brands have involved significant expenses and we intend to continue to make expenditures on brand promotion. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands. If we fail to build and maintain our brands in a cost-effective manner, we may fail to attract new clients or retain our existing clients, and our financial condition and results of operations could be harmed.
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
The rental housing industry is subject to extensive and complex federal, state and local laws and regulations. Our services and solutions must work within the extensive and evolving legal and regulatory requirements applicable to our clients and third-party service providers, including, but not limited to, those under the Fair Credit Reporting Act, the Fair Housing Act, the Deceptive Trade Practices Act, the Drivers Privacy Protection Act, the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the United States Tax Reform Act of 1986 (TRA86), which is an IRS law governing tax credits, the Privacy Rules, Safeguards Rule and Consumer Report Information Disposal Rule promulgated by the Federal Trade Commission, or FTC, the FTC's Telemarketing Sales Rule, the Telephone Consumer Protection Act (TCPA), the CAN-SPAM Act, the Electronic Communications Privacy Act, the regulations of the United States Department of Housing and Urban Development, or HUD, HIPAA/HITECH, rules and regulations of the Consumer Financial Protection Bureau (CFPB) and complex and divergent state and local laws and regulations related to data privacy and security, credit and consumer reporting, deceptive trade practices, discrimination in housing, telemarketing, electronic communications, call recording, utility billing and energy and gas consumption. These regulations are complex, change frequently and may become more stringent over time. Although we attempt to structure and adapt our solutions and service offerings to comply with these complex and evolving laws and regulations, we may be found to be in violation. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative and other enforcement actions as well as class action lawsuits or demands for client reimbursement. Additionally, many applicable laws and regulations provide for penalties or assessments on a per occurrence basis. Due to the nature of our business, the type of services we provide and the large number of transactions processed by our solutions, our potential liability in an enforcement action or class action lawsuit could be significant. In addition, entities such as HUD, the FTC and the CFPB have the authority to promulgate rules and regulations that may impact our clients and our business. On February 23, 2015, we received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the Fair Credit Reporting Act. We have responded to the request.

At this time, we do not know the scope of the investigation and we do not have sufficient information to evaluate the likelihood or merits of any potential enforcement action, or to predict the outcome or costs of responding to, or the costs, if any, of resolving this investigation.
We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information or consumer information could affect our clients’ ability to use and share data, potentially reducing demand for our on demand software solutions.
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
Through our wholly owned subsidiary, Multifamily Internet Ventures LLC, a managing general insurance agency, we generate commission revenue from offering liability and renters' insurance. Through Multifamily Internet Ventures LLC we also sell additional insurance products, including auto and other personal lines insurance, to renters that buy renters' insurance from us. These policies are ultimately underwritten by various insurance carriers. Some of the property owners and managers that participate in our programs opt to require renters to purchase rental insurance policies and agree to grant to Multifamily Internet Ventures LLC exclusive marketing rights at their properties. If demand for residential rental housing declines, property owners and managers may be forced to reduce their rental rates and to stop requiring the purchase of rental insurance in order to reduce the overall cost of renting. If property owners or managers cease to require renters' insurance, elect to offer policies from competing providers or insurance premiums decline, our revenues from selling insurance policies will be adversely affected.
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
States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and currently collect and remit sales taxes in taxing jurisdictions where we believe we are required to do so. However, additional state and/or local taxing jurisdictions may seek to impose sales or other tax collection obligations on us, including for past sales. A successful assertion that we should be collecting additional sales or other taxes on our solutions could result in substantial tax liabilities for past sales, discourage clients from purchasing our solutions or may otherwise harm our business and operating results. This risk is greater with regard to solutions acquired through acquisitions.
We may also become subject to tax audits or similar procedures in jurisdictions where we already collect and remit sales taxes. A successful assertion that we have not collected and remitted taxes at the appropriate levels may also result in substantial tax liabilities for past sales. Liability for past taxes may also include very substantial interest and penalty charges. Our client contracts provide that our clients must pay all applicable sales and similar taxes. Nevertheless, clients may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on our solutions going forward will effectively increase the cost of such solutions to our clients and may adversely affect our ability to continue to sell those solutions to existing clients or to gain new clients in the areas in which such taxes are imposed.
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
We believe that a strong corporate culture that nurtures core values and philosophies is essential to our long-term success. We call these values and philosophies the “RealPage Promise” and we seek to practice the RealPage Promise in our actions every day. The RealPage Promise embodies our corporate values with respect to client service, investor communications, employee respect and professional development and management decision-making and leadership. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture which could negatively impact our future success.
Risks Related to Ownership of our Common Stock
The concentration of our capital stock owned by insiders may limit your ability to influence corporate matters.
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 33.2% of our common stock as of March 31, 2016. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 31.8% of our common stock as of March 31, 2016. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
The trading price of our common stock price may be volatile.
The trading price of our common stock could be subject to wide fluctuations in response to various factors, including, but not limited to, those described in this “Risk Factors” section, some of which are beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our operating results or in expectations regarding our operating results;

•	variations in operating results of similar companies;

•	announcements of technological innovations, new solutions or enhancements, strategic alliances or agreements by us or by our competitors;

•	announcements by competitors regarding their entry into new markets, and new product, service and pricing strategies;

•	marketing, advertising or other initiatives by us or our competitors;

•	increases or decreases in our sales of products and services for use in the management of units by clients and increases or decreases in the number of units managed by our clients;

•	threatened or actual litigation;

•	major changes in our board of directors or management;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any research analysts that elect to follow our common stock;

•	market conditions in our industry and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of our shares of common stock by existing stockholders;

•	volatility in our stock price, which may lead to higher stock-based compensation expense under applicable accounting standards; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
As of March 31, 2016, we had 80,021,740 shares of common stock outstanding. Of these shares, 76,214,954 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of March 31, 2016, holders of 24,257,935 shares, or approximately 30.3%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.
In addition, we have registered approximately 27,634,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 3,038,595 shares were eligible for sale upon the exercise of vested options as of March 31, 2016.
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
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you would receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares. In addition, the terms of our credit facilities currently restrict our ability to pay dividends. See additional discussion under the Dividend Policy heading of Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on February 29, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the three months ended March 31, 2016, by RealPage, Inc. or any "affiliated purchaser" of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2016 through January 31, 2016	—	$—	—	$22,863,595
February 1, 2016 through February 29, 2016	132,095	19.98	132,095	20,224,659
March 1, 2016 through March 31, 2016	645,574	20.91	645,574	6,725,519
	777,669	$20.75	777,669	$6,725,519
(1)    On May 6, 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock for a period of up to one year after the approval date. In May 2015, our board of directors approved an extension of the stock repurchase program through May 6, 2016, permitting the repurchase of up to $50.0 million of our common stock during the period commencing on the extension date and ending on May 6, 2016. During the periods covered by the table, no determination was made by us to terminate or suspend the stock repurchase program.
On April 26, 2016, our board of directors approved a one-year extension of the share repurchase program. The terms of the extension permit the repurchase of up to $50.0 million of our common stock during the period commencing on the extension day and ending on May 6, 2017.
Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 6, 2016

RealPage, Inc.

By:	/s/ W. Bryan Hill
W. Bryan Hill
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger, dated February 23, 2016, among the Registrant, RP Newco XVIII Inc., NWP Services Corporation and Ronald Reed, as Shareholder Representative	8-K	2/23/2016	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated July 29, 2012	S-3	9/13/2012	4.4
10.1	Third Amendment to the RealPage, Inc. 2010 Equity Incentive Plan, as amended and restated, dated February 18, 2016				X
10.2
First Amendment to Credit Agreement and Incremental Amendment among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated February 26, 2016
					X
10.3	Form of 2016 Management Incentive Plan				X
10.4
Form of Restricted Stock Award Agreement for time-based awards between the Company and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended
					X
10.5
Form of Restricted Stock Award Agreement for market-based awards between the Company and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended
					X
10.6
Form of Restricted Stock Award Agreement for market-based awards between the Company and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended
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