Form 10-Q
period 2016-06-30
REALPAGE INC
filed 2016-08-04
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 22, 2016
Common Stock, $0.001 par value	80,265,176

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,688	$30,911
Restricted cash	76,335	85,461
Accounts receivable, less allowance for doubtful accounts of $2,962 and $2,318 at June 30, 2016 and December 31, 2015, respectively	80,209	74,192
Prepaid expenses	11,166	8,294
Other current assets	22,414	23,085
Total current assets	236,812	221,943
Property, equipment, and software, net	114,757	82,198
Goodwill	261,768	220,097
Identified intangible assets, net	91,624	81,280
Deferred tax assets, net	18,863	12,051
Other assets	5,870	5,632
Total assets	$729,694	$623,201
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,879	$17,448
Accrued expenses and other current liabilities	42,911	28,294
Current portion of deferred revenue	83,288	84,200
Current portion of term loan, net	3,906	—
Client deposits held in restricted accounts	76,281	85,405
Total current liabilities	233,265	215,347
Deferred revenue	6,922	6,979
Revolving line of credit	—	40,000
Term loan, net	119,678	—
Other long-term liabilities	35,382	34,423
Total liabilities	395,247	296,749
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 84,783,938 and 82,919,033 shares issued and 80,339,457 and 78,793,670 shares outstanding at June 30, 2016 and December 31, 2015, respectively	85	83
Additional paid-in capital	492,509	471,668
Treasury stock, at cost: 4,444,481 and 4,125,363 shares at June 30, 2016 and December 31, 2015, respectively	(26,517)	(24,338)
Accumulated deficit	(130,831)	(120,415)
Accumulated other comprehensive loss	(799)	(546)
Total stockholders’ equity	334,447	326,452
Total liabilities and stockholders’ equity	$729,694	$623,201

See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
On demand	$136,610	$110,640	$260,021	$217,100
On premise	687	726	1,459	1,467
Professional and other	5,422	3,396	9,622	6,665
Total revenue	142,719	114,762	271,102	225,232
Cost of revenue	62,078	48,493	116,826	96,055
Gross profit	80,641	66,269	154,276	129,177
Operating expense:
Product development	18,878	18,084	36,150	36,061
Sales and marketing	35,129	30,887	67,328	60,000
General and administrative	21,932	20,037	40,278	38,373
Impairment of identified intangible assets	—	—	—	527
Total operating expense	75,939	69,008	143,756	134,961
Operating income (loss)	4,702	(2,739)	10,520	(5,784)
Interest expense and other, net	(1,074)	(390)	(1,782)	(657)
Income (loss) before income taxes	3,628	(3,129)	8,738	(6,441)
Income tax expense (benefit)	1,545	189	3,659	(1,515)
Net income (loss)	$2,083	$(3,318)	$5,079	$(4,926)

Net income (loss) per share attributable to common stockholders
Basic	$0.03	$(0.04)	$0.07	$(0.06)
Diluted	$0.03	$(0.04)	$0.07	$(0.06)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	76,363	76,799	76,509	76,877
Diluted	77,161	76,799	77,120	76,877
See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$2,083	$(3,318)	$5,079	$(4,926)
Unrealized loss on interest rate swaps, net	(330)	—	(409)	—
Foreign currency translation adjustment, net	8	(72)	104	(236)
Comprehensive income (loss)	$1,761	$(3,390)	$4,774	$(5,162)
See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balance as of December 31, 2015	82,919	$83	$471,668	$(546)	$(120,415)	(4,125)	$(24,338)	$326,452
Issuance of common stock	510	1	8,007	—	—	—	—	8,008
Issuance of restricted stock	2,368	2	(2)	—	—	—	—	—
Treasury stock purchases, at cost	—	—	—	—	—	(1,332)	(23,423)	(23,423)
Retirement of treasury shares	(1,013)	(1)	(5,748)	—	(15,495)	1,013	21,244	—
Stock-based compensation	—	—	19,006	—	—	—	—	19,006
Net tax benefit deficiency of stock-based compensation	—	—	(422)	—	—	—	—	(422)
Interest rate swap agreements	—	—	—	(409)	—	—	—	(409)
Foreign currency translation	—	—	—	104	—	—	—	104
Reclassification of realized losses on cash flow hedge to earnings, net of tax	—	—	—	52	—	—	—	52
Net income	—	—	—	—	5,079	—	—	5,079
Balance as of June 30, 2016	84,784	$85	$492,509	$(799)	$(130,831)	(4,444)	$(26,517)	$334,447
See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$5,079	$(4,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,822	21,874
Deferred taxes	2,320	(1,654)
Stock-based expense	19,128	21,997
Excess tax benefit from stock-based compensation	—	637
Impairment of identified intangible assets	—	527
Loss on disposal and impairment of other long-lived assets	85	2,276
Acquisition-related consideration	(251)	493
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	1,251	191
Prepaid expenses and other current assets	2,656	(171)
Other assets	(108)	181
Accounts payable	62	1,086
Accrued compensation, taxes, and benefits	1,828	4,874
Deferred revenue	(1,229)	1,325
Other current and long-term liabilities	2,958	84
Net cash provided by operating activities	60,601	48,794
Cash flows from investing activities:
Purchases of property, equipment, and software	(38,486)	(11,248)
Proceeds from disposal of property, equipment, and software	—	305
Acquisition of businesses, net of cash acquired	(71,305)	(45,450)
Net cash used in investing activities	(109,791)	(56,393)
Cash flows from financing activities:
Proceeds from term loan	124,688	—
Payments on term loan	(781)	—
Proceeds from revolving credit facility	—	44,000
Payments on revolving line of credit	(40,000)	(14,000)
Deferred financing costs	(392)	(8)
Payments on capital lease obligations	(426)	(286)
Payments of acquisition-related consideration	(2,736)	(1,234)
Issuance of common stock	8,008	1,469
Excess tax benefit from stock-based compensation	—	(637)
Purchase of treasury stock related to stock-based compensation	(2,179)	(3,937)
Purchase of treasury stock under share repurchase program	(21,244)	(15,146)
Net cash provided by financing activities	64,938	10,221
Net increase in cash and cash equivalents	15,748	2,622
Effect of exchange rate on cash	29	(236)
Cash and cash equivalents:
Beginning of period	30,911	26,936
End of period	$46,688	$29,322

See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental cash flow information:
Cash paid for interest	$1,747	$350
Cash paid for income taxes, net of refunds	$1,200	$482
Non-cash investing activities:
Accrued property, equipment, and software	$8,927	$1,407

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
Reclassification
Certain amounts included in cost of revenue in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 have been reclassified as sales and marketing expense to conform to current period presentation. This reclassification resulted in an increase in gross profit of $1.1 million and $1.2 million for the three and six months ended June 30, 2015, respectively. Additionally, the impairment of an indefinite-lived intangible asset in the amount of $0.5 million recognized in the first quarter of 2015 was reclassified from the line “General and administrative” to “Impairment of identified intangible assets” in the current period. These reclassifications did not result in a change in the periods’ net loss.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the three and six months ended June 30, 2016 and 2015 was earned in the United States. Net property, equipment, and software held consisted of $110.1 million and $77.4 million located in the United States, and $4.7 million and $4.8 million in our international subsidiaries at June 30, 2016 and December 31, 2015, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines and India at both June 30, 2016 and December 31, 2015.

Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; fair value measurements; contingent commissions related to the sale of insurance products; purchase accounting allocations and contingent consideration; revenue and deferred revenue and related reserves; stock-based expense; and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates. For greater detail regarding these accounting policies and estimates, refer to our Form 10-K.
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
When arrangements with clients include multiple software solutions and/or services, we allocate arrangement consideration to each deliverable based on its relative selling price. In such circumstances, we determine the relative selling price for each deliverable based on vendor specific objective evidence of selling price (“VSOE”), if available, or our best estimate of selling price (“ESP”). We have determined that third-party evidence of selling price is not available as our solutions and services are not largely interchangeable with those of other vendors. Our process for determining ESP considers multiple factors, including prices charged by us for similar offerings when sold separately, pricing and discount strategies, and other business objectives.
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
No single client accounted for 10% or more of our revenue or accounts receivable for the three or six months ended June 30, 2016 or 2015.
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
Our interest rate derivatives are designated as cash flow hedges and are carried in the Condensed Consolidated Balance Sheets at their fair value. Unrealized gains and losses resulting from changes in the fair value of these instruments are classified as either effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income (“AOCI”), while the ineffective portion is recorded as a component of interest expense in the period of change. Amounts reported in AOCI related to interest rate derivatives are reclassified into interest expense as interest payments are made on our variable-rate debt. If an interest rate derivative agreement is terminated prior to its maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the forecasted transactions impact earnings. If the hedging relationship is discontinued because it is probable that the forecasted transactions will not occur according to our original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. See Note 13, Derivative Financial Instruments for additional information.
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

Inventory
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company establishes inventory allowances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable values based on assumptions about forecasted demand, open purchase commitments, and market conditions. Inventories consist primarily of meters, including subcontract labor costs on contracts in progress.
Other Current Assets
Other current assets consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Lease-related receivables	$16,198	$20,683
Inventory	2,185	548
Indemnification asset	1,220	—
Other current assets	2,811	1,854
Total other current assets	$22,414	$23,085
Lease-related receivables consist primarily of incentives related to a lease executed in 2015 for our new corporate headquarters in Richardson, Texas. The indemnification asset arose from our acquisition of NWP Services Corporation, which was completed in the first quarter of 2016. See additional discussion of this asset in Note 3.
Recently Adopted Accounting Standards
We adopted Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Agreements in the first quarter of 2016. As a result of our retrospective adoption of these standards, we present term loans payable net of unamortized debt issuance costs in the Condensed Consolidated Balance Sheets. Prior to adoption of this ASU, such issuance costs were included in other assets. Our adoption of this standard did not result in a reclassification of previously reported amounts, as we did not have outstanding term loans at December 31, 2015. As required, debt issuance costs related to our secured revolving credit facility continue to be presented in other assets in the Condensed Consolidated Balance Sheets.
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement-period adjustments. This ASU requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. We adopted ASU 2015-16 in the first quarter of 2016.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet instead of the previous requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts. As permitted, we early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement and whether such an arrangement contains a software license or is solely a service contract. The Company adopted this standard in the first quarter of 2016 and will prospectively apply the guidance to all arrangements entered into or materially modified after January 1, 2016.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2018. The amendments in this ASU are to be applied through a cumulative-effect adjustment to retained earnings as of the first reporting period in which the ASU is effective. We have not yet selected a transition date and are currently evaluating the impact of adopting ASU 2016-13 on our financial statements.
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
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Current GAAP requires lessees to classify their leases as either capital leases, for which the lessee recognizes a lease liability and a related leased asset, or operating leases, which are not reflected in the lessee’s balance sheet. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with a term of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or an operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both operating and finance leases to be recognized on the balance sheet. Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended by certain supplementary ASU’s released in 2016, will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.
In August 2015, the FASB issued ASU 2015-14, Topic 606 - Deferral of Effective Date. ASU 2015-14 permits public business entities to defer the adoption of ASU 2014-09 until interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. We have not yet selected a transition method or date and are currently evaluating the impact of the pending adoption of this ASU on our ongoing financial reporting.
3. Acquisitions
We apply the guidance contained in ASC Topic 805, Business Combinations (“ASC 805”) in determining whether an acquisition transaction constitutes a business combination. ASC 805 defines a business as consisting of inputs and processes applied to those inputs that have the ability to create outputs. The acquisition transactions below were determined to constitute business combinations and were accounted for under ASC 805.
Purchase consideration includes assets transferred, liabilities incurred, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combination transactions may be structured to include an up-front cash payment and deferred and/or contingent cash payments to be made at specified dates subsequent to the date of acquisition. Deferred cash payments are included in the acquisition consideration based on their fair value as of the acquisition date. The fair value of these obligations is estimated based on the present value, as of the date of acquisition, of the anticipated future payments. The future payments are discounted using a rate that considers an estimate of the return expected by a market-participant and a measurement of the risk inherent in the cash flows, among other inputs. Deferred cash payments are generally subject to adjustments specified in the underlying purchase agreement related to the seller’s indemnification obligations. Contingent cash payments are obligations to make future cash payments to the seller, the payment of which is contingent upon the acquired business achieving stipulated operational or financial targets in the post-acquisition period. Contingent cash payments are included in the purchase consideration at their fair value as of the acquisition date. The fair value of these payments is estimated by management using a probability weighted discount model based on the achievement of the specified targets. The fair value of these liabilities is re-evaluated on a quarterly basis, and any change is reflected in the line “General and administrative” in the accompanying Condensed Consolidated Statements of Operations.
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
Acquisition costs are expensed as incurred and are included in the line “General and administrative” in the accompanying Condensed Consolidated Statements of Operations. We include the results of operations from acquired businesses in our condensed consolidated financial statements from the effective date of the acquisition.
2016 Acquisitions
eSupply Systems, LLC
In June 2016, we acquired substantially all of the assets of eSupply Systems, LLC (“eSupply”) and those of certain entities related to eSupply. eSupply is an e-procurement software and group purchasing service and will augment our existing Spend Management solutions.
We acquired eSupply for a purchase price of $7.0 million, consisting of a cash payment of $5.5 million at closing and deferred cash obligation of up to $1.6 million, payable over 18 months after the acquisition date. The deferred cash obligation is subject to adjustments specified in the merger agreement related to the sellers’ indemnification obligations. The fair value of the deferred cash obligation on the date of acquisition was $1.5 million. This acquisition was financed using proceeds from our term loan. Direct acquisition costs were immaterial.
The acquired identified intangible assets consist of developed technology and client relationships. These intangible assets were assigned estimated useful lives of three and ten years, respectively. We recognized goodwill in the amount of $3.2 million related to this acquisition, which is primarily comprised of anticipated synergies with our existing Spend Management solutions. Goodwill and the acquired identified intangible assets are deductible for tax purposes.
AssetEye, Inc.
In May 2016, we acquired all of the issued and outstanding stock of AssetEye, Inc. (“AssetEye”). AssetEye is a data aggregation, reporting, and collaboration platform for institutions holding multiple real estate asset classes. This solution provides asset and portfolio managers with a solution to evaluate performance, trends, and operations across a portfolio with transparency into property-level data. The acquisition of AssetEye expanded the Company’s on demand solutions to serve all asset classes, including commercial, hospitality, multifamily, single family, senior living and student housing.
We acquired AssetEye’s issued and outstanding stock for a purchase price of $4.9 million. The purchase price consisted of a cash payment of $3.6 million at closing, net of cash acquired of $0.8 million; deferred cash obligations of $1.0 million, payable over a period of 2 years following the date of acquisition; contingent cash payments of up to $1.0 million if certain revenue targets are achieved during the three-month period ended September 30, 2017; and additional cash payments of $0.2 million due to former shareholders of AssetEye which are expected to be remitted over a short-term period. The deferred cash obligation is subject to adjustments specified in the merger agreement related to the sellers’ indemnification obligations. The fair value of the deferred and contingent cash obligations was $0.9 million and $0.2 million, respectively, at the date of acquisition. This acquisition was financed with proceeds from our term loan that was issued in February 2016. Direct acquisition costs were immaterial.
The acquired identified intangible assets comprise developed technology and client relationships having useful lives of five and ten years, respectively. We recognized goodwill in the amount of $3.2 million related to this acquisition, which is primarily comprised of anticipated synergies between the AssetEye solution and our existing complementary solutions as well as our sales and marketing infrastructure. Goodwill and identified intangible assets recognized in connection with this transaction are not deductible for tax purposes.
NWP Services Corporation
In March 2016, we acquired all of the issued and outstanding stock of NWP Services Corporation (“NWP”). NWP provides a full range of utility management services, including resident billing; payment processing; utility expense management; analytics and reporting; sub-metering and maintenance; and regulatory compliance. The primary products offered by NWP include Utility Logic, Utility Smart, Utility Genius, SmartSource, and NWP Sub-meter. NWP will be integrated into our resident services product family. The integrated platform will enable property owners and managers to increase the collection of rent utilities and energy recovery. Goodwill arising from this acquisition consists of anticipated synergies from the integration of NWP into our existing structure.
We acquired NWP’s issued and outstanding stock for a purchase price of $69.0 million. The purchase price consisted of a cash payment of $59.0 million at closing, net of cash acquired of $0.1 million; deferred cash obligations of $7.2 million, payable over a period of three years following the date of acquisition; and other amounts totaling $3.2 million, consisting of payments to certain employees and former shareholders of NWP that are expected to be remitted over a short-term period. The deferred cash obligation is subject to adjustments specified in the merger agreement related to the sellers’ indemnification obligations. The acquisition-date fair value of the deferred cash obligation was $6.8 million. This acquisition was financed with proceeds from our term loan that was issued in February 2016. Acquisition costs associated with this transaction totaled $0.3 million and were expensed as incurred.
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
We assigned approximately $10.2 million of value to deferred tax assets in our purchase price allocation, consisting primarily of $9.9 million of federal and state net operating losses (“NOL”). This NOL amount reflects the tax benefit from approximately $27.3 million of NOLs we expect to realize after considering various limitations and restrictions on NWP’s pre-acquisition NOLs.
In connection with the acquisition of NWP, we recorded an indemnification asset of $1.2 million, which represents the selling security holders’ obligation under the purchase agreement to indemnify RealPage, Inc. for the outcome of certain accrued obligations. The indemnification asset was recognized on the same basis as the corresponding liability, which is based on its estimated fair value as of the date of acquisition. We are also indemnified against losses related to certain litigation to which NWP was a party at the date of acquisition. A settlement was reached in one of these matters in March 2016, for which a liability of $0.5 million was recognized in our allocation of purchase price. At this time, sufficient information is not available to predict the outcome or costs of responding to, or the costs, if any, of resolving the remaining matters.
Purchase Price Allocation
The estimated fair values of assets acquired and liabilities assumed presented below are provisional and are based on the information available as of the acquisition date. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the respective acquisition date. The preliminary allocation of the purchase price is as follows:

	NWP	AssetEye	eSupply
	(in thousands)
Restricted cash	$4,960	$—	$—
Accounts receivable	7,902	90	259
Property, equipment, and software	3,194	—	—
Intangible assets	16,349	2,685	3,585
Goodwill	35,292	3,154	3,216
Deferred tax assets, net	10,154	—	—
Other assets, net of other liabilities	3,065	8	71
Accounts payable and accrued liabilities	(6,589)	—	(147)
Client deposits held in restricted accounts	(5,294)	—	—
Deferred revenue	—	(16)	(29)
Deferred tax liabilities, net	—	(1,010)	—
Total purchase price	$69,033	$4,911	$6,955
At June 30, 2016, deferred cash obligations related to acquisitions completed in 2016 totaled $9.6 million, and were carried net of a discount of $0.5 million. The aggregate fair value of contingent consideration obligations related to these acquisitions was $0.2 million at June 30, 2016.
No payments of deferred or contingent cash obligations related to acquisitions completed in 2016 were made during the three and six months ended June 30, 2016. During the six months ended June 30, 2016, we made payments totaling $3.2 million related to payments due to certain employees and former shareholders of the acquired businesses described above.

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
VRX
In June 2015, we acquired certain assets from RJ Vacations, LLC and Switch Development Corporation, including the VRX product (“VRX”). VRX is a software-as-a-service application which allows vacation rental management companies to manage the cleaning and turning of units, accounting, and document management. VRX augments our existing line of solutions offered to the vacation rental industry, and we are currently integrating it with our Kigo solution.
We acquired the VRX assets for a purchase price of $2.0 million, consisting of a cash payment of $1.5 million at closing and a contingent cash payment of up to $0.5 million. Payment of the contingent cash obligation is dependent upon the achievement of certain subscription or booking activity targets and is subject to adjustments specified in the acquisition agreement related to the sellers’ indemnification obligations. The contingent cash obligation had a fair value of $0.5 million, as of the acquisition date, and is due fifteen months after the date of acquisition.
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
We allocated the purchase price of Indatus and VRX as follows:

	Indatus	VRX
	(in thousands)
Accounts receivable	$646	$—
Intangible assets:
Developed product technologies	13,400	794
Client relationships	9,770	11
Trade names	83	—
Goodwill	25,575	1,186
Net other liabilities	(57)	—
Total purchase price	$49,417	$1,991
At June 30, 2016 and December 31, 2015, total deferred cash obligations related to acquisitions completed in 2015 were $4.9 million and $5.1 million, respectively, and were carried net of a discount of $0.1 million and $0.2 million. The aggregate fair value of contingent consideration obligations related to these was $0.4 million and $0.8 million at June 30, 2016 and December 31, 2015, respectively. During the three and six months ended June 30, 2016, we recognized a net gain of $0.2 million and $0.4 million, respectively, related to changes in the fair value of these obligations. No gains or losses were recognized related to these obligations during the same periods of 2015.
No payments of deferred or contingent cash obligations related to acquisitions completed in 2015 were made during the three and six months ended June 30, 2016.
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
At June 30, 2016 and December 31, 2015, deferred cash obligations related to acquisitions completed prior to 2015 totaled $4.5 million and $7.3 million, respectively. During the six months ended June 30, 2016 and 2015, we paid deferred cash obligations related to these acquisitions in the amount of $2.9 million and $0.6 million, respectively.
The aggregate fair value of contingent cash obligations related to acquisitions completed prior to 2015 was estimated to be zero at both June 30, 2016 and December 31, 2015. During the six months ended June 30, 2015, we paid contingent cash obligations totaling $0.7 million related to these acquisitions. No payments were made during the same period of 2016. Net losses of $0.1 million and $0.4 million were recognized during the three and six months ended June 30, 2015, respectively, related to the change in fair value of these contingent cash obligations. No gain or loss was recognized during the same periods of 2016.

Pro Forma Results of Acquisitions
The following table presents pro forma results of operations for the three and six months ended June 30, 2016 and 2015, as if the aforementioned acquisitions had occurred at the beginning of each period presented. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax benefit, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the presented period, or of future periods. Pro forma results are presented in thousands, except per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 Pro Forma	2015 Pro Forma	2016 Pro Forma	2015 Pro Forma
	(in thousands, except per share amounts)
Total revenue:	$143,191	$132,121	$281,959	$259,812
Net income (loss)	1,937	(4,213)	4,509	(6,798)
Net income (loss) per share:
Basic	$0.03	$(0.05)	$0.06	$(0.09)
Diluted	$0.03	$(0.05)	$0.06	$(0.09)
4. Property, Equipment, and Software
Property, equipment, and software consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Leasehold improvements	$54,235	$26,138
Data processing and communications equipment	72,905	67,871
Furniture, fixtures, and other equipment	22,927	18,253
Software	77,335	68,972
	227,402	181,234
Less: Accumulated depreciation and amortization	(112,645)	(99,036)
Property, equipment, and software, net	$114,757	$82,198
Depreciation and amortization expense for property, equipment, and purchased software was $6.5 million and $5.2 million for the three months ended, and $11.9 million and $10.2 million for the six months ended June 30, 2016 and 2015, respectively. This includes amortization related to assets acquired through capital leases.
The carrying amount of capitalized software development costs was $47.5 million and $41.2 million at June 30, 2016 and December 31, 2015, respectively. Total accumulated amortization related to these assets was $16.5 million and $14.0 million at the respective dates. Amortization expense related to capitalized software development costs totaled $1.4 million and $0.8 million for the three months ended and $2.6 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.
We review in-progress software development projects on a periodic basis to ensure completion is assured and the development work will be placed into service as a new product or significant product enhancement. During the six months ended June 30, 2015, we identified certain projects for which software development work had ceased and it was determined the projects would be discontinued. Our analysis of the capitalized costs resulted in the conclusion that they had no value outside of the respective projects for which they were originally incurred. As a result, we recognized an impairment loss of $0.2 million and $0.8 million during the three and six months ended June 30, 2015. The impairment charges are included in “Product development” in the accompanying Condensed Consolidated Statements of Operations. No impairments of software development projects were identified during the three and six months ended June 30, 2016.
During the second quarter of 2015, we modified or terminated certain operating lease agreements for office space prior to the end of the applicable lease term. As a result of these changes, we recognized an impairment charge of $1.5 million related to leasehold improvements associated with a modified lease agreement. The impairment charge is included in the line “General and administrative” in the accompanying Condensed Consolidated Statements of Operations. During the three months ended June 30, 2015, we also disposed of fixed assets with a net carrying value of $0.3 million related to these offices by sale or other means.

5. Goodwill and Identified Intangible Assets
Changes in the carrying amount of goodwill during the six months ended June 30, 2016 were as follows, in thousands:

Balance as of December 31, 2015	$220,097
Goodwill acquired	41,662
Other	9
Balance as of June 30, 2016	$261,768
Identified intangible assets consisted of the following at June 30, 2016 and December 31, 2015:

	Weighted Average Amortization Period (in years)	June 30, 2016			December 31, 2015
		Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Finite-lived intangible assets:
Developed technologies	3.2	$75,931	$(56,562)	$19,369	$69,379	$(50,509)	$18,870
Client relationships	9.4	111,853	(60,240)	51,613	96,523	(54,267)	42,256
Trade names	6.2	5,899	(726)	5,173	5,149	(456)	4,693
Total finite-lived intangible assets	6.9	193,683	(117,528)	76,155	171,051	(105,232)	65,819
Indefinite-lived intangible assets:
Trade names		15,469	—	15,469	15,461	—	15,461
Total identified intangible assets		$209,152	$(117,528)	$91,624	$186,512	$(105,232)	$81,280
Amortization expense related to finite-lived intangible assets was $6.3 million and $5.3 million for the three months ended, and $12.3 million and $10.2 million for the six months ended June 30, 2016 and 2015, respectively.
In March 2015, the Company completed the integration of the InstaManager and Kigo platforms into a single solution marketed under the Kigo name. Subsequent to this integration, the Company discontinued the use of the InstaManager trade name to market or identify the software. Due to this change in circumstance, the Company evaluated the InstaManager trade name for impairment and concluded an impairment in the amount of $0.5 million existed at March 31, 2015. This impairment charge is included in “Impairment of identified intangible assets” in the accompanying Condensed Consolidated Statements of Operations.
6. Debt
On September 30, 2014, we entered into an agreement for a secured revolving credit facility (as amended by the Amendment discussed below, the “Credit Facility”) to refinance our outstanding revolving loans. The Credit Facility provides an aggregate principal amount of up to $200.0 million of revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans. The Credit Facility also allowed us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million (reduced to $25.0 million after the Amendment discussed below), plus an amount that would not cause our consolidated net leverage ratio, which is a ratio of the Company’s consolidated funded indebtedness to its consolidated EBITDA, as defined in the agreement, to exceed 3.25 to 1.00. In February 2016, we entered into an amendment to the Credit Facility (the “Amendment”). The Amendment provides for an incremental term loan in the amount of $125.0 million (“Term Loan”) that is coterminous with the existing Credit Facility. The Amendment permits the Company to elect to increase the maximum permitted consolidated net leverage ratio on a one-time basis to 4.00 to 1.00 following the issuance of convertible notes or high yield notes in an initial principal amount of at least $150.0 million. We incurred debt issuance costs in the amount of $0.7 million in conjunction with the execution of the Amendment.
Revolving loans under the Credit Facility may be voluntarily prepaid and re-borrowed. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.00%, or the Base Rate, plus a margin ranging from 0.25% to 1.00% (“Applicable Margin”). The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our consolidated net leverage ratio. Accumulated interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR.
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
The Credit Facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Credit Facility. We are also required to comply with customary affirmative and negative covenants, as well as a consolidated net leverage ratio and an interest coverage ratio. All outstanding principal and accrued and unpaid interest are due upon the Credit Facility’s maturity on September 30, 2019.
We had $124.2 million outstanding under our Term Loan at June 30, 2016. At December 31, 2015, we had $40.0 million in revolving loans outstanding under the Credit Facility. There were no outstanding revolving loans at June 30, 2016. As of June 30, 2016, $200.0 million was available under our Credit Facility, of which $10.0 million was available for the issuance of letters of credit and $20.0 million for swingline loans. We had unamortized debt issuance costs of $1.5 million and $1.0 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the Term Loan was carried net of unamortized debt issuance costs of $0.6 million in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2016, we were in compliance with the covenants under our Credit Facility.
Future maturities of principal under the Term Loan will be as follows for the years ending December 31, in thousands:

2016	$1,563
2017	5,469
2018	6,250
2019	110,938
$124,220
7. Stock-based Expense
During the three and six months ended June 30, 2016, the Company made the following grants of restricted stock:

Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Condition to Become Eligible to Vest
306,055	1,565,127	Shares vest ratably over a period of twelve quarters beginning on the first day of the second calendar quarter immediately following the grant date.
55,783	55,783	Shares vest ratably over a period of four quarters beginning on the first day of the calendar quarter immediately following the grant date.
During the six months ended June 30, 2016, we granted 729,300 shares of restricted stock which require the achievement of certain market-based conditions to become eligible to vest. The shares become eligible to vest based on the achievement of the following conditions:

Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Condition to Become Eligible to Vest
—	364,651	After the grant date and prior to July 1, 2019, the average closing price per share of the Company’s common stock equals or exceeds $27.28 for twenty consecutive trading days
—	364,649	After the grant date and prior to July 1, 2019, the average closing price per share of the Company’s common stock equals or exceeds $32.15 for twenty consecutive trading days
Shares that become eligible to vest, if any, become Eligible Shares. These awards vest ratably over four calendar quarters beginning on the first day of the next calendar quarter immediately following the date on which they become Eligible Shares. Vesting is conditional upon the recipient remaining a service provider, as defined in the plan document, to the Company through each applicable vesting date.

During the second quarter of 2016, we issued 21,400 shares of restricted stock to certain non-employees as payment for consulting services to be provided over the subsequent four quarterly periods. The shares vest as the consulting services are performed.
All stock options and restricted stock awards granted during 2016 were granted under the Amended and Restated 2010 Equity Incentive Plan, as amended.
8. Commitments and Contingencies
Lease Commitments
The Company leases office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2028 and provide for renewal options. The agreements generally require the Company to pay for executory costs such as real estate taxes, insurance, and repairs.
In connection with the acquisition of NWP, the Company assumed non-cancellable operating leases for equipment and office space. Office leases assumed include locations in Costa Mesa, California; Tampa, Florida; Ann Arbor, Michigan; and Bloomington, Minnesota. The office leases expire at various dates through 2020 and have terms substantially similar to our other office leasing arrangements. Some of the lease agreements assumed contain provisions for future rent increases. For these leases, the total amount of rental payments due over the lease term is charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Accrued lease liability,” which is included in “Accrued expenses and other current liabilities” or “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets, depending upon when the liability is expected to be relieved.
Equipment leases assumed by the Company include leases for equipment used in the general operation of the business and have lease terms expiring throughout 2020. These agreements have terms substantially similar to our other equipment leasing arrangements.
Minimum annual rental commitments under non-cancellable operating leases and total minimum rentals to be received under non-cancellable subleases, including leases assumed in business combinations, were as follows at June 30, 2016:

	Minimum Lease Payments	Minimum Rentals to be Received Under Subleases	Net Lease Payments
	(in thousands)
2016	$6,255	$167	$6,088
2017	12,132	140	11,992
2018	12,056	—	12,056
2019	10,238	—	10,238
2020	7,826	—	7,826
Thereafter	55,731	—	55,731
	$104,238	$307	$103,931
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2016 or December 31, 2015.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of June 30, 2016 or December 31, 2015.

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
In March 2015, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Stokes v. RealPage, Inc., Case No. 2:15-cv-01520. The claims in this purported class action relate to alleged violations of the Fair Credit Reporting Act (“FCRA”) in connection with background screens of prospective tenants of our clients. On January 25, 2016, the court entered an order placing the case on hold until the United States Supreme Court issued its decision in Spokeo, Inc. v. Robins, which case addressed issues related to standing to bring claims related to the FCRA. On May 16, 2016, the U.S. Supreme Court issued its opinion in the Spokeo litigation, vacating the decision of the United States Court of Appeals for the Ninth Circuit, and remanding the case for further consideration by the U.S. Court of Appeals. Following the Supreme Court’s decision in Spokeo, the judge in the Stokes case lifted the stay. On June 24, 2016, we filed a motion to dismiss certain claims made in the case based upon the Spokeo decision. The motion to dismiss is pending before the U.S. District Court. We intend to defend this case vigorously.
In November 2014, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Virginia, styled Jenkins v. RealPage, Inc., Case No. 3:14cv758. The claims in this purported class action relate to alleged violations of the FCRA in connection with background screens of prospective tenants of our clients. This case has since been transferred to the United States District Court for the Eastern District of Pennsylvania. On January 25, 2016, the court entered an order placing the case on hold until the United States Supreme Court issued its decision in the Spokeo case. Following the Supreme Court’s decision in Spokeo, the judge in the Jenkins case lifted the stay. On June 24, 2016, we filed a motion to dismiss certain claims made in the case based upon the Spokeo decision. The motion to dismiss is pending before the U.S. District Court. We intend to defend this case vigorously.
On February 23, 2015, we received from the Federal Trade Commission (“FTC”) a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the FCRA. We have responded to the request and requests for additional information by the FTC. At this time, we do not have sufficient information to evaluate the likelihood or merits of any potential enforcement action, or to predict the outcome or costs of responding to, or the costs, if any, of resolving this investigation.
At June 30, 2016 and December 31, 2015, we had accrued amounts for estimated settlement losses related to legal matters.
We are involved in other litigation matters not described above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
9. Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 962,383 and 667,244 for the three months ended, and 1,217,714 and 1,106,796 for the six months ended June 30, 2016 and 2015, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$2,083	$(3,318)	$5,079	$(4,926)
Denominator:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	76,363	76,799	76,509	76,877
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	798	—	611	—
Weighted average common shares used in computing diluted net income (loss) per share	77,161	76,799	77,120	76,877
Net income (loss) per share:
Basic	$0.03	$(0.04)	$0.07	$(0.06)
Diluted	$0.03	$(0.04)	$0.07	$(0.06)
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
Our effective income tax rate was 41.9% and 23.5% for the six months ended June 30, 2016 and 2015, respectively. Our effective rate is higher than the statutory rate for the six months ended June 30, 2016, primarily because of state income taxes and non-deductible expenses. The effective rate is lower than the statutory rate for the six months ended June 30, 2015, primarily because non-deductible expenses reduced the tax benefit associated with the pretax loss.
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

Assets and liabilities measured at fair value on a recurring basis:
Interest rate swap agreements: The fair value of the Company’s interest rate derivatives are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
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
Significant unobservable inputs used in the contingent consideration fair value measurements included the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Discount rates	14.5% - 27.0%	15.8% - 60.0%
Volatility rates	36.0%	37.0% - 53.5%
Risk free rate of return	0.5%	0.5% - 0.9%
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
The following table discloses the liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Fair value at June 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent consideration related to the acquisition of:
Indatus	$414	$—	$—	$414
AssetEye	245	—	—	245
Interest rate swap agreements	542	—	542	—
	$1,201	$—	$542	$659

	Fair value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent consideration related to the acquisition of:
Indatus	$814	$—	$—	$814
VRX	27	—	—	27
	$841	$—	$—	$841

There were no assets measured at fair value on a recurring basis at June 30, 2016 or December 31, 2015.
The following table summarizes the changes in the fair value of our Level 3 liabilities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Balance at beginning of period	$841	$4,150
Initial contingent consideration	245	1,659
Settlements through cash payments	—	(687)
Net (gain) loss on change in fair value	(427)	410
Balance at end of period	$659	$5,532
Gains and losses resulting from changes in the fair value of the above liabilities are included in “General and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.
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
Due to their short-term nature and market-indexed interest rates, we concluded that the carrying value of revolving loans under the Credit Facility approximate their fair value. Similarly, we concluded that the carrying value of the Term Loan approximated its fair value at June 30, 2016.
12. Stockholders’ Equity
On May 6, 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. Shares repurchased under the plan are retired. In May 2015, our board of directors approved an extension of the share repurchase program to May 6, 2016, permitting the repurchase of up to $50.0 million of our common stock during the period commencing on the extension date and ending on May 6, 2016. On April 26, 2016, our board of directors approved a one-year extension of the share repurchase program. The terms of the extension permit the repurchase of up to $50.0 million of our common stock during the period commencing on the extension day and ending on May 6, 2017.
Repurchase activity during the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Number of shares repurchased	235,154	369,861	1,012,823	771,304
Weighted-average cost per share	$21.71	$19.46	$20.98	$19.64
Total cost of shares repurchased, in thousands	$5,106	$7,199	$21,244	$15,146
13. Derivative Financial Instruments
On March 31, 2016, the Company entered into two interest rate swap agreements (“Swap Agreements”), which are designed to mitigate our exposure to interest rate risk associated with our variable rate debt. The Swap Agreements cover an aggregate notional amount of $75.0 million from March 2016 to September 2019 by replacing the obligation’s variable rate with a blended fixed rate of 0.89%. The Company designated the Swap Agreements as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of Swap Agreements is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the Swap Agreements is recognized directly in earnings. During the three and six months ended June 30, 2016, we did not incur any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to the Swap Agreements will be reclassified to interest expense as interest payments are made on our variable-rate debt. The Company estimates that an additional $0.3 million will be reclassified as an increase to interest expense during the twelve-month period ending June 30, 2017.
As of June 30, 2016, the Swap Agreements are still outstanding. The table below presents the notional and fair value of the Swap Agreements as well as their classification on the Condensed Consolidated Balance Sheet as of June 30, 2016:

Derivatives designated as cash flow hedging instruments:	Balance Sheet Location	Notional (in thousands)	Fair Value (in thousands)
Swap Agreements	Other long-term liabilities	$75,000	$(542)
As of June 30, 2016, the Company has not posted any collateral related to the Swap Agreements. If the Company had breached any of the Swap Agreement’s default provisions at June 30, 2016, it could have been required to settle its obligations under the Swap Agreements at their termination value of $0.6 million.
The table below presents the amount of gains and/or losses related to the effective and ineffective portions of the Swap Agreements and their location on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016:

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Loss Recognized in OCI	Location of Loss Reclassified from AOCI into Income	Loss Reclassified from AOCI into Income	Location of Gain Recognized in Income	Loss Recognized in Income
	(in thousands)
Three months ended:
Swap Agreements	$(550)	Interest expense and other	$(86)	Interest expense and other	$—
Six months ended:
Swap Agreements	$(629)	Interest expense and other	$(86)	Interest expense and other	$—
14. Comprehensive Income
Changes in accumulated balances of other comprehensive income, by component, were as follows for the three and six months ended June 30, 2016 and 2015, respectively. Amounts are shown net of income tax.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Foreign Currency	Swap Agreements	Total	Foreign Currency	Swap Agreements	Total
	(in thousands)
Balance, beginning of period	$(450)	$(79)	$(529)	$(546)	$—	$(546)
Interest rate swap:
Reclassification of realized losses on Swap Agreement	—	52	52	—	52	52
Change in fair value of Swap Agreements	—	(330)	(330)	—	(409)	(409)
Foreign currency translation adjustments	8	—	8	104	—	104
Balance, end of period	$(442)	$(357)	$(799)	$(442)	$(357)	$(799)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Foreign Currency	Hedge Instruments	Total	Foreign Currency	Hedge Instruments	Total
	(in thousands)
Balance, beginning of period	$(373)	$—	$(373)	$(209)	$—	$(209)
Foreign currency translation adjustments	(72)	—	(72)	(236)	—	(236)
Balance, end of period	$(445)	$—	$(445)	$(445)	$—	$(445)
Amounts reclassified to net income during the three and six months ended June 30, 2016 included net realized losses on the Swap Agreements. These reclassifications are reflected in the line, “Interest expense and other, net” in the accompanying Condensed Consolidated Statements of Operations. No amounts were reclassified to net income during the three and six months ended June 30, 2015.

The following table shows the income tax effects of the individual items of other comprehensive income (loss) for the periods indicated, in thousands:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Foreign currency translation adjustments	$13	$5	$8	$173	$69	$104
Unrealized loss on interest rate swap agreements	(550)	(220)	(330)	(629)	(220)	(409)
Net income for period	3,628	1,545	2,083	8,738	3,659	5,079
Other comprehensive income	$3,091	$1,330	$1,761	$8,282	$3,508	$4,774

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Foreign currency translation adjustments	$(72)	$—	$(72)	$(236)	$—	$(236)
Net loss for period	(3,129)	189	(3,318)	(6,441)	(1,515)	(4,926)
Other comprehensive loss	$(3,201)	$189	$(3,390)	$(6,677)	$(1,515)	$(5,162)
15. Employee Benefit Plans
In 1998, our board of directors approved a defined contribution plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code. Our 401(k) Plan (“Plan”) covers substantially all employees who meet a minimum service requirement.
The Company sponsors various retirement plans for its non-U.S. employees. Accrued liabilities related to obligations under these plans totaled $0.8 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively, and are included in the line, “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any anticipated results, performance, or achievements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal year 2015. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
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
As of June 30, 2016, over 12,200 clients used one or more of our on demand software solutions to help manage the operations of approximately 11.1 million multifamily, single family, or vacation rental units. Our clients include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2016 by the National Multifamily Housing Council, based on the number of units managed. While the use and transition to on demand software solutions in the rental housing industry is growing rapidly, we believe it remains at a relatively early stage of adoption. Additionally, there is a low level of penetration of our on demand software solutions in our existing client base. We believe these factors present us with significant opportunities to generate revenue through sales of additional on demand software solutions. Our existing and potential clients base their decisions to invest in our solutions on a number of factors, including general economic conditions.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software and software-enabled services to include property management; leasing and marketing; resident services; and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, and vacation rental markets. In addition, since July 2002, we have completed 35 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions; the types of rental housing and vacation rental properties served by our solutions; and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of on demand solutions. As of June 30, 2016, we had approximately 4,700 employees.

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
Property Management
Our property management solutions are typically referred to as Enterprise Resource Planning, or ERP, systems. These solutions manage core property management business processes, including leasing, accounting, budgeting, purchasing, facilities management, document management, and support and advisory services, and include a central database of prospect, applicant, renter, and property information that is accessible in real time by our other solutions. Our property management solutions also interface with most popular general ledger accounting systems through our RealPage Exchange platform. This makes it possible for clients to deploy our solutions using our accounting system or a third-party accounting system. The property management solution category consists of six primary solutions: OneSite, Propertyware, Kigo, Spend Management Solutions, Enterprise Accounting, and The RealPage Cloud.
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
Resident Services
Resident services solutions provide a platform to optimize the management of current renters. These solutions manage core renter management business processes including utility billing; renter payment processing, service requests, and lease renewals; renter’s insurance; and consulting and advisory services. The resident services solutions category consists of six primary solutions: Utility Management, Payments, Resident Portal, Contact Center, Maintenance, and Renter’s Insurance.
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
Recent Acquisitions
2016 Acquisitions
eSupply Systems, LLC
In June 2016, we acquired substantially all of the assets of eSupply Systems, LLC (“eSupply”) and those of certain entities related to eSupply. eSupply is an e-procurement software and group purchasing service and will augment our existing spend management solutions. The addition of this group purchasing organization will provide increased purchasing power and highly competitive pricing structures for our clients. The addition of eSupply’s assets rounds out the Company’s spend management offering, by adding a powerful group purchasing service to an already robust e-procurement platform, a large network of vendors, a vendor credentialing service, and purchasing advisory services.
We acquired eSupply for a purchase price of $7.0 million, consisting of a cash payment of $5.5 million at closing and deferred cash obligations of up to $1.6 million, payable over 18 months after the acquisition date. The deferred cash obligation is subject to adjustments specified in the purchase agreement related to the sellers’ indemnification obligations.
AssetEye, Inc.
In May 2016, we acquired all of the issued and outstanding stock of AssetEye, Inc. (“AssetEye”). AssetEye is a data aggregation, reporting, and collaboration platform for institutions holding multiple real estate asset classes. This acquisition expanded our on demand offerings to serve all asset classes, including commercial, hospitality, multifamily, single family, senior living, and student housing. The AssetEye software provides asset and portfolio managers with a solution to evaluate performance, trends, and operations across a portfolio with transparency into property-level data. On demand analytics allow stakeholders to quickly combine financial results and operating metrics based upon portfolio attributes that help evaluate asset management strategies.
We acquired AssetEye’s issued and outstanding stock for a purchase price of $4.9 million. The purchase price consisted of a cash payment of $4.4 million at closing, net of cash acquired of $0.8 million; deferred cash obligations of up to $1.0 million, payable over a period of two years following the date of acquisition; contingent cash payments of up to $1.0 million if certain revenue targets are achieved during the three-month period ended September 30, 2017; and additional cash payments of $0.2 million due to former shareholders of AssetEye and which are expected to be remitted over a short-term period.
NWP Services Corporation
In March 2016, we acquired all of the issued and outstanding stock of NWP Services Corporation (“NWP”). NWP provides a full range of utility management services, including resident billing; payment processing; utility expense management; analytics and reporting; sub-metering and maintenance; and regulatory compliance. The primary products offered by NWP include Utility Logic, Utility Smart, Utility Genius, SmartSource, and NWP Sub-meter. NWP will be integrated into our resident services product family. The integrated platform will enable property owners and managers to increase the collection of rent utilities and energy recovery. We acquired NWP’s issued and outstanding stock for a purchase price of $69.0 million. The purchase price consisted of a cash payment of $59.0 million at closing, net of cash acquired of $0.1 million; deferred cash obligations of $7.2 million, payable over a period of three years following the date of acquisition; and other amounts totaling $3.2 million, consisting of payments to certain employees and shareholders of NWP which are expected to be remitted over a short-term period. Through the NWP acquisition, we have obtained a significantly larger share of the utility metering services market. We expect to realize significant synergies by integrating NWP into our existing operating structure and with our Velocity product.

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
VRX
In June 2015, we acquired certain assets from RJ Vacations, LLC and Switch Development Corporation, including the VRX product (“VRX”). VRX is a software-as-a-service application which allows vacation rental management companies to manage the cleaning and turning of units; accounting; and document management. VRX will augment our existing line of solutions offered to the vacation rental industry, and we plan to integrate it with our Kigo solution. We acquired VRX for a purchase price of $2.0 million, consisting of a cash payment of $1.5 million at closing and a contingent cash payment of up to $0.5 million. Payment of the contingent cash obligation is dependent upon the achievement of certain subscription or booking activity targets and is subject to adjustments specified in the acquisition agreement related to the sellers’ indemnification obligations.
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
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our condensed consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$142,719	$114,762	$271,102	$225,232
On demand revenue	$136,610	$110,640	$260,021	$217,100
On demand revenue as a percentage of total revenue	95.7%	96.4%	96.0%	96.4%
Ending on demand units	11,141	10,302	11,141	10,302
Average on demand units	11,070	10,001	10,927	9,816
Non-GAAP total revenue	$142,461	$114,230	$270,501	$224,234
Non-GAAP on demand revenue	$136,352	$110,108	$259,420	$216,102
Non-GAAP on demand revenue per average on demand unit	$49.27	$44.04	$47.48	$44.03
Non-GAAP on demand annual client value	$548,917	$453,700
Adjusted EBITDA	$30,662	$21,409	$58,114	$41,469
Adjusted EBITDA Margin	21.5%	18.7%	21.5%	18.5%
On demand revenue: This metric represents the GAAP revenue derived from license and subscription fees relating to our on demand software solutions, typically licensed over one year terms; commission income from sales of renter’s insurance policies, and transaction fees for certain of our on demand software solutions. We consider on demand revenue to be a key business metric because we believe the market for our on demand software solutions represents the largest growth opportunity for our business.

On demand revenue as a percentage of total revenue: This metric represents on demand revenue for the period presented divided by total revenue for the same period. We use on demand revenue as a percentage of total revenue to measure our success executing our strategy to increase the penetration of our on demand software solutions and expand our recurring revenue streams attributable to these solutions. We expect our on demand revenue to remain a significant percentage of our total revenue although the actual percentage may vary from period to period due to a number of factors, including the timing of acquisitions; professional and other revenues; and on premise perpetual license sales and maintenance fees.
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
Average on demand units: We calculate average on demand units as the average of the beginning and ending on demand units for each quarter in the period presented. This metric is a measure of our success increasing the number of on demand software solutions utilized by our clients to manage their rental housing units, our overall revenue, and profitability.
Non-GAAP total revenue: This metric is calculated by adding acquisition-related and other deferred revenue adjustments to total revenue. We believe it is useful to include deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience determining the settlement of the contractual obligation in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense. Further, we believe this measure is useful to investors as a way to evaluate the company’s ongoing performance.
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Total revenue	$142,719	$114,762	$271,102	$225,232
Acquisition-related and other deferred revenue adjustments	(258)	(532)	(601)	(998)
Non-GAAP total revenue	$142,461	$114,230	$270,501	$224,234
Non-GAAP on demand revenue: This metric reflects total revenue plus acquisition-related and other deferred revenue adjustments, as defined below. We believe inclusion of these items provides a useful measure of the underlying performance of our business operations in the period of activity and associated expense. Further, we believe that investors and financial analysts find this measure to be useful in evaluating the Company’s ongoing performance because it provides a more accurate depiction of on demand revenue.
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
On demand revenue	$136,610	$110,640	$260,021	$217,100
Acquisition-related and other deferred revenue adjustments	(258)	(532)	(601)	(998)
Non-GAAP on demand revenue	$136,352	$110,108	$259,420	$216,102
Non-GAAP on demand revenue per average on demand unit (“RPU”): This metric is calculated by dividing non-GAAP on demand revenue, including pro forma on demand revenue for acquisitions acquired during the period, by average on demand units for the same period. For interim periods, the calculation is performed on an annualized basis.
Non-GAAP on demand annual client value (“ACV”): We define ACV as RPU multiplied by ending on demand units. We monitor this metric to measure our success increasing the number of on demand units and the amount of software solutions utilized by our clients to manage their rental housing units. In addition, we believe ACV provides a useful proxy for the annual run-rate value of on demand client relationships.
Adjusted EBITDA: We define Adjusted EBITDA as net income (loss), plus (1) acquisition-related and other deferred revenue adjustments, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of intangible assets,

(4) acquisition-related (income) expense, (5) interest expense, net, (6) income tax expense (benefit), (7) litigation-related expense, (8) headquarters relocation costs, and (9) stock-based expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing the Company’s financial and operational performance, comparing this performance to the Company’s peers and competitors, and understanding the Company’s ability to generate income from ongoing business operations.
The following provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$2,083	$(3,318)	$5,079	$(4,926)
Acquisition-related and other deferred revenue adjustments	(258)	(532)	(601)	(998)
Depreciation, asset impairment, and loss on disposal of assets	6,563	6,868	12,059	13,018
Amortization of intangible assets	7,737	6,079	14,848	11,659
Acquisition-related (income) expense	(9)	565	(66)	1,657
Interest expense	1,090	308	1,809	575
Income tax expense (benefit)	1,545	189	3,659	(1,515)
Litigation-related expense	—	—	—	2
Headquarters relocation costs	1,174	—	2,199	—
Stock-based expense	10,737	11,250	19,128	21,997
Adjusted EBITDA	$30,662	$21,409	$58,114	$41,469
Adjusted EBITDA Margin: Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Non-GAAP total revenue. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing our financial and operational performance, comparing this performance to our peers and competitors, and understanding our ability to generate income from ongoing business operations.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP; however, we believe that, in order to properly understand the company’s short-term and long-term financial, operational and strategic trends, it may be helpful for investors to exclude certain non-cash or non-recurring items when used as a supplement to financial performance measures in accordance with GAAP. These non-cash or non-recurring items result from facts and circumstances that vary in both frequency and impact on continuing operations. We also use results of operations excluding such items to evaluate our operating performance and compare it against prior periods, make operating decisions, determine executive compensation, and serve as a basis for long-term strategic planning. These non-GAAP financial measures provide us with additional means to understand and evaluate the operating results and trends in our ongoing business by eliminating certain non-cash expenses and other items that we believe might otherwise make comparisons of our ongoing business with prior periods more difficult, obscure trends in ongoing operations, reduce our ability to make useful forecasts, or obscure the ability to evaluate the effectiveness of certain business strategies, and management incentive structures. In addition, we also believe that investors and financial analysts find this information to be helpful in analyzing our financial and operational performance and comparing this performance to our peers and competitors. These non-GAAP financial measures are used in conjunction with traditional GAAP financial measures as part of our overall assessment of our performance.
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
We exclude or adjust each of the items identified below from the applicable non-GAAP financial measure referenced above for the reasons set forth with respect to each excluded item:

Acquisition-related and other deferred revenue: These items are included to reflect deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience determining the settlement of the contractual obligation in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense.
Asset impairment and loss on disposal of assets: These items comprise gains (losses) on the disposal and impairment of long-lived assets, which are not reflective of the Company’s ongoing operations. Exclusion of these items facilitates a more accurate comparison of the Company’s results of operations between periods.
Depreciation of long-lived assets: Long-lived assets are depreciated over their estimated useful lives in a manner reflecting the pattern in which the economic benefit is consumed. Management is limited in its ability to change or influence these charges after the asset has been acquired and placed in service. We do not believe that depreciation expense accurately reflects the performance of the Company’s ongoing operations for the period in which the charges are incurred, and are therefore not considered by management in making operating decisions.
Amortization of intangible assets: These items are amortized over their estimated useful lives and generally cannot be changed or influenced by management after acquisition. Accordingly, these items are not considered by us in making operating decisions. We do not believe such charges accurately reflect the performance of the Company’s ongoing operations for the period in which such charges are incurred.
Acquisition-related expense (income): These items consist of direct costs incurred in our business acquisition transactions and the impact of changes in the fair value of acquisition-related contingent consideration obligations. Exclusion of these items facilitates a more accurate comparison of the results of the Company’s ongoing operations across periods and eliminates volatility related to changes in the fair value of acquisition-related contingent consideration obligations.
Litigation-related expense: This item relates to the Company's litigation with Yardi Systems, Inc., including related insurance litigation and settlement costs. This significant and non-recurring litigation and related ancillary matters were resolved in the second quarter of 2014. We believe that the costs incurred related to this litigation are not reflective of the Company’s ongoing operations.
Headquarters relocation costs: These items consist of duplicative rent and other expenses related to the relocation of our corporate headquarters and data center. These costs are not reflective of the Company’s ongoing operations due to their non-recurring nature.
Stock-based payments: This item is excluded because these are non-cash expenditures that we do not consider part of ongoing operating results when assessing the performance of our business, and also because the total amount of the expenditure is partially outside of management’s control because it is based on factors such as stock price, volatility, and interest rates, which may be unrelated to the Company’s performance during the period in which the expenses are incurred.
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
On premise revenue: Our on premise software solutions are distributed to our clients and maintained locally on the client’s hardware. Revenue from our on premise software solutions is comprised of license fees under term and perpetual license agreements. Typically, we have licensed our on premise software solutions pursuant to term license agreements with an initial term of one year that include maintenance and support. Clients can renew their term license agreement for additional one-year terms at renewal price levels.
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
Cost of Revenue
Cost of revenue consists primarily of personnel costs related to our operations; support services; training and implementation services; expenses related to the operation of our data centers; and fees paid to third-party service providers. Personnel costs include salaries, bonuses, stock-based expense, and employee benefits. Cost of revenue also includes an allocation of facilities costs; overhead costs and depreciation; as well as amortization of acquired technology related to strategic acquisitions and amortization of capitalized development costs. We allocate facilities, overhead costs, and depreciation based on headcount.
Operating Expenses
We classify our operating expenses into three categories: product development; sales and marketing; and general and administrative. Our operating expenses primarily consist of personnel costs; costs for third-party contracted development; marketing; legal; accounting and consulting services; and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based expense, and employee benefits for employees in that category. In addition, our operating expenses include an allocation of our facilities costs; overhead costs and depreciation based on headcount for that category; as well as amortization of purchased intangible assets resulting from our acquisitions.
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
Sales and marketing: Sales and marketing expense consists primarily of personnel costs for our sales marketing and business development employees and executives; information technology; travel and entertainment; and marketing programs. Marketing programs consist of amounts paid for services for search engine optimization (“SEO”) and search engine marketing (“SEM”); renter’s insurance; other advertising, trade shows, user conferences, public relations, industry sponsorships and affiliations; and product marketing. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including client relationships and key vendor and supplier relationships, obtained in connection with our acquisitions.
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
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates, and therefore, could have the greatest potential impact on our condensed consolidated financial statements:

•	Revenue recognition;

•	Deferred revenue;

•	Fair value measurements;

•	Accounts receivable and related allowance;

•	Purchase accounting and contingent consideration;

•	Goodwill and other intangible assets with indefinite lives;

•	Contingent liabilities;

•	Impairment of long-lived assets;

•	Intangible assets with finite lives;

•	Stock-based expense;

•	Income taxes, including deferred tax assets and liabilities; and

•	Capitalized product development costs.
Derivative Financial Instruments
We are exposed to interest rate risk related to our variable rate debt. We manage this risk through a program that may include the use of interest rate derivatives, the counterparties to which are major financial institutions. Our objective in using interest rate derivatives is to add stability to interest cost by reducing our exposure to interest rate movements. We do not use derivative instruments for trading or speculative purposes.
Our interest rate derivatives are designated as cash flow hedges and are carried in the Condensed Consolidated Balance Sheets at their fair value. Unrealized gains and losses resulting from changes in the fair value of these instruments are classified as either effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income (“AOCI”), while the ineffective portion is recorded as a component of interest expense in the period of change. Amounts reported in AOCI related to interest rate derivatives are reclassified into interest expense as interest payments are made on our variable-rate debt. If an interest rate derivative agreement is terminated prior to its maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the forecasted transactions impact earnings. If the hedging relationship is discontinued because it is probable that the forecasted transactions will not occur according to our original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately.
Inventory
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. We establish inventory allowances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable values based on assumptions about forecasted demand, open purchase commitments, and market conditions.
Recently Adopted Accounting Standards
We adopted Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Agreements in the first quarter of 2016. As a result of our retrospective adoption of these standards, we present notes payable net of unamortized debt issuance costs in the Condensed Consolidated Balance Sheets. Prior to adoption of this ASU, such issuance costs were included in other assets. Our adoption of this standard did not result in a reclassification of previously reported amounts, as we did not have outstanding term notes at December 31, 2015. As required, debt issuance costs related to our secured revolving credit facility continue to be presented in other assets in the Condensed Consolidated Balance Sheets.
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement-period adjustments. This ASU requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. We adopted ASU 2015-16 in the first quarter of 2016. Adoption of this standard did not have a significant impact on our financial reporting in the current period.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet instead of the previous requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts. As permitted in this ASU, we early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement and whether such an arrangement contains a software license or is solely a service contract. The Company adopted this standard in the first quarter of 2016 and will prospectively apply the guidance to all arrangements entered into or materially modified after January 1, 2016.

Results of Operations
The following tables set forth our unaudited results of operations for the specified periods and the components of such results as a percentage of our revenue for the respective periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2016	2016	2015	2015
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$136,610	95.7%	$110,640	96.4%
On premise	687	0.5	726	0.6
Professional and other	5,422	3.8	3,396	3.0
Total revenue	142,719	100.0	114,762	100.0
Cost of revenue(1)	62,078	43.5	48,493	42.3
Gross profit	80,641	56.5	66,269	57.7
Operating expense:
Product development(1)	18,878	13.2	18,084	15.8
Sales and marketing(1)	35,129	24.6	30,887	26.9
General and administrative(1)	21,932	15.4	20,037	17.4
Impairment of identified intangible assets	—	—	—	—
Total operating expense	75,939	53.2	69,008	60.1
Operating income (loss)	4,702	3.3	(2,739)	(2.4)
Interest expense and other, net	(1,074)	(0.8)	(390)	(0.3)
Income (loss) before income taxes	3,628	2.5	(3,129)	(2.7)
Income tax expense	1,545	1.1	189	0.2
Net income (loss)	$2,083	1.4	$(3,318)	(2.9)
Net income (loss) per share attributable to common stockholders
Basic	$0.03		$(0.04)
Diluted	$0.03		$(0.04)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	76,363		76,799
Diluted	77,161		76,799

(1)Includes stock-based expense as follows:
Cost of revenue	$826		$1,216
Product development	1,897		2,572
Sales and marketing	3,799		3,843
General and administrative	4,215		3,619

	Six Months Ended June 30,
	2016	2016	2015	2015
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$260,021	96.0%	$217,100	96.4%
On premise	1,459	0.5	1,467	0.7
Professional and other	9,622	3.5	6,665	2.9
Total revenue	271,102	100.0	225,232	100.0
Cost of revenue(1)	116,826	43.1	96,055	42.6
Gross profit	154,276	56.9	129,177	57.4
Operating expense:
Product development(1)	36,150	13.3	36,061	16.0
Sales and marketing(1)	67,328	24.8	60,000	26.7
General and administrative(1)	40,278	14.9	38,373	17.1
Impairment of identified intangible assets	—	—	527	0.2
Total operating expense	143,756	53.0	134,961	60.0
Operating income (loss)	10,520	3.9	(5,784)	(2.6)
Interest expense and other, net	(1,782)	(0.7)	(657)	(0.3)
Income (loss) before income taxes	8,738	3.2	(6,441)	(2.9)
Income tax expense (benefit)	3,659	1.3	(1,515)	(0.7)
Net income (loss)	$5,079	1.9	$(4,926)	(2.2)
Net income (loss) per share attributable to common stockholders
Basic	$0.07		$(0.06)
Diluted	$0.07		$(0.06)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	76,509		76,877
Diluted	77,120		76,877

(1)Includes stock-based expense as follows:
Cost of revenue	$1,577		$2,450
Product development	3,346		5,291
Sales and marketing	6,773		7,632
General and administrative	7,432		6,624

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015
Revenue

	Three Months Ended June 30,
	2016	2015	Change	% Change
	(in thousands, except per unit data)
Revenue:
On demand	$136,610	$110,640	$25,970	23.5%
On premise	687	726	(39)	(5.4)
Professional and other	5,422	3,396	2,026	59.7
Total revenue	$142,719	$114,762	$27,957	24.4
On demand unit metrics:
Ending on demand units	11,141	10,302	839	8.1
Average on demand units	11,070	10,001	1,069	10.7
Non-GAAP revenue metrics:
Non-GAAP on demand revenue	$136,352	$110,108	$26,244	23.8
Annualized non-GAAP on demand revenue per average on demand unit	$49.27	$44.04	$5.23	11.9
Non-GAAP on demand annual client value	$548,917	$453,700	$95,217	21.0

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(in thousands, except per unit data)
Revenue:
On demand	$260,021	$217,100	$42,921	19.8%
On premise	1,459	1,467	(8)	(0.5)
Professional and other	9,622	6,665	2,957	44.4
Total revenue	$271,102	$225,232	$45,870	20.4
On demand unit metrics:
Ending on demand units	11,141	10,302	839	8.1
Average on demand units	10,927	9,816	1,111	11.3
Non-GAAP revenue metrics:
Non-GAAP on demand revenue	$259,420	$216,102	$43,318	20.0
Annualized non-GAAP on demand revenue per average on demand unit	$47.48	$44.03	$3.45	7.8
The change in total revenue for the three and six month periods ended June 30, 2016, as compared to the same period in 2015, was due to the following:
On demand revenue. On demand revenue represented 95.7% and 96.0% of total revenue during the three and six months ended June 30, 2016, respectively. During the same periods of 2015, on demand revenue represented 96.4% of total revenue. During the three and six months ended June 30, 2016, on demand revenue increased $26.0 million and $42.9 million, or 23.5% and 19.8%, as compared to the same periods in 2015, respectively. This growth was driven by an increase in the number of rental units managed with one or more of our solutions, greater client adoption across our platform of solutions, and our recent acquisitions. This growth is reflected in a year-over-year increase in our average on demand units of 10.7% and 11.3% and an increase in our annualized non-GAAP on demand revenue per on demand unit of 11.9% and 7.8% during the three and six months ended June 30, 2016, respectively. Overall revenue growth continues to benefit from our investments in on demand data processing infrastructure, product development, and sales force.
On demand revenue associated with our property management solutions increased $4.8 million, or 14.3%, and $8.4 million, or 12.6%, during the three and six months ended June 30, 2016, respectively, year-over-year. This growth is primarily attributable to continued sales and client adoption across most of our property management solutions and incremental revenue from our recent acquisitions.

Total on demand revenue from our leasing and marketing solutions decreased $1.3 million and $2.0 million, during the three and six months ended June 30, 2016, as compared to the prior year. This decrease is primarily attributable to lower transactional revenue from our paid lead generation and contact center solutions, which continue to encounter headwinds from macro-economic conditions and increased competition. Growth from our online leasing and screening solutions partially offset this decline.
On demand revenue from our resident services solutions has grown significantly during 2016, increasing $20.6 million, or 60.4%, and $32.6 million, or 48.6%, during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. This growth is attributable to incremental revenues from our recent acquisitions and was supplemented by strong growth from our renter’s insurance and payments solutions.
On demand revenue derived from our asset optimization solutions grew $1.9 million, or 16.3%, during the three months ended, and $3.9 million, or 17.2%, during the six months ended June 30, 2016, year-over-year. Asset optimization solutions are benefiting from recent product releases within Business Intelligence and strong growth from the YieldStar solution.
On premise revenue. On premise revenue for the three and six months ended June 30, 2016 was $0.7 million and $1.5 million, respectively, which is consistent with on premise revenue during the same periods of 2015. We no longer actively market our legacy on premise software solutions to new clients and only market and support our acquired on premise software solutions. We expect on premise revenue to decline over time as we transition acquired on premise clients to our on demand property management solutions.
Professional and other revenue. Professional and other revenue increased $2.0 million and $3.0 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015. This growth was primarily a result of additional meter revenue from our recent acquisitions.
On demand unit metrics. As of June 30, 2016, one or more of our on demand solutions was utilized in the management of 11.1 million rental property units, representing an increase of 0.8 million units, or 8.1%, year-over-year. This increase is due to new client sales, marketing efforts to existing clients, and acquisitions completed in 2015 and 2016. These acquisitions accounted for approximately 0.3 million units, or 2.4%, of total ending on demand units.
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$54,057	$41,568	$12,489	30.0%	$101,197	$82,677	$18,520	22.4%
Stock-based expense	826	1,216	(390)	(32.1)	1,577	2,450	(873)	(35.6)
Depreciation and amortization	7,195	5,709	1,486	26.0	14,052	10,928	3,124	28.6
Total cost of revenue	$62,078	$48,493	$13,585	28.0	$116,826	$96,055	$20,771	21.6
Cost of revenue. During the three and six months ended June 30, 2016, cost of revenue, excluding stock-based expense and depreciation and amortization, increased $12.5 million and $18.5 million, respectively, as compared to the same periods in 2015. Higher transaction volumes from our Payments solution and incremental headcount from our recent acquisitions were the primary sources of an increase in direct costs during the three and six months ended June 30, 2016 of $6.2 million and $8.6 million, respectively. Our recent acquisitions contributed to an increase in personnel expense of $4.6 million and $6.4 million and in professional fees of $0.7 million and $1.1 million, respectively. Staffing increases in anticipation of seasonal call volumes also contributed to the noted increase in personnel expense. Information technology and facilities expense increased $1.0 million and $2.1 million, respectively, during these periods, primarily attributable to investment in our infrastructure and the relocation of our corporate headquarters and data center. An increase in other expenses of $0.3 million also contributed to the increase noted during the six months ended June 30, 2016, as compared to same period in 2015.
Gross profit increased $14.4 million, or 21.7%, and $25.1 million, or 19.4%, during the three and six months ended June 30, 2016, as compared to the same periods in the prior year. This expansion is the result of revenue growth from higher-margin solutions, such as Renter’s Insurance and data analytic solutions, combined with our cost containment strategies. These cost reductions were partially offset by higher depreciation and amortization expense related to acquisitions and the relocation of our corporate headquarters and data center.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands, except percentages)
Product development	$15,518	$14,097	$1,421	10.1%	$30,141	$28,099	$2,042	7.3%
Stock-based expense	1,897	2,572	(675)	(26.2)	3,346	5,291	(1,945)	(36.8)
Depreciation	1,463	1,415	48	3.4	2,663	2,671	(8)	(0.3)
Total product development expense	$18,878	$18,084	$794	4.4	$36,150	$36,061	$89	0.2
Product development.  Product development expense, excluding stock-based expense and depreciation, increased $1.4 million and $2.0 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. Personnel expense during these periods increased $1.8 million and $2.9 million, respectively, driven by increased headcount to support the development of new solutions and incremental headcount from our recent acquisitions. An increase in other expense of $0.1 million and $0.6 million, respectively, during these periods also contributed to the year-over-year increase in costs. The increases in these periods were partially offset by a decrease in consulting fees of $0.5 million and $0.7 million, respectively, and by an impairment charge of $0.8 million related to in-process software development projects, which was recognized during the six months ended June 30, 2015. There was no such impairment charge in 2016.
Product development expense as a percentage of revenue during the three-month period decreased from 15.8% at June 30, 2015 to 13.2% at June 30, 2016. Similarly, during the six-month period product development expense as a percentage of revenue decreased from 16.0% to 13.3%. Expense efficiencies are primarily attributable to our international expansion and the lower cost of international labor. Our international headcount increased by 11.4% and 11.5% between the periods; however, the overall labor mix of international and domestic employees remained consistent with the prior period. Additionally, the acquisition of NWP contributed to a lower product development to revenue ratio.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$27,120	$23,685	$3,435	14.5%	$52,793	$45,744	$7,049	15.4%
Stock-based expense	3,799	3,843	(44)	(1.1)	6,773	7,632	(859)	(11.3)
Depreciation and amortization	4,210	3,359	851	25.3	7,762	6,624	1,138	17.2
Total sales and marketing expense	$35,129	$30,887	$4,242	13.7	$67,328	$60,000	$7,328	12.2
Sales and marketing. Sales and marketing expense, excluding stock-based expense and depreciation and amortization, increased $3.4 million and $7.0 million year-over-year during the three and six months ended June 30, 2016, respectively. Our efforts to expand our sales force and incremental headcount from our recent acquisitions resulted in an increase in personnel expense of $1.9 million and $3.6 million, respectively. This investment in our sales force and, to a lesser extent the relocation of our corporate headquarters and data center, led to an increase in information technology and facility expense of $0.5 million and $1.0 million, respectively, during the periods. Marketing program costs increased year-over-year by $0.9 million and $2.6 million, respectively, reflecting investments to accelerate client demand across our portfolio of solutions in addition to our recent acquisitions. Additionally, an increase of other expense of $0.1 million during the three months ended, and a decrease in other expense of $0.2 million during the six months ended June 30, 2016, also contributed to the noted change.
Sales and marketing expense as a percentage of total revenue decreased from 26.9% and 26.7% during the three and six month periods ended June 30, 2015, respectively, to 24.6% and 24.8% for the same periods in 2016. This reduction is due to lower consulting expense and SEO and SEM activity, consistent with our focus on increasing the efficiency of certain business functions. This decrease was partially offset by investment in our sales team. The number of sales representatives increased from 345 at June 30, 2015, to 396 at June 30, 2016. The majority of this investment continues to be in the small to medium business market, as well as in our lead generation teams.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands, except percentages)
General and administrative	$16,370	$15,638	$732	4.7%	$30,501	$30,098	$403	1.3%
Stock-based expense	4,215	3,619	596	16.5	7,432	6,624	808	12.2
Depreciation	1,347	780	567	72.7	2,345	1,651	694	42.0
Total general and administrative expense	$21,932	$20,037	$1,895	9.5	$40,278	$38,373	$1,905	5.0
General and administrative. General and administrative expense, excluding stock-based expense and depreciation expense, increased $0.7 million and $0.4 million during the three and six months ended June 30, 2016, respectively, as compared to the prior year periods. A year-over-year increase in personnel expense of $1.8 million and $1.5 million, respectively, was primarily related to incremental headcount from our recent acquisitions. Facilities expense increased $0.7 million and $1.0 million, respectively, due to our recent acquisitions and costs related to our headquarters relocation. An increase in other expense of $0.8 million and $0.7 million during the three and six month periods, respectively, also contributed to the increase in costs. These increases were partially offset by a decrease in professional fees of $1.2 million and $1.4 million, respectively, primarily due to elevated legal costs during the second quarter of 2015. Additionally, the rise in general and administrative expense was partially offset by a non-recurring charge of $1.4 million, recognized in the second quarter of 2015. This charge related to the impairment of certain leasehold improvements effected by the consolidation of our real estate footprint.
General and administrative expense decreased from 17.4% to 15.4% as a percentage of total revenue during the three months ended, and from 17.1% to 14.9% during the six months ended June 30, 2016, respectively, as compared to the same periods in 2015. Leverage was realized primarily due to our cost containment strategies, as well as the non-recurring charges recognized in 2015 mentioned above.
Stock-based Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands, except percentages)
Stock-based expense	$10,737	$11,250	$(513)	(4.6)%	$19,128	$21,997	$(2,869)	(13.0)%
Stock-based expense decreased by $0.5 million and $2.9 million during the three and six months ended June 30, 2016, respectively, year-over-year. This decrease is primarily attributable to the impact of awards which became fully vested subsequent to the second quarter of 2015 and forfeitures during the periods. These factors resulted in a reduction of expense of $5.6 million and $10.5 million, respectively, year-over-year. This decrease was partially offset by incremental expense of $5.1 million and $7.6 million, respectively, related to awards granted subsequent to the second quarter of 2015.
Depreciation and Amortization Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands, except percentages)
Depreciation expense	$6,478	$5,184	$1,294	25.0%	$11,974	$10,215	$1,759	17.2%
Amortization expense	7,737	6,079	1,658	27.3	14,848	11,659	3,189	27.4
Total depreciation and amortization expense	$14,215	$11,263	$2,952	26.2	$26,822	$21,874	$4,948	22.6
Depreciation expense increased $1.3 million and $1.8 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The increase in depreciation expense during these periods was primarily due to incremental depreciation expense from our recent acquisitions and expense arising from the relocation of our corporate headquarters and data center. Amortization expense increased year-over-year during these periods due to the addition of finite-lived intangible assets in connection with our recent acquisitions.
Interest Expense and Other, Net
The increase in interest expense and other, net for the three and six months ended June 30, 2016, as compared to the same period in 2015, is primarily due to higher average obligation balances during the current period as a result of our having entered into a $125.0 million Term Loan in February 2016.

Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. Our effective income tax rate was 41.9% and 23.5% for the six months ended June 30, 2016, and 2015. Our effective rate is higher than the statutory rate for the six months ended June 30, 2016, primarily because of state income taxes and non-deductible expenses. The effective rate is lower than the statutory rate for the six months ended June 30, 2015, primarily because non-deductible expenses reduced the tax benefit associated with the pretax loss.
Liquidity and Capital Resources
Our primary sources of liquidity as of June 30, 2016 consisted of $46.7 million of cash and cash equivalents, $200.0 million available under our revolving line of credit and $40.1 million of working capital (excluding $46.7 million of cash and cash equivalents and $83.3 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions, debt service, and share repurchases will continue to be our principal needs for liquidity over the near term. During 2016, we expect to incur elevated capital expenditures of approximately $80.0 million, primarily related to our corporate headquarters and data center moves. We also expect to receive approximately $19.0 million of tenant improvement reimbursement from the property owner of our corporate headquarters facility which will be reported as a source of cash from operating activities. We expect to generate returns on these investments by incurring lower future rent expense per employee and long-term transaction processing scale. Starting in 2017, we expect capital expenditures to return to more normalized levels which we target at approximately 5.0% of revenue for maintenance and growth initiatives. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2019. We expect to fund these obligations from cash provided by operating activities.
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
The following table sets forth cash flow data for the periods indicated therein:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$60,601	$48,794
Net cash used in investing activities	(109,791)	(56,393)
Net cash provided by financing activities	64,938	10,221
Net Cash Provided by Operating Activities
During the six months ended June 30, 2016, cash provided by operating activities consisted of net income of $5.1 million, net non-cash adjustments to net income of $48.1 million and a net inflow of cash from changes in working capital of $7.4 million. Non-cash adjustments primarily consisted of amortization and depreciation expense of $26.8 million, stock-based expense of $19.1 million, and income tax-related items of $2.3 million. These items were partially offset by other non-cash adjustments totaling $0.1 million.

Changes in working capital included net cash inflows from accounts receivable of $1.3 million and net inflows from accounts payable and accrued liabilities of $1.9 million. Inflows from changes in other current assets of $2.4 million, primarily related to the receipt of lease-related incentives for our new corporate headquarters, and changes in other liabilities of $3.0 million, related to deferred rent on our new corporate headquarters, also contributed to this increase. These items were partially offset by net cash outflows related to deferred revenue of $1.2 million.
Net Cash Used in Investing Activities
For the six months ended June 30, 2016, we used $109.8 million of cash on investing activities. We used $71.3 million in our acquisition of NWP, AssetEye, and eSupply and $38.5 million on capital expenditures. Capital expenditures during the period primarily included expenditures to support our strategy of consolidating our real estate footprint, capitalized software development costs, and expenditures to support our information technology infrastructure.
Net Cash Provided by Financing Activities
The net cash provided by our financing activities largely consisted of proceeds of $123.9 million from the Term Loan we entered into in February 2016. Concurrent with the receipt of the Term Loan, we repaid $40.0 million of then outstanding revolving loans. Other significant uses of cash during the period included purchases of $21.2 million under our stock repurchase program, payments of acquisition-related consideration of $2.7 million, and other expenditures totaling $0.8 million consisting of financing costs related to the Term Loan and payments under our capital lease obligations. Finally, activity under our stock-based consideration plans resulted in cash inflows of $5.7 million during the six months ended June 30, 2016.
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
Long-Term Debt Obligations
On September 30, 2014, we entered into an agreement for a secured revolving credit facility (as amended by the Amendment discussed below, the “Credit Facility”) to refinance our outstanding revolving loans. The Credit Facility provides an aggregate principal amount of up to $200.0 million, with sublimits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans. Revolving loans under the Credit Facility may be voluntarily prepaid and re-borrowed. At our option, the revolving loans accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75%. The Credit Facility permits, at our discretion, the use of one, two, three or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case the applicable margin is determined based upon our consolidated net leverage ratio. The interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR rate. All outstanding principal and accrued and unpaid interest are due upon the Credit Facility’s maturity on September 30, 2019.
In February 2016, the Company entered into an amendment (the “Amendment”) of the Credit Facility. The Amendment provides for an incremental term loan in the amount of $125.0 million (“Term Loan”) that is coterminous with the Credit Facility. Principal payments on the Term Loan are due in quarterly installments beginning in June 2016. Amounts paid under the Term Loan may not be re-borrowed. The Term Loan is subject to mandatory repayment requirements in the event of certain asset sales or insurance or condemnation events occur, subject to customary reinvestment provisions. The Company may prepay the Term Loan in whole or in part at any time, without premium or penalty, with prepayment amounts to be applied to remaining scheduled principal amortization payments as specified by the Company. The Term Loan is subject to the same interest rate terms and payments dates as the revolving loans. Under the terms of the Amendment, an additional margin tier was added such that the Applicable Margin now ranges from 1.25% to 2.00% for LIBOR loans, and from 0.25% to 1.00% for Base Rate loans.

The Credit Facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Credit Facility. The Credit Facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Additionally, the Credit Facility contains customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum interest coverage ratio. The interest coverage ratio, which is a ratio of our four previous consecutive fiscal quarters’ consolidated EBITDA, as defined in the agreement, to our interest expense, is not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters’ consolidated EBITDA, is not to be greater than 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. Pursuant to the Amendment, we can elect to increase the maximum consolidated net leverage ratio to 4.00 to 1.00 for a specified period following the issuance of convertible or high yield notes in an initial principal amount of at least $150.0 million.
The Credit Facility contains customary events of default, subject to customary cure periods for certain defaults, that include, among others, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, defaults for non-compliance with the Employee Retirement Income Security Act (“ERISA”), inaccuracy of representations and warranties and a change in control default.
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
As of June 30, 2016, we were in compliance with the covenants under the Credit Facility.
Share Repurchase Program
On May 6, 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. In May 2015, our board of directors approved an extension of the share repurchase program, permitting the repurchase of up to $50.0 million of our common stock during the period commencing on the extension date and ending on May 6, 2016. On April 26, 2016, an additional one year extension of the share repurchase program was approved. The terms of this extension permit the repurchase of up to $50.0 million of our common stock during the period commencing on the extension day and ending on May 6, 2017.
During the six months ended June 30, 2016, the Company repurchased 1,012,823 shares at a weighted average cost of $20.98 per share and a total cost of $21.2 million. During the same period of 2015, we repurchased 771,304 shares at a weighted average price of $19.64 and a total cost of $15.1 million.
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
We had cash and cash equivalents of $46.7 million and $30.9 million at June 30, 2016 and December 31, 2015, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $124.2 million outstanding under our Term Loan at June 30, 2016. The Term Loan is reflected net of unamortized debt issuance costs of $0.6 million in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2015, we had $40.0 million in revolving loans outstanding under the Credit Facility. There were no outstanding revolving loans at June 30, 2016. At our option, amounts borrowed under the Credit Facility accrue interest at a per annum rate equal to either

LIBOR, plus a margin ranging from 1.25% to 2.00%, or the Base Rate, plus a margin ranging from 0.25% to 1.00%. The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable rates change by 10% of the June 30, 2016 closing market rates, our annual interest expense would change by less than $0.1 million.
On March 31, 2016, we entered into two interest rate swap agreements to eliminate variability in interest payments on the Term Loan. The swap agreements replace the term note’s variable rate with a blended fixed rate of 0.89%. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt additional specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

•
our ability to renew the use of our on demand solutions for units managed by our existing clients and to increase the use of our on demand solutions for the management of units by our existing and new clients;

•	changes in our pricing policies or those of our competitors or new competitors;

•	changes in local economic, political and regulatory environments of our international operations;

•	the variable nature of our sales and implementation cycles;

•	general economic, industry and market conditions in the rental housing industry that impact our current and potential clients;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions, data or document losses or security breaches;

•	Internet usage trends among consumers and the methodologies Internet search engines utilize to direct those consumers to websites such as our LeaseStar product family;

•	our ability to hire and retain qualified key personnel, including particular key positions in our sales force and IT department;

•	our ability to anticipate and adapt to external forces and the emergence of new technologies and products;

•	our ability to enter into new markets and capture additional market share;

•
changes in the legal, regulatory or compliance environment related to the rental housing industry or the markets in which we operate, including without limitation changes related to fair credit reporting, payment processing, data protection and privacy, social media, utility billing, insurance, the Internet and e-commerce, licensing, telemarketing, electronic communications, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology Economic and Clinical Health Act (“HITECH”);

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

Fluctuations in our quarterly operating results or guidance that we provide may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price to decline. As a result of the potential variations in our quarterly revenue and operating results, we believe that quarter-to-quarter and year-to-date period comparisons of our revenues and operating results may not be meaningful and the results of any one quarter should not be relied upon as an indication of future performance.
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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and client base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from approximately 900 as of December 31, 2008 to approximately 4,700 as of June 30, 2016. We increased our number of on demand clients from approximately 2,700 as of December 31, 2008 to approximately 12,200 as of June 30, 2016. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
We manage a complex platform of solutions that consists of our property management solutions, integrated software-enabled value-added services and web-based advertising and lease generation services. Many of our solutions include a large number of product centers that are highly integrated and require interoperability with other RealPage, Inc. (“RealPage”) products, as well as products and services of third-party service providers. Additionally, we typically deploy new releases of the software underlying our on demand software solutions on a bi-weekly, monthly or quarterly schedule, depending on the solution. Due to this complexity and the condensed development cycles under which we operate, we may experience errors in our software, corruption or loss of our data or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our clients, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.

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
Historically, our on demand units managed by our clients have renewed at a rate of 97.0% based on an average of the last two years ending June 30, 2016.
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
Our revenue growth is dependent on our ability to continually attract new clients while retaining and expanding our service offerings to existing clients. Growth in the demand for our solutions may be inhibited, and we may be unable to sustain growth in our sales for a number of reasons, including, but not limited to:

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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions involving ICIM Corporation and VRX in June 2015, NWP Services Corporation in March 2016, AssetEye, Inc. in May 2016, and eSupply Systems, LLC in June 2016. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

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
Some of our products and services derived from recent acquisitions are hosted and supported from data centers in other geographic locations within the continental United States and Europe, many of which are operated by third-party providers. Unless and until these acquired products and services are migrated to our Texas-based data centers, we will not have sole control over the operations of all data center facilities used in our business. Our operations depend, in part, on our third-party data center providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that any of our third-party hosting or facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in the availability of our on demand software as well as delays and additional expenses in arranging new facilities and services.
Despite precautions taken at our controlled and third-party data centers, the occurrence of spikes in usage volume, a natural disaster, an act of terrorism, adverse changes in United States or foreign laws and regulations, vandalism or sabotage, a decision to close a third-party facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our on demand software. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause clients to fail to renew their subscriptions, any of which could materially adversely affect our business.
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
Our competitors vary depending on our product and service. In the market for accounting software we compete with Yardi Systems, Inc. (“Yardi”), MRI Software LLC (“MRI”), Entrata, Inc., formerly Property Solutions International, Inc. (“Entrata”), AMSI Property Management (owned by Infor Global Solutions, Inc.), Intacct Corp, NetSuite Inc., Intuit Inc., Oracle Corporation, PeopleSoft and JD Edwards (each owned by Oracle Corporation), SAP AG, Microsoft Corporation, AppFolio Inc. and various smaller providers of accounting software. High costs are typically associated with switching an organization’s accounting software. In the market for property management software, we face competitive pressure from Yardi and its Voyager products, AMSI Property Management (owned by Infor Global Solutions, Inc.), Bostonpost (owned by MRI), Jenark (owned by CoreLogic), Entrata, ResMan and MRI. In the single family market, our accounting and property management systems primarily compete with Yardi, AppFolio Inc., Intuit Inc., DIY Real Estate Solutions (acquired by Yardi), Buildium, LLC, Rent Manager (owned by London Computer Systems, Inc.), and Property Boss Solutions, LLC.
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
In the insurance market, our principal competitors are Assurant, Inc., Bader Company, CoreLogic, Inc., Entrata, Yardi and a number of national insurance underwriters (including GEICO Corporation, The Allstate Corporation, State Farm Fire and Casualty Company, Farmers Insurance Exchange, Nationwide Mutual Insurance Company and United Services Automobile Association) that market renter’s insurance. There are many smaller screening and insurance providers in the risk mitigation area that we encounter less frequently, but they nevertheless present a competitive presence in the market.
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
In the utility billing and energy management market, we compete at a national level with American Utility Management, Inc., Conservice, LLC, Yardi (following its acquisitions of ista North America and Energy Billing Systems, Inc.), Entrata, Ocius LLC (recently acquired by PayLease) and Minol USA, L.P. Many other smaller utility billing companies compete for smaller rental properties or in regional areas.
In the revenue management market, we compete with Entrata, The Rainmaker Group, Inc. and Yardi. Certain market research companies such as CoStar Group, Inc. also offer products that present competitive pricing information in a manner that can be used as a tool to manage pricing.
In the market for multifamily housing market research, we compete with Reis, Inc., Axiometrics, Inc., Pierce-Eislen, Inc. (owned by Yardi), CoStar Group, Inc. and Portfolio Research, Inc.
In the spend management market, we compete with Yardi, AvidXchange, Inc., Nexus Systems, Inc., Ariba, Inc., Oracle Corporation, Buyers Access LLC, and PAS Purchasing Solutions.
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
In the vacation rental market, we compete with LiveRez, Inc., HomeAway Software, Inc., Airbnb, and many other smaller local and regional companies. We partner with some competitors to syndicate vacation rental listings to their Internet listing sites.
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
With respect to all of our competitors, we compete based on a number of factors, including total cost of ownership, level of integration with property management systems, ease of implementation, product functionality and scope, performance, security, scalability and reliability of service, brand and reputation, sales and marketing capabilities and financial resources. Some of our existing competitors and new market entrants may enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, larger installed client bases and larger sales and marketing budgets, as well as greater financial, technical and other resources. In addition, any number of our existing competitors or new market entrants could combine or consolidate, or obtain new financing through public or private sources, to become a more formidable competitor with greater resources. As a result of such competitive advantages, our existing and future competitors may be able to:

•	develop superior products or services, gain greater market acceptance and expand their offerings more efficiently or more rapidly;

•	adapt to new or emerging technologies and changes in client requirements more quickly;

•	take advantage of acquisition and other opportunities more readily;

•	adopt more aggressive pricing policies, such as offering discounted pricing for purchasing multiple bundled products;

•	devote greater resources to the promotion of their brand and marketing and sales of their products and services; and

•	devote greater resources to the research and development of their products and services.
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
Our Credit Facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. See additional discussion of these requirements in Note 6, Debt, of the Notes to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2016, we were in compliance with the covenants under our Credit Facility.
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

We may be unable to halt the operations of websites that aggregate or misappropriate data from our websites.
From time to time, third parties have misappropriated data from our websites through website scraping, software robots or other means and aggregated this data on their websites with data from other companies. In addition, copycat websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our website. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against the impact of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.
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
In March 2015, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Stokes v. RealPage, Inc., Case No. 2:15-cv-01520. The claims in this purported class action relate to alleged violations of the Fair Credit Reporting Act (“FCRA”) in connection with background screens of prospective tenants of our clients. On January 25, 2016, the court entered an order placing the case on hold until the United States Supreme Court issued its decision in Spokeo, Inc. v. Robins, which case addressed issues related to standing to bring claims related to the FCRA. On May 16, 2016, the U.S. Supreme Court issued its opinion in the Spokeo litigation, vacating the decision of the United States Court of Appeals for the Ninth Circuit, and remanding the case for further consideration by the U.S. Court of Appeals. Following the Supreme Court’s decision in Spokeo, the judge in the Stokes case lifted the stay. On June 24, 2016, we filed a motion to dismiss certain claims made in the case based upon the Spokeo decision. The motion to dismiss is pending before the U.S. District Court. We intend to defend this case vigorously.
In November 2014, the Company was named in a purported class action lawsuit in the United States District Court for the Eastern District of Virginia, styled Jenkins v. RealPage, Inc., Case No. 3:14cv758. The claims in this purported class action relate to alleged violations of the FCRA in connection with background screens of prospective tenants of our clients. This case has since been transferred to the United States District Court for the Eastern District of Pennsylvania. On January 25, 2016, the court entered an order placing the case on hold until the United States Supreme Court issued its decision in the Spokeo case. Following the Supreme Court’s decision in Spokeo, the judge in the Jenkins case lifted the stay. On June 24, 2016, we filed a motion to dismiss certain claims made in the case based upon the Spokeo decision. The motion to dismiss is pending before the U.S. District Court. We intend to defend this case vigorously.
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
The rental housing industry is subject to extensive and complex federal, state and local laws and regulations. Our services and solutions must work within the extensive and evolving legal and regulatory requirements applicable to our clients and third-party service providers, including, but not limited to, those under the Fair Credit Reporting Act, the Fair Housing Act, the Deceptive Trade Practices Act, the Drivers Privacy Protection Act, the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the United States Tax Reform Act of 1986 (TRA86), which is an IRS law governing tax credits, the Privacy Rules, Safeguards Rule and Consumer Report Information Disposal Rule promulgated by the Federal Trade Commission, or FTC, the FTC’s Telemarketing Sales Rule, the Telephone Consumer Protection Act (TCPA), the CAN-SPAM Act, the Electronic Communications Privacy Act, the regulations of the United States Department of Housing and Urban Development,

or HUD, HIPAA/HITECH, rules and regulations of the Consumer Financial Protection Bureau (CFPB) and complex and divergent state and local laws and regulations related to data privacy and security, credit and consumer reporting, deceptive trade practices, discrimination in housing, telemarketing, electronic communications, call recording, utility billing and energy and gas consumption. These regulations are complex, change frequently and may become more stringent over time. Although we attempt to structure and adapt our solutions and service offerings to comply with these complex and evolving laws and regulations, we may be found to be in violation. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative and other enforcement actions as well as class action lawsuits or demands for client reimbursement. Additionally, many applicable laws and regulations provide for penalties or assessments on a per occurrence basis. Due to the nature of our business, the type of services we provide and the large number of transactions processed by our solutions, our potential liability in an enforcement action or class action lawsuit could be significant. In addition, entities such as HUD, the FTC and the CFPB have the authority to promulgate rules and regulations that may impact our clients and our business. On February 23, 2015, we received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the Fair Credit Reporting Act. We have responded to the request. At this time, we do not know the scope of the investigation and we do not have sufficient information to evaluate the likelihood or merits of any potential enforcement action, or to predict the outcome or costs of responding to, or the costs, if any, of resolving this investigation.
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
Through our wholly owned subsidiary, Multifamily Internet Ventures LLC, a managing general insurance agency, we generate commission revenue from offering liability and renters’ insurance. Through Multifamily Internet Ventures LLC we also sell additional insurance products, including auto and other personal lines insurance, to renters that buy renters’ insurance from us. These policies are ultimately underwritten by various insurance carriers. Some of the property owners and managers that participate in our programs opt to require renters to purchase rental insurance policies and agree to grant to Multifamily Internet Ventures LLC exclusive marketing rights at their properties. If demand for residential rental housing declines, property owners and managers may be forced to reduce their rental rates and to stop requiring the purchase of rental insurance in order to reduce the overall cost of renting. If property owners or managers cease to require renters’ insurance, elect to offer policies from competing providers or insurance premiums decline, our revenues from selling insurance policies will be adversely affected.
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
Our success and future growth depend on the skills, working relationships and continued services of our management team. The loss of our Chief Executive Officer or other senior executives, or our inability to successfully integrate certain new members of our management, could adversely affect our business. Our future success also will depend on our ability to attract, retain and motivate highly skilled software developers, marketing and sales personnel, technical support and product development personnel in the United States and internationally. All of our employees work for us on an at-will basis. Competition for these types of personnel is intense, particularly in the software industry. As a result, we may be unable to attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 33.4% of our common stock as of June 30, 2016. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 31.2% of our common stock as of June 30, 2016. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
The trading price of our common stock price may be volatile.
The trading price of our common stock could be subject to wide fluctuations in response to various factors, including, but not limited to, those described in this “Risk Factors” section, some of which are beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our operating results or in expectations regarding our operating results;

•	variations in operating results of similar companies;

•	announcements of technological innovations, new solutions or enhancements, strategic alliances or agreements by us or by our competitors;

•	announcements by competitors regarding their entry into new markets, and new product, service and pricing strategies;

•	marketing, advertising or other initiatives by us or our competitors;

•	increases or decreases in our sales of products and services for use in the management of units by clients and increases or decreases in the number of units managed by our clients;

•	threatened or actual litigation;

•	major changes in our board of directors or management;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any research analysts that elect to follow our common stock;

•	market conditions in our industry and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of our shares of common stock by existing stockholders;

•	volatility in our stock price, which may lead to higher stock-based expense under applicable accounting standards; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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

As of June 30, 2016, we had 80,339,457 shares of common stock outstanding. Of these shares, 76,425,318 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of June 30, 2016, holders of 23,817,935 shares, or approximately 29.6%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.
In addition, we have registered approximately 27,634,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,962,243 shares were eligible for sale upon the exercise of vested options as of June 30, 2016.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the three months ended June 30, 2016, by RealPage, Inc. or any “affiliated purchaser” of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2016 through April 30, 2016	—	$—	—	$50,000,000
May 1, 2016 through May 31, 2016	235,154	21.71	235,154	44,894,113
June 1, 2016 through June 30, 2016	—	—	—	44,894,113
	235,154	$21.71	235,154	$44,894,113
(1)    On May 6, 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock for a period of up to one year after the approval date. Our board of directors approved an extension of the share repurchase program in May 2015 and again in April 2016. Each renewal permitted the repurchase of up to $50.0 million of our common stock during the period commencing on the extension start date and ending one year thereafter. The current extension of the share repurchase program will expire on May 6, 2017.
Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 3, 2016

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