Form 10-Q
period 2016-09-30
REALPAGE INC
filed 2016-11-08
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34846

RealPage, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2788861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Lakeside Boulevard Richardson, Texas	75082-4305
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 21, 2016
Common Stock, $0.001 par value	80,470,801

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,090	$30,911
Restricted cash	92,284	85,461
Accounts receivable, less allowance for doubtful accounts of $3,308 and $2,318 at September 30, 2016 and December 31, 2015, respectively	83,444	74,192
Prepaid expenses	11,286	8,294
Other current assets	7,866	23,085
Total current assets	263,970	221,943
Property, equipment, and software, net	122,119	82,198
Goodwill	261,768	220,097
Identified intangible assets, net	84,579	81,280
Deferred tax assets, net	15,456	12,051
Other assets	8,642	5,632
Total assets	$756,534	$623,201
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,041	$17,448
Accrued expenses and other current liabilities	44,201	28,294
Current portion of deferred revenue	81,852	84,200
Current portion of term loan, net	4,688	—
Client deposits held in restricted accounts	92,207	85,405
Total current liabilities	242,989	215,347
Deferred revenue	6,582	6,979
Revolving line of credit	—	40,000
Term loan, net	118,167	—
Other long-term liabilities	35,288	34,423
Total liabilities	403,026	296,749
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 85,412,054 and 82,919,033 shares issued and 80,565,811 and 78,793,670 shares outstanding at September 30, 2016 and December 31, 2015, respectively	85	83
Additional paid-in capital	508,756	471,668
Treasury stock, at cost: 4,846,243 and 4,125,363 shares at September 30, 2016 and December 31, 2015, respectively	(28,117)	(24,338)
Accumulated deficit	(126,621)	(120,415)
Accumulated other comprehensive loss	(595)	(546)
Total stockholders’ equity	353,508	326,452
Total liabilities and stockholders’ equity	$756,534	$623,201
See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
On demand	$140,883	$116,772	$400,904	$333,872
On premise	682	834	2,141	2,301
Professional and other	6,390	3,982	16,012	10,647
Total revenue	147,955	121,588	419,057	346,820
Cost of revenue	64,111	51,740	180,937	147,795
Gross profit	83,844	69,848	238,120	199,025
Operating expense:
Product development	18,743	16,858	54,893	52,919
Sales and marketing	33,860	32,698	101,188	92,698
General and administrative	21,677	13,424	61,955	51,797
Impairment of identified intangible assets	750	20,274	750	20,801
Total operating expense	75,030	83,254	218,786	218,215
Operating income (loss)	8,814	(13,406)	19,334	(19,190)
Interest expense and other, net	(1,064)	(391)	(2,846)	(1,048)
Income (loss) before income taxes	7,750	(13,797)	16,488	(20,238)
Income tax expense (benefit)	3,540	(5,605)	7,199	(7,120)
Net income (loss)	$4,210	$(8,192)	$9,289	$(13,118)

Net income (loss) per share attributable to common stockholders
Basic	$0.05	$(0.11)	$0.12	$(0.17)
Diluted	$0.05	$(0.11)	$0.12	$(0.17)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	76,823	76,564	76,615	76,772
Diluted	78,124	76,564	77,525	76,772
See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$4,210	$(8,192)	$9,289	$(13,118)
Gain (loss) on interest rate swaps, net	274	—	(83)	—
Foreign currency translation adjustment, net	(70)	(31)	34	(267)
Comprehensive income (loss)	$4,414	$(8,223)	$9,240	$(13,385)
See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balance as of December 31, 2015	82,919	$83	$471,668	$(546)	$(120,415)	(4,125)	$(24,338)	$326,452
Issuance of common stock	957	1	16,138	—	—	—	—	16,139
Issuance of restricted stock	2,549	2	(2)	—	—	—	—	—
Treasury stock purchases, at cost	—	—	—	—	—	(1,734)	(25,023)	(25,023)
Retirement of treasury shares	(1,013)	(1)	(5,748)	—	(15,495)	1,013	21,244	—
Stock-based compensation	—	—	27,243	—	—	—	—	27,243
Net tax benefit deficiency of stock-based compensation	—	—	(543)	—	—	—	—	(543)
Interest rate swap agreements	—	—	—	(181)	—	—	—	(181)
Foreign currency translation	—	—	—	34	—	—	—	34
Reclassification of realized loss on cash flow hedge to earnings, net of tax	—	—	—	98	—	—	—	98
Net income	—	—	—	—	9,289	—	—	9,289
Balance as of September 30, 2016	85,412	$85	$508,756	$(595)	$(126,621)	(4,846)	$(28,117)	$353,508
See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$9,289	$(13,118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,874	33,787
Deferred taxes	5,424	(8,827)
Stock-based expense	27,383	30,666
Excess tax benefit from stock-based compensation	—	968
Impairment of identified intangible assets	750	20,801
Loss on disposal and impairment of other long-lived assets	249	2,968
Acquisition-related consideration	(499)	(3,018)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(2,007)	(3,045)
Prepaid expenses and other current assets	18,179	(2,451)
Other assets	129	(117)
Accounts payable	356	(726)
Accrued compensation, taxes, and benefits	2,608	5,672
Deferred revenue	(3,005)	3,936
Other current and long-term liabilities	5,394	1,018
Net cash provided by operating activities	105,124	68,514
Cash flows from investing activities:
Purchases of property, equipment, and software	(61,005)	(18,784)
Proceeds from disposal of property, equipment, and software	—	305
Acquisition of businesses, net of cash acquired	(71,400)	(45,450)
Purchase of cost method investment	(3,000)	—
Net cash used in investing activities	(135,405)	(63,929)
Cash flows from financing activities:
Proceeds from term loan	124,688	—
Payments on term loan	(1,563)	—
Proceeds from revolving credit facility	—	51,500
Payments on revolving line of credit	(40,000)	(27,500)
Deferred financing costs	(392)	(8)
Payments on capital lease obligations	(549)	(429)
Payments of acquisition-related consideration	(4,876)	(2,109)
Issuance of common stock	16,139	2,900
Excess tax benefit from stock-based compensation	—	(968)
Purchase of treasury stock related to stock-based compensation	(3,779)	(5,619)
Purchase of treasury stock under share repurchase program	(21,244)	(30,455)
Net cash provided by (used in) financing activities	68,424	(12,688)
Net increase (decrease) in cash and cash equivalents	38,143	(8,103)
Effect of exchange rate on cash	36	(267)
Cash and cash equivalents:
Beginning of period	30,911	26,936
End of period	$69,090	$18,566
See accompanying notes

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental cash flow information:
Cash paid for interest	$1,946	$673
Cash paid for income taxes, net of refunds	$1,520	$609
Non-cash investing activities:
Accrued property, equipment, and software	$1,700	$1,566
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
Reclassification
Certain amounts included in cost of revenue in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 have been reclassified as sales and marketing expense to conform to current period presentation. This reclassification resulted in an increase in gross profit of $1.1 million and $2.4 million for the three and nine months ended September 30, 2015, respectively.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the three and nine months ended September 30, 2016 and 2015 was earned in the United States. Net property, equipment, and software held consisted of $116.9 million and $77.4 million located in the United States, and $5.2 million and $4.8 million in our international subsidiaries at September 30, 2016 and December 31, 2015, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, Spain, and India at both September 30, 2016 and December 31, 2015.
Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; fair value measurements; contingent commissions related to the sale of insurance products; purchase accounting allocations and contingent consideration; revenue and deferred revenue and related reserves; stock-based expense; and our effective income tax rate and the recoverability of deferred tax assets, which are based upon our expectations of future taxable income and allowable deductions. Actual results could differ from these estimates. For greater detail regarding these accounting policies and estimates, refer to our Form 10-K.

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
When arrangements with clients include multiple software solutions and/or services, we allocate arrangement consideration to each deliverable based on its relative selling price. In such circumstances, we determine the relative selling price for each deliverable based on vendor specific objective evidence of selling price (“VSOE”), if available, or our best estimate of selling price (“BESP”). We have determined that third-party evidence of selling price is not available as our solutions and services are not largely interchangeable with those of other vendors. Our process for determining BESP considers multiple factors, including prices charged by us for similar offerings when sold separately, pricing and discount strategies, and other business objectives.
Taxes collected from clients and remitted to governmental authorities are presented on a net basis.
On Demand Revenue
Our on demand revenue consists of license and subscription fees, transaction fees related to certain of our software-enabled value-added services, and commissions derived from our selling certain risk mitigation services.
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
No single client accounted for 10% or more of our revenue or accounts receivable for the three or nine months ended September 30, 2016 or 2015.
Legal Contingencies
We review the status of each matter and record a provision for a liability when we consider that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review these provisions quarterly and make adjustments where needed as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses beyond those already accrued, may be incurred. If there is a reasonable possibility that a material loss (or additional material loss in excess of any accrual) may be incurred, we disclose an estimate of the amount of loss or range of losses, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate of loss cannot be made.
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
Our interest rate derivatives are designated as cash flow hedges and are carried in the Condensed Consolidated Balance Sheets at their fair value. Unrealized gains and losses resulting from changes in the fair value of these instruments are classified as either effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income (“AOCI”), while the ineffective portion is recorded as a component of interest expense in the period of change. Amounts reported in AOCI related to interest rate derivatives are reclassified into interest expense as interest payments are made on our variable-rate debt. If an interest rate derivative agreement is terminated prior to its maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the forecasted transactions impact earnings. If the hedging relationship is discontinued because it is probable that the forecasted transactions will not occur according to our original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. See Note 13 for additional information.
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
Other Current Assets
Other current assets consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Lease-related receivables	$1,914	$20,683
Inventory	1,774	548
Indemnification asset	1,220	—
Other current assets	2,958	1,854
Total other current assets	$7,866	$23,085
Lease-related receivables consisted primarily of incentives related to the lease executed in 2015 for our new corporate headquarters and data center in Richardson, Texas. The decrease in the lease-related receivable between the periods is attributable to reimbursement payments received from the landlord related to completed leasehold improvements. See additional discussion of this lease at Note 8. The indemnification asset arose from our acquisition of NWP Services Corporation, which was completed in the first quarter of 2016. See additional discussion of this asset in Note 3.
Cost Method Investments
Investments in privately-held entities that are less than 20% owned by the Company are accounted for using the cost method, unless the Company can exercise significant influence or the investee is economically dependent upon the Company. Under the cost method, investments are carried at cost and other income is recorded when dividends are received from the cost-method investee. Cost method investments are included in Other Assets in the accompanying Condensed Consolidated Balance Sheets.
We periodically assess the need to record impairment losses on investments and record such losses when the impairment of an investment is determined to be other-than-temporary in nature. A variety of factors are considered when determining if a decline in fair value below book value is other-than-temporary, including, among others, the financial condition and prospects of the investee. No events or circumstances indicating a potential impairment were identified as of September 30, 2016.
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
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement and whether such an arrangement contains a software license or is solely a service contract. We adopted this standard in the first quarter of 2016 and will prospectively apply the guidance to all arrangements entered into or materially modified after January 1, 2016.

Recently Issued Accounting Standards
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory, in an effort to reduce the cost and complexity, as well as improve the accounting for income tax consequences of intra-entity transfers of assets. Under current U.S. GAAP, the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to an outside party. The ASU eliminates the requirement to delay recognition and allows an entity to recognize the income tax consequences when the transfer of an intra-entity asset other than inventory occurs. The new guidance is applicable for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein; however, early application for public entities is permitted. The amendments in this ASU are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We have not yet selected an adoption date and are currently evaluating the impact of this ASU on our financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses several specific cash flow issues in an effort to reduce diversity in practice. Among the issues addressed, the ASU clarifies that payments of related contingent consideration related to business combinations made soon after the date of acquisition should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities. The amendments in this ASU are applicable for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein; however, early application for public entities is permitted. We have not yet selected an adoption date and are currently evaluating the impact of this ASU on our financial statements.
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
ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. An entity that elects early adoption must adopt all of the amendments in the same period. We expect to adopt this ASU effective January 1, 2017 and are currently evaluating the impact of adoption on our financial statements.
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
In August 2015, the FASB issued ASU 2015-14, Topic 606 - Deferral of Effective Date. ASU 2015-14 permits public business entities to defer the adoption of ASU 2014-09 until interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Our assessment of the impact of the standard on our consolidated financial statements is currently underway. We have determined that we will adopt the standard in our interim reporting period beginning January 1, 2018. We have not yet selected an adoption method and are currently assessing the impact of the adoption of this ASU on our financial statements.
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
2016 Acquisitions
eSupply Systems, LLC
In June 2016, we acquired substantially all of the assets of eSupply Systems, LLC (“eSupply”) and those of certain entities related to eSupply. eSupply is an e-procurement software and group purchasing service and augmented our Spend Management solutions.
We acquired eSupply for a purchase price of $7.0 million, consisting of a cash payment of $5.5 million at closing and a deferred cash obligation of up to $1.6 million, payable over 18 months after the acquisition date. The deferred cash obligation is subject to adjustments specified in the merger agreement related to the sellers’ indemnification obligations. The fair value of the deferred cash obligation on the date of acquisition was $1.5 million. This acquisition was financed using proceeds from our term loan that was issued in February 2016. Direct acquisition costs were immaterial.
The acquired identified intangible assets consisted of developed technology and client relationships. These intangible assets were assigned estimated useful lives of three and ten years, respectively. We recognized goodwill in the amount of $3.2 million related to this acquisition, which is primarily comprised of anticipated synergies with our existing Spend Management solutions. Goodwill and the acquired identified intangible assets are deductible for tax purposes.

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
We acquired AssetEye’s issued and outstanding stock for a purchase price of $4.9 million. The purchase price consisted of a cash payment of $3.6 million at closing, net of cash acquired of $0.8 million; deferred cash obligations of $1.0 million, payable over a period of two years following the date of acquisition; contingent cash payments of up to $1.0 million if certain revenue targets are achieved during the three-month period ended September 30, 2017; and additional cash payments of $0.2 million due to former shareholders of AssetEye which are expected to be remitted over a short-term period. The deferred cash obligation is subject to adjustments specified in the merger agreement related to the sellers’ indemnification obligations. The fair value of the deferred and contingent cash obligations was $0.9 million and $0.2 million, respectively, at the date of acquisition. This acquisition was financed with proceeds from our term loan that was issued in February 2016. Direct acquisition costs were immaterial.
The acquired identified intangible assets comprised developed technology and client relationships having useful lives of five and ten years, respectively. We recognized goodwill in the amount of $3.2 million related to this acquisition, which is primarily comprised of anticipated synergies between the AssetEye solution and our existing complementary solutions as well as our sales and marketing infrastructure. Goodwill and identified intangible assets recognized in connection with this transaction are not deductible for tax purposes.
NWP Services Corporation
In March 2016, we acquired all of the issued and outstanding stock of NWP Services Corporation (“NWP”). NWP provides a full range of utility management services, including resident billing; payment processing; utility expense management; analytics and reporting; sub-metering and maintenance; and regulatory compliance. The primary products offered by NWP include Utility Logic, Utility Smart, Utility Genius, SmartSource, and NWP Sub-meter. We are integrating NWP into our resident services product family. The integrated platform will enable property owners and managers to increase the collection of rent utilities and energy recovery. Goodwill arising from this acquisition consists of anticipated synergies from the integration of NWP into our existing structure.
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
The acquired identified intangible assets are comprised of developed technologies, trade name, and client relationships having useful lives of five, three, and ten years, respectively. Goodwill and identified intangible assets acquired in this business combination, valued at $35.3 million and $16.3 million, have carryover tax bases of $0.7 million and $11.0 million, respectively, which are deductible for tax purposes. Goodwill and identified intangible assets recognized in excess of those carryover tax basis amounts are not deductible for tax purposes. Accounts receivable acquired have a gross contractual value of $11.3 million, of which $3.4 million was estimated to be uncollectable.
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
Purchase Price Allocation
The estimated fair values of assets acquired and liabilities assumed presented below are provisional and are based on the information available as of the acquisition date. We believe that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the respective acquisition dates. The preliminary allocation of the purchase price was as follows:

	NWP	AssetEye	eSupply
	(in thousands)
Restricted cash	$4,960	$—	$—
Accounts receivable	7,902	90	259
Property, equipment, and software	3,194	—	—
Intangible assets	16,349	2,685	3,585
Goodwill	35,292	3,154	3,216
Deferred tax assets, net	10,154	—	—
Other assets, net of other liabilities	3,065	8	71
Accounts payable and accrued liabilities	(6,865)	—	(147)
Client deposits held in restricted accounts	(5,018)	—	—
Deferred revenue	—	(16)	(29)
Deferred tax liabilities, net	—	(1,010)	—
Total purchase price	$69,033	$4,911	$6,955
At September 30, 2016, deferred cash obligations related to acquisitions completed in 2016 totaled $9.8 million, and carried net of a discount of $0.9 million. The aggregate fair value of contingent cash obligations related to these acquisitions was $0.3 million at September 30, 2016. During the three and nine months ended September 30, 2016, we recognized a loss of $0.1 million due to changes in the fair value of contingent cash obligations related to these acquisitions.
No payments of deferred or contingent cash obligations related to acquisitions completed in 2016 were made during the nine months ended September 30, 2016. During the same period, we made payments totaling $3.3 million related to amounts due to certain employees and former shareholders of the acquired businesses described above.
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
We acquired the Indatus assets for a purchase price of $49.4 million, consisting of a cash payment of $43.8 million at closing; deferred cash payments of up to $5.0 million, payable over nineteen months after the acquisition date; and contingent cash payments of up to $2.0 million, in the aggregate, if certain revenue targets are met for the twelve-month periods ending June 30, 2016 and 2017. The revenue targets for the twelve-month period ended June 30, 2016 were not achieved and no payment of contingent consideration for that period was made. The fair value of the deferred and contingent cash payments was $4.7 million and $0.9 million, respectively, as of the acquisition date. Direct acquisition costs were $0.3 million. This acquisition was financed using proceeds from our revolving credit facility.
The acquired developed product technologies and client relationships have useful lives of three and ten years, respectively. The trade name acquired was amortized over a useful life of one year, based on our anticipated use of the asset. Goodwill and identified intangible assets associated with the acquisition are deductible for tax purposes. Goodwill arising from the acquisition consists largely of anticipated synergies resulting from the integration of Indatus with our pre-existing products and from leveraging our existing client base and sales staff.
VRX
In June 2015, we acquired certain assets from RJ Vacations, LLC and Switch Development Corporation, including the VRX product (“VRX”). VRX is a software-as-a-service application which allows vacation rental management companies to manage the cleaning and turning of units, accounting, and document management. VRX was integrated with our Kigo solution.
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
The acquisition agreement also provides for the sellers to receive additional contingent cash payments of up to $3.0 million. Payment of the additional contingent cash obligations is dependent upon the achievement of certain revenue targets during the twelve month periods ending December 31, 2016, 2017, and 2018, and the sellers providing certain services during a specified period following the acquisition date. Due to this post-acquisition service requirement, the Company concluded that the additional contingent cash obligations represent post-acquisition compensation; therefore, these amounts were excluded from the purchase consideration. One of the sellers separated from the Company prior to completing the required service periods. As a result, the maximum potential payout of the additional contingent cash payments at September 30, 2016 was $1.5 million. No amounts under the additional contingent cash payments have been earned or paid as of September 30, 2016. This acquisition was financed using cash flows from operations. Direct acquisition costs were immaterial.
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
At September 30, 2016 and December 31, 2015, total deferred cash obligations related to acquisitions completed in 2015 were $2.7 million and $5.1 million, respectively. These obligations were carried net of a discount of less than $0.1 million and $0.2 million at September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016 we paid amounts totaling $2.2 million related to these obligations. No payments were made during the same period in 2015.
The aggregate fair value of contingent cash obligations related to acquisitions completed in 2015 was less than $0.1 million at September 30, 2016 and was $0.8 million at December 31, 2015. During the three and nine months ended September 30, 2016, we recognized net gains of $0.4 million and $0.8 million, respectively, related to changes in the fair value of these obligations. During the same periods of 2015 we recognized a net gain in the amount of $0.3 million. No payments of contingent cash obligations related to acquisitions completed in 2015 were made during the nine months ended September 30, 2016 and 2015.
Acquisition Activity Prior to 2015
At September 30, 2016 and December 31, 2015, deferred cash obligations related to acquisitions completed prior to 2015 totaled $4.5 million and $7.2 million, respectively. During the nine months ended September 30, 2016 and 2015, we paid deferred cash obligations related to these acquisitions in the amount of $2.9 million and $1.0 million, respectively.
The aggregate fair value of contingent cash obligations related to acquisitions completed prior to 2015 was estimated to be zero at both September 30, 2016 and December 31, 2015. During the nine months ended September 30, 2015, we paid contingent cash obligations totaling $1.2 million related to these acquisitions. No payments were made during the same period of 2016. A net gain of $2.9 million was recognized during the nine months ended September 30, 2015, related to the change in fair value of these contingent cash obligations. No gain or loss was recognized during the same periods of 2016.
Pro Forma Results of Acquisitions
The following table presents pro forma results of operations for the three and nine months ended September 30, 2016 and 2015, as if the aforementioned acquisitions had occurred at the beginning of each period presented. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax benefit, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the presented period, or of future periods. Pro forma results are presented in thousands, except per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 Pro Forma	2015 Pro Forma	2016 Pro Forma	2015 Pro Forma
	(in thousands, except per share amounts)
Total revenue	$147,955	$137,440	$429,914	$397,252
Net income (loss)	4,210	(8,111)	8,886	(14,562)
Net income (loss) per share:
Basic	$0.05	$(0.11)	$0.12	$(0.19)
Diluted	$0.05	$(0.11)	$0.11	$(0.19)
4. Property, Equipment, and Software
Property, equipment, and software consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Leasehold improvements	$45,288	$26,138
Data processing and communications equipment	75,510	67,871
Furniture, fixtures, and other equipment	23,061	18,253
Software	82,059	68,972
	225,918	181,234
Less: Accumulated depreciation and amortization	(103,799)	(99,036)
Property, equipment, and software, net	$122,119	$82,198
Depreciation and amortization expense for property, equipment, and purchased software was $6.2 million and $5.0 million for the three months ended, and $18.2 million and $15.2 million for the nine months ended September 30, 2016 and 2015, respectively. This includes amortization related to assets acquired through capital leases.
The carrying amount of capitalized software development costs was $51.2 million and $41.2 million at September 30, 2016 and December 31, 2015, respectively. Total accumulated amortization related to these assets was $18.1 million and $14.0 million at the respective dates. Amortization expense related to capitalized software development costs totaled $1.6 million and $0.9 million for the three months ended and $4.2 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.
We review in-progress software development projects on a periodic basis to ensure completion is assured and the development work will be placed into service as a new product or significant product enhancement. During the three and nine months ended September 30, 2015, we identified certain projects for which software development work had ceased and it was determined the projects would be discontinued. Our analysis of the capitalized costs resulted in the conclusion that they had no value outside of the respective projects for which they were originally incurred. As a result, we recognized an impairment loss of $0.5 million and $1.3 million during the three and nine months ended September 30, 2015, respectively. The impairment charges are included in “Product development” in the accompanying Condensed Consolidated Statements of Operations. No impairments of software development projects were identified during the three and nine months ended September 30, 2016.
During the nine months ended September 30, 2015, we modified or terminated certain operating lease agreements for office space prior to the end of the applicable lease term. We recognized an impairment charge of zero and $1.5 million during the three and nine months ended September 30, 2015, respectively, related to leasehold improvements associated with a modified lease. The impairment charge is included in the line "General and administrative" in the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2015, we also disposed of fixed assets with a net carrying value of $0.2 million and $0.5 million, respectively. We recognized a net loss of $0.2 million during the three and nine months ended September 30, 2015, related to these disposals. See additional discussion of these lease related changes in Note 8.

5. Goodwill and Identified Intangible Assets
Changes in the carrying amount of goodwill during the nine months ended September 30, 2016 were as follows, in thousands:

Balance as of December 31, 2015	$220,097
Goodwill acquired	41,662
Other	9
Balance as of September 30, 2016	$261,768
Identified intangible assets consisted of the following at September 30, 2016 and December 31, 2015:

	Weighted Average Amortization Period (in years)	September 30, 2016			December 31, 2015
		Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Finite-lived intangible assets:
Developed technologies	3.6	$75,926	$(59,611)	$16,315	$69,379	$(50,509)	$18,870
Client relationships	9.2	111,853	(63,225)	48,628	96,523	(54,267)	42,256
Trade names	6.4	5,899	(982)	4,917	5,149	(456)	4,693
Total finite-lived intangible assets	7.0	193,678	(123,818)	69,860	171,051	(105,232)	65,819
Indefinite-lived intangible assets:
Trade names		14,719	—	14,719	15,461	—	15,461
Total identified intangible assets		$208,397	$(123,818)	$84,579	$186,512	$(105,232)	$81,280
Amortization expense related to finite-lived intangible assets was $6.3 million and $6.1 million for the three months ended, and $18.5 million and $16.3 million for the nine months ended September 30, 2016 and 2015, respectively.
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
In connection with the preparation of the third quarter 2015 financial statements, the Company identified indicators requiring the assessment of certain indefinite-lived trade names for impairment, primarily associated with the Company's 2011 acquisition of MyNewPlace. Identified indicators included declines in actual and anticipated lead-generation revenues and a change in the Company's long-term marketing strategy. As a result, the Company analyzed these intangible assets and recorded a $20.3 million impairment charge during the third quarter of 2015, representing the amount by which the carrying value of the indefinite-lived trade names exceeded their estimated fair value. Given the change in the Company's long-term marketing strategy and anticipated use of the trade names, the remaining balance was reclassified to finite-lived intangible assets as of September 30, 2015, which is being amortized on a straight-line basis over an estimated useful life of seven years.
As further discussed in Note 17, in October 2016 we entered into an agreement with A Place for Mom, Inc. (“A Place for Mom”), whereby we sold certain assets associated with our senior living referral services, including certain indefinite-lived trade names, and agreed with A Place for Mom to collaborate to improve lead transparency utilizing A Place for Mom’s and the Company’s senior living customer relationship management platforms. Based on the status of the sale negotiations, we concluded there was a possibility that the negotiated assets could be impaired and performed an impairment analysis as of September 30, 2016. As a result of this analysis we recorded an impairment of the associated trade names of $0.8 million, the amount by which the carrying value of the trade names exceeded their estimated fair value on the date of analysis, in the third quarter of 2016. See Note 11 for discussion of the methodology and inputs utilized by the Company to estimate the fair value of these indefinite-lived trade names.
The above impairment charges are included in "Impairment of identified intangible assets" in the accompanying Condensed Consolidated Statements of Operations.

6. Debt
On September 30, 2014, we entered into an agreement for a secured revolving credit facility (as amended by the Amendment discussed below, the “Credit Facility”) to refinance our outstanding revolving loans. The Credit Facility provides an aggregate principal amount of up to $200.0 million of revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans. The Credit Facility also allowed us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our consolidated net leverage ratio, which is a ratio of the Company’s consolidated funded indebtedness to its consolidated EBITDA, as defined in the agreement, to exceed 3.25 to 1.00. In February 2016, we entered into an amendment to the Credit Facility (the “Amendment”). The Amendment provides for an incremental term loan in the amount of $125.0 million (“Term Loan”) that is coterminous with the existing Credit Facility, reducing the amount of additional term loans or revolving commitments available under the Credit Facility to $25.0 million plus an amount that would not cause us to exceed the net leverage ratio limitation. The Amendment permits the Company to elect to increase the maximum permitted consolidated net leverage ratio on a one-time basis to 4.00 to 1.00 following the issuance of convertible notes or high yield notes in an initial principal amount of at least $150.0 million. We incurred debt issuance costs in the amount of $0.7 million in conjunction with the execution of the Amendment.
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
Principal payments on the Term Loan are due in quarterly installments that began in June 2016. Amounts paid under the Term Loan may not be re-borrowed. The Term Loan is subject to mandatory repayment requirements in the event of certain asset sales or if certain insurance or condemnation events occur, subject to customary reinvestment provisions. The Company may prepay the Term Loan in whole or in part at any time, without premium or penalty, with prepayment amounts to be applied to remaining scheduled principal amortization payments as specified by the Company. The Term Loan is subject to the same interest rate terms and payment dates as the revolving loans. Under the terms of the Amendment, an additional tier was added such that the Applicable Margin now ranges from 1.25% to 2.00% for LIBOR loans, and 0.25% to 1.00% for Base Rate loans.
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
We had $123.4 million outstanding under our Term Loan at September 30, 2016. At December 31, 2015, we had $40.0 million in revolving loans outstanding under the Credit Facility. There were no outstanding revolving loans at September 30, 2016. As of September 30, 2016, $200.0 million was available under our Credit Facility, of which $10.0 million was available for the issuance of letters of credit and $20.0 million for swingline loans. We had unamortized debt issuance costs of $1.4 million and $1.0 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the Term Loan was carried net of unamortized debt issuance costs of $0.5 million in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2016, we were in compliance with the covenants under our Credit Facility.
Future maturities of principal under the Term Loan will be as follows for the years ending December 31, in thousands:

2016	$781
2017	5,469
2018	6,250
2019	110,938
$123,438

7. Stock-based Expense
All stock options and restricted stock awards granted during 2016 were granted under the Amended and Restated 2010 Equity Incentive Plan, as amended.
During the three and nine months ended September 30, 2016, the Company made the following grants of restricted stock:

Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Condition to Become Eligible to Vest
108,965	1,674,092	Shares vest ratably over a period of twelve quarters beginning on the first day of the second calendar quarter immediately following the grant date.
—	55,783	Shares vest ratably over a period of four quarters beginning on the first day of the calendar quarter immediately following the grant date.
7,650	7,650	Shares fully vested on the date of grant.
During the three and nine months ended September 30, 2016, we granted 64,725 and 794,025 shares of restricted stock, respectively, which require the achievement of certain market-based conditions to become eligible to vest. The shares become eligible to vest based on the achievement of the following conditions:

Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Condition to Become Eligible to Vest
—	364,651	After the grant date and prior to July 1, 2019, the average closing price per share of the Company’s common stock equals or exceeds $27.28 for twenty consecutive trading days.
—	364,649	After the grant date and prior to July 1, 2019, the average closing price per share of the Company’s common stock equals or exceeds $32.15 for twenty consecutive trading days.
32,362	32,362	After the grant date and prior to January 1, 2020, the average closing price per share of the Company’s common stock equals or exceeds $31.48 for twenty consecutive trading days.
32,363	32,363	After the grant date and prior to January 1, 2020, the average closing price per share of the Company’s common stock equals or exceeds $36.33 for twenty consecutive trading days.
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
During the second quarter of 2016, we issued 17,416 shares of restricted stock to certain non-employees as payment for consulting services to be provided over the subsequent four quarterly periods. The shares vest as the consulting services are performed.
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

In May 2015, the Company entered into a lease agreement for office space located in Richardson, Texas to serve as our new corporate headquarters and data center. In July 2015, the Company entered into an amendment to the lease agreement which increased the amount of leased space. At December 31, 2015, we had a receivable for incentives under this lease of $19.4 million. In July 2016, the Company entered into a second amendment of the lease agreement, which resulted in the recognition of an additional receivable for lease incentives of $1.0 million. We completed the move of our corporate headquarters and data center in the third quarter of 2016. The receivable for incentives under this lease was $1.4 million at September 30, 2016. The decrease in the lease incentives receivable balance between the periods is attributable to reimbursements received from the landlord for completed leasehold improvements. The lease receivable is included in other current assets in the accompanying Consolidated Balance Sheets. Our lease for the majority of our previous corporate headquarters expired in August 2016, our lease for the remainder of the space will expire in December 2016.
In September 2016, we entered into a lease in South Burlington, Vermont to replace an existing lease for our product office contact center. This lease has terms substantially similar to our other leasing agreements and has lease terms expiring in 2022.
During the nine months ended September 30, 2015, the Company vacated or modified certain of our office space lease agreements. These modifications were made to consolidate our operations and reduce operating costs. As a result of these changes we recognized a reduction of our deferred rent liability in the amount of $0.9 million. This adjustment is reflected in the "General and administrative" line in the accompanying Condensed Consolidated Statements of Operations.
Minimum annual rental commitments under non-cancellable operating leases and total minimum rentals to be received under non-cancellable subleases, including leases assumed in business combinations, were as follows at September 30, 2016:

	Minimum Lease Payments	Minimum Rentals to be Received Under Subleases	Net Lease Payments
	(in thousands)
2016	$2,912	$84	$2,828
2017	11,263	140	11,123
2018	11,218	—	11,218
2019	9,881	—	9,881
2020	7,906	—	7,906
Thereafter	55,911	—	55,911
	$99,091	$224	$98,867
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2016 or December 31, 2015.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of September 30, 2016 or December 31, 2015.

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
In March 2015, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Stokes v. RealPage, Inc., Case No. 2:15-cv-01520. The claims in this purported class action relate to alleged violations of the Fair Credit Reporting Act (“FCRA”) in connection with background screens of prospective tenants of our clients. On January 25, 2016, the court entered an order placing the case on hold until the United States Supreme Court issued its decision in Spokeo, Inc. v. Robins, which case addressed issues related to standing to bring claims related to the FCRA. On May 16, 2016, the U.S. Supreme Court issued its opinion in the Spokeo litigation, vacating the decision of the United States Court of Appeals for the Ninth Circuit, and remanding the case for further consideration by the U.S. Court of Appeals. Following the Supreme Court’s decision in Spokeo, the judge in the Stokes case lifted the stay. On June 24, 2016, we filed a motion to dismiss certain claims made in the case based upon the Spokeo decision. On October 19, 2016, the U.S. District Court denied the motion to dismiss. We intend to defend this case vigorously.
In November 2014, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Virginia, styled Jenkins v. RealPage, Inc., Case No. 3:14cv758. The claims in this purported class action relate to alleged violations of the FCRA in connection with background screens of prospective tenants of our clients. This case has since been transferred to the United States District Court for the Eastern District of Pennsylvania. On January 25, 2016, the court entered an order placing the case on hold until the United States Supreme Court issued its decision in the Spokeo case. Following the Supreme Court’s decision in Spokeo, the judge in the Jenkins case lifted the stay. On June 24, 2016, we filed a motion to dismiss certain claims made in the case based upon the Spokeo decision. On October 19, 2016, the U.S. District Court denied the motion to dismiss. We intend to defend this case vigorously.
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
At September 30, 2016 and December 31, 2015, we had accrued amounts for estimated settlement losses related to legal matters. The Company does not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
We are involved in other litigation matters not described above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
9. Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 51,156 and 547,411 for the three months ended, and 358,992 and 912,944 for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$4,210	$(8,192)	$9,289	$(13,118)
Denominator:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	76,823	76,564	76,615	76,772
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	1,301	—	910	—
Weighted average common shares used in computing diluted net income (loss) per share	78,124	76,564	77,525	76,772
Net income (loss) per share:
Basic	$0.05	$(0.11)	$0.12	$(0.17)
Diluted	$0.05	$(0.11)	$0.12	$(0.17)
10. Income Taxes
We make estimates and judgments in determining our provision for income taxes for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.
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
Our effective income tax rate was 43.7% and 35.2% for the nine months ended September 30, 2016 and 2015, respectively. Our effective rate is higher than the statutory rate for the nine months ended September 30, 2016, primarily because of state income taxes and non-deductible expenses, including an increase in certain non-deductible expenses identified in connection with the filing of our 2015 taxes. The effective rate is lower than the statutory rate for the nine months ended September 30, 2015, primarily because non-deductible expenses reduced the tax benefit associated with the pretax loss.
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
Significant unobservable inputs used in the contingent consideration fair value measurements included the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Discount rates	14.8% - 26.8%	15.8% - 60.0%
Volatility rates	30.4%	37.0% - 53.5%
Risk free rate of return	0.5% - 0.6%	0.5% - 0.9%
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
The following table discloses the liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Fair value at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent consideration related to the acquisition of:
Indatus	$47	$—	$—	$47
AssetEye	347	—	—	347
Interest rate swap agreements	86	—	86	—
	$480	$—	$86	$394

	Fair value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent consideration related to the acquisition of:
Indatus	$814	$—	$—	$814
VRX	27	—	—	27
	$841	$—	$—	$841
There were no assets measured at fair value on a recurring basis at September 30, 2016 or December 31, 2015.

The following table summarizes the changes in the fair value of our Level 3 liabilities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Balance at beginning of period	$841	$4,150
Initial contingent consideration	245	1,415
Settlements through cash payments	—	(1,179)
Net gain on change in fair value	(692)	(3,212)
Balance at end of period	$394	$1,174
Gains and losses resulting from changes in the fair value of the above liabilities are included in “General and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.
Assets and liabilities measured at fair value on a non-recurring basis
As further discussed in Note 17, in October 2016 the Company entered into an agreement with A Place for Mom whereby we sold certain assets associated with our senior living referral services, including certain indefinite-lived trade names. Based on the status of the negotiations, we concluded there was a possibility that the negotiated assets could be impaired and performed an impairment analysis as of September 30, 2016. We estimated the aggregate fair value of the negotiated assets to be $5.0 million at September 30, 2016, based on the price at which they were sold in October 2016 in an arms-length transaction with an unrelated party. The method utilized incorporated significant unobservable inputs and the Company concluded that the measurement should be classified within Level 3. The Company believes that the method used to determine the fair value of the assets was reasonable. See Note 5 for further discussion of these impairments.
There were no liabilities measured at fair value on a non-recurring basis at September 30, 2016 or December 31, 2015. There were no assets measured at fair value on a non-recurring basis at December 31, 2015.
Financial Instruments
The financial assets and liabilities that are not measured at fair value in our Condensed Consolidated Balance Sheets include cash and cash equivalents, restricted cash, accounts receivable, cost-method investments, accounts payable and accrued expenses, acquisition-related deferred cash obligations, and obligations under the Credit Facility.
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our Condensed Consolidated Balance Sheets approximates fair value due to the short term nature of these instruments. Acquisition-related deferred cash obligations are recorded on the date of acquisition at their estimated fair value, based on the present value of the anticipated future cash flows. The difference between the amount of the deferred cash obligation to be paid and its estimated fair value on the date of acquisition is accreted over the obligation period. As a result, the carrying value of acquisition-related deferred cash obligations approximates their fair value.
Due to their short-term nature and market-indexed interest rates, we concluded that the carrying value of the Term Loan and revolving loans under the Credit Facility approximate their fair value.
The Company concluded that the fair value estimates described above should be categorized within Level 3.
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

Repurchase activity during the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Number of shares repurchased	—	807,922	1,012,823	1,579,226
Weighted-average cost per share	$—	$18.95	$20.98	$19.28
Total cost of shares repurchased, in thousands	$—	$15,309	$21,244	$30,455
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
The effective portion of changes in the fair value of Swap Agreements is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the Swap Agreements is recognized directly in earnings. During the three and nine months ended September 30, 2016, we did not incur any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to the Swap Agreements will be reclassified to interest expense as interest payments are made on our variable-rate debt. The Company estimates that an additional $0.2 million will be reclassified as an increase to interest expense during the twelve-month period ending September 30, 2017.
As of September 30, 2016, the Swap Agreements are still outstanding. The table below presents the notional and fair value of the Swap Agreements as well as their classification on the Condensed Consolidated Balance Sheet as of September 30, 2016:

	Balance Sheet Location	Notional	Fair Value
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Swap Agreements	Other long-term liabilities	$75,000	$(86)
As of September 30, 2016, the Company has not posted any collateral related to the Swap Agreements. If the Company had breached any of the Swap Agreement’s default provisions at September 30, 2016, it could have been required to settle its obligations under the Swap Agreements at their termination value of $0.1 million.
The table below presents the amount of gains and/or losses related to the effective and ineffective portions of the Swap Agreements and their location on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016:

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain Recognized in Income	Gain Recognized in Income	Location of Gain Recognized in Income	Gain Recognized in Income
	(in thousands)
Three months ended:
Swap Agreements	$456	Interest expense and other	$76	Interest expense and other	$—
Nine months ended:
Swap Agreements	$(86)	Interest expense and other	$163	Interest expense and other	$—

14. Comprehensive Income (Loss)
Changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, by component, are presented in the table below. Amounts are shown net of income tax.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Foreign Currency	Swap Agreements	Total	Foreign Currency	Swap Agreements	Total
	(in thousands)
Balance, beginning of period	$(442)	$(357)	$(799)	$(546)	$—	$(546)
Interest rate swap:
Reclassification of realized losses on Swap Agreements	—	46	46	—	98	98
Unrealized gain (loss) on interest rate swaps	—	228	228	—	(181)	(181)
Foreign currency translation adjustments	(70)	—	(70)	34	—	34
Balance, end of period	$(512)	$(83)	$(595)	$(512)	$(83)	$(595)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Foreign Currency	Hedge Instruments	Total	Foreign Currency	Hedge Instruments	Total
	(in thousands)
Balance, beginning of period	$(445)	$—	$(445)	$(209)	$—	$(209)
Foreign currency translation adjustments	(31)	—	(31)	(267)	—	(267)
Balance, end of period	$(476)	$—	$(476)	$(476)	$—	$(476)
Amounts reclassified to net income during the three and nine months ended September 30, 2016 included net realized losses on the Swap Agreements. These reclassifications are reflected in the line, “Interest expense and other, net” in the accompanying Condensed Consolidated Statements of Operations.
The following tables show the income tax effects of the individual items of other comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Foreign currency translation adjustments	$(116)	$(46)	$(70)	$57	$23	$34
Gain (loss) on interest rate swaps, net	456	182	274	(86)	(3)	(83)
Net income for period	7,750	3,540	4,210	16,488	7,199	9,289
Other comprehensive income	$8,090	$3,676	$4,414	$16,459	$7,219	$9,240

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(in thousands)
Foreign currency translation adjustments	$(31)	$—	$(31)	$(267)	$—	$(267)
Net loss for period	(13,797)	(5,605)	(8,192)	(20,238)	(7,120)	(13,118)
Other comprehensive loss	$(13,828)	$(5,605)	$(8,223)	$(20,505)	$(7,120)	$(13,385)
15. Employee Benefit Plans
In 1998, our board of directors approved a defined contribution plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code. Our 401(k) Plan (“Plan”) covers substantially all employees who meet a minimum service requirement.

The Company sponsors various retirement plans for its non-U.S. employees. Accrued liabilities related to obligations under these plans totaled $0.8 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively, and are included in the line, “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
16. Cost Method Investments
In August 2016, we acquired a minority interest in an unrelated company that specializes in the aggregation of commercial lease data (“Investee”). The shares we acquired represent an ownership interest of less than 20.0%. We evaluated our relationship with the Investee and determined we do not have significant influence over the operations of the Investee nor is it economically dependent upon us. The carrying value of this investment at September 30, 2016 was $3.0 million and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
17. Subsequent Events
On October 26, 2016, the Company entered into an agreement with A Place for Mom, whereby the Company agreed to sell certain assets associated with its senior living referral services to A Place for Mom for $5.0 million, of which $0.5 million will be paid within 90 days of the closing subject to potential claims related to general representations and warranties. The companies also agreed to collaborate to improve lead transparency utilizing A Place for Mom’s referral services and the Company’s senior living customer relationship management platform.
The carrying value of the assets sold, net of the impairment charge discussed in Note 5, was $5.0 million at September 30, 2016. These assets did not meet the criteria to be classified as held for sale at September 30, 2016, and have therefore not been presented separately in the accompanying Condensed Consolidated Balance Sheets.
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
As of September 30, 2016, over 12,250 clients used one or more of our on demand software solutions to help manage the operations of approximately 11.3 million multifamily, single family, or vacation rental units. Our clients include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2016 by the National Multifamily Housing Council, based on the number of units managed. While the use and transition to on demand software solutions in the rental housing industry is growing rapidly, we believe it remains at a relatively early stage of adoption. Additionally, there is a low level of penetration of our on demand software solutions in our existing client base. We believe these factors present us with significant opportunities to generate revenue through sales of additional on demand software solutions. Our existing and potential clients base their decisions to invest in our solutions on a number of factors, including general economic conditions.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our on demand software and software-enabled services to include property management; leasing and marketing; resident services; and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, and vacation rental markets. In addition, since July 2002, we have completed 35 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions; the types of rental housing and vacation rental properties served by our solutions; and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of on demand solutions. As of September 30, 2016, we had approximately 4,400 employees.
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
Recent Acquisitions
2016 Acquisitions
eSupply Systems, LLC
In June 2016, we acquired substantially all of the assets of eSupply Systems, LLC (“eSupply”) and those of certain entities related to eSupply. eSupply is an e-procurement software and group purchasing service which augments our existing spend management solutions. The addition of this group purchasing organization provides increased purchasing power and highly competitive pricing structures for our clients. The addition of eSupply’s assets rounds out the Company’s spend management offering, by adding a powerful group purchasing service to an already robust e-procurement platform, a large network of vendors, a vendor credentialing service, and purchasing advisory services.
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

NWP Services Corporation
In March 2016, we acquired all of the issued and outstanding stock of NWP Services Corporation (“NWP”). NWP provides a full range of utility management services, including resident billing; payment processing; utility expense management; analytics and reporting; sub-metering and maintenance; and regulatory compliance. The primary products offered by NWP include Utility Logic, Utility Smart, Utility Genius, SmartSource, and NWP Sub-meter. We are integrating NWP into our resident services product family. The integrated platform will enable property owners and managers to increase the collection of rent utilities and energy recovery. We acquired NWP’s issued and outstanding stock for a purchase price of $69.0 million. The purchase price consisted of a cash payment of $59.0 million at closing, net of cash acquired of $0.1 million; deferred cash obligations of $7.2 million, payable over a period of three years following the date of acquisition; and other amounts totaling $3.2 million, consisting of payments to certain employees and shareholders of NWP which are expected to be remitted over a short-term period. Through the NWP acquisition, we have obtained a significantly larger share of the utility metering services market. We expect to realize significant synergies by integrating NWP into our existing operating structure and with our Velocity product.
2015 Acquisitions
Indatus
In June 2015, we acquired certain assets from ICIM Corporation, including the Answer Automation, Call Tracker, and Zip Digital products marketed under the name Indatus. The Indatus offerings are software-as-a-service products that provide automated answering services, marketing spend analysis tools, and other features which enhance the ability of managers of multifamily properties to communicate with their residents. We are currently integrating the Indatus assets with our existing contact center and maintenance products, which will increase the features of these existing solutions. We acquired Indatus for a purchase price of $49.4 million, consisting of a cash payment of $43.8 million at closing, deferred cash payments of up to $5.0 million payable over nineteen months after the acquisition date and contingent cash payments of up to $2.0 million, in the aggregate, if certain revenue targets were met for the twelve month periods ending June 30, 2016 and 2017. The revenue targets for the twelve-month period ended June 30, 2016 were not achieved and no payment of contingent consideration for that period was made.
VRX
In June 2015, we acquired certain assets from RJ Vacations, LLC and Switch Development Corporation, including the VRX product (“VRX”). VRX is a software-as-a-service application which allows vacation rental management companies to manage the cleaning and turning of units; accounting; and document management. VRX augments our existing line of solutions offered to the vacation rental industry. We acquired VRX for a purchase price of $2.0 million, consisting of a cash payment of $1.5 million at closing and a contingent cash payment of up to $0.5 million. Payment of the contingent cash obligation is dependent upon the achievement of certain subscription or booking activity targets and is subject to adjustments specified in the acquisition agreement related to the sellers’ indemnification obligations.
The VRX purchase agreement also provides for us to make additional contingent cash payments of up to $3.0 million. Payment of the additional contingent cash payments is dependent upon the achievement of certain revenue targets during the twelve month periods ended December 31, 2016, 2017 and 2018 and the sellers providing certain services during a specified period following the acquisition date. Due to the post-acquisition compensation nature of the additional contingent cash payments, they were not included in the acquisition consideration. One of the sellers separated from the Company prior to completing the earliest service period required for achievement of the contingent cash payments. As a result, the maximum potential payout of the additional contingent cash payments at September 30, 2016 was $1.5 million. No amounts under the additional contingent cash payments have been earned or paid as of September 30, 2016.

Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our condensed consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$147,955	$121,588	$419,057	$346,820
On demand revenue	$140,883	$116,772	$400,904	$333,872
On demand revenue as a percentage of total revenue	95.2%	96.0%	95.7%	96.3%
Ending on demand units	11,251	10,406	11,251	10,406
Average on demand units	11,196	10,354	11,016	9,995
Non-GAAP total revenue	$147,794	$120,974	$418,295	$345,208
Non-GAAP on demand revenue	$140,722	$116,158	$400,142	$332,260
Annualized non-GAAP on demand revenue per average on demand unit	$50.28	$44.87	$48.43	$44.32
Non-GAAP on demand annual client value	$565,700	$466,917
Adjusted EBITDA	$32,976	$24,218	$91,090	$65,687
Adjusted EBITDA Margin	22.3%	20.0%	21.8%	19.0%
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

The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Total revenue	$147,955	$121,588	$419,057	$346,820
Acquisition-related and other deferred revenue adjustments	(161)	(614)	(762)	(1,612)
Non-GAAP total revenue	$147,794	$120,974	$418,295	$345,208
Non-GAAP on demand revenue: This metric reflects total on demand revenue plus acquisition-related and other deferred revenue adjustments, as defined below. We believe inclusion of these items provides a useful measure of the underlying performance of our on demand business operations in the period of activity and associated expense. Further, we believe that investors and financial analysts find this measure to be useful in evaluating the Company’s ongoing performance because it provides a more accurate depiction of on demand revenue.
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
On demand revenue	$140,883	$116,772	$400,904	$333,872
Acquisition-related and other deferred revenue adjustments	(161)	(614)	(762)	(1,612)
Non-GAAP on demand revenue	$140,722	$116,158	$400,142	$332,260
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
Adjusted EBITDA: We define Adjusted EBITDA as net income (loss), plus (1) acquisition-related and other deferred revenue adjustments, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of intangible assets, (4) acquisition-related income, (5) interest expense, net, (6) income tax expense (benefit), (7) litigation-related expense, (8) headquarters relocation costs, and (9) stock-based expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing the Company’s financial and operational performance, comparing this performance to the Company’s peers and competitors, and understanding the Company’s ability to generate income from ongoing business operations.

The following provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$4,210	$(8,192)	$9,289	$(13,118)
Acquisition-related and other deferred revenue adjustments	(161)	(614)	(762)	(1,612)
Depreciation, asset impairment, and loss on disposal of assets	7,119	25,952	19,178	38,970
Amortization of intangible assets	7,847	6,927	22,695	18,586
Acquisition-related income	(266)	(3,310)	(332)	(1,653)
Interest expense	1,079	391	2,888	966
Income tax expense (benefit)	3,540	(5,605)	7,199	(7,120)
Litigation-related expense	—	—	—	2
Headquarters relocation costs	1,353	—	3,552	—
Stock-based expense	8,255	8,669	27,383	30,666
Adjusted EBITDA	$32,976	$24,218	$91,090	$65,687
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
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP; however, we believe that, in order to properly understand the Company’s short-term and long-term financial, operational, and strategic trends, it may be helpful for investors to exclude certain non-cash or non-recurring items when used as a supplement to financial performance measures in accordance with GAAP. These non-cash or non-recurring items result from facts and circumstances that vary in both frequency and impact on continuing operations. We also use results of operations excluding such items to evaluate our operating performance and compare it against prior periods, make operating decisions, determine executive compensation, and serve as a basis for long-term strategic planning. These non-GAAP financial measures provide us with additional means to understand and evaluate the operating results and trends in our ongoing business by eliminating certain non-cash expenses and other items that we believe might otherwise make comparisons of our ongoing business with prior periods more difficult, obscure trends in ongoing operations, reduce our ability to make useful forecasts, or obscure the ability to evaluate the effectiveness of certain business strategies, and management incentive structures. In addition, we also believe that investors and financial analysts find this information to be helpful in analyzing our financial and operational performance and comparing this performance to our peers and competitors. These non-GAAP financial measures are used in conjunction with traditional GAAP financial measures as part of our overall assessment of our performance.
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

Asset impairment and loss on disposal of assets: These items comprise gains and/or losses on the disposal and impairment of long-lived assets, which are not reflective of the Company’s ongoing operations. We believe exclusion of these items facilitates a more accurate comparison of the Company’s results of operations between periods.
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
Acquisition-related income: These items consist of direct costs incurred in our business acquisition transactions and the impact of changes in the fair value of acquisition-related contingent consideration obligations. We believe exclusion of these items facilitates a more accurate comparison of the results of the Company’s ongoing operations across periods and eliminates volatility related to changes in the fair value of acquisition-related contingent consideration obligations.
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
Headquarters relocation costs: These items consist of duplicative rent and other expenses related to the relocation of our corporate headquarters and data center, which was substantially completed in the third quarter of 2016. These costs are not reflective of the Company’s ongoing operations due to their non-recurring nature.
Stock-based expense: This item is excluded because these are non-cash expenditures that we do not consider part of ongoing operating results when assessing the performance of our business, and also because the total amount of the expenditure is partially outside of management’s control because it is based on factors such as stock price, volatility, and interest rates, which may be unrelated to the Company’s performance during the period in which the expenses are incurred.
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
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement and whether such an arrangement contains a software license or is solely a service contract. We adopted this standard in the first quarter of 2016 and will prospectively apply the guidance to all arrangements entered into or materially modified after January 1, 2016.

Results of Operations
The following tables set forth our unaudited results of operations for the specified periods and the components of such results as a percentage of our revenue for the respective periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2016	2016	2015	2015
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$140,883	95.2%	$116,772	96.0%
On premise	682	0.5	834	0.7
Professional and other	6,390	4.3	3,982	3.3
Total revenue	147,955	100.0	121,588	100.0
Cost of revenue(1)	64,111	43.3	51,740	42.6
Gross profit	83,844	56.7	69,848	57.4
Operating expense:
Product development(1)	18,743	12.7	16,858	13.9
Sales and marketing(1)	33,860	22.9	32,698	26.8
General and administrative(1)	21,677	14.7	13,424	11.0
Impairment of identified intangible assets	750	0.5	20,274	16.7
Total operating expense	75,030	50.8	83,254	68.4
Operating income (loss)	8,814	5.9	(13,406)	(11.0)
Interest expense and other, net	(1,064)	(0.7)	(391)	(0.3)
Income (loss) before income taxes	7,750	5.2	(13,797)	(11.3)
Income tax expense (benefit)	3,540	2.4	(5,605)	(4.6)
Net income (loss)	$4,210	2.8	$(8,192)	(6.7)
Net income (loss) per share attributable to common stockholders
Basic	$0.05		$(0.11)
Diluted	$0.05		$(0.11)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	76,823		76,564
Diluted	78,124		76,564

(1)Includes stock-based expense as follows:
Cost of revenue	$929		$817
Product development	1,900		1,759
Sales and marketing	1,406		3,118
General and administrative	4,020		2,975

	Nine Months Ended September 30,
	2016	2016	2015	2015
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$400,904	95.7%	$333,872	96.3%
On premise	2,141	0.5	2,301	0.7
Professional and other	16,012	3.8	10,647	3.0
Total revenue	419,057	100.0	346,820	100.0
Cost of revenue(1)	180,937	43.2	147,795	42.6
Gross profit	238,120	56.8	199,025	57.4
Operating expense:
Product development(1)	54,893	13.1	52,919	15.3
Sales and marketing(1)	101,188	24.1	92,698	26.7
General and administrative(1)	61,955	14.8	51,797	14.9
Impairment of identified intangible assets	750	0.2	20,801	6.0
Total operating expense	218,786	52.2	218,215	62.9
Operating income (loss)	19,334	4.6	(19,190)	(5.5)
Interest expense and other, net	(2,846)	(0.7)	(1,048)	(0.3)
Income (loss) before income taxes	16,488	3.9	(20,238)	(5.8)
Income tax expense (benefit)	7,199	1.7	(7,120)	(2.1)
Net income (loss)	$9,289	2.2	$(13,118)	(3.7)
Net income (loss) per share attributable to common stockholders
Basic	$0.12		$(0.17)
Diluted	$0.12		$(0.17)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	76,615		76,772
Diluted	77,525		76,772

(1)Includes stock-based expense as follows:
Cost of revenue	$2,506		$3,267
Product development	5,246		7,050
Sales and marketing	8,179		10,750
General and administrative	11,452		9,599

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015
Revenue

	Three Months Ended September 30,
	2016	2015	Change	% Change
	(in thousands, except per unit data)
Revenue:
On demand	$140,883	$116,772	$24,111	20.6%
On premise	682	834	(152)	(18.2)
Professional and other	6,390	3,982	2,408	60.5
Total revenue	$147,955	$121,588	$26,367	21.7
On demand unit metrics:
Ending on demand units	11,251	10,406	845	8.1
Average on demand units	11,196	10,354	842	8.1
Non-GAAP revenue metrics:
Non-GAAP on demand revenue	$140,722	$116,158	$24,564	21.1
Annualized non-GAAP on demand revenue per average on demand unit	$50.28	$44.87	$5.41	12.1
Non-GAAP on demand annual client value	$565,700	$466,917	$98,783	21.2

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(in thousands, except per unit data)
Revenue:
On demand	$400,904	$333,872	$67,032	20.1%
On premise	2,141	2,301	(160)	(7.0)
Professional and other	16,012	10,647	5,365	50.4
Total revenue	$419,057	$346,820	$72,237	20.8
On demand unit metrics:
Ending on demand units	11,251	10,406	845	8.1
Average on demand units	11,016	9,995	1,021	10.2
Non-GAAP revenue metrics:
Non-GAAP on demand revenue	$400,142	$332,260	$67,882	20.4
Annualized non-GAAP on demand revenue per average on demand unit	$48.43	$44.32	$4.11	9.3
The change in total revenue for the three and nine months ended September 30, 2016, as compared to the same period in 2015, was due to the following:
On demand revenue. During the three and nine months ended September 30, 2016, on demand revenue increased $24.1 million and $67.0 million, or 20.6% and 20.1%, respectively, as compared to the same periods in 2015. This increase was driven by incremental revenue from our recent acquisitions, growth in the number of rental units managed with one or more of our solutions, and greater client adoption across our platform of solutions.
On demand revenue associated with our property management solutions increased year-over-year by $3.8 million, or 10.8%, and $12.0 million, or 11.9%, during the three and nine months ended September 30, 2016, respectively. This growth was primarily attributable to continued sales and client adoption across most of our property management solutions and incremental revenue from our recent acquisitions.
On demand revenue from our leasing and marketing solutions decreased $1.1 million and $3.0 million, or 3.6% and 3.3%, during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. This decrease was mainly due to lower transactional revenue from our paid lead generation and contact center solutions, which continued to encounter headwinds from macro-economic conditions and increased competition. Growth from our online leasing and screening solutions partially offset this decrease.
On demand revenue from our resident services solutions has grown significantly during 2016, increasing year-over-year by $19.6 million, or 50.5%, and $52.2 million, or 49.3%, during the three and nine months ended September 30, 2016, respectively. This growth was attributable to incremental revenue from our recent acquisitions and strong growth across most of our resident services product solutions, most notably our payments and renter’s insurance solutions.
On demand revenue derived from our asset optimization solutions grew $1.8 million, or 15.4%, during the three months ended, and $5.8 million, or 16.9%, during the nine months ended September 30, 2016, as compared to the same periods in 2015. Our asset optimization solutions continued to benefit from the strong growth of our Business Intelligence solution and the continued growth of our YieldStar solution.
On premise revenue. On premise revenue for the three and nine months ended September 30, 2016 was $0.7 million and $2.1 million, respectively, which was down slightly from the same periods in 2015 by $0.2 million. We no longer actively market our legacy on premise software solutions to new clients and only market and support our acquired on premise software solutions. We expect on premise revenue to decline over time as we transition acquired on premise clients to our on demand property management solutions.
Professional and other revenue. Professional and other revenue increased $2.4 million and $5.4 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. This growth was primarily a result of additional sub-meter revenue from our recent acquisitions.
On demand unit metrics. As of September 30, 2016, one or more of our on demand solutions was utilized in the management of 11.3 million rental property units, representing an increase of 0.8 million units, or 8.1%, year-over-year. This increase was due to new client sales, marketing efforts to existing clients, and acquisitions completed in 2015 and 2016. These acquisitions accounted for approximately 0.3 million units, or 2.3%, of total ending on demand units.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$56,052	$44,440	$11,612	26.1%	$157,249	$127,117	$30,132	23.7%
Stock-based expense	929	817	112	13.7	2,506	3,267	(761)	(23.3)
Depreciation and amortization	7,130	6,483	647	10.0	21,182	17,411	3,771	21.7
Total cost of revenue	$64,111	$51,740	$12,371	23.9	$180,937	$147,795	$33,142	22.4
Cost of revenue. During the three and nine months ended September 30, 2016, cost of revenue, excluding stock-based expense and depreciation and amortization, increased $11.6 million and $30.1 million, respectively, as compared to the same periods in 2015. A year-over-year increase in direct costs of $5.9 million and $14.5 million during the respective periods was driven by our recent acquisitions and higher transaction volume from our Payments solution. Year-over-year increases in our personnel expense of $3.4 million and $9.8 million, respectively, were primarily attributable to incremental headcount from our recent acquisitions. Investment in our infrastructure, the relocation of our corporate headquarters and data center, and incremental cost from our recent acquisitions resulted in an increase in information technology and facilities expense of $1.5 million and $3.9 million, respectively, during the periods. A year-over-year increase in professional fees of $0.8 million and $1.9 million, respectively, due to incremental costs from our recent acquisitions also contributed to the noted increase in cost of revenue. Changes in stock-based expense and depreciation and amortization are separately addressed below.
Cost of revenue as a percentage of total revenue was 43.3% and 43.2% during the three and nine months ended September 30, 2016, respectively, as compared to 42.6% for both of the same periods in 2015. The cost of revenue from our NWP acquisition has served to increase this percentage because of NWP’s higher mix of sub-meter installation revenue and its predominantly domestic workforce. Excluding the effect of these factors, cost of revenue as a percentage of total revenue decreased between the 2016 and 2015 periods due to efficiency gains across most of our fixed cost areas, primarily within information technology, product implementation, product management, and client support across a broader revenue base.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands, except percentages)
Product development	$15,341	$13,898	$1,443	10.4%	$45,483	$41,997	$3,486	8.3%
Stock-based expense	1,900	1,759	141	8.0	5,246	7,050	(1,804)	(25.6)
Depreciation	1,502	1,201	301	25.1	4,164	3,872	292	7.5
Total product development expense	$18,743	$16,858	$1,885	11.2	$54,893	$52,919	$1,974	3.7
Product development.  Product development expense, excluding stock-based expense and depreciation, increased $1.4 million and $3.5 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. Personnel expense during these periods increased $1.8 million and $4.7 million, respectively, driven by increased headcount to support the development of our next generation solutions innovations and incremental headcount from our recent acquisitions. A year-over-year increase in facilities expense of $0.6 million and $0.8 million was primarily driven by the relocation of our corporate headquarters and data center and, to a lesser extent, incremental cost from our recent acquisitions.
These increases were partially offset by lower professional fees of $0.6 million and $1.2 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. This decrease was primarily driven by completed prior year projects related to our leasing and marketing website products. Additionally, non-recurring impairment charges of $0.5 million and $1.3 million related to in-process software development projects were recognized during the three and nine months ended September 30, 2015, respectively. Changes in stock-based expense and depreciation separately addressed below.
Although higher in absolute dollars, product development expense as a percentage of revenue during the three-month period decreased from 13.9% at September 30, 2015 to 12.7% at September 30, 2016. Similarly, during the nine-month period, product development expense as a percentage of revenue decreased year-over-year from 15.3% to 13.1%. Improvement in our cost ratio resulted primarily from focused cost containment strategies and the completion of projects related to our leasing and marketing website products in the prior year, offset, in part, by investments in the development of our next generation and data analytics solutions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$28,310	$26,167	$2,143	8.2%	$81,102	$71,911	$9,191	12.8%
Stock-based expense	1,406	3,118	(1,712)	(54.9)	8,179	10,750	(2,571)	(23.9)
Depreciation and amortization	4,144	3,413	731	21.4	11,907	10,037	1,870	18.6
Total sales and marketing expense	$33,860	$32,698	$1,162	3.6	$101,188	$92,698	$8,490	9.2
Sales and marketing. Sales and marketing expense, excluding stock-based expense and depreciation and amortization, increased year-over-year by $2.1 million and $9.2 million during the three and nine months ended September 30, 2016, respectively. Personnel expense increased $1.0 million and $4.6 million during the respective periods, primarily due to incremental headcount from our recent acquisitions and investments to enhance the productivity of our sales function. The relocation of our corporate headquarters and data center and investment in our sales function led to an increase in information technology and facility expense of $0.6 million and $1.6 million, respectively, during the periods. Marketing program costs increased year-over-year by $0.3 million and $2.9 million, respectively, reflecting investments to accelerate client demand across our portfolio of solutions in addition to our recent acquisitions. An increase of other expense of $0.2 million and $0.1 million during the three and nine months ended September 30, 2016, as compared to the same periods in the prior year, also contributed to the changes. Changes in stock-based expense and depreciation and amortization are separately addressed below.
Sales and marketing expense as a percentage of total revenue decreased from 26.8% and 26.7% during the three and nine month periods ended September 30, 2015, respectively, to 22.9% and 24.1% for the same periods in 2016. This reduction is attributable to benefits from our cost containment strategy, leverage gained from our focus on sales productivity, and lower consulting expense. Leverage was also obtained from lower stock-based expense during the three and nine-month periods of

2016, respectively, as compared to the same periods in 2015. These decreases were partially offset by higher depreciation and amortization expense related to our recent acquisitions and the relocation of our corporate headquarters and data center.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands, except percentages)
General and administrative	$16,381	$9,633	$6,748	70.1%	$46,882	$39,731	$7,151	18.0%
Stock-based expense	4,020	2,975	1,045	35.1	11,452	9,599	1,853	19.3
Depreciation	1,276	816	460	56.4	3,621	2,467	1,154	46.8
Total general and administrative expense	$21,677	$13,424	$8,253	61.5	$61,955	$51,797	$10,158	19.6
General and administrative. General and administrative expense, excluding stock-based expense and depreciation, increased $6.7 million and $7.2 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. Realized gains related to the change in the fair value of our acquisition-related contingent obligations decreased year-over-year by $3.2 million and $2.2 million in the respective periods. A year-over-year increase in personnel expense of $1.9 million and $3.4 million, respectively, was primarily related to incremental headcount from our recent acquisitions and investments to support our global footprint. Facilities expense increased $0.3 million and $1.3 million, respectively, due to the acquisitions and the relocation of our corporate headquarters and data center. In addition, we incurred higher professional and other expenses of $0.6 million and $1.6 million, respectively, a portion of which relate to projects expected to be completed in 2016. We also incurred a net increase of $0.7 million and $0.1 million during the three and nine month periods related to a combination of legal and sales tax issues. These increases were partially offset by a decrease in expense of $1.4 million during the nine months ended September 30, 2015 related to the consolidation of our global footprint. Changes in stock-based expense and depreciation are separately addressed below.
General and administrative expense as a percentage of total revenue increased from 11.0% to 14.7% during the three months ended September 30, 2016, as compared to the same period in 2015. The primary driver of this increase was the incremental cost resulting from our recent acquisitions and higher professional fees and related costs, a portion of which relate to projects expected to be completed in 2016. Additionally, we experienced higher personnel costs to support our growth and global footprint. The ratio of general and administrative expense to total revenue for the nine months ended September 30, 2016 was generally consistent with that of the prior year at 14.8% in 2016 and 14.9% in 2015.
Impairment of Identified Intangible Assets. We recognized an impairment charge of $0.8 million during the three and nine months ended September 30, 2016, and charges of $20.3 million and $20.8 million during the same periods of 2015, respectively.
In October 2016, we entered into an agreement with A Place for Mom, whereby we agreed to sell certain assets associated with our senior living referral services, including certain indefinite-lived trade names, (“Referral Assets”) to A Place for Mom. We test our identified intangible assets for impairment on an annual basis in the fourth quarter of each year and test our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based on the sale negotiations, we concluded there was a possibility that the Referral Assets could be impaired and performed an impairment analysis as of September 30, 2016. Based on the results of this analysis, we recorded an impairment of the associated trade names of $0.8 million, the amount by which the carrying value of the trade names exceeded their estimated fair value on the date of analysis, in the third quarter of 2016. The sale of the Referral Assets to A Place for Mom was subsequently completed in October 2016. In connection with the sale of assets, we also agreed with A Place for Mom to collaborate to improve lead transparency utilizing A Place for Mom’s referral services and the Company’s senior living customer relationship management platform.
Our evaluation of the trade names associated with our 2011 acquisition of MyNewPlace in the third quarter of 2015 was triggered by the identification of conditions which indicated the possible existence of an impairment. These indicators included declines in actual and anticipated lead-generation revenues and a change in the Company’s long-term marketing strategy. We analyzed these intangible assets and recorded a $20.3 million impairment charge at September 30, 2015. Based on changes in our long-term marketing strategy and anticipated use of these trade names, we reclassified the remaining balance to finite-lived intangible assets as of September 30, 2015, and are amortizing them over a period of seven years.
We evaluated the InstaManager trade name for impairment in the first quarter of 2015, after completing the integration of the InstaManager and Kigo platforms into a single solution marketed under the Kigo name. Subsequent to this integration, we discontinued use of the InstaManager trade name to market or identify the software. We recognized an impairment charge of $0.5 million during the first quarter of 2015 related to this trade name.

Stock-based Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands, except percentages)
Stock-based expense	$8,255	$8,669	$(414)	(4.8)%	$27,383	$30,666	$(3,283)	(10.7)%
Stock-based expense for the three and nine months ended September 30, 2016, decreased by $0.4 million and $3.3 million, respectively, as compared to the same periods of 2015. This decrease is primarily attributable to the impact of awards which became fully vested and forfeitures subsequent to the third quarter of 2015, partially offset by incremental expense from awards granted between the two periods.
Depreciation and Amortization Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands, except percentages)
Depreciation expense	$6,205	$4,986	$1,219	24.4%	$18,179	$15,201	$2,978	19.6%
Amortization expense	7,847	6,927	920	13.3	22,695	18,586	4,109	22.1
Total depreciation and amortization expense	$14,052	$11,913	$2,139	18.0	$40,874	$33,787	$7,087	21.0
Depreciation expense increased $1.2 million and $3.0 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase in depreciation expense during these periods was primarily due to incremental depreciation expense from our recent acquisitions and expense arising from the relocation of our corporate headquarters and data center. Amortization expense increased during these periods primarily due to the addition of finite-lived intangible assets in connection with our recent acquisitions.
Interest Expense and Other, Net
The increase in interest expense and other, net for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, is primarily due to higher average obligation balances during the current period as a result of our $125.0 million Term Loan entered into in February 2016.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable income. Our effective income tax rate was 43.7% and 35.2% for the nine months ended September 30, 2016, and 2015. Our effective rate is higher than the statutory rate for the nine months ended September 30, 2016, primarily because of state income taxes and non-deductible expenses, including an increase in certain non-deductible expenses identified in connection with the filing of our 2015 taxes. The effective rate is lower than the statutory rate for the nine months ended September 30, 2015, primarily because non-deductible expenses reduced the tax benefit associated with the pretax loss.
Liquidity and Capital Resources
Our primary sources of liquidity as of September 30, 2016 consisted of $69.1 million of cash and cash equivalents, $200.0 million available under our revolving line of credit and $33.7 million of working capital (excluding $69.1 million of cash and cash equivalents and $81.9 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions, debt service, and share repurchases will continue to be our principal needs for liquidity over the near term. During 2016, we expect to incur elevated capital expenditures of approximately $85.0 million, primarily related to our corporate headquarters and data center moves. We also expect to receive approximately $19.6 million of tenant improvement reimbursement from the property owner of our corporate headquarters facility which will be reported as a source of cash from operating activities. We expect to generate returns on these investments by incurring lower future rent expense per employee and long-term transaction processing scale. Starting in 2017, we expect capital expenditures to return to more normalized levels which we target at approximately 5.0% of revenue for maintenance and growth initiatives. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times and have quarterly debt service requirements through 2019. We expect to fund these obligations from cash provided by operating activities.

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
The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$105,124	$68,514
Net cash used in investing activities	(135,405)	(63,929)
Net cash provided by (used in) financing activities	68,424	(12,688)
Net Cash Provided by Operating Activities
During the nine months ended September 30, 2016, net cash provided by operating activities consisted of net income of $9.3 million, net non-cash adjustments to net income of $74.2 million and a net inflow of cash from changes in working capital of $21.6 million. Non-cash adjustments primarily consisted of depreciation and amortization expense of $40.9 million, stock-based expense of $27.4 million, income tax-related items of $5.4 million, and charges recognized in net income of $1.0 million related to the disposition and impairment of our long-lived assets. These items were partially offset by other non-cash adjustments totaling $0.5 million.
Changes in working capital included net cash inflows from accounts payable and accrued liabilities of $3.0 million and from changes in other current assets of $18.2 million, primarily related to the receipt of payments from our tenant improvement allowance for our new corporate headquarters. Net inflows from changes in other current and long-term liabilities of $5.4 million also contributed to the increase from changes in working capital. These items were partially offset by net cash outflows related to accounts receivable of $2.0 million and deferred revenue of $3.0 million.
Net Cash Used in Investing Activities
For the nine months ended September 30, 2016, we used $135.4 million of net cash in investing activities. We used $71.4 million in our acquisition of NWP, AssetEye, and eSupply and $61.0 million for capital expenditures. Capital expenditures during the period primarily included expenditures to support our strategy of consolidating our real estate footprint, capitalized software development costs, and expenditures to support our information technology infrastructure. Additionally, in the third quarter of 2016 we purchased a minority interest in an unrelated company that specializes in the aggregation of commercial lease data for $3.0 million.
Net Cash Provided by Financing Activities
The net cash provided by our financing activities largely consisted of proceeds of $123.1 million from the Term Loan we entered into in February 2016, net of payments during the nine-month period ended September 30, 2016, of $1.6 million. Concurrent with the receipt of the Term Loan, we repaid $40.0 million of then outstanding revolving loans. Other significant uses of cash during the period included treasury stock purchases of $21.2 million under our share repurchase program, payments of acquisition-related consideration of $4.9 million, and other expenditures totaling $0.9 million consisting of financing costs related to the Term Loan and payments under our capital lease obligations. Finally, activity under our stock-based consideration plans resulted in cash inflows of $12.3 million during the nine months ended September 30, 2016.

Contractual Obligations, Commitments and Contingencies
Contractual Obligations
Our contractual obligations relate primarily to borrowings and interest payments under credit facilities, capital leases, operating leases and purchase obligations. As further discussed below under Long-Term Debt Obligations, we entered into an amendment of our existing credit facility in February 2016. Additionally, certain of our business acquisitions completed during 2016 include provisions for the payment of deferred and contingent cash obligations. Deferred cash obligations are generally subject to adjustments specified in the underlying acquisition agreement related to the seller’s indemnification obligations and payment of contingent cash obligations is dependent upon the acquired business achieving negotiated operational or financial targets in the post-acquisition period. Deferred and contingent cash obligations related to our 2016 acquisitions have payment dates extending through 2019. There have been no other material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K for the year ended December 31, 2015.
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
In February 2016, the Company entered into an amendment (the “Amendment”) of the Credit Facility. The Amendment provides for an incremental term loan in the amount of $125.0 million (“Term Loan”) that is coterminous with the Credit Facility. Principal payments on the Term Loan are due in quarterly installments that began in June 2016. Amounts paid under the Term Loan may not be re-borrowed. The Term Loan is subject to mandatory repayment requirements in the event of certain asset sales or insurance or condemnation events occur, subject to customary reinvestment provisions. The Company may prepay the Term Loan in whole or in part at any time, without premium or penalty, with prepayment amounts to be applied to remaining scheduled principal amortization payments as specified by the Company. The Term Loan is subject to the same interest rate terms and payments dates as the revolving loans. Under the terms of the Amendment, an additional margin tier was added such that the Applicable Margin now ranges from 1.25% to 2.00% for LIBOR loans, and from 0.25% to 1.00% for Base Rate loans.
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
As of September 30, 2016, we were in compliance with the covenants under the Credit Facility.
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
Repurchase activity during the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Number of shares repurchased	—	807,922	1,012,823	1,579,226
Weighted-average cost per share	$—	$18.95	$20.98	$19.28
Total cost of shares repurchased, in thousands	$—	$15,309	$21,244	$30,455
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, and we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
We had cash and cash equivalents of $69.1 million and $30.9 million at September 30, 2016 and December 31, 2015, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $123.4 million outstanding under our Term Loan at September 30, 2016. The Term Loan is reflected net of unamortized debt issuance costs of $0.5 million in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2015, we had $40.0 million in revolving loans outstanding under the Credit Facility. There were no outstanding revolving loans at September 30, 2016. At our option, amounts borrowed under the Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.00%, or the Base Rate, plus a margin ranging from 0.25% to 1.00%. The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable rates change by 10% of the September 30, 2016 closing market rates, our annual interest expense would change by less than $0.1 million.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and client base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from approximately 900 as of December 31, 2008 to approximately 4,400 as of September 30, 2016. We increased our number of on demand clients from approximately 2,700 as of December 31, 2008 to approximately 12,250 as of September 30, 2016. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
Historically, our on demand units managed by our clients have renewed at a rate of 97.0% based on an average of the last two years ending September 30, 2016.
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
Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, an act of terrorism, adverse changes in United States or foreign laws and regulations, vandalism or sabotage, a decision to close a third-party facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our on demand software. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause clients to fail to renew their subscriptions, any of which could materially adversely affect our business.
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
Our Credit Facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. See additional discussion of these requirements in Note 6, Debt, of the Notes to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2016, we were in compliance with the covenants under our Credit Facility.
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
In March 2015, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Stokes v. RealPage, Inc., Case No. 2:15-cv-01520. The claims in this purported class action relate to alleged violations of the Fair Credit Reporting Act (“FCRA”) in connection with background screens of prospective tenants of our clients. On January 25, 2016, the court entered an order placing the case on hold until the United States Supreme Court issued its decision in Spokeo, Inc. v. Robins, which case addressed issues related to standing to bring claims related to the FCRA. On May 16, 2016, the U.S. Supreme Court issued its opinion in the Spokeo litigation, vacating the decision of the United States Court of Appeals for the Ninth Circuit, and remanding the case for further consideration by the U.S. Court of Appeals. Following the Supreme Court’s decision in Spokeo, the judge in the Stokes case lifted the stay. On June 24, 2016, we filed a motion to dismiss certain claims made in the case based upon the Spokeo decision. On October 19, 2016, the U.S. District Court denied the motion to dismiss. We intend to defend this case vigorously.
In November 2014, the Company was named in a purported class action lawsuit in the United States District Court for the Eastern District of Virginia, styled Jenkins v. RealPage, Inc., Case No. 3:14cv758. The claims in this purported class action relate to alleged violations of the FCRA in connection with background screens of prospective tenants of our clients. This case has since been transferred to the United States District Court for the Eastern District of Pennsylvania. On January 25, 2016, the court entered an order placing the case on hold until the United States Supreme Court issued its decision in the Spokeo case. Following the Supreme Court’s decision in Spokeo, the judge in the Jenkins case lifted the stay. On June 24, 2016, we filed a motion to dismiss certain claims made in the case based upon the Spokeo decision. On October 19, 2016, the U.S. District Court denied the motion to dismiss. We intend to defend this case vigorously.
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
As a public company, we have incurred, and will incur, significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities Exchange Commission and The NASDAQ Stock Market LLC. We expect these rules and regulations to continue to affect our legal and financial compliance costs and to make some activities more time-consuming and costly. As a public company, it is more expensive for us to obtain director and officer liability insurance and it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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
We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information or consumer information could affect our clients’ ability to use and share data, potentially reducing demand for our on demand software solutions. In October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework, which had been the primary compliance mechanism for establishing data transfers outside of the European Economic Area in accordance with the European Union’s Data Protection Directive 95-46 EC. While alternative compliance options exist, the long-term viability of the overall compliance framework remains in question, which could result in increased regulation, cost of compliance and limitations on data transfers for both our clients and the Company.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 31.8% of our common stock as of September 30, 2016. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 29.9% of our common stock as of September 30, 2016. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
The trading price of our common stock price may be volatile.
The trading price of our common stock could be subject to wide fluctuations in response to various factors, including, but not limited to, those described in this “Risk Factors” section, some of which are beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our operating results or in expectations regarding our operating results;

•	variations in operating results of similar companies;

•	announcements of technological innovations, new solutions or enhancements, strategic alliances or agreements by us or by our competitors;

•	announcements by competitors regarding their entry into new markets, and new product, service and pricing strategies;

•	marketing, advertising or other initiatives by us or our competitors;

•	increases or decreases in our sales of products and services for use in the management of units by clients and increases or decreases in the number of units managed by our clients;

•	threatened or actual litigation;

•	major changes in our board of directors or management;

•	recruitment or departure of key personnel;

•	changes in our financial guidance and how our actual results compare to such guidance;

•	changes in the estimates of our operating results or changes in recommendations by any research analysts that elect to follow our common stock;

•	market conditions in our industry and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of our shares of common stock by existing stockholders;

•	volatility in our stock price, which may lead to higher stock-based expense under applicable accounting standards; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
As of September 30, 2016, we had 80,565,811 shares of common stock outstanding. Of these shares, 77,053,586 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of September 30, 2016, holders of 22,881,927 shares, or approximately 28.4%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In 2012, we registered a total of 4,694,073 shares of our outstanding common stock held by affiliates pursuant to a registration statement on Form S-3, which shares are now freely tradable in the public market.
In addition, we have registered approximately 27,634,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,805,111 shares were eligible for sale upon the exercise of vested options as of September 30, 2016.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the three months ended September 30, 2016, by RealPage, Inc. or any “affiliated purchaser” of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2016 through July 31, 2016	—	$—	—	$44,894,113
August 1, 2016 through August 31, 2016	—	—	—	44,894,113
September 1, 2016 through September 30, 2016	—	—	—	44,894,113
	—	$—	—	$44,894,113
(1)    Our board of directors approved an extension of our May 2014 share repurchase program in May 2015 and again in April 2016. Each renewal permitted the repurchase of up to $50.0 million of our common stock during the period commencing on the extension start date and ending one year thereafter. The current extension of the share repurchase program will expire on May 6, 2017.
Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 7, 2016

RealPage, Inc.

By:	/s/ W. Bryan Hill
W. Bryan Hill
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Registration Rights Agreement among the Registrant and certain stockholders, dated July 29, 2012	S-3	9/13/2012	4.4
10.1	Second Amendment to Lease Agreement dated July 8, 2016 by and between the Registrant and Lakeside Campus Partners, LP				X
10.2	Employment Agreement between the Registrant and Ashley Glover, dated August 3, 2016				X
10.3	Exhibit I to the Employment Agreement between the Registrant and Ashley Glover filed herewith as Exhibit 10.2	8-K	3/5/2015	10.4
10.4	Exhibit II to the Employment Agreement between the Registrant and Ashley Glover filed herewith as Exhibit 10.2	8-K	3/5/2015	10.6
10.5	Separation Agreement between the Registrant and Daryl Rolley, dated July 31, 2016				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X