Form 10-K
period 2016-12-31
REALPAGE INC
filed 2017-03-01
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________
FORM 10-K
  ___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34846

___________________________________________
RealPage, Inc.
(Exact name of registrant as specified in its charter)
 ___________________________________________

Delaware	75-2788861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Lakeside Blvd. Richardson, Texas	75082-4305
(Address of principal executive offices)	(Zip Code)
(972) 820-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2016, the aggregate market value of its shares held by non-affiliates on that date was approximately $1,209,704,772. On February 17, 2017, 80,960,039 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
Company Overview
RealPage, Inc., a Delaware corporation (together with its subsidiaries, the “Company” or “we” or “us”), is a technology leader to the real estate industry, helping owners, managers, and investors optimize both operational yields and investment returns. Our platform of data analytics and software solutions enables the real estate rental industry to manage property operations (such as marketing, pricing, screening, leasing, and accounting), identify opportunities through market intelligence, and obtain data-driven insight for better operational and financial decision-making. Our integrated, on demand platform provides a single point of access and a massive repository of real-time lease transaction data, including prospect, renter, and property data. By leveraging data as well as integrating and streamlining a wide range of complex processes and interactions among the apartment real estate ecosystem (owners, managers, prospects, renters, service providers, and investors), our platform helps our clients improve financial and operational performance and prudently place and harvest capital.
As of December 31, 2016, over 11,000 clients used one or more of our on demand software solutions to help manage the operations of approximately 11.0 million multifamily, single family, and vacation rental units. Our clients include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2016 by the National Multifamily Housing Council ("NMHC"), based on the number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $568.1 million, $468.5 million, and $404.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. In the same periods, we had operating income (loss) of approximately $31.2 million, $(11.6) million, and $(15.5) million, respectively, and net income (loss) of approximately $16.7 million, $(9.2) million, and $(10.3) million, respectively.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of data analytics and software-enabled solutions to include property management, lease management, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, and vacation rental markets. In addition, since July 2002, we have completed 35 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental real estate properties served by our solutions, and our client base. We have accumulated a massive repository of lease transaction data through our experience serving the rental real estate industry and through acquisitions. By leveraging this data, we provide the analysis and actionable data necessary for investors to make informed capital allocation decisions. In connection with our expansion and acquisition activity, we have allocated greater resources to the development and infrastructure needs of developing and increasing sales of our platform of solutions.
Industry Overview
The rental real estate market is large, growing, and complex.
The rental real estate market is large and characterized by challenging and location-specific operating requirements, diverse industry participants, significant mobility among renters, and a variety of property types, including single family and a wide range of multifamily property types, including conventional, affordable, privatized military, student, and senior housing. According to the U.S. Census Bureau American Housing Survey for the United States, there were 44.0 million rental real estate units in the United States in 2013. Based on U.S. Census Bureau data and our own estimates, we believe that the overall size of the U.S. rental real estate market, including rent, utilities, and insurance, exceeds $435.0 billion annually. We estimate that the total addressable market for our current data analytics and on demand software solutions is approximately $9.8 billion per year. This estimate assumes that each of the 44.0 million rental units in the United States has the potential to generate annually a range of approximately $140 in revenue per unit for single family units to approximately $370 in revenue per unit for conventional multifamily units. In addition, we estimate that the student and senior markets have the potential to generate annually approximately $690 in revenue per unit and affordable housing markets will generate annually approximately $160 in revenue per unit. We base this potential revenue assumption on our review of the purchasing patterns of our existing clients with respect to our data analytics and on demand software solutions, the solutions currently utilized by our existing clients, the number of units our clients manage with these solutions, and our current pricing for data analytics and on demand software solutions.
The global vacation rental market is large and generally segmented by the type of property and seasonality. Based on our industry research, we estimate the total global vacation rental market to be approximately $130.0 billion annually. Professional vacation managers, representing roughly 2.0 million units, are responsible for approximately half of the total vacation rental transactions in the market and the other half of the total transactions relate to properties that are individually managed by the property owners. We estimate that the total addressable market for our vacation rental solutions is approximately $1.6 billion per year. This estimate assumes that each of the 2.0 million units managed has the potential to generate annual revenue per unit of $810. We estimate the potential revenue assumptions based on our review of market industry research and realistic solution penetration rates, as well as related trends affecting the vacation rental market, including the analysis of vacancy rates and the average number of nights booked.
We believe there is increasing demand for solutions that bring efficiency and precision to the rental real estate industry, which has historically lacked the tools available to other investment classes. We leverage our massive pool of lease transaction data to provide our clients with analytical tools and actionable intelligence to inform the prudent allocation of capital. Precision data analytics and price optimization solutions represent a significant opportunity to increase yield from the approximate $3.0 trillion of apartment stock in the U.S., turning over at a rate of approximately $150.0 billion per year.
Rental real estate management spans both the renter life cycle and the operations of a property.
The renter life cycle can be separated into four key stages: prospect, applicant, residency or stay, and post-residency or post-stay. Each stage has unique requirements, and a property owner’s or manager’s ability to effectively address these requirements can significantly impact revenue and profitability.
In addition to managing the renter life cycle, property owners and managers must also manage the operations of their properties. Critical components of property operations include materials and service provider procurement; insurance and risk mitigation; utility and energy management; yield management; information technology and telecommunications management; accounting; expense tracking and management; document management; security; staff hiring and training; staff performance measurement and management; and marketing.
Managing the renter life cycle and the operations of a property involves several different constituents, including property owners and managers, prospects, renters, service providers, and investors. Property owners can include single-property owners, multi-property owners, national residential apartment syndicates that may own thousands of units through a variety of investment funds, and real estate investment trusts ("REITs"). Property managers often are responsible for a large number of properties that can range from single family units to multifamily apartment communities. Property owners and managers also need to manage a variety of service providers, including utilities, insurance providers, video, voice and data providers, and maintenance and capital goods suppliers. Managing these diverse relationships, combined with renter turnover, property turnover, as well as regulatory and compliance requirements, can make the operations of even a small portfolio of rental properties complex. Challenges are compounded for real estate portfolio managers responsible for a large number of geographically dispersed properties, which require overseeing potentially hundreds of thousands of individual rental processes.
Legacy information technology solutions designed to manage the rental real estate management process are inadequate.
During the 1970’s and 1980’s, the rental real estate industry was highly fragmented and regionally organized. During this period, the first property management systems and software solutions emerged to help property owners and managers with basic accounting and record keeping functions. These solutions provided limited functionality and scalability and often were not tailored to the specific needs of the rental real estate industry.
Beginning in the mid 1990’s, the rental real estate market began to consolidate and large, nationally focused and publicly financed companies emerged, which aggregated significant numbers of units. The rise of national real estate portfolio managers, many of them accountable to public shareholders, created a need for more sophisticated and scalable property management systems that included a centralized database and were designed to optimize and automate multiple business processes within the renter life cycle and property operations. Despite increasing market demands, the available solutions continued to be insufficient to fully address the complex requirements of the rental real estate industry, which moved beyond basic accounting and record keeping functions to also include value-added services, such as Internet marketing, applicant screening, billing solutions and analytics for pricing, and yield optimization. Additionally, the rise of national syndicates and REITs fueled the need for tools that provide increased visibility into the operational performance of portfolio properties and market analysis resources to maximize return on investment.
To address its complex and evolving requirements, the rental real estate industry has historically implemented a myriad of single point solutions; general purpose applications, such as Microsoft Excel; and/or internally developed solutions to manage their properties. These solutions can be expensive to implement and maintain; often lack integrated functionality to help rental real estate owners, managers, and investors maximize operational yields; and do not have dynamic reporting and analysis tools necessary to optimize investment returns or support capital allocation decisions. In addition, many professionals in the rental real estate industry still rely on paper or spreadsheet-based approaches, which are typically time intensive and prone to human error or internal mismanagement.
The rental real estate industry has relied upon print and Internet listing firms to attract leads required to fill available vacancies.

We believe these historical solutions are inadequate because they:

•	require significant customization to implement, which frequently inhibits upgrading to new versions or platforms in a timely manner;

•	require information technology ("IT") resources to support integration points between property management systems and disparate value-added services;

•	require IT resources to implement and maintain data security, data integrity, performance, and business continuity solutions;

•	lack scalability and flexibility to account for the expansion or contraction of a property portfolio;

•	lack material organic lease generation capability and do not track the cost of leads generated by each source;

•	lack effective spend management capabilities for controlling property management costs;

•	lack comprehensive analytics for pricing and yield optimization;

•	lack workflow level integration;

•	do not provide owners, managers, and investors with visibility into overall property performance; and

•	cannot be easily updated to meet new regulations and compliance requirements.
On demand software solutions are well suited to meet the rental real estate market's needs.
The ubiquitous nature of the Internet, widespread broadband adoption, and improved network reliability and security has enabled the deployment and delivery of business-critical applications online. The on demand delivery model is substantially more economical than traditional on premise software solutions that generally have higher deployment and support costs and require the client to purchase and maintain the associated servers, storage, networks, security, and disaster recovery solutions.
The RealPage Solution
We provide a technology platform of data analytics and on demand software solutions that integrates and streamlines rental real estate management and property operations. Our platform provides the analytical and software solutions necessary to optimize operational yields and returns on investment, and contributes to a more efficient property management process and an improved experience for all of the constituents involved in the rental real estate ecosystem.
Benefits to our Clients
We believe the benefits of our solutions for our clients include the following:
Increased revenues:  Our data analytics and on demand software solutions enable our clients to increase their revenues and optimize operational yields by improving their sales and marketing effectiveness; pricing and occupancy; and collection of rental payments, utility expenses, late fees, and other charges. Additionally, our solutions enable our clients to realize new sources of revenue from complementary solutions and services.
Reduced operating costs:  Our data analytics and on demand software solutions help our clients reduce costs and optimize operational yields by streamlining and automating many ongoing property management functions; centralizing and controlling purchasing by on-site personnel; and transferring costs from the site to more efficient centrally managed operations. Our on demand delivery model also reduces a rental property's operating costs by eliminating the need to own and support the applications or associated hardware infrastructure. In addition, our integrated solutions consolidate the initial implementation and training costs and ongoing support associated with multiple applications. This is particularly important for rental real estate professionals who want to reduce enterprise-class IT infrastructure, support, and staff training.
Improved quality of service for renters and prospects:  Our solutions improve the level of service that rental real estate properties provide to renters and prospects by enabling certain types of transactions to be completed online; expediting the processing of rental applications, maintenance service requests, and payments; and increasing the frequency and quality of communication with their renters and prospects. This provides higher renter satisfaction and increased differentiation from competing properties that do not use our solutions while optimizing operational yields.
Streamlined and simplified property management business processes:  Our platform provides integrated solutions for managing a wide variety of property management processes that have traditionally been managed by separate manual or disaggregated applications. Our on demand software solutions utilize common authentication that enables data sharing and workflow automation of certain business processes, thereby eliminating redundant data entry and simplifying many recurring tasks. The efficiency of our solutions allows for optimization of operational yields.
Greater visibility into real estate investment portfolio:  Our portfolio management solutions are designed specifically for general partners, limited partners, property management professionals, and other real estate investment firms. These solutions allow stakeholders to quickly combine financial and operating metrics based upon portfolio attributes to evaluate performance, trends, and operations across a portfolio, as well as facilitate the assessment of potential asset management strategies. These solutions provide an unprecedented level of visibility into a real estate portfolio, including information down to the property level, and are designed to work with any property management system. Our portfolio management solutions provide stakeholders the critical information necessary to maximize investment returns and prudently allocate and harvest capital investment.
Ability to integrate third-party products and services:  Our open architecture and application framework facilitate the integration of third-party applications and services into our solutions. This enables our clients to conduct these business functions through the same system that they already use for many of their other tasks and to leverage the same repository of lease transaction data, including prospect, renter, and property data, that supports our solutions.
Increased visibility into property performance:  Our platform of data analytics and on demand software solutions enable rental real estate owners, managers, and investors to gain a comprehensive view of the operational and financial performance of each of their properties. Our solutions provide a library of standard reports, dashboards, scorecards, and alerts, and we also provide interfaces to several widely used report writers and business intelligence tools. We maintain a massive repository of real-time lease transaction data, subsets of which can be utilized to factor rental payment history into applicant screening processes and to create more accurate supply and demand models and statistically based price elasticity models to improve price optimization. This enables our clients to optimize both operational yields and investment returns.
Simple implementation and support:  Our platform of solutions includes pre-configured extensions that meet the specific needs of a variety of property types and can be easily tailored by our clients to meet more specific requirements of their properties and business processes. We strive to minimize the need for professional consulting services to implement our solutions and train personnel.
Improved scalability:  We host our solutions for our clients, thereby reducing or eliminating our clients’ costs associated with expanding or contracting IT infrastructure as their property portfolios evolve. We also bear the risk of technological obsolescence because we own and manage our data center infrastructure and are continually upgrading it to newer generations of technology without incremental cost to our clients.
Competitive Strengths of our Solutions
The competitive strengths of our solutions are as follows:
Integrated on demand software platform based on a repository of real-time lease transaction data:  Our solutions are delivered through an integrated on demand software platform that provides a single point of access via the Internet with a common repository of lease transaction data, including prospect, renter, and property data, which permits our solutions to access requested data through offline data transfer or in real-time.
Large and growing apartment real estate ecosystem:  At December 31, 2016, our client base of over 11,000 clients used one or more of our integrated data analytics or on demand software solutions to help manage the operations of approximately 11.0 million rental real estate units. Our solutions automate and streamline many of the recurring transactions and interactions among this large and expanding apartment real estate ecosystem, including prospect inquiries, applications, monthly rent payments, and service requests. As the number of constituents of the apartment real estate ecosystem increases, the volume of lease transaction date in our repository and its value to the constituents of the ecosystem grows.
Comprehensive platform of data analytics and on demand software solutions and services for the rental real estate industry:  Our platform of solutions and services provide a broad range of analytical and on demand capabilities for managing the renter life cycle and core operational processes for property management. This integrated, on demand platform enables our clients to optimize operational yields and investment returns.
Precision data analytics and price optimization tools based on in-depth lease transaction data:  The combination of our massive pool of lease transaction data, our expertise in apartment marketing dynamics, our data science team that can extract actionable insights, and our forecasting abilities creates a unique competitive advantage. Our statistical-based modeling and forecasting solutions provide our clients with granular, market-specific intelligence which facilitates the optimization of operational yields and returns on investment. Precision data analytics and price optimization solutions represent a significant opportunity to increase yields from the nearly $3.0 trillion of apartment stock in the U.S., turning over at a rate of $150.0 billion per year.
Open cloud computing architecture:  Our cloud computing architecture enables our solutions to interface with our clients’ existing systems and allows our clients to outsource the management of third-party business applications. This open architecture enables our clients to buy our solutions incrementally while continuing to use existing third-party solutions, allowing us to shorten sales cycles and increase adoption of our solutions within our target markets.
Deep rental real estate industry expertise:  We have been serving the rental real estate industry exclusively for over 18 years and our senior management team members have extensive experience in the rental real estate industry. We design our solutions based on our extensive expertise, insight into industry trends and developments, and property management best practices that help our clients simplify the challenges of owning and managing rental properties.
Experienced management team with strong integrating and operating track record:  We have a highly seasoned and effective management team with extensive expertise in the rental real estate industry. By leveraging this expertise and knowledge, we have developed, and continue to improve, data analytics and on demand software solutions which help our clients simplify the challenges of owning and managing rental properties; increase operational yields; and make better capital placement and harvesting decisions. Our management team has a proven ability to acquire and integrate complementary businesses and technologies, as demonstrated by the 35 acquisitions we have completed since July 2002. We continue to attract and retain experienced management talent to support our growth.
Our Strategy
We intend to leverage our platform of solutions and industry presence to solidify our position as a technology leader to the real estate industry. The key elements of our strategy to accomplish this objective are as follows:
Acquire new clients:  We intend to actively pursue new client relationships with property management professionals and investors that do not currently use our solutions. In addition to marketing our property management solutions, we will seek to sell our software-enabled, value-added services to clients of other third-party property management systems by utilizing our open architecture to facilitate integration of our solutions with those systems.
Increase the adoption of the RealPage platform:  Many of our clients rely on our platform to manage their daily operations and track all of their critical prospect, renter, and property information. Additionally, some of our clients utilize our software-enabled, value-added services to complement third-party Enterprise Resource Planning ("ERP") systems. We have continually introduced new software-enabled, value-added services to complement our platform of solutions and marketed our on demand solutions to our clients who are utilizing third-party ERP systems. We believe that the penetration of our on demand software solutions to date has been modest and significant potential exists for additional on demand revenue from sales of these solutions to our client base. We have significant opportunities to further leverage the critical role that our solutions play in our clients’ operations by increasing the adoption of our platform of solutions and value-added services within our existing client base, and we intend to actively focus on up-selling and cross-selling our solutions to our clients.
Add new features and functionality to our rental real estate industry platform:  We believe that we offer the most comprehensive platform of data analytics and on demand software solutions for the rental real estate industry. Our platform enables our clients to control many aspects of the residential rental property management process. We are able to add new capabilities that further enhance our platform, and we intend to continue developing and introducing new solutions to sell to both new and existing clients. These solutions may include localized solutions to support our clients as they grow their international operations. We also intend to develop new relationships with third-party application providers that can use our open architecture to offer additional product and service capabilities to their clients through our platform.
Pursue acquisitions of complementary businesses, products, and technologies:  Since July 2002, we have completed 35 acquisitions that have enabled us to expand our platform, enter into new rental property markets, and expand our client base. We continue to selectively evaluate our capital allocation strategy to focus on the most efficient sources of capital available to us for the acquisition of businesses and technologies that may help us accomplish these and other strategic objectives.
Solutions and Services
Our platform is designed to serve as a single system of record for all of the constituents of the rental real estate ecosystem; to support the entire renter life cycle, from prospect to applicant to residency or guest to post-residency or post-stay; and to optimize operational yields and returns on investment. Common authentication, work flow, and user experience across solution categories enables each of these constituents to access different applications as appropriate for their roles.
Our platform consists of four primary categories of solutions: Property Management, Lease Management, Resident Services, and Asset Optimization. These solutions provide complementary asset performance and investment decision support; risk mitigation, billing and utility management; resident engagement, spend management, operations and facilities management; and lead generation and lease management capabilities that collectively enable our clients to manage all the stages of the renter life cycle. Each of our solution categories includes multiple product centers that provide distinct capabilities that can be bundled as a package or licensed separately. Each product center integrates with a central repository of lease transaction data, including prospect, renter, and property data. In addition, our open architecture allows third-party applications to access our solutions using our RealPage Exchange platform.
We offer different versions of our platform for different types of properties in different real estate markets. For example, our platform supports the specific and distinct requirements of:

•	conventional single family properties;

•	conventional multifamily properties;

•	affordable Housing and Urban Development ("HUD") properties;

•	affordable tax credit properties;

•	rural housing properties;

•	privatized military housing;

•	commercial properties;

•	student housing;

•	senior living; and

•	vacation rentals.
Property Management
Our property management solutions are referred to as ERP systems. These solutions manage core property management business processes, including leasing, accounting, budgeting, purchasing, facilities management, document management, and support and advisory services. It includes a central database of prospect, applicant, renter, and property information that is accessible in real time by our other solutions. Our property management solutions also interface with most popular general ledger accounting systems through our RealPage Exchange platform. This makes it possible for clients to deploy our solutions using our accounting system or a third-party accounting system. Our property management solution category consists of seven primary solutions including OneSite, Propertyware, Kigo, Spend Management Solutions, The RealPage Cloud, SmartSource, and EasyLMS.
OneSite
OneSite is our flagship on demand property management solution for multifamily properties. OneSite is also tailored to the specific needs of different property types (conventional multifamily, affordable properties, rural housing, privatized military housing, senior living, student living, and commercial). OneSite offers functionality that generates lease documents, posts financial transactions to the renter ledger, records back-office accounting entries, manages service requests, measures acuity of senior residents, enables senior community management, manages procurement activities, enables property-specific budgeting, and measures actual property performance to budget.
Propertyware
Propertyware is our on demand property management system for single-family properties and small, centrally managed multifamily properties. Propertyware functionality includes accounting, maintenance and work order management, marketing, spend management, and portal services. In addition, we offer our screening and payment solutions through our Propertyware brand to single family and small, centrally managed multifamily properties.

Kigo
Kigo is our on demand vacation rental property management system. Kigo offers solutions for vacation rental property management that include vacation rental calendars, scheduling, reservations, accounting, channel management, website design, payment processing, and other tasks to aid the management of leads, revenue, resources, and lodging calendars.
Spend Management Solutions
Our spend management solutions enable property owners and managers to better control costs. Spend management functionality includes purchase order automation; automated approval workflows, including mobile approvals; eProcurement solutions and services leveraging our volume to negotiate vendor discounts; budget and spend limit controls; centralized expense reporting; invoice management; bid management for capital projects; and automated vendor compliance tools.
The RealPage Cloud
The RealPage Cloud leverages our robust application infrastructure to allow property owners and managers to outsource portions of their IT operations. The platform offers functionality to property owners and managers that reduces IT complexity, lowers the total cost of ownership for technology, improves security, improves performance, and increases scalability.
SmartSource
SmartSource provides back-office accounting and IT management and support services to managers of multifamily properties. Outsourcing these functions through SmartSource allows property managers to focus on their core competencies and to scale their operations with lower risk and greater flexibility and productivity.
EasyLMS
EasyLMS is a learning management system for property management professionals and their staff. EasyLMS substantially reduces training time by compartmentalizing subject matter and disseminating lessons in 10 to 15 minute increments for easier consumption during the workday. The system also incorporates gamification and active engagement to enhance the effectiveness of the learning solution and knowledge retention.
Lease Management
Lease management solutions aim to optimize marketing spend and the leasing process. These solutions manage core leasing and marketing processes including websites and syndication, paid lead generation, organic lead generation, lead management, automated lead closure, lead analytics, real-time unit availability, automated online apartment leasing, and applicant screening. Our lease management solution category consists of six primary solutions: Online Leasing, Contact Center, Websites & Syndication, MyNewPlace, Lead2Lease, and Resident Screening.
Online Leasing
Online leasing is our on demand leasing platform that transacts the entire leasing process online. Among other functions, the platform utilizes widgets that enable renters to confirm unit availability, generate a price quote, apply for residency, and fully execute a lease.
Contact Center
Contact center is our 24 by 7 on demand lead closure and resident maintenance support solution. Contact center provides both live agent and automated platforms. Communication channels and functionality include call, web chat, email with instant call reply, email for leasing, as well as RealPage Live Agent calls and answer automation for maintenance support. Contact center is a strategic service partner offering a combination of people, process, and technology to track all leads, schedule visits, and capture emergency and non-emergency maintenance requests on behalf of our clients.
Websites and Syndication
LeaseStar websites and syndication anchor our on demand organic lead generation platform. Functionality includes property website design and enhanced search engine optimized (“SEO”) content (e.g. high-resolution photography, video tours, animated tours, 3D floor plans, and interactive site maps), mobile applications and integration with online leasing to drive traffic and lead quality. Syndication tools ensure consistency across multiple marketing channels and include classified directory campaign services, renter social referrals, reputation management, surveys, real-time reporting, and enhanced lead management.
MyNewPlace
MyNewPlace is a paid lead generation site that helps renters find rental housing options utilizing functionality including enhanced photography, 3D floor plans, SEO-enhanced descriptions, and neighborhood information.
Lead2Lease
Lead2Lease is a lead management tool that cultivates lead generation and influences lead conversion.

Resident Screening
Screening is part of our risk mitigation platform to reduce rental payment delinquency. Resident screening uses many disparate data sources, including national credit bureaus and a large, proprietary database of on demand rental payment histories, to evaluate applicant credit profiles. Additional functionality includes criminal background checks and eviction history from real-time databases aggregated by third-party data providers. In addition, certain functionality enables owners and managers to optimize credit thresholds based on occupancy levels, and adjust deposit and rent amounts based on the default risk of the renter in a yield neutral manner.
Resident Services
Our resident services solutions provide a platform to optimize the transactional and social experience of prospects and renters, and enhance a property’s reputation. These solutions facilitate core renter management business processes including utility billing, renter payment processing, service requests, lease renewals, renters insurance, and consulting and advisory services. Our resident services solution category consists of five primary solutions: Resident & Utility Billing, Resident Payments, Resident Portal, Contact Center Maintenance, and Renter's Insurance.
Resident and Utility Billing
Resident and Utility Billing is our on demand billing and utility management platform. In 2016, we augmented our utility management solutions with the acquisition of NWP Services Corporation ("NWP"). By combining the complementary functionalities of Velocity Utility Solutions LLC and NWP, the platform scope includes automated convergent billing, utility invoice processing, utility cost management, automated energy recovery, infrastructure services (e.g., accounting, community energy, media, data, and telecom) and sub-metering services.
Resident Payments
Payments is our on demand payment-processing platform that enables electronic collection of rent and other payments. Provided through our RealPage Payments subsidiaries with both operator and renter processing options for fee reduction, the platform accommodates the processing of multiple payment types including check, money order, automated clearing house ("ACH"), debit cards, and credit cards.
Resident Portal
Resident portal is our on demand platform for facilitating renter transactions, social engagement, and community management. Resident portal functionality includes online community facilitation (between multifamily property managers, local vendors, and other renters), service request placement and status, and lease renewals.
Contact Center Maintenance
Contact center maintenance is our on demand platform for service request management. Functionality from the platform includes service call, email, and chat routing technology; service request tracking; and remote agent staffing, on a permanent or overflow basis to optimize the service request process. Enhancements include automated answering services and other features that amplify the ability of multifamily property managers to communicate with their residents.
Renter’s Insurance
Renter’s insurance is part of our risk mitigation platform to reduce liability and property damage risk. The platform offers liability and content protection renter's insurance provided through our subsidiary Multifamily Internet Ventures, LLC, under the consumer-facing brand name “eRenterPlan.” Liability policies protect property owners and managers against financial loss due to renter-caused damage, while content protection provides additional coverage for a renter’s personal belongings in the event of loss.
Asset Optimization
Our asset optimization solutions aim to optimize property financial and operational performance, and provide comprehensive analytics-based decision support for optimum investment performance throughout the phases of real estate investment (e.g., acquisition, operation, renovation, and disposition). These solutions facilitate core asset management, business intelligence, performance benchmarking and investment analysis including, real-time yield management, revenue growth forecasting, key variable sensitivity forecasting, internal operating metric benchmarking and external market benchmarking. Our asset optimization solution category consists of three primary solutions: YieldStar Price Optimizer, Business Intelligence, and Asset and Investment Management.
YieldStar Price Optimizer
YieldStar is our on demand yield management platform. The platform includes real-time statistical models leveraging a repository of lease transaction data to calculate optimal rent for each rental unit, pricing management advisory services, and MPF Research, an apartment market research database.

Business Intelligence
Business intelligence is our on demand business intelligence platform designed to enable property owners and managers to outperform their peers. Business intelligence functionality includes easy-to-use customized internal reporting at any aggregation level and during any time horizon, simultaneously leveraging operational, financial and marketing data. In addition, the platform includes a robust peer-benchmarking component that leverages a massive repository of lease transaction data for assessing both internal and external market performance metrics, economic tools for revenue forecasting, and key operating variable forecasting.
Asset and Investment Management
Asset and Investment Management is an integrated analytics platform providing general partners, limited partners, REITs and property management companies with increased transparency into their portfolios. The anchor component, Portfolio Asset Management (“PAM”), enables the collection of property level financial information and operational data across a portfolio, regardless of asset type or operational platform. Using PAM, portfolio managers can collect, share, analyze and report on critical metrics, facilitating better investment and operational decisions.
Professional Services
We have developed repeatable, cost-effective consulting and implementation services to assist our clients in taking advantage of the capabilities enabled by our asset optimization solutions. Our consulting and implementation methodology leverages the nature of our on demand software architecture, the industry-specific expertise of our professional services employees, and the design of our platform to simplify and expedite the implementation process. Our consulting and implementation services include project and application management procedures, business process evaluation, business model development and data conversion. Our consulting teams work closely with customers to facilitate the smooth transition and operation of our solutions.
We offer training programs for training administrators and onsite property managers on the use of our solutions. Training options include regularly hosted classroom and online instruction (through our online learning courseware), as well as online webinars. Our clients can integrate their own training content with our content to deliver an integrated and customized training program for their on-site property managers.
On Demand Delivery Infrastructure
Our IT infrastructure operates four redundant 40 GBPS dedicated fiber links connecting data centers containing hundreds of servers and multiple storage area networks. This architecture makes it possible to expand the data center incrementally with little or no disruption as more users or additional applications are added. With approximately 6,750 virtual servers, 630 physical servers and 5.4 petabytes of data storage, we leverage this infrastructure and massive repository of lease transaction data to power our platform of solutions.
Our infrastructure is based on an open architecture that enables third-party applications to access OneSite and other hosted applications through our RealPage Exchange platform that provides access to more than 100 different public and private web services and extensible markup language ("XML") gateways that are used to import and export data through third-party application program interfaces ("APIs") and process hundreds of thousands of transactions per day. RealPage Exchange also interfaces with third-party property management systems as well as our platform solutions.
In addition, our system is designed to replicate data into a Universal Data Store ("UDS") each day. Access to UDS is enabled through an access layer called UDS Direct, which enables clients to build portfolio reports, dashboards and alerts using any Open Database Connectivity or Java Database Connectivity compliant report writer tool such as Microsoft Excel, Microsoft Access, Microsoft SQL Server Reporting Service or Crystal Reports. UDS is also transmitted to a number of our larger clients each night to feed portfolio reporting systems that they have built internally.
As of December 31, 2016, we employed approximately 160 employees who were responsible for maintaining data security, integrity, availability, performance and business continuity in our cloud computing facilities. We annually obtain a Service Organization Controls audit performed under Statements on Standards for Attestation Engagements No. 16 on a specified set of internal controls. Certain clients conduct separate business continuity audits of their own.
In addition to our production data centers, we manage a separate development and quality assurance testing facility used to control the pre-production testing required before each new release of our on demand software. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution.
Product Support
We offer product support services that provide our clients with assistance from our product support professionals by phone, web, or email in resolving issues with our solutions. We offer two product support options: Standard and Platinum Support. Standard Support includes product support during business hours Monday through Friday. Platinum Support includes the features of Standard Support, with customized engagement that includes a designated senior product support liaison. We also sponsor the RealPage User Group to facilitate communications between us and our community of users. The RealPage User Group is governed by a steering committee of our clients, which consists of two elected positions and subcommittee chairs, each representing a RealPage product center or group of product centers.
Product Development
We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product and quality assurance testing, improving core technology, and strengthening our technological expertise in the rental real estate industry. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution. As of December 31, 2016, our product development group consisted of approximately 420 employees in the United States and 490 employees located in India, Canada, Spain and the Philippines. Product development expense totaled $73.6 million, $68.8 million and $64.4 million during the years ended December 31, 2016, 2015, and 2014, respectively.
Sales and Marketing
We sell our rental real estate software and services through our direct sales organization. As of December 31, 2016, we employed approximately 430 sales representatives. We organize our sales force by geographic region, size of our prospective clients, and property type. This focus provides a higher level of service and understanding of our clients’ unique needs. Our typical sales cycle with a prospective client begins with the generation of a sales lead through Internet marketing, email campaigns, telemarketing efforts, trade shows, or other means of referral. The sales lead is followed by an assessment of the prospective client’s requirements, sales presentations, and product demonstrations. Our sales cycle can vary substantially from client to client but typically requires three to six months for larger clients and one to six weeks for smaller clients.
In addition to new client sales, we sell additional solutions and consulting services to our existing clients to help them more efficiently and effectively manage their properties as the rental real estate market evolves and competitive conditions change.
We generate qualified client leads, accelerate sales opportunities, and build brand awareness through our marketing programs. Our marketing programs target property management company executives, technology professionals, and senior business leaders. Our marketing team focuses on the unique needs of clients within our target markets. Our marketing programs include the following activities:

•	field marketing events for clients and prospects;

•	participation in, and sponsorship of, user conferences, trade shows, and industry events;

•	client programs, including client user meetings and our online client community;

•
online marketing activities, including online advertising and SEO, email campaigns, web campaigns, white papers, free product trials and demos, webcasts, case studies, and the use of social media, including blogging, Facebook, LinkedIn, and Twitter;

•	public relations;

•	use of our website to provide product and company information, as well as learning opportunities for potential clients; and

•	ongoing consumer email marketing campaigns that drive adoption of transactional products, such as online payments and renter's insurance, by residents on behalf of our property management clients.
We host an annual user conference where clients both participate in and lead various types of sessions and planned discussions designed to help accelerate business performance through the use of our integrated platform of solutions. The conference features a variety of client speakers, panelists, and presentations focused on businesses of all sizes. The event also brings together our clients, technology vendors, service providers, and other key participants in the rental real estate industry to exchange ideas and best practices for improving business performance. Attendees gain insight into our product plans and participate in interactive sessions that give them the opportunity to provide input into new features and functionality.
Strategic Relationships
We maintain relationships with a variety of technology vendors and service providers to enhance the capabilities of our integrated platform of solutions. This approach allows us to expand our platform and client base and to enter new markets. We have established the following types of strategic relationships:

Technology Vendors
We have relationships with a number of leading technology companies whose products we integrate into our platform or offer to complement our solutions. The cooperative relationships with our software and hardware technology partners allow us to build, optimize, and deliver a broad range of solutions to our clients.
Service Providers
We have relationships with a number of service providers that offer complementary services that integrate into our platform and address key requirements of rental property owners and managers, including credit card and ACH services, transaction processing capabilities, and insurance underwriting services.
Clients
We are committed to developing long-term client relationships and working closely with our clients to configure our solutions to meet the evolving needs of the rental real estate industry. Our clients include REITs, leading property management companies, fee managers, regionally based owner operators, vacation property owners, and service providers. As of December 31, 2016, we had over 11,000 clients who used one or more of our on demand software solutions to help manage the operations of approximately 11.0 million rental real estate units. Our clients include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2016 by the NMHC, based on number of units managed. For the years ended December 31, 2016, 2015 and 2014, no one client accounted for more than 10% of our revenue. Revenues for our largest client were 5.7%, 4.6%, and 4.9% of total revenues for the years ended December 31, 2016, 2015, and 2014, respectively.
Intellectual Property
We rely on a combination of copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures, and restrictions provide only limited protection. We currently have no issued patents or pending patent applications. In the future, we may file patent applications, but patents may not be issued with respect to these patent applications, or if patents are issued, they may not provide us with any competitive advantages, may not be issued in a manner that gives us the protection that we seek, and may be successfully challenged by third parties.
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
Furthermore, effective patent, trademark, trade dress, copyright, and trade secret protection may not be available in every country in which our solutions are available over the Internet. In addition, the legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and still evolving.
Employees
As of December 31, 2016, we had approximately 4,400 employees. We believe that our success is attributable in large part to our employees and an experienced management team, many members of which have years of industry experience in building, implementing, marketing, and selling property management solutions critical to business operations. Our future performance depends in part upon the continued service of our key sales, marketing, technical, and senior management personnel and our continuing ability to attract and retain highly qualified personnel. We believe we have a corporate culture that attracts highly qualified and motivated employees. We consider our current relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement.
Available Information
We maintain an Internet website at www.realpage.com. We make available, free of charge, on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission (“SEC”).
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC's Office of Investor Education and Advocacy at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy, and information statements and other information regarding issuers, including RealPage, Inc., that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov. Information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing that we make with the SEC.

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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and client base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from approximately 900 as of December 31, 2008 to approximately 4,400 as of December 31, 2016. We increased our number of on demand clients from approximately 2,700 as of December 31, 2008 to approximately 11,000 as of December 31, 2016. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
Historically, our on demand units managed by our clients have renewed at a rate of 97.3% based on an average of the last two years ending December 31, 2016.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions. We expect to continue making acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue involve numerous risks, including the following:

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
Our current acquisition strategy includes the acquisition of complementary businesses, products, and solutions. In order to integrate and fully realize the benefits of such acquisitions, we expect to build application interfaces that enable such clients to use a wide range of our solutions while they continue to use their legacy management systems. In addition, over time we expect to migrate each acquired company’s clients to our on demand property management solutions to retain them as clients and to be in a position to offer them our solutions on a cost-effective basis. These efforts may be unsuccessful or entail costs that result in losses or reduced profitability.
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

We use a small number of owned data centers to deliver our solutions. Any disruption of service at our data centers or other facilities could interrupt or delay our clients’ access to our solutions, which could harm our operating results.
The ability of our clients to access our service is critical to our business. We host our products and services, support our operations and service our clients primarily from our data centers in the Dallas, Texas area.
We may fail to provide such service as a result of numerous factors, many of which are beyond our control, including, without limitation: mechanical failure, power outage, human error, physical or electronic security breaches, war, terrorism and related conflicts or similar events worldwide, fire, earthquake, hurricane, flood and other natural disasters, sabotage and vandalism. We attempt to mitigate these risks at our Texas-based data centers and other facilities through various business continuity efforts, including: redundant infrastructure, 24 x 7 x 365 system activity monitoring, backup and recovery procedures, use of a secure off-site storage facility for backup media, separate test systems and rotation of management and system security measures, but our precautions may not protect against all potential problems. Disaster recovery procedures are in place to facilitate the recovery of our operations, products and services within the stated service level goals. Our secondary data center is equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support the solutions we provide in the event of the interruption of services at our primary data center. Even with this secondary data center, however, our operations would be interrupted during the transition process should our primary data center experience a failure. Moreover, both our primary and secondary data centers are located in the greater metropolitan Dallas area. As a result, any regional disaster could affect both data centers and result in a material disruption of our services.
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
Despite precautions taken at these third party data centers, the occurrence of spikes in usage volume, a natural disaster, an act of terrorism, adverse changes in United States or foreign laws and regulations, vandalism or sabotage, a decision to close a third-party facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our on demand software. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause clients to fail to renew their subscriptions, any of which could materially adversely affect our business.
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
In the revenue management market, we compete with Entrata, The Rainmaker Group, and Yardi. Certain market research companies such as CoStar Group, Inc. also offer products that present competitive pricing information in a manner that can be used as a tool to manage pricing.

In the market for multifamily housing market research, we compete with Reis, Inc., Pierce-Eislen, Inc. (owned by Yardi), CoStar Group, Inc. and Portfolio Research, Inc.
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
The success of our LeaseStar product family depends on our ability to continue to attract additional consumers to our websites and mobile applications. Our existing and potential competitors include companies that could devote greater technical and other resources than we have available, have a more accelerated time frame for deployment and leverage their existing user bases and proprietary technologies to provide products and services that consumers might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract consumers or provide solutions similar to our own but with better branding or marketing resources. If we are unable to continue to grow the number of consumers who use our website and mobile applications, our business, results of operations and financial condition would be harmed.
We operate in a business environment in which social media integration is playing a significantly increasing role. Social media is a new and rapidly changing industry wherein the rules and regulations related to use and disclosure of personal information is unclear and evolving.
The operation and marketing of multi-tenant real estate developments is likely to become more dependent upon the use of and integration with social media platforms as communities attempt to reach their current and target clients through social applications such as Facebook, Twitter, Instagram, LinkedIn, Pinterest, Tumblr, Google+ and other current and emerging social applications. The use of these applications necessarily involves the disclosure of personal information by individuals participating in social media, and the corresponding utilization of such personal information by our products and services via integration programs and data exchanges. The regulatory framework for social media privacy and security issues is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies on social media platforms have recently come under increased public scrutiny as various government agencies and consumer groups have called for new regulation and changes in industry practices. We are also subject to each social media platform’s terms and conditions for use, application development and integration, which may be modified, restricted or otherwise changed, affecting and possibly curtailing our ability to offer products and services.
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
Many of our existing and potential clients are price sensitive, and uncertain global economic conditions, as well as decreased leasing velocity, have contributed to increased price sensitivity in the multifamily housing market and the other markets that we serve. As market dynamics change, or as new and existing competitors introduce more competitive pricing or pricing models, we may be unable to renew our agreements with existing clients or clients of the businesses we acquire or attract new clients at the same price or based on the same pricing model as previously used. As a result, it is possible that we may be required to change our pricing model, offer price incentives or reduce our prices, which could harm our revenue, profitability and operating results.
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
Our success depends on our ability to process high volumes of client data, enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain offices in Hyderabad, India; Cebu, Philippines and Manila, Philippines where we employ development and data processing personnel or conduct other business functions important to our operations. We believe that performing these activities in Hyderabad, Cebu and Manila increases the efficiency and decreases the costs of our related operations. We also maintain an office in Barcelona, Spain where certain of our vacation rental product development, sales and support operations are based. We believe our access to a multilingual employee base enhances our ability to serve vacation rental property managers in non-English speaking countries. We also maintain an office in Dubai, United Arab Emirates. Managing and staffing international operations requires management’s attention and financial resources. The level of cost savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Additionally, if we experience difficulties as a result of political, social, economic or environmental instability, change in applicable law, limitations of local infrastructure or problems with our workforce or facilities at our or third parties’ international operations, our business could be harmed due to delays in product release schedules or data processing services.

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
In connection with our electronic payment processing services, we process renter payments and subsequently submit these renter payments to our clients after varying clearing times established by RealPage. These payments are settled through our sponsoring clearing banks, and in the case of EFT, our Originating Depository Financial Institutions, or ODFIs. Currently, we rely on Bank of America, N.A., Wells Fargo, N.A. and JPMorgan Chase Bank, N.A. as our sponsoring clearing banks. In the future, we expect to enter into similar sponsoring clearing bank relationships with one or more other national banking institutions. The renter payments that we process for our clients at our sponsoring clearing banks are identified in our consolidated balance sheets as restricted cash and the corresponding liability for these renter payments is identified as client deposits. Our electronic payment processing business and related maintenance of custodial accounts subjects us to a number of risks, including, but not limited to:

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
If any of these risks related to our electronic payment processing business were to materialize, our business or financial results could be negatively affected. Although we attempt to structure and adapt our payment processing operations to comply with these complex and evolving laws and regulations, our efforts may not guarantee compliance. In the event that we are found to be in violation of these legal requirements, we may be subject to monetary fines, cease and desist orders, mandatory product changes, or other penalties that could have an adverse effect on our results of operations. Additionally, with respect to the processing of EFTs, we are exposed to financial risk and EFTs between a renter and our client may be returned for various reasons such as insufficient funds or stop payment orders. These returns are charged back to the client by us. However, if we or our sponsoring clearing banks are unable to collect such amounts from the client’s account or if the client refuses or is unable to reimburse us for the chargeback, we bear the risk of loss for the amount of the transfer. While we have not experienced material losses resulting from chargebacks in the past, there can be no assurance that we will not experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our clients may adversely affect our financial condition and results of operations.
We entered into a Service Provider Agreement with Wells Fargo Merchant Services, LLC and Wells Fargo Bank, NA (“Wells Fargo”), effective January 1, 2014. Under the Service Provider Agreement, RealPage, Inc. is a registered independent sales organization, or ISO, of Wells Fargo. Wells Fargo acts as a merchant acquiring bank for processing RealPage client credit card and debit card payments (“Card Payments”), and RealPage serves as an ISO. As an ISO, RealPage assumes the underwriting risk for processing Card Payments on behalf of its clients. If RealPage experiences excessive chargebacks, either RealPage or Wells Fargo has the authority to cease client card processing services, and such events could result in a material adverse effect on our revenues, operating income, and reputation.
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
In order to maintain flexibility in the growth and expansion of our payments operations, we have obtained money transmitter licenses (or their equivalents) in several states, the District of Columbia and Puerto Rico and expect to continue the license application process in additional jurisdictions throughout the United States as needed to accommodate new product development. Our efforts to acquire and maintain these licenses could result in significant management time, effort, and cost, and may still not guarantee compliance given the constant state of change in these regulatory frameworks. Accordingly, costs associated with changes in compliance requirements, regulatory audits, enforcement actions, reputational harm, or other regulatory limits on our ability to grow our payment processing business could adversely affect our financial results.
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
There can be no certainty that the measures we have taken to protect our software platform and service infrastructure, our confidential and proprietary information and the privacy and integrity of our clients’, their current or prospective renters’ and business partners’ data are adequate to prevent or remedy unauthorized access to our system. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Experienced computer programmers seeking to intrude or cause harm, or hackers, may attempt to penetrate our service infrastructure from time to time. Hackers may consist of sophisticated organizations, competitors, governments or individuals who launch targeted attacks to gain unauthorized access to our systems. A hacker who is able to penetrate our service infrastructure could misappropriate proprietary or confidential information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to remedy, problems caused by hackers, and we may not have a timely remedy against a hacker who is able to penetrate our service infrastructure. In addition to purposeful breaches, inadvertent actions or the transmission of computer viruses could expose us to security risks. If an actual or perceived breach of our security occurs or if our clients and potential clients perceive vulnerabilities, the market perception of the effectiveness of our security measures could be harmed, we could lose sales and clients and our business could be materially harmed.
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
Our Credit Facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. See additional discussion of these requirements in Note 7, Debt, of the Notes to the Consolidated

Financial Statements under Item 8 of this Annual Report on Form 10-K. As of December 31, 2016, we were in compliance with all of the covenants under our Credit Facility.
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
Litigation, enforcement actions and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover such legal proceedings or claims or the insurer may withhold or dispute coverage of such legal proceedings or claims on various grounds, including by alleging such coverage is beyond the scope of such policies, that we are not in compliance with the terms of such insurance policies or that such policies are not in effect, even after proceeds under such insurance policies have been received by us. In addition, insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all. A legal proceeding or claim brought against us that is uninsured or under-insured could result in unanticipated costs, thereby harming our operating results.
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
Multifamily Internet Ventures LLC is required to maintain a 50-state general agency insurance license as well as individual insurance licenses for each sales agent involved in the solicitation of insurance products. Both the agency and individual licenses require compliance with state insurance regulations, payment of licensure fees, and continuing education programs. In the event that regulatory compliance requirements are not met, Multifamily Internet Ventures LLC could be subject to license suspension or revocation, state Department of Insurance audits and regulatory fines. As a result, our ability to engage in the business of insurance could be restricted, and our revenue and financial results will be adversely affected.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 30.9% of our common stock as of December 31, 2016. Further, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 29.0% of our common stock as of December 31, 2016. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
As of December 31, 2016, we had 81,087,353 shares of common stock outstanding. Of these shares, 77,879,692 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of December 31, 2016, holders of 22,271,835 shares, or approximately 27.5%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In addition, we have registered approximately 27,634,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,477,474 shares were eligible for sale upon the exercise of vested options as of December 31, 2016.
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
In 2016, we relocated our corporate headquarters and data center from Carrollton, Texas, to Richardson, Texas. At December 31, 2016, we leased approximately 421,000 square feet of space for our corporate headquarters in Richardson, Texas under a lease agreement that expires in August 2028. We also have offices in Costa Mesa, California; Irvine, California; San Francisco, California; Tampa, Florida; Alpharetta, Georgia; Louisville, Kentucky; Ann Arbor, Michigan; Bloomington, Minnesota; Greenville, South Carolina; South Burlington, Vermont; Hyderabad, India; Cebu, Philippines; Manila, Philippines; and Barcelona, Spain. We also license data center space and employ the services of cloud services providers at multiple locations in the U.S. and internationally. We believe our current and planned office and data center facilities will be adequate for the foreseeable future.

Item 3.	Legal Proceedings
We are subject to legal proceedings and claims arising in the ordinary course of business. We are involved in litigation and other legal proceedings and claims that have not been fully resolved. At this time, we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate. Our view of those matters may change in the future as litigation and events related thereto unfold. See the risk factors "Assertions by a third party that we infringe its intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses," "The rental housing industry, electronic commerce and many of the products and services that we offer, including background screening services, utility billing, affordable housing compliance and audit services, insurance and payments are subject to extensive and evolving governmental regulation. Changes in regulations or our failure to comply with regulations could harm our operating results," and "Legal proceedings against us could be costly and time consuming to defend" in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.”

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RP.” The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Year Ended December 31, 2016	Low	High
First Quarter	$16.06	$22.51
Second Quarter	19.54	23.55
Third Quarter	21.62	22.22
Fourth Quarter	23.69	30.85

Year Ended December 31, 2015	Low	High
First Quarter	$17.90	$22.58
Second Quarter	17.66	20.98
Third Quarter	16.55	20.00
Fourth Quarter	16.23	23.98
On February 17, 2017, the closing price of our common stock on the NASDAQ Global Select Market was $34.55 per share and there were approximately 214 holders of record of our common stock. Restricted shares granted under our stock-based expense plans which have not yet vested are considered to be held by one holder. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, the number of record holders of our shares is not indicative of the total number of stockholders.
Dividend Policy
We have neither declared nor paid any cash dividends on our common stock in recent fiscal years. We do not expect to pay cash dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings will be used for the operation and growth of the business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations; financial condition and liquidity requirements; restrictions that may be imposed by applicable law and our contracts; and other factors deemed relevant by our board of directors. Additionally, our Credit Facility contains customary covenants, subject in each case to customary exceptions and qualifications. Included in these covenants is a restriction which prevents us from paying dividends and making other distributions on our capital stock.
Equity Compensation Plan Information
For information regarding securities authorized for issuance under equity compensation plans, see the risk factor “Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale” in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and see Part III, Item 12 of this Form 10-K.

Performance Graph
The following graph compares the relative performance of our common stock, the NASDAQ Global Market Index, NASDAQ Composite, and the NASDAQ Computer and Data Processing Index. This graph covers the annual periods ending December 31, 2012 through December 31, 2016. In each case, this graph assumes a $100 investment on December 31, 2011 at our closing price of $25.27 per share and reinvestment of all dividends, if any.

	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
RealPage, Inc.	$100.00	$85.36	$92.52	$86.90	$88.84	$118.72
NASDAQ Composite—Total Returns	100.00	117.75	165.05	189.38	202.57	220.53
NASDAQ Global Market Index	100.00	115.52	192.75	204.34	204.31	196.43
NASDAQ Computer and Data Processing Index	100.00	113.93	164.04	175.40	229.99	250.05

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the fourth quarter of 2016 by RealPage, Inc. or any "affiliated purchaser" of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2016 through October 31, 2016	—	$—	—	$44,894,113
November 1, 2016 through November 30, 2016	—	—	—	44,894,113
December 1, 2016 through December 31, 2016	—	—	—	44,894,113
Total	—	$—	—	$44,894,113
(1)    Our board of directors approved an extension of our May 2014 share repurchase program in May 2015 and again in April 2016. Each renewal permitted the repurchase of up to $50.0 million of our common stock during the period commencing on the extension start date and ending one year thereafter. The current extension of the share repurchase program will expire on May 6, 2017.
During 2016 and 2015, the Company repurchased 1,012,823 shares and 1,798,199 shares, respectively, under the share repurchase program. These shares were repurchased at a weighted average cost of $20.98 and $19.51 per share and a total cost of $21.2 million and $35.1 million, respectively.

Item 6.	Selected Financial Data
We have derived the consolidated statements of operations and balance sheet data for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 from our audited consolidated financial statements. Over the last five fiscal years, we have acquired a number of companies as disclosed in Note 3 "Acquisitions" of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to the growth in our results of operations. This information should be read in conjunction with our audited consolidated financial statements, the related notes to these financial statements, and the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Revenue:
On demand	$542,531	$450,962	$390,622	$362,312	$306,400
On premise	2,836	2,970	3,094	3,691	5,216
Professional and other	22,761	14,588	10,835	11,019	10,556
Total revenue	568,128	468,520	404,551	377,022	322,172
Cost of revenue	242,301	198,613	174,871	148,321	128,562
Gross profit	325,827	269,907	229,680	228,701	193,610
Operating expenses:
Product development	73,607	68,799	64,418	50,638	48,177
Sales and marketing	135,213	123,108	111,563	95,894	76,992
General and administrative	85,013	68,814	69,202	60,610	56,993
Impairment of identified intangible assets	750	20,801	—	—	—
Total operating expenses	294,583	281,522	245,183	207,142	182,162
Operating income (loss)	31,244	(11,615)	(15,503)	21,559	11,448
Interest expense and other, net	(3,758)	(1,449)	(1,104)	(1,077)	(2,046)
Income (loss) before income taxes	27,486	(13,064)	(16,607)	20,482	9,402
Income tax expense (benefit)	10,836	(3,846)	(6,333)	(210)	4,219
Net income (loss)	$16,650	$(9,218)	$(10,274)	$20,692	$5,183
Net income (loss) attributable to common stockholders:
Basic and diluted	$16,650	$(9,218)	$(10,274)	$20,692	$5,183
Net income (loss) per share attributable to common stockholders:
Basic	$0.22	$(0.12)	$(0.13)	$0.28	$0.07
Diluted	$0.21	$(0.12)	$(0.13)	$0.27	$0.07
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	76,854	76,689	76,991	74,962	71,838
Diluted	77,843	76,689	76,991	76,187	74,002

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except client and employee data)
Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$104,886	$30,911	$26,936	$34,502	$33,804
Total current assets	297,455	221,943	186,819	180,531	127,484
Total assets	788,098	623,201	566,294	501,834	402,197
Total current liabilities	250,527	215,347	196,709	173,095	124,855
Total deferred revenue	95,891	91,179	80,388	71,756	70,079
Current and long-term debt(2)	122,429	40,292	20,882	1,428	10,000
Total liabilities	403,335	296,749	237,514	187,330	147,126
Total stockholders’ equity	384,763	326,452	328,780	314,504	255,071
Other Financial Data:
Adjusted EBITDA(3)	$127,210	$92,191	$70,589	$90,312	$73,349
Operating cash flow	136,216	96,012	69,972	69,209	58,412
Capital expenditures	75,241	33,384	37,062	32,952	18,774
Selected Operating Data:
Number of on demand clients at period end	11,024	11,998	10,744	8,725	8,466
Number of on demand units at period end	10,989	10,568	9,560	9,022	8,113
Total number of employees at period end	4,410	4,122	3,875	3,337	2,893

(1)	Excludes restricted cash.

(2)	Includes capital lease obligations.

(3)
A definition of this non-GAAP financial measure and a discussion of our use of it is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income (loss)	$16,650	$(9,218)	$(10,274)	$20,692	$5,183
Acquisition-related and other deferred revenue adjustments	(949)	(2,157)	435	2,717	89
Depreciation, asset impairment, and loss on disposal of assets	25,813	44,385	19,288	14,411	13,539
Amortization of intangible assets	30,268	25,377	22,404	17,648	19,498
Acquisition-related expense (income)	363	(1,841)	1,987	3,269	(350)
Interest expense, net	3,825	1,367	1,117	1,427	2,160
Income tax expense (benefit)	10,836	(3,846)	(6,333)	(210)	4,219
Litigation-related expense	—	2	4,915	661	10,158
Headquarters relocation costs	3,552	—	—	—	—
Stock-based expense	36,852	38,122	37,050	29,697	18,178
Stock registration costs	—	—	—	—	675
Adjusted EBITDA	$127,210	$92,191	$70,589	$90,312	$73,349

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a technology leader to the real estate industry, helping owners, managers, and investors optimize both operational yields and investment returns. By leveraging data as well as integrating and streamlining a wide range of complex processes and interactions among the apartment real estate ecosystem, our platform helps our clients improve financial and operational performance and prudently place and harvest capital.
The substantial majority of our revenue is derived from sales of our on demand software solutions. We also derive revenue from our professional and other services. A small percentage of our revenue is derived from sales of our on premise software solutions to our existing on premise clients. Our on demand software solutions are sold pursuant to subscription license agreements and our on premise software solutions are sold pursuant to term or perpetual licenses and associated maintenance agreements. We price our solutions based primarily on the number of units the client manages with our solutions. For our insurance-based solutions, we earn revenue based on a commission rate that considers earned premiums; agent commission; incurred losses; and premiums and profits retained by our underwriter. Our transaction-based solutions are priced based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States. Our revenue has increased from $468.5 million in 2015 to $568.1 million in 2016. The increase in revenue was driven by incremental revenue from our recent acquisitions and growth in the sales of our on demand software solutions. Sales of our solutions have benefited from growth in the number of units managed with one or more of our solutions and greater client adoption across our platform of solutions. In 2016, our on demand revenue represented 95.5% of our total revenue.
While the use of and transition to data analytics and on demand software solutions in the rental real estate industry is growing rapidly, we believe it remains at a relatively early stage of adoption. Additionally, there is a low level of penetration of our on demand software solutions in our existing client base. We believe these factors present us with significant opportunities to generate revenue through sales of additional data analytics and on demand software solutions. Our existing and potential clients base their decisions to invest in our solutions on a number of factors, including general economic conditions.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management; lease management; resident services; and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, and vacation rental markets. In addition, since July 2002, we have completed 35 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions; the types of rental housing and vacation rental properties served by our solutions; and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of December 31, 2016, we had approximately 4,400 employees.
Recent Acquisitions
Current Acquisition Activity
Axiometrics LLC
In January 2017, we acquired substantially all of the assets of Axiometrics LLC ("Axiometrics"), a leading provider of multifamily market data. This acquisition augmented our existing lease transaction data pool, further enhancing the accuracy and value of the analysis and forecasts provided to our clients through our data analytics solutions. We will integrate Axiometrics with our existing market research database, MPF Research.
Purchase consideration was comprised of a cash payment at closing of $67.5 million, a deferred cash obligation of up to $7.5 million, and contingent cash payments of up to $5.0 million. The deferred cash obligation serves as security for our benefit against the sellers' indemnification obligation and, subject to any indemnification claims made, will be released over a period of 24 months following the acquisition date. Payment of the contingent cash obligation is dependent upon the achievement of certain revenue targets during the twelve-month period ending December 31, 2018.

Lease Rent Options
In February 2017, we entered into an agreement to acquire Lease Rent Options ("LRO") and related assets from The Rainmaker Group Holdings, Inc. The acquisition of LRO will extend our revenue management footprint, augment our repository of real-time lease transaction data, and increase our data science talent and capabilities. We expect the acquisition of LRO to increase the market penetration of our YieldStar solution and drive revenue growth in our asset optimization solutions.
Pursuant to the purchase agreement, consideration will consist of a cash payment at closing of approximately $298.5 million, subject to reduction for outstanding indebtedness, unpaid transaction expenses, and a working capital adjustment, and a deferred cash obligation of up to $1.5 million. The deferred cash obligation serves as security for our benefit against the sellers' indemnification obligations. Subject to any indemnification claims made, the deferred cash obligation will be released approximately twelve months following the acquisition date. The completion of the acquisition remains subject to certain standard conditions, and is expected to close during the second quarter of 2017.
2016 Acquisitions
eSupply Systems, LLC
In June 2016, we acquired substantially all of the assets of eSupply Systems, LLC (“eSupply”) and those of certain entities related to eSupply. eSupply is an e-procurement software and group purchasing service which augmented our existing spend management solutions. The addition of this group purchasing organization provides increased purchasing power and highly competitive pricing structures for our clients. The addition of eSupply’s assets rounded out our spend management offering, by adding a powerful group purchasing service to an already robust e-procurement platform, a large network of vendors, a vendor credentialing service, and purchasing advisory services.
We acquired eSupply for a purchase price of $7.0 million, consisting of a cash payment of $5.5 million at closing and deferred cash obligations of up to $1.6 million, payable over 18 months after the acquisition date. The deferred cash obligation is subject to adjustments specified in the purchase agreement related to the sellers’ indemnification obligations.
AssetEye, Inc.
In May 2016, we acquired all of the issued and outstanding stock of AssetEye, Inc. (“AssetEye”). AssetEye is a data aggregation, reporting, and collaboration platform for institutions holding multiple real estate asset classes. This acquisition expanded our existing on demand offerings, which serve all asset classes, including commercial, hospitality, multifamily, single family, senior living, and student housing. The AssetEye software provides asset and portfolio managers with a solution to evaluate performance, trends, and operations across a portfolio with transparency into property-level data. On demand analytics allow stakeholders to quickly combine financial results and operating metrics based upon portfolio attributes that help evaluate asset management strategies.
We acquired AssetEye’s issued and outstanding stock for a purchase price of $4.9 million. The purchase price consisted of a cash payment of $3.6 million at closing, net of cash acquired of $0.8 million; deferred cash obligations of up to $1.0 million, payable over a period of two years following the date of acquisition; contingent cash payments of up to $1.0 million if certain revenue targets are achieved during the three-month period ended September 30, 2017; and additional cash payments of $0.2 million due to former shareholders of AssetEye.
NWP Services Corporation
In March 2016, we acquired all of the issued and outstanding stock of NWP Services Corporation (“NWP”). NWP provides a full range of utility management services, including: resident billing; payment processing; utility expense management; analytics and reporting; sub-metering and maintenance; and regulatory compliance. The primary products offered by NWP include Utility Logic, Utility Smart, Utility Genius, SmartSource, and NWP Sub-meter. Through the NWP acquisition, we obtained a significantly larger share of the utility metering services market.
We acquired NWP’s issued and outstanding stock for a purchase price of $69.0 million. The purchase price consisted of a cash payment of $59.0 million at closing, net of cash acquired of $0.1 million; deferred cash obligations of $7.2 million, payable over a period of three years following the date of acquisition; and other amounts totaling $3.2 million, consisting of payments to certain employees and shareholders of NWP.
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

We acquired Indatus for a purchase price of $49.4 million, consisting of a cash payment of $43.8 million at closing; deferred cash payments of up to $5.0 million, payable over nineteen months after the acquisition date; and contingent cash payments of up to $2.0 million, in the aggregate, for meeting certain revenue targets during the twelve-month periods ending June 30, 2016 and 2017. The first deferred cash payment was made in the third quarter of 2016. The contingent consideration revenue targets for the twelve-month period ended June 30, 2016, were not achieved and no payment was made. If the revenue targets for the second twelve-month period are achieved, the maximum potential contingent consideration payment is $2.0 million.
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
The VRX purchase agreement also provides for us to make additional contingent cash payments of up to $3.0 million. Payment of the additional contingent cash payments is dependent upon the achievement of certain revenue targets during the twelve-month periods ended December 31, 2016, 2017, and 2018, and the sellers providing certain services during a specified period following the acquisition date. Due to this post-acquisition service requirement, we concluded that the additional contingent cash obligations represent post-acquisition compensation; therefore, these amounts were excluded from the purchase consideration. The revenue targets for the first contingent cash payment were not met. Additionally, one of the sellers separated from us prior to completing the required service period. As a result of this separation, the maximum potential payout of the remaining contingent cash payments is $1.5 million.
Key Business Metrics
In addition to financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$568,128	$468,520	$404,551
On demand revenue	$542,531	$450,962	$390,622
On demand revenue as a percentage of total revenue	95.5%	96.3%	96.6%
Ending on demand units	10,989	10,568	9,560
Average on demand units	11,042	10,118	9,361
Non-GAAP on demand revenue	$541,582	$448,805	$391,057
Non-GAAP on demand revenue per average on demand unit	$50.67	$44.36	$41.78
Non-GAAP on demand annual client value	$556,813	$468,796	$399,417
Adjusted EBITDA	$127,210	$92,191	$70,589
Adjusted EBITDA as a percentage of total revenue	22.4%	19.7%	17.4%
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
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Total revenue	$568,128	$468,520	$404,551
Acquisition-related and other deferred revenue adjustments	(949)	(2,157)	435
Non-GAAP total revenue	$567,179	$466,363	$404,986
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
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
On demand revenue	$542,531	$450,962	$390,622
Acquisition-related and other deferred revenue adjustments	(949)	(2,157)	435
Non-GAAP on demand revenue	$541,582	$448,805	$391,057
Non-GAAP on demand revenue per average on demand unit (“RPU”): This metric is calculated by dividing non-GAAP on demand revenue by average on demand units for the same period, including pro forma adjustments for significant acquisitions and dispositions during the period. For interim periods, the calculation is performed on an annualized basis.
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
Adjusted EBITDA: We define Adjusted EBITDA as net income (loss), plus (1) acquisition-related and other deferred revenue adjustments, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of intangible assets, (4) acquisition-related expense (income), (5) interest expense, net, (6) income tax expense (benefit), (7) litigation-related expense, (8) headquarters relocation costs, and (9) stock-based expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing the Company’s financial and operational performance, comparing this performance to the Company’s peers and competitors, and understanding the Company’s ability to generate income from ongoing business operations.

The following provides a reconciliation of GAAP net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$16,650	$(9,218)	$(10,274)
Acquisition-related and other deferred revenue adjustments	(949)	(2,157)	435
Depreciation, asset impairment, and loss on disposal of assets	25,813	44,385	19,288
Amortization of intangible assets	30,268	25,377	22,404
Acquisition-related expense (income)	363	(1,841)	1,987
Interest expense, net	3,825	1,367	1,117
Income tax expense (benefit)	10,836	(3,846)	(6,333)
Litigation-related expense	—	2	4,915
Headquarters relocation costs	3,552	—	—
Stock-based expense	36,852	38,122	37,050
Adjusted EBITDA	$127,210	$92,191	$70,589
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
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP; however, we believe that, in order to properly understand the Company’s short-term and long-term financial, operational, and strategic trends, it may be helpful for investors to exclude certain non-cash or non-recurring items when used as a supplement to financial performance measures in accordance with GAAP. These non-cash or non-recurring items result from facts and circumstances that vary in both frequency and impact on continuing operations. We also use results of operations excluding such items to evaluate our operating performance compared against prior periods, make operating decisions, determine executive compensation, and serve as a basis for long-term strategic planning. These non-GAAP financial measures provide us with additional means to understand and evaluate the operating results and trends in our ongoing business by eliminating certain non-cash expenses and other items that we believe might otherwise make comparisons of our ongoing business with prior periods more difficult, obscure trends in ongoing operations, reduce our ability to make useful forecasts, or obscure the ability to evaluate the effectiveness of certain business strategies, and management incentive structures. In addition, we also believe that investors and financial analysts find this information helpful in analyzing our financial and operational performance and comparing this performance to our peers and competitors. These non-GAAP financial measures are used in conjunction with traditional GAAP financial measures as part of our overall assessment of our performance.
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
Asset impairment and loss on disposal of assets: These items comprise gains and/or losses on the disposal and impairment of long-lived assets, which are not reflective of our ongoing operations. We believe exclusion of these items facilitates a more accurate comparison of our results of operations between periods.

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
We no longer actively market our legacy on premise software solutions to new clients, and only license these solutions to a small portion of our existing on premise clients as they expand their portfolio of rental housing properties. While we intend to continue supporting our on premise software solutions, we expect that many of the clients who license these solutions will transition to our on demand software solutions over time.
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
Product development: Product development expense consists primarily of personnel costs for our product development employees and executives and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our platform of solutions and expanding our suite of data analytics and on demand software solutions. In addition, we maintain product development and service centers in Hyderabad, India; Manila, Philippines; and Cebu City, Philippines.
Sales and marketing: Sales and marketing expense consists primarily of personnel costs for our sales, marketing, and business development employees and executives; information technology; travel and entertainment; and marketing programs. Marketing programs consist of amounts paid for services for SEO and search engine marketing (“SEM”); renter’s insurance; other advertising; trade shows; user conferences; public relations; industry sponsorships and affiliations; and product marketing. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including client relationships; key vendor and supplier relationships; and finite-lived trade names, obtained in connection with our acquisitions.
General and administrative: General and administrative expense consists of personnel costs for our executives; finance and accounting; human resources; management information systems; and legal personnel, as well as legal, accounting, and other professional service fees; and other corporate expenses.
Interest Expense and Other, Net
Interest expense, net, consists primarily of interest income and interest expense. Interest income represents earnings from our cash and cash equivalents. Interest expense is associated with amounts borrowed under the Credit Facility, capital lease obligations, and certain acquisition-related liabilities. We participate in interest rate swap agreements, the purpose of which is to eliminate variability in interest rate payments on a portion of the Term Loan. For that portion, the swap agreements replace the Term Loan's variable rate with a fixed rate.
Income Taxes
As of December 31, 2016, we had gross federal and state net operating loss ("NOL") carryforwards of approximately $158.9 million and $60.6 million, respectively. If not utilized, our federal NOL carryforwards will begin to expire in 2022, and our state NOL carryforwards will begin to expire in 2017. NOLs that we have generated are not currently subject to the carryforward limitation in Section 382 of the Internal Revenue Code (“Section 382 limitation”); however, $37.6 million of NOLs generated by our subsidiaries prior to our acquisition of them are subject to the Section 382 limitation. The limitation on these pre-acquisition NOL carryforwards will fully expire in 2035. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may also limit utilization of our federal net operating loss carryforwards.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s significant judgment is required to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. In some instances, we could reasonably use different accounting estimates, and in other instances, results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that the assumptions and estimates associated with revenue recognition; fair value measurements; business combinations; goodwill and other intangible assets with indefinite lives; impairment of long-lived assets; stock-based expense; income taxes; and capitalized product development costs have the greatest potential impact on our consolidated financial statements. Therefore, we believe the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments, assumptions, and estimates.
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
When arrangements with clients include multiple software solutions and/or services, we allocate arrangement consideration to each deliverable based on its relative selling price. In such circumstances, we determine the relative selling price for each deliverable based on vendor specific objective evidence of selling price ("VSOE"), if available, or our best estimate of selling price ("BESP"). We have determined that third-party evidence of selling price is not available as our solutions and services are not largely interchangeable with those of other vendors. Our process for determining BESP considers multiple factors, including prices charged by us for similar offerings when sold separately, pricing and discount strategies, and other business objectives.
Taxes collected from clients and remitted to governmental authorities are presented on a net basis.
On Demand Revenue
Our on demand revenue consists of license and subscription fees, transaction fees related to certain of our software-enabled value-added services, and commissions derived from us selling certain risk mitigation services.
License setup and subscription fees are comprised of a charge billed at the initial order date and monthly or annual subscription fees for accessing our on demand software solutions. The license setup fee billed at the initial order date is recognized as revenue on a straight-line basis over the longer of the contractual term or the period in which the client is expected to benefit, which we consider to be three years. Recognition starts once the product has been activated. Revenue from monthly and annual subscription fees is recognized on a straight-line basis over the access period.
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
Additionally, at times we provide for the payment of additional cash consideration to the extent certain targets are achieved in the future. The fair value of this contingent consideration is based on significant estimates and is initially recorded as part of the purchase price. Changes to the fair value are reflected in the Consolidated Statements of Operations.
Goodwill and Other Intangible Assets with Indefinite Lives
We have recorded goodwill and other intangible assets with indefinite lives in conjunction with our business acquisitions. We have determined that we have a single reporting unit. We test goodwill and other intangible assets with indefinite lives for impairment separately on an annual basis in the fourth quarter of each year. Additionally, we will test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. Factors we consider important that could trigger an impairment review include, but are not limited to, significant under-performance relative to projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business and/or product strategies, and significant industry or economic trends. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.
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
We quantitatively evaluate other intangible assets with indefinite lives by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach model. We have grouped intangible assets with indefinite lives that have been determined to be inseparable due to their interchangeable use into single units of accounting for purposes of testing for impairment. If the carrying amount of these intangible assets with indefinite lives exceeds the fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value.
Intangible Assets
Intangible assets consist of acquired developed product technologies, acquired client relationships, vendor relationships, and trade names. We record intangible assets at fair value and amortize those with finite lives over the shorter of the contractual life or the estimated useful life. We estimate the useful lives of acquired developed product technologies and client relationships based on factors that include the planned use of each developed product technology and the expected pattern of future cash flows to be derived from each developed product technology and existing client relationships. We include amortization of acquired developed product technologies in "Cost of revenue" and amortization of acquired client relationships, vendor relationships and trade names in "Sales and marketing" expenses in our Consolidated Statements of Operations. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Stock-Based Expense
We recognize compensation expense related to awards of stock options and restricted stock granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures.
We estimate the fair value of time-based vesting stock option awards using the Black-Scholes option pricing model on the date of grant and the associated expense is recognized over the requisite service period, which is generally the vesting period, on a straight-line basis. Determining the fair value of stock-based expense awards under this model requires judgment, including estimating the volatility, risk free rate, expected term, and estimated dividend yield. The assumptions used in calculating the fair value of stock-based expense awards represent our best estimates, based on management's judgment. We have granted stock options with exercise prices equal to the fair market value of our common stock, as of the grant date.
The fair value of our time-based restricted stock awards is based on the closing price of our common stock on the NASDAQ Global Select Market on the date of grant. Compensation expense for these awards is recognized on a straight-line basis over the requisite service period of three years.
The fair value of restricted stock awards with market-based and time-based vesting conditions is estimated using a discrete model based on multiple stock price-paths developed through the use of Monte Carlo simulation. Expense associated with market-based awards is recognized over the requisite service period using the graded-vesting attribution method. Changes to the assumptions underlying our valuation model may have a significant impact on the underlying value of the market-based restricted stock awards, which could have a material impact on our consolidated financial statements.
We estimate the fair value of restricted stock awards with performance-based and time-based vesting conditions based on the closing price of our common stock on the date of grant. Compensation expense for performance-based restricted stock awards is recognized when achievement of the performance condition is determined to be probable. Expense is recognized on a straight-line basis over the requisite service period.
Income Taxes
Income taxes are determined using the liability method, which results in income tax assets and liabilities arising from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The liability method requires the effect of tax rate changes on current and accumulated deferred income taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that the deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized.
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. We consider whether a valuation allowance is needed on our deferred tax assets by evaluating all positive and negative evidence relative to our ability to recover deferred tax assets, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies, if any. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
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
Capitalized Product Development Costs
We capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to our clients, as well as software programs to be used solely to meet our internal needs. The costs incurred in the preliminary stages of development related to research; project planning; training; maintenance and general and administrative activities; and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including materials, services, and payroll-related costs for employees, are capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property, equipment, and software. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Operations Data

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenue:
On demand	$542,531	$450,962	$390,622
On premise	2,836	2,970	3,094
Professional and other	22,761	14,588	10,835
Total revenue	568,128	468,520	404,551
Cost of revenue (1)	242,301	198,613	174,871
Gross profit	325,827	269,907	229,680
Operating expenses:
Product development (1)	73,607	68,799	64,418
Sales and marketing (1)	135,213	123,108	111,563
General and administrative (1)	85,013	68,814	69,202
Impairment of identified intangible assets	750	20,801	—
Total operating expenses	294,583	281,522	245,183
Operating income (loss)	31,244	(11,615)	(15,503)
Interest expense and other, net	(3,758)	(1,449)	(1,104)
Income (loss) before income taxes	27,486	(13,064)	(16,607)
Income tax expense (benefit)	10,836	(3,846)	(6,333)
Net income (loss)	$16,650	$(9,218)	$(10,274)
(1) Includes stock-based expense as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenue	$3,310	$4,046	$3,826
Product development	7,071	8,585	8,637
Sales and marketing	11,364	12,996	12,966
General and administrative	15,107	12,495	11,621

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2016	2015	2014
	(as a percentage of total revenue)
Revenue:
On demand	95.5%	96.3%	96.6%
On premise	0.5	0.6	0.8
Professional and other	4.0	3.1	2.6
Total revenue	100.0	100.0	100.0
Cost of revenue	42.6	42.4	43.2
Gross profit	57.4	57.6	56.8
Operating expenses:
Product development	13.0	14.7	15.9
Sales and marketing	23.8	26.3	27.6
General and administrative	15.0	14.7	17.1
Impairment of identified intangible assets	0.1	4.4	—
Total operating expenses	51.9	60.1	60.6
Operating income (loss)	5.5	(2.5)	(3.8)
Interest expense and other, net	(0.7)	(0.3)	(0.3)
Income (loss) before income taxes	4.8	(2.8)	(4.1)
Income tax expense (benefit)	1.9	(0.8)	(1.6)
Net income (loss)	2.9%	(2.0)%	(2.5)%
Comparison of the years ended December 31, 2016 and 2015
Revenue

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands, except dollar per average on demand unit data)
Revenue:
On demand	$542,531	$450,962	$91,569	20.3%
On premise	2,836	2,970	(134)	(4.5)
Professional and other	22,761	14,588	8,173	56.0
Total revenue	$568,128	$468,520	$99,608	21.3
On demand unit metrics:
Ending on demand units	10,989	10,568	421	4.0
Average on demand units	11,042	10,118	924	9.1
Non-GAAP on demand revenue	$541,582	$448,805	$92,777	20.7
Non-GAAP on demand revenue per average on demand unit	$50.67	$44.36	$6.31	14.2
Non-GAAP on demand annual client value	$556,813	$468,796	$88,017	18.8%
On demand revenue: Although on demand revenue decreased as a percentage of total revenue, from 96.3% in 2015 to 95.5% in 2016, in absolute dollars it increased year-over-year by $91.6 million, or 20.3%. This increase was driven by incremental revenue from our recent acquisitions, greater client adoption across our platform of solutions, and growth in the number of rental units managed with one or more of our solutions. Continued client adoption across our platforms contributed to an increase in our revenue per average on demand unit from $44.36 to $50.67, or 14.2%, during the twelve months ended December 31, 2016, as compared to the same period in 2015.
On demand revenue associated with our property management solutions grew $15.7 million, or 11.4%, during the twelve months ended December 31, 2016, as compared to the same period in 2015. This increase was driven by the growth of our OneSite and spend management solutions and benefited from incremental revenue from our recent acquisitions.

On demand revenue was most impacted by strong growth within our resident services solutions, which grew $72.0 million, or 49.2%, year-over-year. This growth is attributable to incremental revenues from our recent acquisitions and the continued growth of our other resident services solutions, most notably payments and renter's insurance.
Lease management solutions' on demand revenue decreased $4.4 million, or 3.6%, during the twelve months ended December 31, 2016, as compared to the same period in 2015. Despite growth in our online leasing and screening solutions, lease management decreased due to lower revenues from our contact center and senior leasing solutions. These decreases reflect the sale of certain assets associated with our senior living referral services in the fourth quarter of 2016 and the effect of continued unfavorable macro-economic conditions and increased competition.
On demand revenue from our asset optimization solutions increased year-over-year by $8.3 million, or 17.8%. This increase is primarily attributable to the growth of our Business Intelligence solution, revenues from which increased 37.7% from 2015 to 2016, and the continued growth of our YieldStar solution.
On premise revenue: On premise revenue decreased $0.1 million in 2016, as compared to 2015. We no longer actively market our legacy on premise software solutions to new clients and only market and support our acquired on premise software solutions. We expect on premise revenue as a percentage of our total revenue to continue to decrease as we transition on premise software to our on demand solutions.
Professional and other revenue: Professional and other services revenue increased $8.2 million for the year ended December 31, 2016, as compared to the same period in 2015. This increase is primarily attributable to incremental revenue from our recent acquisitions and our new service offerings, such as portfolio management and learning solutions.
On demand unit metrics: As of December 31, 2016, one or more of our on demand solutions was utilized in the management of approximately 11.0 million rental property units. On demand units increased year-over-year by 0.4 million units, or 4.0%, despite the sale of certain assets associated with our senior living referral services in the fourth quarter of 2016. This growth is attributable to new client sales; marketing efforts to existing clients; and our 2016 acquisitions, which contributed 2.4% to total ending on demand units.
Cost of Revenue

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands)
Cost of revenue	$210,825	$170,552	$40,273	23.6%
Stock-based expense	3,310	4,046	(736)	(18.2)
Depreciation and amortization expense	28,166	24,015	4,151	17.3
Total cost of revenue	$242,301	$198,613	$43,688	22.0%
Cost of revenue: During the year ended December 31, 2016, cost of revenue, excluding stock-based expense and depreciation and amortization expense, increased $40.3 million, as compared to the same period in 2015. A year-over-year increase in direct costs of $20.0 million was primarily attributable to incremental costs from our recent acquisitions and higher transaction volumes from our Payments solution. Personnel costs and consulting fees increased during 2016 by $11.7 million and $2.4 million, respectively, largely driven by incremental costs from our recent acquisitions. Additionally, investment in our infrastructure and the relocation of our corporate headquarters and data center drove a year-over-year increase of $5.8 million in information technology and facilities expense. Changes in stock-based expense and depreciation and amortization expense are separately addressed below.
Cost of revenue as a percentage of total revenue was 42.6% and 42.4% during the years ended December 31, 2016 and 2015, respectively. The cost of revenue from our NWP acquisition has served to increase this percentage because of NWP’s higher mix of sub-meter installation revenue and services that carry a higher direct labor cost. Excluding the effect of these factors, cost of revenue as a percentage of total revenue decreased between the periods due to the growth of our higher margin products, such as payments and renter's insurance, partially offset by higher depreciation expense.

Operating Expenses
The following analysis of operating expenses by category excludes consideration of stock-based expense and depreciation and amortization expense, which are separately addressed below.

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands)
Product development expense	$60,800	$54,935	$5,865	10.7%
Stock-based expense	7,071	8,585	(1,514)	(17.6)
Depreciation expense	5,736	5,279	457	8.7
Total product development expense	$73,607	$68,799	$4,808	7.0%
Product development: Product development expense increased $5.9 million during the year ended December 31, 2016, as compared to the same period in 2015. Personnel expense during the period increased $6.5 million, driven by additional headcount to support the development of our next generation infrastructure, new functionality, and incremental expense from our recent acquisitions. A year-over-year increase in facilities expense of $1.3 million was primarily driven by the relocation of our corporate headquarters and data center and, to a lesser extent, incremental cost from our recent acquisitions.
These increases were partially offset by a decrease in professional fees between the periods of $1.2 million, primarily attributable to the completion of prior year projects related to our lease management solutions. Additionally, a loss of $1.4 million on the disposal of assets related to in-process software development projects was recognized in 2015.
Product development as a percentage of total revenue decreased from 14.7% for the year ended December 31, 2015, to 13.0% for the same period in 2016. Improvement in this ratio was attributable to incremental revenue from acquired solutions introduced in 2016, the completion of projects related to our lease management solutions, and focused cost containment strategies.

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands)
Sales and marketing expense	$107,942	$96,778	$11,164	11.5%
Stock-based expense	11,364	12,996	(1,632)	(12.6)
Depreciation and amortization expense	15,907	13,334	2,573	19.3
Total sales and marketing expense	$135,213	$123,108	$12,105	9.8%
Sales and marketing: Sales and marketing expense for the year ended December 31, 2016, increased $11.2 million, as compared to the same period in 2015. Personnel expense increased $5.8 million year-over-year, primarily due to incremental headcount from our recent acquisitions, and investments to enhance sales productivity and expand our client engagement function. Marketing program costs increased $3.6 million during 2016, reflecting investments to accelerate client demand across our portfolio of solutions. Investment in our sales support technology infrastructure led to a year-over-year increase in information technology expense of $1.3 million, and the relocation of our corporate headquarters and data center drove an increase in facilities expense of $0.9 million.
Sales and marketing expense as a percentage of total revenue decreased from 26.3% for the year ended December 31, 2015, to 23.8% for 2016. This reduction was attributable to benefits from our cost containment strategy, leverage gained from our focus on sales productivity, and lower consulting expense. Lower stock-based expense during 2016 also contributed to the decrease. These reductions were partially offset by higher depreciation and amortization expense related to our recent acquisitions.

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands)
General and administrative expense	$64,881	$53,056	$11,825	22.3%
Stock-based expense	15,107	12,495	2,612	20.9
Depreciation expense	5,025	3,263	1,762	54.0
Total general and administrative expense	$85,013	$68,814	$16,199	23.5%
General and administrative: General and administrative expense increased $11.8 million during the year ended December 31, 2016, as compared to the same period in 2015. Personnel expense increased $6.2 million year-over-year, primarily driven by incremental headcount from our recent acquisitions and investments to support our continued growth. The relocation of our corporate headquarters and data center during 2016 drove an increase in facilities expense of $1.0 million. An increase in sales tax obligations of $2.3 million and changes in the fair value of our acquisition-related obligations of $2.8 million also contributed to higher general and administrative expense. These increases were partially offset by a decrease in professional expense of $1.7 million due to higher legal fees in 2015.
General and administrative expense as a percentage of total revenue increased from 14.7% to 15.0% during the year ended December 31, 2016, as compared to the same period in 2015. The increase in this ratio was driven by the year-over-year decrease in gains related to changes in the fair value of our acquisition-related obligations and was partially offset by lower professional fees in 2016 and benefits realized from our cost containment strategies.
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
In connection with the preparation of our third quarter 2015 financial statements, we identified indicators requiring the assessment of certain indefinite-lived trade names for impairment, primarily associated with our 2011 acquisition of MyNewPlace. Identified indicators included declines in actual and anticipated lead-generation revenues and a change in our long-term marketing strategy. As a result, we analyzed these intangible assets and recorded a $20.3 million impairment charge during the third quarter of 2015, representing the amount by which the carrying value of the indefinite-lived trade names exceeded their estimated fair value. Given the change in our long-term marketing strategy and anticipated use of the trade names, we reclassified the remaining balance to finite-lived intangible assets as of September 30, 2015, and it is being amortized on a straight-line basis over an estimated useful life of seven years.
In the fourth quarter of 2016, we sold certain assets associated with our senior living referral services with a net carrying value of $3.7 million. Based on the status of the sale negotiations at the end of the third quarter, we determined there was a possibility that certain of the assets could be impaired and performed an impairment analysis. As a result of that analysis we recorded an impairment of the associated trade names at September 30, 2016, in the amount of $0.8 million, the amount by which the carrying value of the trade names exceeded their estimated fair value on the date of analysis.
Stock-based Expense

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands)
Stock-based expense	$36,852	$38,122	$(1,270)	(3.3)%
Stock-based expense for the year ended December 31, 2016, decreased $1.3 million as compared to 2015. This decrease is primarily attributable to the impact of forfeitures and awards which became fully vested during the year ended December 31, 2016, partially offset by incremental expense from awards granted during the same period.
Depreciation and Amortization Expense

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands)
Depreciation expense	$24,566	$20,514	$4,052	19.8%
Amortization expense	30,268	25,377	4,891	19.3
Total depreciation and amortization expense	$54,834	$45,891	$8,943	19.5%
Depreciation and amortization expense increased $8.9 million year-over-year from 2015 to 2016. The increase in depreciation expense during these periods was primarily due to incremental depreciation expense from our recent acquisitions and expense arising from the relocation of our corporate headquarters and data center. Amortization expense increased during these periods primarily due to the addition of finite-lived intangible assets in connection with our recent acquisitions.

Interest Expense and Other, Net
Total amounts outstanding under our interest bearing obligations at December 31, 2016 and 2015 included:

	As of December 31,
	2016	2015
	(in thousands)
Revolving facility	$—	$40,000
Term loan	122,637	—
Interest bearing acquisition-related liabilities	3,935	5,408
Interest expense and other for the year ended December 31, 2016, increased $2.3 million as compared to the same period in 2015. This increase is primarily due to a year-over-year increase in interest expense, attributable to higher average outstanding borrowings in 2016 as a result of our $125.0 million Term Loan entered into in February 2016.
Provision for Income Taxes
For the year ended December 31, 2016, we recognized a consolidated tax expense of $10.8 million on income before income taxes of $27.5 million, resulting in an effective tax rate of 39.4%. We recognized a domestic income tax expense of $10.4 million, with an effective tax rate of 43.9%, resulting from the statutory federal tax rate and the effect of non-deductible expenses, state income tax rates, and other adjustments. We incurred foreign income tax expense of $0.4 million with an effective rate of 10.6%. Our foreign effective tax rate is lower than foreign statutory rates primarily because a significant portion of our foreign operations in India and the Philippines occur in tax advantaged economic zones or are subject to statutory tax holidays.
Comparison of the years ended December 31, 2015 and 2014
Revenue

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands, except dollar per average on demand unit data)
Revenue:
On demand	$450,962	$390,622	$60,340	15.4%
On premise	2,970	3,094	(124)	(4.0)
Professional and other	14,588	10,835	3,753	34.6
Total revenue	$468,520	$404,551	$63,969	15.8
On demand unit metrics:
Ending on demand units	10,568	9,560	1,008	10.5
Average on demand units	10,118	9,361	757	8.1
Non-GAAP on demand revenue	$448,805	$391,057	$57,748	14.8
Non-GAAP on demand revenue per average on demand unit	$44.36	$41.78	$2.58	6.2
Non-GAAP on demand annual client value	$468,796	$399,417	$69,379	17.4%
On demand revenue: On demand revenue represented 96.3% and 96.6% of our total revenue during the twelve months ended December 31, 2015 and 2014, respectively. Our on demand revenue increased $60.3 million, or 15.4%, for the twelve months ended December 31, 2015 as compared to the same period in 2014. This increase was driven by an increase in the number of rental units managed with one or more of our solutions and greater client adoption across our platform of solutions. Continued client adoption across our platforms contributed to an increase in our revenue per average on demand unit from $41.78 to $44.36, or 6.2%, during the twelve months ended December 31, 2015, as compared to the same period in 2014. Overall revenue growth continues to benefit from our investments in on demand data processing infrastructure, product development, and sales force.
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
Lease management solutions' on demand revenue grew $3.1 million, or 2.6%, during the twelve months ended December 31, 2015, as compared to the same period in 2014. This growth was driven by our screening, portal, and organic lead generation solutions, partially offset by lower revenue associated with our non-organic lead generation solutions.
On demand revenue attributed to asset optimization solutions grew $5.4 million, or 13.1%, during the twelve months ended December 31, 2015, as compared to the same period in 2014. This increase was driven by growth of the YieldStar platform and augmented by our recently released next-generation business intelligence suite, performance analytics, and revenue forecaster.
On premise revenue: On premise revenue decreased $0.1 million in 2015, as compared to 2014. Revenue from our on premise software solutions has continued to decrease as we have ceased actively marketing our legacy on premise software solutions to new clients and as many of our existing on premise clients have transitioned to our on demand software solutions.
Professional and other revenue: Professional and other services revenue increased $3.8 million in 2015, as compared to 2014, primarily from consulting and training services related to the implementation of our solutions and improved pricing strategy.
On demand unit metrics: As of December 31, 2015, one or more of our on demand solutions was utilized in the management of approximately 10.6 million rental property units, representing an increase of 1.0 million units, or 10.5%, compared to 2014. The increase in the number of rental property units managed by one or more of our on demand solutions was due to new client sales; marketing efforts to existing clients; and our 2015 acquisitions, which contributed 4.9% to total ending on demand units.
Cost of Revenue

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Cost of revenue	$170,552	$151,821	$18,731	12.3%
Stock-based expense	4,046	3,826	220	5.8
Depreciation and amortization expense	24,015	19,224	4,791	24.9
Total cost of revenue	$198,613	$174,871	$23,742	13.6%
Cost of revenue: Total cost of revenue increased $18.7 million for the twelve months ended December 31, 2015, as compared to the same period in 2014, primarily as a result of an $8.7 million increase in direct costs resulting from increased sales of our solutions, including higher transaction volumes from our payments processing solution. Additionally, personnel expense increased $8.2 million related to increased expenditures to support our growth initiatives and, to a lesser degree, increases in headcount as a result of our acquisitions. Higher technology and facility related expenses of $2.4 million also contributed to the year-over-year increase in cost of revenue. These items were partially offset by a decrease in other expenses of $0.6 million.
Operating Expenses

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Product development expense	$54,935	$50,871	$4,064	8.0%
Stock-based expense	8,585	8,637	(52)	(0.6)
Depreciation expense	5,279	4,910	369	7.5
Total product development expense	$68,799	$64,418	$4,381	6.8%
Product development: Total product development expense increased in 2015, as compared to 2014, primarily due to an increase of $2.8 million in personnel expense related to increased headcount combined with higher variable compensation. Growth in our personnel expense was partially mitigated by efficiencies realized from labor optimization initiatives. Additionally, we recognized impairment charges of $1.4 million associated with certain discontinued software development projects and information technology expense increased by $0.3 million. During the same period, consulting fees and travel expense decreased by $0.3 million and $0.1 million, respectively.

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Sales and marketing expense	$96,778	$85,178	$11,600	13.6%
Stock-based expense	12,996	12,966	30	0.2
Depreciation and amortization expense	13,334	13,419	(85)	(0.6)
Total sales and marketing expense	$123,108	$111,563	$11,545	10.3%
Sales and marketing: Total sales and marketing expense increased in 2015, as compared to 2014, primarily due to increased personnel expense of $7.6 million, consistent with our efforts to expand and invest in our sales force. During the same period, information technology expense increased $1.8 million related to our continued investment in our sales force; consulting and professional services expense increased $0.9 million; marketing programs and renter's insurance advertising fees increased $3.6 million; and other expenses increased $1.0 million year-over-year. These increases were partially offset by lower SEO and SEM activity of $3.3 million, consistent with our focus on increasing the efficiency of certain business functions.

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
General and administrative expense	$53,056	$53,828	$(772)	(1.4)%
Stock-based expense	12,495	11,621	874	7.5
Depreciation expense	3,263	3,753	(490)	(13.1)
Total general and administrative expense	$68,814	$69,202	$(388)	(0.6)%
General and administrative: Total general and administrative expense decreased $0.8 million for the twelve months ended December 31, 2015, as compared to the same period in 2014. This change was primarily due to a net decrease in the fair value of our acquisition-related liabilities of $3.4 million combined with a decrease in legal expense of $4.8 million, the majority of which related to one-time litigation and settlement costs incurred in the first quarter of 2014. These decreases were partially offset by an increase in personnel expense of $4.0 million, related to the scaling of our international operations to support the growth of our business and higher variable compensation; a net loss on the disposal and impairment of certain long-lived assets of $1.3 million, related to the implementation of our global real estate strategy and our acquisition-related activities; higher consulting and professional fees of $1.2 million; higher insurance and taxes of $0.6 million; and an increase in other expense of $0.3 million.
Stock-based Expense

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Stock-based expense	$38,122	$37,050	$1,072	2.9%
Stock-based expense for the year ended December 31, 2015, increased $1.1 million, as compared to 2014. Increased expense in 2015 was driven by new awards granted during 2015, partially offset by decreases attributable to forfeitures and awards which became fully vested after December 31, 2014.
Depreciation and Amortization Expense

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Depreciation expense	$20,514	$18,902	$1,612	8.5%
Amortization expense	25,377	22,404	2,973	13.3
Total depreciation and amortization expense	$45,891	$41,306	$4,585	11.1%
Depreciation and amortization expense increased $4.6 million year-over-year from 2014 to 2015. The increase in depreciation expense during these periods was attributable to additional assets being placed into service during the period. Amortization expense increased during these periods primarily due to the addition of finite-lived intangible assets in connection with our acquisitions.

Interest Expense and Other, Net
Total amounts outstanding under our interest-bearing obligations at December 31, 2015 and 2014:

	As of December 31,
	2015	2014
	(in thousands)
Revolving facility	$40,000	$20,000
Interest bearing acquisition-related liabilities	5,408	5,372
Interest expense for the year ended December 31, 2015, increased $0.2 million, as compared to the same period in 2014. The higher interest expense is primarily due to higher average outstanding balances on our Revolving Facility in 2015, partially offset by lower interest rates during the same period.
Provision for Income Taxes
For the year ended December 31, 2015, we recognized a consolidated tax benefit of $3.8 million on a loss before income taxes of $13.1 million, resulting in an effective tax rate of 29.4%. We recognized a domestic income tax benefit of $3.9 million, with an effective tax rate of 25.1%, resulting from the statutory federal tax rate and the effect of non-deductible expenses, state income tax rates, and other adjustments. We incurred foreign income tax expense of $0.1 million with an effective rate of 4.2%. Our foreign effective tax rate is lower than foreign statutory rates primarily because a significant portion of our foreign operations in India and the Philippines occur in tax advantaged economic zones or are subject to statutory tax holidays.
Quarterly Results of Operations
The following table presents our unaudited consolidated quarterly results of operations for the eight fiscal quarters ended December 31, 2016. This information is derived from our unaudited consolidated financial statements, and includes all adjustments that we consider necessary for the fair statement of our financial position and operating results for the quarters presented. Operating results for individual periods is not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our consolidated financial statements and the related notes to these financial statements included elsewhere in this filing.

	Three Months Ended,
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands, except per share amounts)
Revenue:
On demand	$141,627	$140,883	$136,610	$123,411	$117,090	$116,772	$110,640	$106,460
On premise	695	682	687	772	669	834	726	741
Professional and other	6,749	6,390	5,422	4,200	3,941	3,982	3,396	3,269
Total revenue	149,071	147,955	142,719	128,383	121,700	121,588	114,762	110,470
Cost of revenue	61,364	64,111	62,078	54,748	50,818	51,740	48,493	47,562
Gross profit	87,707	83,844	80,641	73,635	70,882	69,848	66,269	62,908
Operating expenses:
Product development	18,714	18,743	18,878	17,272	15,880	16,858	18,084	17,977
Sales and marketing	34,025	33,860	35,129	32,199	30,410	32,698	30,887	29,113
General and administrative	23,058	21,677	21,932	18,346	17,017	13,424	20,037	18,336
Impairment of identified intangible assets	—	750	—	—	—	20,274	—	527
Total operating expenses	75,797	75,030	75,939	67,817	63,307	83,254	69,008	65,953
Operating income (loss)	11,910	8,814	4,702	5,818	7,575	(13,406)	(2,739)	(3,045)
Interest expense and other, net	(912)	(1,064)	(1,074)	(708)	(401)	(391)	(390)	(267)
Income (loss) before income taxes	10,998	7,750	3,628	5,110	7,174	(13,797)	(3,129)	(3,312)
Income tax expense (benefit)	3,637	3,540	1,545	2,114	3,274	(5,605)	189	(1,704)
Net income (loss)	$7,361	$4,210	$2,083	$2,996	$3,900	$(8,192)	$(3,318)	$(1,608)
Net income (loss) per share attributable to common stockholders:
Basic	$0.09	$0.05	$0.03	$0.04	$0.05	$(0.11)	$(0.04)	$(0.02)
Diluted	$0.09	$0.05	$0.03	$0.04	$0.05	$(0.11)	$(0.04)	$(0.02)

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended,
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(as a percentage of total revenue)
Revenue:
On demand	95.0%	95.2%	95.7%	96.1%	96.3%	96.0%	96.4%	96.4%
On premise	0.5	0.5	0.5	0.6	0.5	0.7	0.6	0.7
Professional and other	4.5	4.3	3.8	3.3	3.2	3.3	3.0	2.9
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue	41.2	43.3	43.5	42.6	41.8	42.6	42.3	43.1
Gross profit	58.8	56.7	56.5	57.4	58.2	57.4	57.7	56.9
Operating expenses:
Product development	12.6	12.7	13.2	13.5	13.0	13.9	15.8	16.3
Sales and marketing	22.8	22.9	24.6	25.1	25.0	26.8	26.9	26.3
General and administrative	15.4	14.7	15.4	14.3	14.0	11.0	17.4	16.6
Impairment of identified intangible assets	—	0.5	—	—	—	16.7	—	0.5
Total operating expenses	50.8	50.8	53.2	52.9	52.0	68.4	60.1	59.7
Operating income (loss)	8.0	5.9	3.3	4.5	6.2	(11.0)	(2.4)	(2.8)
Interest expense and other, net	(0.6)	(0.7)	(0.8)	(0.6)	(0.3)	(0.3)	(0.3)	(0.2)
Income (loss) before income taxes	7.4	5.2	2.5	3.9	5.9	(11.3)	(2.7)	(3.0)
Income tax expense (benefit)	2.4	2.4	1.1	1.6	2.7	(4.6)	0.2	(1.5)
Net income (loss)	5.0%	2.8%	1.4%	2.3%	3.2%	(6.7)%	(2.9)%	(1.5)%
Reconciliation of Quarterly Non-GAAP Financial Measures
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the eight fiscal quarters ended December 31, 2016:

	Three Months Ended,
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands)
Net income (loss)	$7,361	$4,210	$2,083	$2,996	$3,900	$(8,192)	$(3,318)	$(1,608)
Acquisition-related and other deferred revenue adjustments	(187)	(161)	(258)	(343)	(545)	(614)	(532)	(466)
Depreciation, asset impairment, and loss on disposal of assets	6,635	7,119	6,563	5,496	5,415	25,952	6,868	6,150
Amortization of intangible assets	7,573	7,847	7,737	7,111	6,791	6,927	6,079	5,580
Acquisition-related expense (income)	695	(266)	(9)	(57)	(188)	(3,310)	565	1,092
Interest expense and other, net	937	1,079	1,090	719	401	391	308	267
Income tax expense (benefit)	3,637	3,540	1,545	2,114	3,274	(5,605)	189	(1,704)
Litigation-related expense	—	—	—	—	—	—	—	2
Headquarters relocation costs	—	1,353	1,174	1,025	—	—	—	—
Stock-based expense	9,469	8,255	10,737	8,391	7,456	8,669	11,250	10,747
Adjusted EBITDA	$36,120	$32,976	$30,662	$27,452	$26,504	$24,218	$21,409	$20,060
Liquidity and Capital Resources
Our primary sources of liquidity as of December 31, 2016, consisted of $104.9 million of cash and cash equivalents; $200.0 million available under our Revolving Facility; and $31.6 million of current assets less current liabilities (excluding $104.9 million of cash and cash equivalents and $89.6 million of deferred revenue).

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
In February 2017, we entered into the Third Amendment to Credit Agreement and Incremental Amendment ("Third Amendment") to the Credit Facility which, among other things, provided for an incremental $200.0 million delayed draw term loan ("Delayed Draw Term Loan") and extended the maturity date of the Credit Facility through 2022. This additional capacity will provide financing for our acquisition strategy. See additional discussion of the Third Amendment under the section "Contractual Obligations, Commitments, and Contingencies" below.
In January 2017, we acquired substantially all of the assets of Axiometrics. Purchase consideration was comprised of a cash payment at closing of $67.5 million, a deferred cash obligation of up to $7.5 million, and contingent cash payments of up to $5.0 million. The deferred cash obligation serves as security for our benefit against the sellers' indemnification obligations and, subject to any indemnification claims made, will be released over a period of 24 months following the acquisition date. Payment of the contingent cash obligation is dependent upon the achievement of certain revenue targets during the twelve-month period ending December 31, 2018.
In February 2017, we entered into an agreement to acquire LRO and related assets from The Rainmaker Group Holdings, Inc. Pursuant to the purchase agreement, purchase consideration will consist of a cash payment at closing of approximately $298.5 million, subject to reduction for outstanding indebtedness, unpaid transaction expenses, and a working capital adjustment, and a deferred cash obligation of up to $1.5 million. The deferred cash obligation serves as security for our benefit against the sellers' indemnification obligations and, subject to any indemnification claims made, will be released approximately twelve months following the acquisition date. The completion of the acquisition remains subject to certain standard conditions, and is expected to close during the second quarter of 2017. We expect to finance this transaction with proceeds from the Delayed Draw Term Loan.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents), and our cash flow from operations will be sufficient to fund our operations and planned capital expenditures and service our debt obligations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth; the timing and size of acquisitions; the expansion of our sales and marketing activities; the timing and extent of spending to support product development efforts; the timing of introductions of new solutions and enhancements to existing solutions; and the continuing market acceptance of our solutions. In addition to those discussed above, we may enter into acquisitions of complementary businesses, applications, or technologies in the future, which could require us to seek additional equity or debt financing. Subsequent to the execution the Third Amendment, we have term debt capacity of $200.0 million at rates similar to our existing term debt which could be used to fund future acquisitions. Additional funds may not be available on terms favorable to us, or at all.
As of December 31, 2016, we have gross federal and state NOL carryforwards of $158.9 million and $60.6 million, respectively. NOLs that we have generated are not currently subject to the Section 382 limitation; however, approximately $37.6 million of NOLs generated by our subsidiaries prior to our acquisition of them are subject to the Section 382 limitation. Our federal and state NOL carryforwards may be available to offset potential payments of future income tax liabilities. If unused, these NOL carryforwards expire at various dates beginning in 2022 for federal NOLs and in 2017 for state NOLs. Total state NOLs expiring in the next five years total approximately $5.0 million.
The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$136,216	$96,012	$69,972
Net cash used in investing activities	(145,141)	(78,361)	(79,269)
Net cash provided by (used in) financing activities	82,943	(13,339)	1,778
Net Cash Provided by Operating Activities
During 2016, net cash provided by operating activities consisted of net income of $16.7 million, net adjustments to net income of $94.4 million and a net inflow of cash from changes in working capital of $25.1 million. Adjustments to net income primarily consisted of depreciation and amortization expense of $54.8 million, stock-based expense of $36.9 million, income tax-related items of $2.4 million, and charges recognized in net income of $1.2 million related to the disposition and impairment of our long-lived assets. These items were partially offset by other adjustments totaling $0.9 million.
Changes in working capital included net cash inflows from accounts payable and accrued liabilities of $5.8 million and from changes in other current assets of $21.0 million, primarily related to the receipt of payments from our tenant improvement allowance for our new corporate headquarters. Net inflows from changes in other current and long-term liabilities of $6.0 million and deferred revenue of $4.5 million also contributed to the increase from changes in working capital. These items were partially offset by net cash outflows related to accounts receivable of $12.2 million.
In 2015, we generated $96.0 million of net cash from operating activities representing an increase compared to 2014 of $26.0 million. Our net cash from operating activities consisted of a net loss of $9.2 million, net adjustments to the net loss of $99.0 million, and cash inflows from working capital of $6.2 million.
Adjustments to the net loss consisted of a loss on disposal and impairment of assets in the amount of $23.9 million, primarily related to the impairment of certain indefinite-lived trade names associated with our 2011 acquisition of MyNewPlace; amortization and depreciation expense of $45.9 million; and stock-based expense of $38.1 million. These items were partially offset by net adjustments related to income tax items of $5.6 million and changes in the fair value of our acquisition-related liabilities of $3.3 million.
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
In 2014, we generated $70.0 million of net cash from operating activities representing an increase compared to 2013. Our net cash from operating activities consisted of our net loss of $10.3 million, net adjustments to the net loss of $68.8 million, and an increase in cash flows from working capital of $11.5 million. The increase in cash flows from working capital was due to an increase in deferred revenue of $8.4 million, an increase in accounts payable and accrued liabilities of $3.8 million, a decrease in accounts receivable of $1.9 million, and an increase in other liabilities of $0.3 million. These changes were partially offset by an increase in other assets of $2.9 million.
Net Cash Used in Investing Activities
In 2016, our investing activities resulted in a net cash outflow of $145.1 million. We used $71.4 million in our acquisitions of NWP, AssetEye, and eSupply and $70.7 million for capital expenditures. Capital expenditures during the period were primarily to support our strategy of consolidating our real estate footprint, capitalized software development costs, and to support our information technology infrastructure and were reduced by the proceeds from the sale of certain assets associated with our senior living referral services. Additionally, in the third quarter of 2016, we purchased a minority interest in an unrelated company that specializes in the aggregation of commercial lease data for $3.0 million.
In 2015, our investing activities resulted in a net cash outflow of $78.4 million. This outflow was principally attributable to expenditures of $45.3 million related to our acquisitions of Indatus and VRX. Capital expenditures, net of proceeds from disposals, of $33.1 million also contributed to the net cash outflow. These capital expenditures chiefly related to the development of new and enhancement of existing solutions combined with investments in our data processing infrastructure.
In 2014, our investing activities used $79.3 million. Cash used in investing activities included $41.9 million related to our 2014 acquisitions and $37.4 million for capital expenditures related primarily to investments in technology infrastructure to support growth initiatives. Cash used in investing activities increased, as compared to 2013, due to an increase in consideration paid in connection with our acquisition activity in the amount of $13.1 million and an increase in capital expenditures in the amount of $4.1 million.
Net Cash Provided by (Used in) Financing Activities
The net cash provided by our financing activities consisted largely of proceeds of $122.4 million from the Term Loan we entered into in February 2016, net of payments during the year ended December 31, 2016, of $2.3 million. Concurrent with the receipt of the Term Loan, we repaid $40.0 million of the outstanding Revolving Facility. Other significant uses of cash during the period included treasury stock purchases of $21.2 million under our share repurchase program, payments of acquisition-related consideration of $5.7 million, and other expenditures totaling $1.1 million consisting of financing costs related to the Term Loan and payments under our capital lease obligations. Finally, activity under our stock-based compensation plans resulted in net inflows of $28.5 million, of which $6.0 million was related to excess tax benefits from stock-based compensation.
Financing activities resulted in a net cash outflow of $13.3 million during 2015. This outflow consisted primarily of repurchases of our common stock under our stock repurchase program of $35.1 million, payments of acquisition-related liabilities of $3.7 million, and payments on capital lease obligations of $0.6 million. These outflows were partially offset by proceeds from our Revolving Facility, net of payments, of $20.0 million, which were used to finance our acquisition of Indatus, and net activity of $6.1 million related to our stock-based compensation plans.
Our financing activities resulted in a net $1.8 million increase in cash in 2014. Cash provided by financing activities during 2014 primarily consisted of borrowings, net of payments, on our Revolving Facility of $20.0 million and $5.5 million in net proceeds related to issuances of common stock under our stock-based expense plans. These proceeds were partially offset by expenditures of $15.5 million related to purchases of common stock under our stock repurchase program, $6.4 million in payments of acquisition-related liabilities, expenditures related to the origination of our 2014 Revolving Facility in the amount of $1.2 million, and capital lease payments of $0.6 million.
Contractual Obligations, Commitments, and Contingencies
The following table summarizes, as of December 31, 2016, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Long-term debt obligations (1)	$122,637	$5,469	$117,168	$—	$—
Interest obligations on long-term debt (2)	3,503	1,165	2,338	—	—
Capital lease obligations	437	313	124	—	—
Operating lease obligations (3)	96,041	11,195	21,024	15,182	48,640
Acquisition-related liabilities (4)	15,424	13,674	1,750	—	—
	$238,042	$31,816	$142,404	$15,182	$48,640

(1)	Represents the contractually required principal payments for our Term Loan and excludes unamortized debt issuance costs reflected in our consolidated balance sheets.

(2)	Future interest obligations on our floating rate debt were estimated using a LIBOR forward rate curve and include the related effects of interest rate swap agreements.

(3)	Net of income under non-cancellable subleases.

(4)	We have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2019.
Long-Term Debt Obligations
On September 30, 2014, we entered into an agreement for a secured revolving Credit Facility to refinance our outstanding revolving loans with certain lender parties. The Credit Facility provides an aggregate principal amount of up to $200.0 million, with sub-limits of $10.0 million for the issuance of letters of credit and for $20.0 million of swingline loans ("Revolving Facility"). The Credit Facility allowed us, subject to certain conditions, to request additional term loans or revolving commitments in an aggregate principal amount of up to $150.0 million, plus an amount that would not cause our consolidated net leverage ratio to exceed 3.25 to 1.00. At our option, amounts outstanding under the Credit Facility accrued interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75% ("Applicable Margin"). The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our consolidated net leverage ratio.
In February 2016, we entered into an amendment ("2016 Amendment") to the Credit Facility. The 2016 Amendment provided for an incremental term loan in the amount of $125.0 million (“Term Loan”) that is coterminous with the existing Credit Facility, reducing the amount of additional term loans or revolving commitments available under the Credit Facility to $25.0 million, plus an amount that would not cause us to exceed the consolidated net leverage ratio limitation. Under the terms of the 2016 Amendment, an additional tier was added such that the Applicable Margin now ranges from 1.25% to 2.00% for LIBOR loans, and 0.25% to 1.00% for Base Rate loans. We incurred debt issuance costs in the amount of $0.7 million in conjunction with the execution of the 2016 Amendment.
Amounts borrowed under the Revolving Facility may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan are due in quarterly installments that began in June 2016 and such amounts may not be re-borrowed. Accumulated interest on amounts outstanding under the Credit Facility is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR. All outstanding principal and accumulated interest is due upon the Credit Facility's maturity on September 30, 2019.
The Term Loan is subject to mandatory repayment requirements in the event of certain asset sales or if certain insurance or condemnation events occur, subject to customary reinvestment provisions. We may prepay the Term Loan in whole or in part at any time, without premium or penalty, with prepayment amounts to be applied to remaining scheduled principal amortization payments as specified by us.
The Credit Facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee obligations under the Credit Facility. We are also required to comply with customary affirmative and negative covenants, as well as a consolidated net leverage ratio and a consolidated interest coverage ratio. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, cannot be greater than 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. The Amendment permits us to elect to increase the maximum permitted consolidated net leverage ratio on a one-time basis to 4.00 to 1.00 following the issuance of convertible or high yield notes in an initial principal amount of at least $150.0 million. The consolidated interest coverage ratio, which is a ratio of our four previous fiscal consecutive quarters' consolidated EBITDA to our interest expense, cannot be less than 3.00 to 1.00 as of the last day of any fiscal quarter. As of December 31, 2016, we were in compliance with the covenants under our Credit Facility.
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
In February 2017, the Company entered into the Third Amendment to the Credit Facility. The Third Amendment modifies certain terms of the Credit Facility to, among other things, provide for an incremental $200.0 million Delayed Draw Term Loan which is available to be drawn until May 31, 2017, extend the maturity of the Credit Facility to February 24, 2022, and amend the amortization schedule for the Term Loan. Under the amended amortization schedule, the Company will make quarterly principal payments of 0.6% of the Term Loan's and Delayed Draw Term Loan's respective outstanding balances beginning June 30, 2017. The quarterly payment amounts increase to 1.3% of their respective outstanding balances beginning on June 30, 2018, and to 2.5% beginning on June 30, 2020. Any remaining principal balance on Term Loan and Delayed Draw Term Loan is due on the date of maturity, February 24, 2022. With the new Delayed Draw Term Loan, the existing Term Loan, and the Revolving Facility, the Credit Facility now includes $122.6 million of drawn and $400.0 million of available credit.
Except as amended, all of the existing terms of the Credit Facility remain in effect. All of the obligations under the Credit Facility, including the Delayed Draw Term Loan once drawn, are secured by substantially all of the Company's assets and by its existing and future domestic subsidiaries, except certain excluded subsidiaries, as provided in the Credit Facility.
Share Repurchase Program
On May 6, 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock for a period of up to one year after the approval date. Shares repurchased under the plan are retired. In May 2015, our board of directors approved an extension of the share repurchase program through May 6, 2016, permitting the repurchase of up to $50.0 million of our common stock during the period commencing on the extension date and ending on May 6, 2016. On April 26, 2016, our board of directors approved another one-year extension of the share repurchase program. The terms of the extension permit the repurchase of up to $50.0 million of our common stock during the period commencing on the extension day and ending on May 6, 2017.
During 2016 and 2015, we repurchased 1,012,823 shares and 1,798,199 shares, respectively, under the share repurchase program. These shares were repurchased at a weighted average cost of $20.98 and $19.51 per share and a total cost of $21.2 million and $35.1 million, respectively. At December 31, 2016 and 2015, there was $44.9 million and $22.9 million, respectively, available under the repurchase program for future purchases.
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
We had cash and cash equivalents of $104.9 million and $30.9 million at December 31, 2016 and 2015, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $122.6 million outstanding under our Term Loan at December 31, 2016. The Term Loan is reflected net of unamortized debt issuance costs of $0.5 million in the accompanying Consolidated Balance Sheets. At December 31, 2016, we had no balance outstanding under our Revolving Facility, and we had a $40.0 million outstanding balance as of December 31, 2015. At our option, amounts borrowed under the Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.00%, or the Base Rate, plus a margin ranging from 0.25% to 1.00%. The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable rates change by 10% of the December 31, 2016 closing market rates, our annual interest expense would change by less than $0.1 million.
On March 31, 2016, we entered into two interest rate swap agreements to eliminate variability in interest payments on a portion of the Term Loan. For that portion, the swap agreements replace the term note’s variable rate with a blended fixed rate of 0.89%. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt additional specific hedging strategies in the future.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
RealPage, Inc.

We have audited the accompanying consolidated balance sheets of RealPage, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index under Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 1, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
RealPage, Inc.
We have audited RealPage, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NWP Services Corporation, which is included in the 2016 consolidated financial statements of the Company and constituted approximately 14% and 19% of total and net assets, respectively, as of December 31, 2016, and approximately 9% and 12% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of NWP Services Corporation.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, the related consolidated statements of operations, comprehensive income (loss), and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 1, 2017

RealPage, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$104,886	$30,911
Restricted cash	83,654	85,461
Accounts receivable, less allowance for doubtful accounts of $2,468 and $2,318 at December 31, 2016 and 2015, respectively	92,367	74,192
Prepaid expenses	10,836	8,294
Other current assets	5,712	23,085
Total current assets	297,455	221,943
Property, equipment, and software, net	130,428	82,198
Goodwill	259,938	220,097
Identified intangible assets, net	74,976	81,280
Deferred tax assets, net	15,665	12,051
Other assets	9,636	5,632
Total assets	$788,098	$623,201
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,421	$17,448
Accrued expenses and other current liabilities	50,464	28,294
Current portion of deferred revenue	89,583	84,200
Current portion of term loan, net	5,469	—
Customer deposits held in restricted accounts	83,590	85,405
Total current liabilities	250,527	215,347
Deferred revenue	6,308	6,979
Revolving facility	—	40,000
Term loan, net	116,657	—
Other long-term liabilities	29,843	34,423
Total liabilities	403,335	296,749
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 86,062,191 and 82,919,033 shares issued and 81,087,353 and 78,793,670 shares outstanding at December 31, 2016 and 2015, respectively	86	83
Additional paid-in capital	534,348	471,668
Treasury stock, at cost: 4,974,838 and 4,125,363 shares at December 31, 2016 and 2015, respectively	(30,358)	(24,338)
Accumulated deficit	(119,260)	(120,415)
Accumulated other comprehensive loss	(53)	(546)
Total stockholders’ equity	384,763	326,452
Total liabilities and stockholders’ equity	$788,098	$623,201
See accompanying notes

RealPage, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
On demand	$542,531	$450,962	$390,622
On premise	2,836	2,970	3,094
Professional and other	22,761	14,588	10,835
Total revenue	568,128	468,520	404,551
Cost of revenue	242,301	198,613	174,871
Gross profit	325,827	269,907	229,680
Operating expenses:
Product development	73,607	68,799	64,418
Sales and marketing	135,213	123,108	111,563
General and administrative	85,013	68,814	69,202
Impairment of identified intangible assets	750	20,801	—
Total operating expenses	294,583	281,522	245,183
Operating income (loss)	31,244	(11,615)	(15,503)
Interest expense and other, net	(3,758)	(1,449)	(1,104)
Income (loss) before income taxes	27,486	(13,064)	(16,607)
Income tax expense (benefit)	10,836	(3,846)	(6,333)
Net income (loss)	$16,650	$(9,218)	$(10,274)
Net income (loss) per share attributable to common stockholders:
Basic	$0.22	$(0.12)	$(0.13)
Diluted	$0.21	$(0.12)	$(0.13)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	76,854	76,689	76,991
Diluted	77,843	76,689	76,991
See accompanying notes

RealPage, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$16,650	$(9,218)	$(10,274)
Gain on interest rate swaps, net	536	—	—
Foreign currency translation adjustment, net	(43)	(337)	(47)
Comprehensive income (loss)	$17,143	$(9,555)	$(10,321)
See accompanying notes

RealPage, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance as of January 1, 2014	80,512	$81	$390,854	$(162)	$(65,086)	(2,078)	$(11,183)	$314,504
Issuance of common stock	942	—	9,912	—	—	—	—	9,912
Issuance of restricted stock	1,758	2	—	—	—	—	—	2
Treasury stock purchased, at cost	—	—	—	—	—	(2,096)	(22,215)	(22,215)
Stock-based expense	—	—	37,050	—	—	—	—	37,050
Net tax benefit from stock-based compensation	—	—	2,248	—	—	—	—	2,248
Acquisition-related contingent consideration	—	—	(2,400)	—	—	—	—	(2,400)
Foreign currency translation	—	—	—	(47)	—	—	—	(47)
Net loss	—	—	—	—	(10,274)	—	—	(10,274)
Balance as of December 31, 2014	83,212	83	437,664	(209)	(75,360)	(4,174)	(33,398)	328,780
Issuance of common stock	848	1	12,112	—	—	—	—	12,113
Issuance of restricted stock	1,624	2	—	—	—	—	—	2
Treasury stock purchased, at cost	—	—	—	—	—	(2,716)	(41,544)	(41,544)
Retirement of treasury stock	(2,765)	(3)	(14,764)	—	(35,837)	2,765	50,604	—
Stock-based expense	—	—	38,122	—	—	—	—	38,122
Net tax deficiency from stock-based compensation	—	—	(1,466)	—	—	—	—	(1,466)
Foreign currency translation	—	—	—	(337)	—	—	—	(337)
Net loss	—	—	—	—	(9,218)	—	—	(9,218)
Balance as of December 31, 2015	82,919	83	471,668	(546)	(120,415)	(4,125)	(24,338)	326,452
Issuance of common stock	1,569	2	28,487	—	—	—	—	28,489
Issuance of restricted stock	2,587	2	(1)	—	—	—	—	1
Treasury stock purchased, at cost	—	—	—	—	—	(1,863)	(27,264)	(27,264)
Retirement of treasury stock	(1,013)	(1)	(5,748)	—	(15,495)	1,013	21,244	—
Stock-based expense	—	—	36,688	—	—	—	—	36,688
Net tax benefit from stock-based compensation	—	—	3,254	—	—	—	—	3,254
Interest rate swap agreements	—	—	—	400	—	—	—	400
Foreign currency translation	—	—	—	(43)	—	—	—	(43)
Reclassification of realized gain on cash flow hedge to earnings	—	—	—	136	—	—	—	136
Net income	—	—	—	—	16,650	—	—	16,650
Balance as of December 31, 2016	86,062	$86	$534,348	$(53)	$(119,260)	(4,975)	$(30,358)	$384,763
See accompanying notes

RealPage, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$16,650	$(9,218)	$(10,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,834	45,891	41,306
Deferred taxes	8,386	(5,219)	(7,891)
Stock-based expense	36,852	38,122	37,050
Excess tax benefit from stock-based compensation	(5,998)	(357)	(2,248)
Impairment of identified intangible assets	750	20,801	—
Loss on disposal and impairment of other long-lived assets	497	3,070	386
Acquisition-related consideration	(877)	(3,268)	173
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(12,239)	(8,701)	1,929
Prepaid expenses and other current assets	20,973	1,391	(2,363)
Other assets	83	(543)	(592)
Accounts payable	652	(806)	1,821
Accrued compensation, taxes, and benefits	5,220	3,888	1,964
Deferred revenue	4,452	10,791	8,443
Other current and long-term liabilities	5,981	170	268
Net cash provided by operating activities	136,216	96,012	69,972
Cash flows from investing activities:
Purchases of property, equipment, and software	(75,241)	(33,384)	(37,062)
Proceeds from disposal of property, equipment, and software	4,500	305	—
Acquisition of businesses, net of cash acquired	(71,400)	(45,282)	(41,947)
Intangible asset additions	—	—	(260)
Purchase of cost method investment	(3,000)	—	—
Net cash used in investing activities	(145,141)	(78,361)	(79,269)
Cash flows from financing activities:
Proceeds from term loan	124,688	—	—
Payments on term loan	(2,345)	—	—
Proceeds from revolving facility	—	51,500	68,572
Payments on revolving facility	(40,000)	(31,500)	(48,572)
Deferred financing costs	(392)	(8)	(1,188)
Payments on capital lease obligations	(548)	(574)	(562)
Payments of acquisition-related consideration	(5,684)	(3,685)	(6,419)
Issuance of common stock	28,490	12,115	9,914
Excess tax benefit from stock-based compensation	5,998	357	2,248
Purchase of treasury stock related to stock-based compensation	(6,020)	(6,461)	(6,694)
Purchase of treasury stock under share repurchase program	(21,244)	(35,083)	(15,521)
Net cash provided by (used in) financing activities	82,943	(13,339)	1,778
Net increase (decrease) in cash and cash equivalents	74,018	4,312	(7,519)
Effect of exchange rate on cash	(43)	(337)	(47)
Cash and cash equivalents:
Beginning of period	30,911	26,936	34,502
End of period	$104,886	$30,911	$26,936

RealPage, Inc.
Consolidated Statements of Cash Flows, continued
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental cash flow information:
Cash paid for interest	$2,833	$1,086	$814
Cash paid for income taxes, net of refunds	$1,961	$693	$512
Non-cash investing activities:
Accrued property, equipment, and software	$3,993	$3,424	$607
See accompanying notes

RealPage, Inc.
Notes to Consolidated Financial Statements
1. The Company
RealPage, Inc., a Delaware corporation, together with its subsidiaries, (the “Company” or “we” or “us”) is a technology provider of property management solutions that enable owners and managers of a wide variety of single family, multifamily, and vacation rental property types to manage property operations (marketing, pricing, screening, leasing, accounting, etc.), identify opportunities through market intelligence, and give data-driven insight related to the placement and harvesting of capital. Our integrated, on demand platform provides a single point of access and a massive repository of lease transaction data, including prospect, renter, and property data. By leveraging data as well as integrating and streamlining a wide range of complex processes and interactions among the apartment real estate ecosystem (owners, managers, prospects, renters, service providers, and investors), our platform improves financial operational performance and informs the prudent allocation of capital. Our solutions enable property owners and managers to optimize operational yields and investment returns through higher occupancy, improved pricing methodologies, new sources of revenue from ancillary services, improved collections, and more integrated and centralized processes.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements and footnotes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of RealPage, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the years ended December 31, 2016, 2015, and 2014 was earned in the United States. Net property, equipment, and software held were $125.3 million and $77.4 million located in the United States, and $5.1 million and $4.8 million in our international subsidiaries at December 31, 2016 and 2015, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, Spain, and India at both December 31, 2016 and 2015.
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
No single client accounted for 10% or more of our revenue or accounts receivable for the years ended December 31, 2016, 2015, or 2014. Revenues for our largest client were 5.7%, 4.6%, and 4.9% of our total revenues for the years ended December 31, 2016, 2015, and 2014, respectively.

Cash and Cash Equivalents
We consider all highly liquid investments with a maturity date, when purchased, of three months or less to be cash equivalents.
Restricted Cash
Restricted cash consists of cash collected from tenants that will be remitted primarily to our clients.
Accounts Receivable
Accounts receivable primarily represent trade receivables from clients that we present net of an allowance for doubtful accounts. For several of our solutions, we invoice clients prior to the period in which service is provided. For certain transactions, we have met the requirements to recognize revenue in advance of invoicing the client. In these instances, we record unbilled receivables for the amount that will be due from the client upon invoicing. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments, or the client canceling prior to the service being rendered. As a result, a portion of our allowance is for services not yet rendered and, therefore, classified as an offset to deferred revenue. In evaluating the sufficiency of the allowance for doubtful accounts we consider the current financial condition of the client, the specific details of the client account, the age of the outstanding balance, the current economic environment, and historical credit trends. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.
Accounts receivable are written off upon determination of non-collectability following established Company policies based on the aging from the accounts receivable invoice date. In the case of balances relating to services not yet rendered, the balance is written off when the client cancels the service or when we determine that the invoiced service will no longer be provided, whichever occurs first. During the years ended December 31, 2016, 2015, and 2014, we incurred bad debt expense of $2.4 million, $2.0 million, and $1.5 million, respectively.
Accounts receivable includes commissions due to the Company related to the sale of insurance products to individuals and commissions which are contingent based upon the activity in the underlying policies. Contingent commissions are determined based on a calculation that considers earned agent commissions, a percent of premium retained by our underwriting partner, incurred losses, and profit retained by our underwriting partner during the time period. Contingent commissions receivables are recorded at their estimated net realizable value, based on estimates and considerations which include, but are not limited to, the historical and projected loss rates incurred by the underlying policies.
Inventory
Inventories are stated at the lower of net realizable value or cost, determined on a first-in, first-out basis. The Company establishes inventory allowances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable values based on assumptions about forecasted demand, open purchase commitments, and market conditions. Inventories consist primarily of meters, including subcontract labor costs on contracts in progress.
Property, Equipment, and Software
Property, equipment, and software are recorded at cost less accumulated depreciation and amortization, which are computed using the straight-line method over the following estimated useful lives:

Data processing and communications equipment	3 - 5 years
Furniture, fixtures, and other equipment	3 - 5 years
Software	3 - 5 years
Software includes both purchased and internally developed software. Leasehold improvements are depreciated over the shorter of the lease term or twelve years. Gains and losses from asset disposals are included in the line "General and administrative" in the Consolidated Statements of Operations.
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
Impairment of Long-Lived Assets
We perform an impairment review of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant under-performance relative to current and historical or projected future operating results, significant changes in the manner of our use of the asset, or significant changes in our overall business and/or product strategies. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of these indicators, we determine the recoverability by comparing the carrying amount of the asset or asset group to net future undiscounted cash flows that the asset is expected to generate. If the asset or asset group fails this recoverability test, we would recognize an impairment charge equal to the excess of the asset's carrying value over its fair market value.
Business Combinations
The Company applies the guidance contained in ASC Topic 805, Business Combinations (“ASC 805”) in determining whether an acquisition transaction constitutes a business combination. ASC 805 defines a business as consisting of inputs and processes applied to those inputs that have the ability to create outputs. The acquisition transactions in Note 3 were determined to constitute business combinations and were accounted for under ASC 805.
Purchase consideration includes assets transferred, liabilities incurred, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combination transactions may be structured to include an up-front cash payment and deferred and/or contingent cash payments to be made at specified dates subsequent to the date of acquisition. Deferred cash payments are included in the acquisition consideration based on their fair value as of the acquisition date. The fair value of these obligations is estimated based on the present value, as of the date of acquisition, of the anticipated future payments. The future payments are discounted using a rate that considers an estimate of the return expected by a market-participant and a measurement of the risk inherent in the cash flows, among other inputs. Deferred cash payments are generally subject to adjustments specified in the underlying purchase agreement related to the seller’s indemnification obligations. Contingent cash payments are obligations to make future cash payments to the seller, the payment of which is contingent upon the achievement of stipulated operational or financial targets in the post-acquisition period. Contingent cash payments are included in the purchase consideration at their fair value as of the acquisition date. The fair value of these payments is estimated using a probability weighted discount model based on the achievement of the specified targets. The fair value of these liabilities is re-evaluated on a quarterly basis, and any change is reflected in the line “General and administrative” in the accompanying Consolidated Statements of Operations. These estimates are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur that would affect the accuracy or validity of these estimates.
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
Acquisition costs are expensed as incurred and are included in the line “General and administrative” in the accompanying Consolidated Statements of Operations. We include the results of operations from acquired businesses in our consolidated financial statements from the effective date of the acquisition.
Goodwill and Identified Intangible Assets with Indefinite Lives
We test goodwill and identified intangible assets with indefinite lives for impairment separately on an annual basis in the fourth quarter of each year. Additionally, we test these assets in the interim if events and circumstances indicate they may be impaired. The events and circumstances that we consider include, but are not limited to, significant under-performance relative to current and historical or projected future operating results and significant changes in our overall business and/or product strategies.
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
Identified Intangible Assets with Finite Lives
Identified intangible assets with finite lives consist of acquired developed technologies, client relationships, vendor relationships, and trade names. We record intangible assets at fair value and amortize those with finite lives over the shorter of the contractual life or the estimated useful life. We estimate the useful lives of acquired developed product technologies and client relationships based on factors that include the planned use of each developed product technology and the expected pattern of future cash flows to be derived from each developed product technology and existing client relationships. Estimated useful lives for identified intangible assets with finite lives consist of the following:

Developed technologies	3 - 5 years
Client relationships	3 - 10 years
Vendor relationships	7 years
Trade names	1 - 7 years
We include amortization of acquired developed technologies in "Cost of revenue" and amortization of acquired client relationships, vendor relationships and trade names in "Sales and marketing" expenses in our Consolidated Statements of Operations.
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
Our interest rate derivatives are designated as cash flow hedges and are carried in the Consolidated Balance Sheets at their fair value. Unrealized gains and losses resulting from changes in the fair value of these instruments are classified as either effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income (“AOCI”), while the ineffective portion is recorded as a component of interest expense in the period of change. Amounts reported in AOCI related to interest rate derivatives are reclassified into interest expense as interest payments are made on our variable-rate debt. If an interest rate derivative agreement is terminated prior to its maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the forecasted transactions impact earnings. If the hedging relationship is discontinued because it is probable that the forecasted transactions will not occur according to our original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately.
Other Current and Long-Term Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Accrued compensation, payroll taxes, and benefits	$19,387	$12,492
Self-insured medical plans	1,774	1,831
Current portion of liabilities related to acquisitions	13,084	6,502
Other current liabilities	16,219	7,469
Total accrued expenses and other current liabilities	$50,464	$28,294

Other long-term liabilities consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Accrued lease liability	$28,086	$27,869
Other long-term liabilities	1,757	6,554
Total other long-term liabilities	$29,843	$34,423
The accrued lease liability at December 31, 2016 and 2015 primarily consisted of deferred rent amounts related to our corporate headquarters in Richardson, Texas. See Note 9 for additional information regarding this lease.
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our subscription services described above and is recognized as the revenue recognition criteria are met. For several of our solutions, we invoice our clients in annual, monthly, or quarterly installments in advance of the commencement of the service period. Accordingly, the deferred revenue balance does not represent the total contract value of annual subscription agreements.
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
When arrangements with clients include multiple software solutions and/or services, we allocate arrangement consideration to each deliverable based on its relative selling price. In such circumstances, we determine the relative selling price for each deliverable based on vendor specific objective evidence of selling price ("VSOE"), if available, or our best estimate of selling price ("BESP"). We have determined that third-party evidence of selling price is not available as our solutions and services are not largely interchangeable with those of other vendors. Our process for determining BESP considers multiple factors, including prices charged by us for similar offerings when sold separately, pricing and discount strategies, and other business objectives.
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
As part of our risk mitigation services to the rental housing industry, we act as an insurance agent and derive commission revenue from the sale of insurance products to individuals. The commissions are based upon a percentage of the premium that the insurance company charges to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. Our contract with our underwriting partner provides for contingent commissions to be paid to us in accordance with the agreement. This agreement provides for a calculation that considers, on the policies sold by us, earned premiums less i) earned agent commissions, ii) a percent of premium retained by our underwriting partner, iii) incurred losses, and iv) profit retained by our underwriting partner during the time period. Our estimate of contingent commission revenue considers historical loss experience on the policies sold by us. If the policy is cancelled, our commissions are forfeited as a percent of the unearned premium. As a result, we recognize commissions related to these services as earned ratably over the policy term.
On Premise Revenue
Sales of our on premise software solutions consist of an annual term license, which includes maintenance and support. Clients can renew their annual term license for additional one-year terms at renewal price levels. We recognize revenue for the annual term license and support services on a straight-line basis over the contract term.
We also derive on premise revenue from multiple-element arrangements that include perpetual licenses with maintenance and other services to be provided over a fixed term. Revenue is recognized for delivered items using the residual method when we have VSOE of fair value for the undelivered items and all other criteria for revenue recognition have been met. When VSOE has not been asserted for the undelivered items, we recognize the arrangement fees ratably over the longer of the client support period or the period during which professional services are rendered.
Professional and Other Revenue
Professional services and other revenue are recognized as the services are rendered for time and material contracts. Training revenues are recognized after the services are performed.
Cost of Revenue
Cost of revenue consists primarily of salaries and related personnel expenses of our operations and support personnel, including training and implementation services; expenses related to the operation of our data centers; fees paid to third-party providers; allocations of facilities overhead costs; depreciation; amortization of acquired technologies; and amortization of capitalized software.
Stock-Based Expense
The Company recognizes compensation expense related to stock options and shares of restricted stock based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The Company generally grants time-based stock options and restricted stock awards, which vest over a specified period of time; market-based awards, which become eligible to vest only after the achievement of a condition based upon the trading price of the Company's common stock and vest over a specified period of time thereafter; and performance-based awards, which become eligible to vest upon the achievement of a specific performance condition, after which they vest over a specified period of time.
For time-based stock options and restricted stock awards and performance-based awards, expense is recognized on a straight-line basis over the requisite service period. Expense associated with market-based awards is recognized over the requisite service period using the graded-vesting attribution method.
Advertising Expenses
Advertising costs are expensed as incurred and totaled $19.4 million, $16.3 million, and $15.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
We may recognize a tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. There were no identified tax benefits that were considered uncertain positions at December 31, 2016 and 2015.

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
Legal Contingencies
We review the status of each legal contingency and record a provision for a liability when we consider that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review these provisions quarterly and make adjustments where needed as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses beyond those already accrued, may be incurred. If there is a reasonable possibility that a material loss (or additional material loss in excess of any accrual) may be incurred, we disclose an estimate of the amount of loss or range of losses, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate of loss cannot be made.
Recently Adopted Accounting Standards
We adopted Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Agreements in the first quarter of 2016. As a result of our retrospective adoption of these standards, we present term loans payable net of unamortized debt issuance costs in the Consolidated Balance Sheets. Prior to adoption of this ASU, such issuance costs were included in other assets. Our adoption of this standard did not result in a reclassification of previously reported amounts, as we did not have outstanding term loans at December 31, 2015. As required, debt issuance costs related to our secured revolving facility continue to be presented in "Other assets" in the Consolidated Balance Sheets.
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
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement and whether such an arrangement contains a software license or is solely a service contract. We adopted this standard in the first quarter of 2016 and prospectively applied the guidance to all arrangements entered into or materially modified after January 1, 2016.
Recently Issued Accounting Standards
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business to assist entities with evaluating whether a set of transferred assets and activities ("set") is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the set is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The ASU requires the changes to be implemented on a prospective basis and is applicable for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is permitted. We have not yet selected a transition date and are currently evaluating the potential impact of this amendment on our financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within, and must be applied retrospectively. Early adoption of this ASU is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. Management has not yet selected a transition date and is currently evaluating the impact of this ASU on our financial statements.

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
On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This guidance simplifies accounting for stock-based compensation. A key change is the accounting for excess tax benefits and tax deficiencies. These will be recognized as income tax expense or benefit in the income statement in the period they occur, regardless of whether the benefit reduces taxes payable in the current period. Current GAAP requires tax benefits in excess of compensation cost to be recorded as additional paid-in capital to the extent taxes payable are reduced and tax deficiencies to be recorded in equity to the extent of previous accumulated excess tax benefit and then recorded to the income statement. With the adoption of this ASU, the Company will also record previously unrecognized net operating loss carryforwards of approximately $44.1 million, less any valuation allowance determined to be necessary, related to the excess stock compensation deductions that arose but were not used in prior years. This ASU also will cause excess tax benefits to be reflected as operating cash flows and will allow the Company to elect to either estimate the number of awards that are expected to vest, as in current GAAP, or account for forfeitures as they occur.
ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. We will adopt the standard in our interim reporting period beginning January 1, 2017. Each of the various provisions within this standard has its own specified transition method; some will be applied prospectively and others will be applied on a retrospective or modified retrospective basis.
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
ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance to the beginning of the earliest comparative period presented. We have not yet selected a transition date and are currently evaluating the impact of adopting ASU 2016-02 on our financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard, as amended by certain supplementary ASU’s released in 2016, will replace most existing GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides guidance on the recognition of costs to obtain or fulfill a contract with a customer.
In August 2015, the FASB approved a one-year deferral of the new revenue reporting standard's effective date for entities reporting under U.S. GAAP. In accordance with the deferral, we have determined that we will adopt the standard in our interim reporting period beginning January 1, 2018. The new guidance may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method.
While we are continuing to assess all potential impacts of the standard, we currently expect that adoption of the standard will result in limited changes in the timing of our revenue recognition. We anticipate that commissions paid to our direct sales force will qualify as incremental costs of obtaining a contract and will be capitalized and subsequently amortized. The standard will require additional revenue disclosures in our consolidated financial statements, and we are currently developing our framework for these new disclosures.

3. Acquisitions
2016 Acquisitions
eSupply Systems, LLC
In June 2016, we acquired substantially all of the assets of eSupply Systems, LLC (“eSupply”) and those of certain entities related to eSupply. eSupply is an e-procurement software and group purchasing service which augmented our Spend Management solutions.
We acquired eSupply for a purchase price of $7.0 million, consisting of a cash payment of $5.5 million at closing and a deferred cash obligation of up to $1.6 million, payable over 18 months after the acquisition date. The fair value of the deferred cash obligation on the date of acquisition was $1.5 million. The first deferred cash payment was made in the fourth quarter of 2016. This acquisition was financed using proceeds from the Term Loan issued in February 2016.
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
AssetEye, Inc.
In May 2016, we acquired all of the issued and outstanding stock of AssetEye, Inc. (“AssetEye”). AssetEye is a data aggregation, reporting, and collaboration platform for institutions holding multiple real estate asset classes. This solution provides asset and portfolio managers with a solution to evaluate performance, trends, and operations across a portfolio with transparency into property-level data. The acquisition of AssetEye expanded the Company’s on demand solutions to serve all asset classes, including: commercial, hospitality, multifamily, single family, senior living, and student housing.
We acquired AssetEye’s issued and outstanding stock for a purchase price of $4.9 million. The purchase price consisted of a cash payment of $3.6 million at closing, net of cash acquired of $0.8 million; deferred cash obligations of $1.0 million, payable over a period of two years following the date of acquisition; contingent cash payments of up to $1.0 million if certain revenue targets are achieved during the three-month period ended September 30, 2017; and additional cash payments of $0.2 million due to former shareholders of AssetEye which are expected to be remitted over a short-term period. The fair value of the deferred and contingent cash obligations was $0.9 million and $0.2 million, respectively, at the date of acquisition. This acquisition was financed with proceeds from the Term Loan issued in February 2016.
The acquired identified intangible assets included developed technology and client relationships having useful lives of five and ten years, respectively. We recognized goodwill in the amount of $3.2 million related to this acquisition, which is primarily comprised of anticipated synergies between the AssetEye solution and our existing complementary solutions as well as our sales and marketing infrastructure. Goodwill and identified intangible assets recognized in connection with this transaction are not deductible for tax purposes.
NWP Services Corporation
In March 2016, we acquired all of the issued and outstanding stock of NWP Services Corporation (“NWP”). NWP provides a full range of utility management services, including: resident billing; payment processing; utility expense management; analytics and reporting; sub-metering and maintenance; and regulatory compliance. The primary products offered by NWP include Utility Logic, Utility Smart, Utility Genius, SmartSource, and NWP Sub-meter. We are integrating NWP into our resident services product family. The integrated platform will enable property owners and managers to increase the collection of rental utilities and energy recovery. Goodwill arising from this acquisition consists of anticipated synergies from the integration of NWP into our existing structure.
We acquired NWP’s issued and outstanding stock for an initial purchase price of $69.0 million. The purchase price consisted of a cash payment of $59.0 million at closing, net of cash acquired of $0.1 million; deferred cash obligations of $7.2 million, payable over a period of three years following the date of acquisition; and other amounts totaling $3.2 million, consisting of payments to certain employees and former shareholders of NWP that are expected to be remitted over a short-term period. The acquisition-date fair value of the deferred cash obligation was $6.8 million. This acquisition was financed with proceeds from the Term Loan issued in February 2016. Acquisition costs associated with this transaction totaled $0.3 million and were expensed as incurred.
The acquired identified intangible assets were comprised of developed technologies, trade name, and client relationships having useful lives of five, three, and ten years, respectively. Goodwill and identified intangible assets acquired in this business combination, valued at $35.3 million and $16.3 million in our initial purchase price allocation, have carryover tax bases of $0.7 million and $11.0 million, respectively, which are deductible for tax purposes. Goodwill and identified intangible assets recognized in excess of those carryover tax basis amounts are not deductible for tax purposes. Accounts receivable acquired had a gross contractual value of $11.3 million at acquisition, of which $3.4 million was estimated to be uncollectible.

We assigned approximately $10.2 million of value to deferred tax assets in our initial purchase price allocation, consisting primarily of $9.9 million of federal and state net operating losses (“NOL”). This NOL amount reflects the tax benefit from approximately $27.3 million of NOLs we expect to realize after considering various limitations and restrictions on NWP’s pre-acquisition NOLs.
In connection with the acquisition of NWP, we recorded an indemnification asset of $1.2 million, which represents the selling security holders’ obligation under the purchase agreement to indemnify the Company for the outcome of certain accrued obligations. The indemnification asset was recognized on the same basis as the corresponding liability, which is based on its estimated fair value as of the date of acquisition.
Subsequent to the acquisition date, management continued to review information relating to events and circumstances that existed at the acquisition date. This review resulted in measurement period adjustments to the provisional amounts recorded at the acquisition date related to deferred cash obligations paid to the sellers and deferred tax assets associated with the transaction. These measurement period adjustments resulted in a change in goodwill, deferred tax assets, and the deferred cash obligation of $(1.8) million, $1.0 million, and $(0.8) million, respectively.
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
The preliminary allocation of each purchase price, including the effects of the measurement period adjustments described above, was as follows:

	NWP	AssetEye	eSupply
	(in thousands)
Restricted cash	$4,960	$—	$—
Accounts receivable	7,902	90	259
Property, equipment, and software	3,194	—	—
Intangible assets:
Developed product technologies	2,740	1,638	2,160
Client relationships	12,900	1,041	1,390
Trade names	709	6	35
Goodwill	33,520	3,154	3,216
Deferred tax assets, net	11,173	—	—
Other assets, net of other liabilities	3,065	8	71
Accounts payable and accrued liabilities	(6,962)	—	(147)
Client deposits held in restricted accounts	(5,018)	—	—
Deferred revenue	—	(16)	(29)
Deferred tax liabilities, net	—	(1,010)	—
Total purchase price	$68,183	$4,911	$6,955
At December 31, 2016, deferred cash obligations related to acquisitions completed in 2016 totaled $8.7 million, and are carried net of a discount of $1.2 million in the Consolidated Balance Sheets. The aggregate fair value of contingent cash obligations related to these acquisitions was $0.5 million at December 31, 2016. During the year ended December 31, 2016, we recognized a loss of $0.3 million due to changes in the fair value of contingent cash obligations related to these acquisitions.
We made deferred cash payments of $0.1 million during the year ended December 31, 2016, related to these acquisitions. During the same period, we made payments totaling $3.3 million related to amounts due to certain employees and former shareholders of the acquired businesses described above. There were no payments of contingent cash obligations made related to these acquisitions during the year ended December 31, 2016.

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
We acquired the Indatus assets for a purchase price of $49.4 million, consisting of a cash payment of $43.8 million at closing; deferred cash payments of up to $5.0 million, payable over nineteen months after the acquisition date; and contingent cash payments of up to $2.0 million, in the aggregate, if certain revenue targets are met for the twelve months ending June 30, 2016 and 2017. The first deferred cash payment was made in the third quarter of 2016. The contingent consideration revenue targets for the twelve-month period ended June 30, 2016, were not achieved and no payment was made. If the revenue targets for the second twelve-month period are achieved, the maximum potential contingent consideration payment is $2.0 million. The fair value of the deferred and contingent cash payments was $4.7 million and $0.9 million, respectively, as of the acquisition date. Direct acquisition costs were $0.3 million and the acquisition was financed using proceeds from our Revolving Facility.
The acquired developed product technologies and client relationships have useful lives of three and ten years, respectively. The trade name acquired was amortized over a useful life of one year, based on our anticipated use of the asset. Goodwill and identified intangible assets associated with the acquisition are deductible for tax purposes. Goodwill arising from the acquisition consisted largely of synergies from the integration of Indatus with our pre-existing products and from leveraging our existing client base and sales staff.
VRX
In June 2015, we acquired certain assets from RJ Vacations, LLC and Switch Development Corporation, including the VRX product (“VRX”). VRX is a SaaS application which allows vacation rental management companies to manage the cleaning and turning of units, accounting, and document management. We integrated VRX with our Kigo vacation rental solution.
We acquired the VRX assets for a purchase price of $2.0 million, consisting of a cash payment of $1.5 million at closing and a contingent cash payment of up to $0.5 million. Payment of the contingent cash obligation was dependent upon the achievement of certain subscription or booking activity targets and is subject to adjustments specified in the acquisition agreement related to the sellers’ indemnification obligations. The contingent cash obligation had a fair value of $0.5 million, as of the acquisition date, and was due fifteen months after the date of acquisition.
The acquisition agreement also provided for the sellers to receive additional contingent cash payments of up to $3.0 million. Payment of the additional contingent cash obligations is dependent upon the achievement of certain revenue targets during the twelve month periods ending December 31, 2016, 2017, and 2018, and the sellers providing certain services during a specified period following the acquisition date. Due to this post-acquisition service requirement, the Company concluded that the additional contingent cash obligations represent post-acquisition compensation; therefore, these amounts were excluded from the purchase consideration. The revenue targets for the first contingent cash payment were not met. Additionally, one of the sellers separated from the Company prior to completing the required service period. As a result of this separation, the maximum potential payout of the remaining contingent cash payments is $1.5 million. This acquisition was financed using cash flows from operations.
The acquired developed product technologies have an estimated useful life of three years. The estimated fair value of the client relationships acquired was immaterial and these intangible assets were expensed as of the acquisition date. Goodwill arising from the acquisition consisted largely of synergies from the integration of VRX with Kigo. Goodwill and identified intangible assets associated with the acquisition are deductible for tax purposes.

Purchase Price Allocation
We allocated the purchase price of Indatus and VRX as follows:

	Indatus	VRX
	(in thousands)
Accounts receivable	$646	$—
Intangible assets:
Developed product technologies	13,400	794
Client relationships	9,770	11
Trade names	83	—
Goodwill	25,575	1,186
Other liabilities, net of other assets	(57)	—
Total purchase price	$49,417	$1,991
At December 31, 2016 and 2015, deferred cash obligations related to acquisitions completed in 2015 totaled $2.5 million and $5.1 million, and were carried net of a discount of $0.1 million and $0.2 million, respectively. Payments of deferred cash obligations related to these acquisitions totaling $2.4 million were made during the twelve months ended December 31, 2016.
The aggregate fair value of contingent cash obligations related to acquisitions completed in 2015 was immaterial at December 31, 2016, and $0.8 million at December 31, 2015. During the years ended December 31, 2016 and 2015, we recognized a net gain in the amount of $0.8 million and $0.6 million, respectively, due to changes in the fair value of the contingent cash obligations related to these acquisitions. There were no payments of contingent cash obligations made related to these acquisitions during the years ended December 31, 2016 and 2015.
2014 Acquisitions
InstaManager
In January 2014, we acquired certain assets from Bookt LLC, including the InstaManager product (“InstaManager”). InstaManager was a SaaS vacation rental booking engine used by professional managers of vacation rental properties which offered marketing websites; online pricing and availability; online booking; automated reservations; payment processing; and insurance sales. The acquisition of InstaManager expanded our product offerings to include property management software for the vacation rental market.
We acquired InstaManager for a purchase price of $9.2 million, consisting of a cash payment of $6.0 million at closing; a deferred cash payment of up to $1.0 million, payable over two years after the acquisition date; and contingent cash payments totaling up to $7.0 million if certain revenue targets were met during the twelve month periods ended March 31, 2015 and 2016. The initial fair values of the deferred and contingent cash payments were $0.8 million and $2.4 million, respectively. The deferred cash obligations were paid in the first quarters of 2015 and 2016. The performance target for the first contingent cash payment was achieved and the related payment was made in the third quarter of 2015. The second contingent cash target was not achieved and expired in the first quarter of 2016.
The acquired developed product technologies have a useful life of three years. Goodwill and identified intangible assets associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consisted largely of economies of scale from the integration of InstaManager into our pre-existing operating structure. This acquisition was financed using cash flows from operations.
We assigned an indefinite useful life to the trade name acquired, as we did not anticipate ceasing use of the trade name in the marketplace. In March 2015, we completed the integration of InstaManager with another vacation rental software product and concurrently ceased use of the trade name in marketing activities. As a result of this event, we assessed the InstaManager trade name for impairment. See further discussion of this analysis and conclusion in Note 6.
Virtual Maintenance Manager
In March 2014, we acquired certain assets from Virtual Maintenance Manager LLC, including the Virtual Maintenance Manager product (“VMM”). VMM is a SaaS product that facilitates the management of the end-to-end maintenance life cycle for single family and multifamily rental properties and provides property managers with enhanced visibility into their maintenance costs, manages resources, and provides enhanced business control for property managers. We integrated VMM into our existing Propertyware products.
We acquired the VMM assets for a purchase price of $1.2 million, consisting of a cash payment of $1.0 million at closing; deferred cash payments of up to $0.2 million, payable over two years after the acquisition date; and contingent cash payments of up to $2.0 million if certain revenue targets were met for the twelve-month periods ended June 30, 2015 and 2016. The initial fair value of the deferred and contingent cash payments was $0.2 million and less than $0.1 million, respectively. The deferred cash obligation was paid in the second quarters of 2015 and 2016. The contingent cash targets were not achieved and expired in the second quarter of 2016.
The acquired developed product technologies and client relationships were assigned useful lives of three and ten years, respectively. Goodwill and identified intangible assets associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consisted largely of economies of scale from the integration of VMM into our pre-existing operating structure and from synergies with our existing products. The acquisition of VMM was financed using cash flows from operations.
Notivus
In May 2014, we acquired certain assets from Notivus Multi-Family LLC, including the Notivus product ("Notivus"). Notivus is a SaaS application that provides an outsourced vendor credentialing solution to assist multifamily owners and managers in the credentialing and ongoing monitoring of their current and prospective vendors, suppliers, and independent contractors. We subsequently integrated Notivus into our existing Compliance Depot products.
We acquired the Notivus assets for a purchase price of $4.4 million, consisting of a cash payment of $3.6 million at closing and a deferred cash payment of up to $0.8 million, payable over two years after the acquisition date. The initial fair value of the deferred cash payment was approximately $0.8 million. The deferred cash payments were made in the third quarter of 2015 and the second quarter of 2016.
The acquired developed product technologies were assigned a useful life of three years. Goodwill and identified intangible assets associated with this acquisition are deductible for tax purposes. Goodwill arising from the acquisition consisted largely of the economies of scale from the integration of Notivus into our pre-existing operating structure and from synergies with our existing products. This acquisition was financed using cash flows from operations.
Kigo
In June 2014, we acquired all of the issued and outstanding stock of Kigo, Inc. ("Kigo"). Kigo is a SaaS vacation rental booking system based in the United States with operations in Spain. Kigo offers services for vacation rental property managers that include vacation rental calendars, scheduling, reservations, accounting, channel management, website design, payment processing, and other tasks to aid the management of leads, revenue, resources, and lodging calendars. We integrated our existing vacation rental products with Kigo and launched an enhanced version of the software in March 2015.
We acquired Kigo for a purchase price of $36.2 million, consisting of a cash payment of $30.7 million and a deferred cash payment of up to $5.5 million, payable over two and a half years after the acquisition date. Interest is accrued on the deferred cash payment at a rate equal to the one-month London Interbank Offered Rate ("LIBOR"), plus a premium of 1.00%, and is payable on the date the underlying principal is due. The first deferred cash payment was made in the first quarter of 2016. This acquisition was financed from proceeds from our Revolving Facility and cash flows from operations. Direct acquisition costs were $0.5 million.
The acquired developed product technologies and client relationships were assigned useful lives of three and ten years, respectively. The trade name acquired has an indefinite useful life as we do not plan to cease using it in the marketplace. Goodwill and identified intangible assets associated with this acquisition are not deductible for tax purposes. Goodwill arising from the acquisition consisted largely of the economies of scale from the integration of Kigo into our pre-existing operating structure and from synergies with our existing products.

Purchase Price Allocation
We allocated the purchase price for InstaManager, VMM, Notivus, and Kigo as follows:

	InstaManager	VMM	Notivus	Kigo
	(in thousands)
Intangible assets
Developed technologies	$4,490	$671	$1,840	$2,570
Client relationships	—	200	—	1,120
Trade names	527	—	—	602
Goodwill	4,135	358	2,852	32,996
Deferred revenue	(33)	—	(156)	—
Deferred tax liabilities, net	—	—	—	(495)
Net other assets (liabilities)	55	—	(141)	(547)
Total purchase price	$9,174	$1,229	$4,395	$36,246
At December 31, 2016 and 2015, deferred cash obligations related to acquisitions completed in 2014 totaled $3.9 million and $6.2 million, respectively. During the years ended December 31, 2016 and 2015, the Company paid deferred cash obligations totaling $2.5 million and $1.2 million, respectively, related to these acquisitions.
The aggregate fair value of contingent cash obligations related to acquisitions completed in 2014 was estimated to be zero at December 31, 2015. During the twelve months ended December 31, 2015, we recognized a net gain of $1.8 million related to changes in fair value and made payments totaling $0.5 million related to these acquisitions. There were no outstanding contingent cash obligations related to these acquisitions at December 31, 2016.
Acquisition Activity prior to 2014
We completed acquisitions in the years prior to 2014 for which deferred and contingent consideration obligations were included in the purchase consideration. The aggregate carrying value of deferred cash obligations related to these acquisitions was $0.1 million and $1.0 million at December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, the Company paid deferred cash obligations related to these acquisitions totaling $0.9 million and $1.4 million, respectively.
The estimated fair value of contingent cash obligations related to these acquisitions was zero at December 31, 2015. The Company made payments totaling $0.7 million and recognized a net gain of $1.1 million related to changes in the fair value of these obligations during the year ended December 31, 2015. There were no outstanding contingent cash obligations related to acquisitions completed prior to 2014 at December 31, 2016.
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the years ended December 31, 2016 and 2015 as if the aforementioned acquisitions had occurred at the beginning of each period presented. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions, including $1.4 million and $7.3 million of amortization charges from acquired intangible assets as of December 31, 2016 and 2015, respectively. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Year Ended December 31,
	2016 Pro Forma	2015 Pro Forma
	(in thousands, except per share amounts)
	(unaudited)
Total revenue	$578,985	$534,625
Net income (loss)	$16,065	$(12,075)
Net income (loss) per share:
Basic and diluted	$0.21	$(0.16)

4. Accounts Receivable and Other Current Assets
Accounts receivable consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Trade receivables from clients	$82,094	$66,839
Insurance commissions receivable	12,741	9,671
Accounts receivable, gross	94,835	76,510
Less: Allowance for doubtful accounts	(2,468)	(2,318)
Accounts receivable, net	$92,367	$74,192
Trade receivables include amounts billed to our clients, primarily under our on demand subscription solutions. Trade receivables also includes amounts invoiced to clients prior to the period in which the service is provided and amounts for which we have met the requirements to recognize revenue in advance of invoicing the client. Insurance commissions receivable consists of commissions derived from the sale of insurance products to individuals and contingent commissions related to those policies.
Other current assets consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Lease-related receivables	$449	$20,683
Inventory	2,110	548
Indemnification asset	1,220	—
Other current assets	1,933	1,854
Total other current assets	$5,712	$23,085
Lease-related receivables at December 31, 2015 consisted primarily of incentives related to the lease executed in 2015 for our new corporate headquarters and data center in Richardson, Texas. The decrease in this balance during 2016 is attributable to reimbursement payments received from the landlord related to completed leasehold improvements.
The indemnification asset and the increase in inventory between the periods arose from our acquisition of NWP Services Corporation, which was completed in the first quarter of 2016.
5. Property, Equipment, and Software
Property, equipment, and software consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Leasehold improvements	$51,242	$26,138
Data processing and communications equipment	76,773	67,871
Furniture, fixtures, and other equipment	26,513	18,253
Software	86,983	68,972
Property, equipment, and software, gross	241,511	181,234
Less: Accumulated depreciation and amortization	(111,083)	(99,036)
Property, equipment, and software, net	$130,428	$82,198
Depreciation and amortization expense for property, equipment, and purchased software was $24.5 million, $20.6 million, and $18.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The gross amount of capitalized software development costs was $55.4 million and $41.2 million and was carried net of accumulated amortization of $19.8 million and $14.0 million at December 31, 2016 and 2015, respectively. The weighted average amortization period for capitalized software development costs was 4.7 years at December 31, 2016. During the years ended December 31, 2016, 2015, and 2014, we capitalized $13.7 million, $10.5 million, and $10.9 million of software development costs, respectively. Amortization expense related to capitalized software development costs totaled $5.8 million, $3.3 million, and $1.7 million during the years ended December 31, 2016, 2015, and 2014, respectively.
We review in-progress software development projects on a periodic basis to ensure completion is assured and the development work will be placed into service as a new product or significant product enhancement. During the year ended December 31, 2015, we identified certain projects for which software development work had ceased and it was determined the projects would be discontinued. Our analysis of the capitalized costs resulted in the conclusion that they had no value outside of the respective projects for which they were originally incurred. As a result, we recognized a loss of $1.4 million during the year ended December 31, 2015, related to the disposal of these assets.
During the years ended December 31, 2016 and 2015, we modified or terminated certain operating lease agreements for office space prior to the end of the applicable lease term. We recognized an impairment charge of $1.5 million during the year ended December 31, 2015, related to leasehold improvements associated with a modified lease. No impairments of leasehold improvements associated with a modified lease were identified during 2016. Related to these lease modifications, we also disposed of fixed assets with a net carrying value of $0.6 million and $1.3 million, and recognized a net loss on disposal of $0.6 million and $0.2 million during 2016 and 2015, respectively.
The above loss and impairment charge are included in the line "General and administrative" in the accompanying Consolidated Statements of Operations.
6. Goodwill and Identified Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2016 and 2015, were as follows, in thousands:

Balance at January 1, 2015	$193,378
Goodwill acquired	26,719
Balance at December 31, 2015	220,097
Goodwill acquired	39,890
Other	(49)
Balance at December 31, 2016	$259,938
There was no impairment of goodwill recorded in 2016, 2015, or 2014.
Changes in identified intangible assets during the years ended December 31, 2016 and 2015 were as follows:

	December 31, 2015	Additions	Dispositions	Impairments	Transfers / Other	December 31, 2016
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$69,379	$6,538	$—	$—	$7	$75,924
Client relationships	96,523	15,331	(3,386)	—	—	108,468
Vendor relationships	5,650	—	—	—	—	5,650
Trade names	5,149	750	—	—	—	5,899
Total finite-lived intangible assets	176,701	22,619	(3,386)	—	7	195,941
Less: Accumulated amortization	(110,882)	(24,489)	1,904	—	—	(133,467)
Indefinite-lived intangible assets:
Trade names	15,461	—	(2,212)	(750)	3	12,502
Intangible assets, net	$81,280	$(1,870)	$(3,694)	$(750)	$10	$74,976

	December 31, 2014	Additions	Dispositions	Impairments	Transfers / Other	December 31, 2015
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$55,212	$14,194	$—	$—	$(27)	$69,379
Client relationships	86,753	9,770	—	—	—	96,523
Vendor relationships	5,650	—	—	—	—	5,650
Trade names	—	83	—	—	5,066	5,149
Total finite-lived intangible assets	147,615	24,047	—	—	5,039	176,701
Less: Accumulated amortization	(88,880)	(22,002)	—	—	—	(110,882)
Indefinite-lived intangible assets:
Trade names	41,350	—	—	(20,801)	(5,088)	15,461
Intangible assets, net	$100,085	$2,045	$—	$(20,801)	$(49)	$81,280
Amortization expense for finite-lived intangible assets totaled $24.5 million, $22.0 million, and $20.7 million during the years ended December 31, 2016, 2015, and 2014, respectively.
The following table sets forth the estimated amortization of intangible assets for the years ending December 31, in thousands:

2017	$18,797
2018	13,380
2019	9,860
2020	8,159
2021	5,545
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
In connection with the preparation of the third quarter 2015 financial statements, the Company identified indicators requiring the assessment of certain indefinite-lived trade names for impairment, primarily associated with the Company's 2011 acquisition of MyNewPlace. Identified indicators included declines in actual and anticipated lead-generation revenues and a change in the Company's long-term marketing strategy. As a result, the Company analyzed these intangible assets and recorded a $20.3 million impairment charge during the third quarter of 2015, representing the amount by which the carrying value of the indefinite-lived trade names exceeded their estimated fair value. Given the change in the Company's long-term marketing strategy and anticipated use of the trade names, the remaining balance was reclassified to finite-lived intangible assets as of September 30, 2015. The trade names were assigned an estimated useful life of seven years, amortized on a straight-line basis.
The $3.7 million of net dispositions shown above reflect our sale of certain assets associated with our senior living referral services in the fourth quarter of 2016. Based on the status of the sale negotiations at the end of the third quarter, we determined there was a possibility that certain of the assets could be impaired and performed an impairment analysis. As a result of that analysis we recorded an impairment of the associated trade names at September 30, 2016, in the amount of $0.8 million, the amount by which the carrying value of the trade names exceeded their estimated fair value on the date of analysis.
The above impairment charges are included in "Impairment of identified intangible assets" in the accompanying Consolidated Statements of Operations. See Note 12 for discussion of the methodology and inputs utilized by the Company to estimate the fair value of these indefinite-lived trade names.
7. Debt
On September 30, 2014, we entered into an agreement for a secured revolving credit facility (as amended by the Amendment discussed below, the “Credit Facility”) to refinance our outstanding revolving loans. The Credit Facility provides an aggregate principal amount of up to $200.0 million of revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans ("Revolving Facility"). The Credit Facility also allowed us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our consolidated net leverage ratio, as defined below, to exceed 3.25 to 1.00. At our option, amounts outstanding under the Credit Facility accrued interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75% ("Applicable Margin"). The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our consolidated net leverage ratio.
In February 2016, we entered into an amendment to the Credit Facility (the “Amendment”). The Amendment provides for an incremental term loan in the amount of $125.0 million (“Term Loan”) that is coterminous with the existing Credit Facility, reducing the amount of additional term loans or revolving commitments available under the Credit Facility to $25.0 million, plus an amount that would not cause us to exceed the consolidated net leverage ratio limitation. Under the terms of the Amendment, an additional tier was added such that the Applicable Margin now ranges from 1.25% to 2.00% for LIBOR loans, and 0.25% to 1.00% for Base Rate loans. We incurred debt issuance costs in the amount of $0.7 million in conjunction with the execution of the Amendment.
Revolving loans under the Credit Facility may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan are due in quarterly installments that began in June 2016 and such amounts may not be re-borrowed. Accumulated interest on amounts outstanding under the Credit Facility is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR. All outstanding principal and accumulated interest is due upon the Credit Facility's maturity on September 30, 2019.
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
The Credit Facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee obligations under the Credit Facility. We are also required to comply with customary affirmative and negative covenants, as well as a consolidated net leverage ratio and a consolidated interest coverage ratio. The consolidated net leverage ratio, which is the ratio of funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters' consolidated EBITDA, cannot be greater than 3.50 to 1.00, provided that we can elect to increase the ratio to 3.75 to 1.00 for a specified period following a permitted acquisition. The Amendment permits the Company to elect to increase the maximum permitted consolidated net leverage ratio on a one-time basis to 4.00 to 1.00 following the issuance of convertible or high yield notes in an initial principal amount of at least $150.0 million. The consolidated interest coverage ratio, which is a ratio of our four previous fiscal consecutive quarters' consolidated EBITDA to our interest expense, cannot be less than 3.00 to 1.00 as of the last day of any fiscal quarter. As of December 31, 2016, we were in compliance with the covenants under our Credit Facility.
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
Future maturities of principal under the Term Loan are as follows for the years ending December 31, in thousands:

2017	$5,469
2018	6,250
2019	110,918
$122,637
We had $122.6 million outstanding under our Term Loan at December 31, 2016. As of December 31, 2016, we had no balance outstanding under our Revolving Facility, and we had a $40.0 million outstanding balance as of December 31, 2015. The weighted-average interest rate of short-term borrowings during the years ended December 31, 2016 and 2015, was 1.75% and 1.58%, respectively. As of December 31, 2016, $200.0 million was available under our Revolving Facility, of which $10.0 million was available for the issuance of letters of credit and $20.0 million for swingline loans. We had unamortized debt issuance costs of $1.3 million and $1.0 million at December 31, 2016 and 2015, respectively. At December 31, 2016, the Term Loan was carried net of unamortized debt issuance costs of $0.5 million in the accompanying Consolidated Balance Sheets.

On March 31, 2016, the Company entered into two interest rate swap agreements (“Swap Agreements”), which are designed to mitigate our exposure to interest rate risk associated with a portion of our variable rate debt. The Swap Agreements cover an aggregate notional amount of $75.0 million from March 2016 to September 2019 by replacing the obligation’s variable rate with a blended fixed rate of 0.89%. The Company designated the Swap Agreements as cash flow hedges of interest rate risk. See additional information related to the Swap Agreements at Note 14.
We entered into an amendment of the Credit Facility in February 2017 which, among other changes, provides for an incremental $200.0 million delayed draw term loan that is available to be drawn until May 31, 2017, extends the maturity of the Credit Facility to February 24, 2022, and amends the amortization schedule for the Term Loan. Under the amended amortization schedule, the Company will make quarterly principal payments of 0.6% of the Term Loan's and Delayed Draw Term Loan's respective outstanding balances beginning June 30, 2017. The quarterly payment amounts increase to 1.3% of their respective outstanding balances beginning on June 30, 2018, and to 2.5% beginning on June 30, 2020. Any remaining principal balance on Term Loan and Delayed Draw Term Loan is due on the date of maturity, February 24, 2022. With the new delayed draw term loan, the existing Term Loan, and the Revolving Facility, the Credit Facility now includes $522.6 million of drawn or available credit. See additional discussion of the amendment in Note 20, Subsequent Events.
8. Stock-based Expense
Our Amended and Restated 1998 Stock Incentive Plan (“Stock Incentive Plan”) provided for awards which could be granted in the form of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, and performance restricted stock. In August 2010, we discontinued issuance of new awards under the Stock Incentive Plan and concurrently adopted the 2010 Equity Incentive Plan ("Equity Incentive Plan"). The Equity Incentive Plan, as amended, provides for awards which may be granted in the form of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares under substantially the same terms as the Stock Incentive Plan.
We also grant awards to our directors in accordance with the Board of Directors Policy (“Board Plan”). Prior to 2010, these awards were generally in the form of stock options. Beginning in 2010, the awards granted to our directors are generally in the form of restricted stock. The awards granted to directors generally vest ratably over a period of four quarters; however, should a director leave the board, we have the right to repurchase shares as if the awards vested on a pro rata basis.
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
Our board of directors periodically approves increases to the number of shares of common stock reserved for issuance under the Equity Incentive Plan. At December 31, 2016 and 2015, there were 27,634,259 and 25,634,259 shares of the Company's common stock reserved for awards under the Equity Incentive Plan, respectively. The exercise of stock options and grants of restricted stock are fulfilled through the issuance of previously authorized but unissued common stock shares.
Total compensation expense related to our stock-based expense plans was $36.9 million, $38.1 million, and $37.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. During the years ended December 31, 2016, 2015, and 2014, we recognized a tax benefit of $13.9 million, $14.4 million, and $14.0 million, respectively. Total unrecognized compensation expense related to our stock-based expense plans was $42.9 million at December 31, 2016, and is expected to be recognized over a weighted average period of 1.8 years. Cash proceeds related to stock-based expense transactions totaled $28.5 million, $12.1 million, and $9.9 million during the years ended December 31, 2016, 2015, and 2014, respectively.
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

The following table summarizes stock option transactions under our Stock Incentive Plan, Equity Incentive Plan, Board Plan, and MTS Plan:

	Number of Shares	Range of Exercise Prices			Weighted Average Exercise Price
January 1, 2014	5,914,802	$0.91	–	$29.50	$18.56
Granted	1,934,031	15.19	–	21.54	17.68
Exercised	(907,765)	0.91	–	21.60	10.92
Forfeited/cancelled	(1,336,894)	4.28	–	29.50	20.93
Expired	(37,286)	19.78	–	24.64	24.02
Balance at December 31, 2014	5,566,888	0.91	–	29.50	18.89
Granted	2,434,198	18.79	–	23.10	19.81
Exercised	(809,303)	0.91	–	21.60	14.97
Forfeited/cancelled	(1,389,910)	5.04	–	29.50	20.54
Balance at December 31, 2015	5,801,873	0.91	–	29.50	19.43
Exercised	(1,568,699)	1.68	–	27.18	18.16
Forfeited/cancelled	(625,431)	4.28	–	29.50	21.77
Expired	(654)	0.91	–	0.91	0.91
Balance at December 31, 2016	3,607,089	2.55	–	29.50	19.58
The below table provides information regarding outstanding stock options which were fully vested and expected to vest and exercisable options at December 31:

	2016		2015
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of options	3,606,462	2,477,474	5,795,711	2,843,655
Weighted-average remaining contractual term (in years)	6.5	5.9	7.5	6.4
Weighted-average exercise price	$19.58	$19.24	$19.43	$18.67
Aggregate intrinsic value, in thousands	$37,581	$26,659	$21,080	$13,316
The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014, was $11.3 million, $5.0 million, and $8.5 million, respectively.
The fair value of each stock option grant was estimated as of the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share for the years ended December 31, 2015 and 2014. There were no stock options awarded during the year ended December 31, 2016.

	2015	2014
Risk-free interest rate	1.5%	1.3%
Expected option life (in years)	4.6	4.4
Expected volatility	42.3%	42.8%
Weighted-average grant date fair value	$7.42	$6.44
Risk-free interest rate. This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.
Expected option life. This is the period of time that the options granted are expected to remain outstanding. This estimate is primarily based on the historical experience of the plans.
Forfeiture rate. This is the projected annual rate at which we expect awards to be forfeited in the future. We used a forfeiture rate of zero to value the awards granted during 2015 and 2014 due to the timing of when our shares vest and the expense is recorded.
Expected volatility. Volatility is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. During 2015, we began estimating expected volatility based solely on the Company's historic and expected volatility. In previous years, we estimated expected volatility using a blend of the Company's historic and expected volatility and that of publicly traded peers.

Dividend yield. This metric indicates how much the Company is expected to pay out in dividends relative to its share price during a period. We utilized a dividend yield of zero in estimating the fair value of stock options awarded in 2015 and 2014, as we do not anticipate paying dividends in the foreseeable future.
Restricted Stock Awards
Restricted stock awards entitle the holder to receive shares of our common stock as the award vests. Grants of restricted stock are classified as time-based, market-based, or performance-based depending on the vesting criteria of the award.
Time-based restricted stock awards:
Time-based restricted stock awards granted prior to February 2014, generally vest ratably over sixteen quarters following the date of grant. Awards granted during 2014 and 2015, generally vest ratably over a period of twelve quarters beginning on the first day of the quarter immediately following the grant date. Beginning in 2016, awards granted generally vest ratably over a period of twelve quarters beginning on the first day of the second calendar quarter immediately following the grant date. The fair value of time-based restricted stock awards is based on the closing price of our common stock on the date of grant. Compensation expense for time-based restricted stock awards is recognized over the vesting period on a straight-line basis.
During the years ended December 31, 2016, 2015, and 2014, the Company issued time-based restricted shares with an aggregate grant-date fair value of $16.9 million, $21.5 million, and $23.3 million vested, respectively.
A summary of time-based restricted stock award activity is presented in the table below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2014	2,090,803	$22.10
Granted	1,238,226	17.69
Vested	(1,101,143)	21.18
Forfeited/cancelled	(603,367)	20.36
Non-vested shares at December 31, 2014	1,624,519	20.01
Granted	913,077	19.84
Vested	(1,077,102)	19.78
Forfeited/cancelled	(391,788)	18.65
Non-vested shares at December 31, 2015	1,068,706	20.05
Granted	1,793,257	20.79
Vested	(841,983)	20.14
Forfeited/cancelled	(386,479)	20.21
Non-vested shares at December 31, 2016	1,633,501	20.78
Market-based restricted stock awards:
Market-based restricted stock awards become eligible for vesting upon on the achievement of specific market-based conditions based on the per share price of the Company's common stock. Shares that become eligible to vest, if any, become Eligible Shares. Eligible Shares generally vest ratably over a period of four quarters, beginning on the first day of the quarter immediately after they become Eligible Shares. Vesting is conditional upon the recipient remaining a service provider, as defined in the plan document, to the Company through each applicable vesting date.

A summary of market-based restricted stock award activity is presented in the table below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2014	—	$—
Granted	520,000	11.26
Balance at December 31, 2014	520,000	11.26
Granted	691,165	11.59
Forfeited/cancelled	(196,070)	9.39
Balance at December 31, 2015	1,015,095	11.85
Granted	794,025	13.58
Vested	(51,250)	12.52
Forfeited/cancelled	(193,710)	11.61
Balance at December 31, 2016	1,564,160	12.73
We estimate the fair value of market-based restricted stock awards using a discrete model to analyze the fair value of the subject shares. The discrete model utilizes multiple stock price-paths, through the use of Monte Carlo simulation, which are then analyzed to determine the fair value of the subject shares. The weighted average of assumptions used to value awards granted during 2016 and 2015, were as follows:

	2016	2015	2014
Risk-free interest rate	1.1%	1.1%	1.1%
Expected volatility	41.5%	38.7%	43.6%
Risk-free interest rate. We estimated the risk-free rate from the three year U.S. Treasury strip note yield curve as of the valuation date.
Expected volatility. Similar to the methodology for stock options described above, the Company now estimates expected volatility based solely on the Company's historic and expected volatility rate. In previous years, we estimated expected volatility using a blend of the Company's historic and expected volatility and that of publicly traded peers.
Expense related to the market-based restricted stock awards is recognized over the requisite service period using the graded-vesting attribution method. The requisite service period is a measure of the expected time to achieve the specified market condition plus the time-based vesting period. The expected time to achieve the market condition is estimated utilizing a Monte Carlo simulation, considering only those stock price-paths in which the market condition was achieved. The estimated requisite service period for market-based restricted stock shares issued in 2016 ranged from seven to nine quarters. Market-based restricted stock awards granted in 2015 had requisite service periods ranging between five to eleven quarters.
Performance-based restricted stock awards:
The Company has also granted performance-based restricted stock awards. These awards become eligible to vest if specified performance targets are achieved prior to the performance deadline. Subsequent to achievement of the performance target the awards vest quarterly over a one-year service period. The performance-based restricted stock awards are forfeited if the performance targets are not achieved prior to the performance deadline. Compensation expense for performance-based restricted stock awards is recognized on a straight-line basis over the requisite service period, which includes both the performance period and the subsequent time-based vesting period. Expense is only recognized if it is determined that achievement of the performance condition is probable. The fair value of performance-based restricted stock awards is based on the closing price of our common stock on the date of grant.

A summary of performance-based restricted stock award activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2014	70,000	$18.10
Forfeited/cancelled	(70,000)	18.10
Non-vested shares at December 31, 2014	—	—
Granted	20,000	18.79
Non-vested shares at December 31, 2015	20,000	18.79
Forfeited/cancelled	(20,000)	18.79
Non-vested shares at December 31, 2016	—	—
9. Commitments and Contingencies
Lease Commitments
The Company leases office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2028 and provide for renewal options. The agreements generally require the Company to pay for executory costs such as real estate taxes, insurance, and repairs.
In connection with our 2016 acquisitions, the Company assumed non-cancellable operating leases for equipment and office space. Office leases assumed include locations in Costa Mesa, California; Tampa, Florida; Ann Arbor, Michigan; and Bloomington, Minnesota. The office leases expire at various dates through 2020 and have terms substantially similar to our other office leasing arrangements. Equipment leases assumed by the Company include leases for equipment used in the general operation of the business and have lease terms expiring through 2020. These agreements have terms substantially similar to our other equipment leasing arrangements.
In May 2015, the Company entered into a lease agreement for office space located in Richardson, Texas to serve as our new corporate headquarters and data center. The lease is for a term of twelve years, beginning in 2016, and includes optional extension periods. The lease agreement contains provisions for rent escalations over the term of the lease and leasehold improvement incentives. In July 2015, the Company entered into an amendment to the lease agreement which increased the amount of leased space. The lease was again amended in July 2016, which permitted an increase in our tenant improvement allowance. We completed the move of our corporate headquarters and data center to this new facility in the third quarter of 2016. Our lease for our previous corporate headquarters expired in December 2016. At December 31, 2016 and 2015, we had a receivable for incentives under this lease of zero and $19.4 million, respectively. The decrease in the lease incentives receivable balance between the periods is attributable to reimbursements received from the landlord for completed leasehold improvements. The lease receivable is included in "Other current assets" in the accompanying Consolidated Balance Sheets.
Rent expense was $14.7 million, $10.9 million, and $11.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Minimum annual rental commitments under non-cancellable operating leases were as follows at December 31, 2016:

Minimum Lease Commitments
(in thousands)
2017	$11,195
2018	11,160
2019	9,864
2020	7,911
2021	7,271
Thereafter	48,640
$96,041
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2016 or 2015.
In the ordinary course of our business, we include standard indemnification provisions in our agreements with our clients. Pursuant to these provisions, we indemnify our clients for losses suffered or incurred in connection with third-party claims that our products infringed upon any U.S. patent, copyright, trademark, or other intellectual property right. Where applicable, we generally limit such infringement indemnities to those claims directed solely to our products and not in combination with other software or products. With respect to our products, we also generally reserve the right to resolve such claims by designing a non-infringing alternative, by obtaining a license on reasonable terms, or by terminating our relationship with the client and refunding the client’s fees.
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of December 31, 2016 or 2015.
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
On February 23, 2015, we received from the Federal Trade Commission ("FTC") a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the FCRA. We have responded to the request and requests for additional information by the FTC. At this time, we do not have sufficient information to evaluate the likelihood or merits of any potential enforcement action, or to predict the outcome or costs of responding to, or the costs, if any, of resolving this investigation.
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
At December 31, 2016 and 2015, we had accrued amounts for estimated settlement losses related to legal matters. The Company does not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
We are involved in other litigation matters not described above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
10. Net Income (Loss) per Share
Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share was computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 220,473, 912,257, and 1,273,889 were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the years ended December 31, 2016, 2015, and 2014, respectively.
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$16,650	$(9,218)	$(10,274)
Denominator:
Basic:
Weighted average shares used in computing basic net income (loss) per share:	76,854	76,689	76,991
Diluted:
Weighted average shares used in computing basic net income (loss) per share:	76,854	76,689	76,991
Add weighted average effect of dilutive securities:
Stock options and restricted stock	989	—	—
Weighted average shares used in computing diluted net income (loss) per share:	77,843	76,689	76,991
Net income (loss) per share attributable to common stockholders:
Basic	$0.22	$(0.12)	$(0.13)
Diluted	$0.21	$(0.12)	$(0.13)
11. Income Taxes
The domestic and foreign components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Domestic	$23,817	$(15,777)	$(18,768)
Foreign	3,669	2,713	2,161
Total	$27,486	$(13,064)	$(16,607)
Our income tax expense (benefit) consisted of the following components:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$401	$162	$—
State	756	797	437
Foreign	449	414	550
Total current income tax expense	1,606	1,373	987
Deferred:
Federal	9,055	(5,075)	(6,611)
State	235	156	(460)
Foreign	(60)	(300)	(249)
Total deferred income tax expense (benefit)	9,230	(5,219)	(7,320)
Total income tax expense (benefit)	$10,836	$(3,846)	$(6,333)

The reconciliation of our income tax expense (benefit) computed at the U.S. federal statutory tax rate to the actual income tax expense (benefit) is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Expense derived by applying the Federal income tax rate to income (loss) before income taxes	$9,620	$(4,572)	$(5,813)
State income tax, net of federal benefit	735	561	(177)
Foreign income tax	(922)	(813)	(477)
Benefit of assets not previously recognized	—	—	(516)
Nondeductible expenses	545	418	454
Fair value adjustment on stock acquisition	150	(52)	(28)
Stock-based expense	285	209	223
Reduction in available Federal NOL	255	350	—
Other	168	53	1
Total income tax expense (benefit)	$10,836	$(3,846)	$(6,333)
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Reserves, deferred revenue and accrued liabilities	$22,518	$8,107
Stock-based expense	17,184	15,112
Net operating loss carryforwards and tax credits	16,193	13,733
Total deferred tax assets	55,895	36,952
Deferred tax liabilities:
Property, equipment, and software	(25,626)	(10,041)
Intangible assets	(10,514)	(11,563)
Other	(4,090)	(3,297)
Total deferred tax liabilities	(40,230)	(24,901)
Net deferred tax assets	$15,665	$12,051
We periodically evaluate the realizability of our deferred tax assets. If we determine that it is more likely than not that all or a portion of such assets are not realizable, we provide a valuation allowance against the assets. We determined that no valuation allowance was required at December 31, 2016 or 2015. The determination of the level of valuation allowance, if any, required at any time is based on a forecast of future taxable income that includes many judgments and assumptions. Accordingly, it is at least reasonably possible that future changes in one or more assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.
The acquisition of the stock of NWP in March 2016 resulted in an additional net deferred tax asset of $11.2 million. This net asset includes approximately $9.6 million related to additional deferred tax assets from federal NOLs and $0.3 million related to state NOLs; $3.3 million related to property, equipment, and software; inventory and accrued expenses; and $2.0 million of deferred tax liability related to intangibles.
The acquisition of the stock of AssetEye in May 2016 resulted in additional deferred tax liabilities of $0.9 million related to intangibles. The company had no federal or state NOL carryovers.
Our tax-effected federal and state NOL carryforwards of $13.4 million and $1.5 million, respectively, and our combined federal and state tax credits of $1.3 million comprise a major component of our deferred tax assets. If not used, the underlying gross federal NOLs totaling $38.3 million will begin to expire in 2022 and the underlying state NOLs totaling $19.4 million will begin to expire in 2017, with less than $5.0 million expiring in the next five years. Approximately $0.1 million of our credits expire in 2026, and the balance has no expiration date.
In addition to the NOLs just described, we also have gross federal and state NOLs of $120.6 million and $41.2 million, respectively, for which we have not recognized benefit for financial reporting purposes. These unrecognized NOLs result from the excess of stock-based compensation deductions for tax return purposes over the expense recognized for financial reporting purposes that has not yet been realized in actual tax returns. The benefit from these excess stock compensation federal and state NOLs of approximately $42.2 million and $1.9 million, respectively, less any valuation reserve determined to be required, will be credited to retained earnings upon the Company's adoption of ASU 2016-09 effective January 1, 2017. We use the "with-and-without" method, as described in ASC 740, for purposes of determining when excess tax benefits have been realized. In 2016 and 2015, we recognized excess stock compensation benefits from NOLs of $3.1 million and $0.4 million, respectively.
Net operating losses that we have generated are not currently subject to the Section 382 limitation; however, $37.6 million of net operating losses generated by our subsidiaries prior to our acquisition of them are subject to the Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2035. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three years period also may limit utilization of the federal net operating loss carryforwards.
Our subsidiary in Hyderabad, India benefited from a tax holiday granted under the Software Technology Parks of India program that began upon commencement of business operations in 2008 and continued through March 31, 2011. During this holiday period, we were required to pay a minimum alternative tax which was available to reduce our post-holiday tax liability. Effective July 8, 2013, this subsidiary began to benefit from a tax holiday under the Special Economic Zone program. This benefit was initially granted for a five years period and applies to a portion of our operations in this location. The expiration of this tax holiday will increase our effective income tax rate. As a result of this tax holiday, the Company realized tax savings of $0.2 million, $0.4 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Our subsidiary in Manila, Philippines has benefited from Philippines income tax holiday incentives pursuant to registration with the Philippine Economic Zone Authority ("PEZA"). We have four PEZA projects that have their own income tax holiday, and applications had to be made for each project. Each PEZA project has an income tax holiday that extends past December 31, 2016, except for one that expired on November 30, 2016. This project application was not renewed; therefore, we have to pay Philippine income tax on the net income for the month of December 2016. The expiration of this tax holiday will increase our effective tax rate in 2017 approximately 0.2%. Tax savings realized under the Philippine tax holiday incentives were $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
We have recognized no provision for U.S federal and state income taxes on undistributed earnings of our foreign subsidiaries totaling approximately $9.5 million as such earnings are expected to be reinvested and are considered permanent in duration. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits of up to $2.4 million.
Uncertain Tax Positions
At December 31, 2016 and 2015, we had no unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized income tax benefits in income tax expense, and as of December 31, 2016 and 2015, there were no accrued interest and penalties.
We file consolidated and separate tax returns in the U.S. federal jurisdiction and five foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2013 and are no longer subject to state and local income tax examinations by tax authorities for years before 2012; however, net operating losses from all years continue to be subject to examinations and adjustments for at least three years following the year in which the attributes are used.
Our subsidiary, RealPage India Private Limited ("RealPage India"), is currently undergoing an income tax examination for the fiscal years beginning April 1, 2011 and April 1, 2012. The India income tax authorities have assessed RealPage India additional tax and interest of $0.2 million in total for both years. We believe the assessments are incorrect and plan to appeal the decision to the India Commissioner of Income Tax. RealPage India is also under audit for the financial year beginning April 1, 2013, but no assessment has been made at this time.
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
The prescribed fair value hierarchy is as follows:
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
Significant unobservable inputs used in the contingent consideration fair value measurements included the following at December 31, 2016 and 2015:

	2016	2015
Discount rates	14.8 - 27.8%	15.8 - 60.0%
Volatility rates	29.9%	37.0 - 53.5%
Risk free rate of return	0.7%	0.5 - 0.9%

The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, by the fair value hierarchy levels as described above:

	Fair value at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,098	$—	$1,098	$—

Liabilities:
Contingent consideration related to the acquisition of:
Indatus	2	—	—	2
AssetEye	539	—	—	539
Total liabilities measured at fair value	$541	$—	$—	$541

	Fair value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Contingent consideration related to the acquisition of:
Indatus	$814	$—	$—	$814
VRX	27	—	—	27
Total liabilities measured at fair value	$841	$—	$—	$841
There were no assets measured at fair value on a recurring basis at December 31, 2015. There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the years ended December 31, 2016 and 2015.
Changes in the fair value of Level 3 measurements for the reporting periods were as follows during the years ended December 31, 2016 and 2015, in thousands:

Balance at January 1, 2015	$4,150
Initial contingent consideration	1,414
Settlements through cash payments	(1,179)
Net gain on change in fair value	(3,544)
Balance at December 31, 2015	841
Initial contingent consideration	245
Net gain on change in fair value	(545)
Balance at December 31, 2016	$541
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

In October 2016, the Company entered into an agreement with A Place for Mom whereby we sold certain assets associated with our senior living referral services, including certain indefinite-lived trade names. Based on the status of the negotiations, we concluded there was a possibility that the negotiated assets could be impaired and performed an impairment analysis as of September 30, 2016. We estimated the aggregate fair value of the negotiated assets to be $5.0 million at September 30, 2016, based on the price at which they were sold in October 2016 in an arms-length transaction with an unrelated party. The method utilized incorporated significant unobservable inputs and the Company concluded that the measurement should be classified within Level 3.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2016 and 2015.
Financial Instruments
The financial assets and liabilities that are not measured at fair value in our Consolidated Balance Sheets include cash and cash equivalents, restricted cash, accounts receivable, cost-method investments, accounts payable and accrued expenses, acquisition-related deferred cash obligations, and obligations under the Credit Facility.
The carrying values of cash and cash equivalents; restricted cash; accounts receivable; and accounts payable and accrued expenses reported in our Condensed Consolidated Balance Sheets approximates fair value due to the short term nature of these instruments. Acquisition-related deferred cash obligations are recorded on the date of acquisition at their estimated fair value, based on the present value of the anticipated future cash flows. The difference between the amount of the deferred cash obligation to be paid and its estimated fair value on the date of acquisition is accreted over the obligation period. As a result, the carrying value of acquisition-related deferred cash obligations approximates their fair value. The Company concluded that the fair value estimates described above should be categorized within Level 3.
Due to its short-term nature and market-indexed interest rates, we concluded that the carrying value of the Revolving Facility approximates its fair value at December 31, 2015. The estimated fair value of our obligations under the Term Loan was $122.5 million at December 31, 2016. The fair value of the Term Loan was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities. The Company concluded that the fair value of the Company's debt should be categorized within Level 2.
13. Stockholders' Equity
On May 6, 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. Shares repurchased under the plan are retired. In May 2015, our board of directors approved an extension of the share repurchase program through May 6, 2016, permitting the repurchase of up to $50.0 million of our common stock during the period commencing on the extension date and ending on May 6, 2016. On April 26, 2016, our board of directors approved another one year extension of the share repurchase program. The terms of the extension permit the repurchase of up to $50.0 million of our common stock during the period commencing on the extension day and ending on May 6, 2017.
Repurchase activity during the years ended December 31, 2016, 2015, and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
Number of shares repurchased	1,012,823	1,798,199	966,595
Weighted-average cost per share	$20.98	$19.51	$16.06
Total cost of shares repurchased, in thousands	$21,244	$35,083	$15,521
14. Derivative Financial Instruments
On March 31, 2016, the Company entered into two Swap Agreements, which are designed to mitigate our exposure to interest rate risk associated with a portion of our variable rate debt. The Swap Agreements cover an aggregate notional amount of $75.0 million from March 2016 to September 2019 by replacing the obligation’s variable rate with a blended fixed rate of 0.89%. The Company designated the Swap Agreements as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of Swap Agreements is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the Swap Agreements is recognized directly in earnings. During the fiscal year ended December 31, 2016, we recognized a gain on the ineffective portion of the Swap Agreement of $0.2 million.
Amounts reported in accumulated other comprehensive loss related to the Swap Agreements will be reclassified to interest expense as interest payments are made on our variable-rate debt. The Company estimates that an additional $0.1 million will be reclassified as a decrease to interest expense during the twelve-month period ending December 31, 2017. The table below presents the notional and fair value of the Swap Agreements as well as their classification on the Consolidated Balance Sheet as of December 31, 2016:

	Balance Sheet Location	Notional	Fair Value
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Swap Agreements	Other assets	$75,000	$1,098
The Company does not offset the fair value of the Swap Agreements in an asset position against the fair value of the Swap Agreements in a liability position on the Consolidated Balance Sheet. As of December 31, 2016, the Company has not posted any collateral related to the Swap Agreements. If the Company had breached any of the Swap Agreement’s default provisions at December 31, 2016, it could have been required to settle its obligations under the Swap Agreements at their termination value of $1.1 million.
The table below presents the amount of gains and/or losses related to the effective and ineffective portions of the Swap Agreements and their location on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended December 31, 2016:

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain Recognized in OCI	Location of Gain Recognized in Income	Gain Recognized in Income	Location of Gain Recognized in Income	Gain Recognized in Income
	(in thousands)
Swap Agreements	$946	Interest expense and other	$226	Interest expense and other	$152
15. Comprehensive Income (Loss)
The following table presents the changes, and related tax effects, of each component of accumulated other comprehensive income (loss) for the fiscal years ended December 31, 2016, 2015, and 2014:

	Foreign Currency	Swap Agreements	Total
	(in thousands)
Balance at January 1, 2014	$(162)	$—	$(162)
Other comprehensive loss, net	(47)	—	(47)
Balance at December 31, 2014	(209)	—	(209)
Other comprehensive loss, net	(337)	—	(337)
Balance at December 31, 2015	(546)	—	(546)
Other comprehensive income, net	(43)	720	677
Reclassifications into earnings	—	226	226
Income tax provision	—	(410)	(410)
Balance at December 31, 2016	$(589)	$536	$(53)
16. Funds Held for Others
In connection with our payment processing services, we collect tenant funds and subsequently remit these tenant funds to our clients after varying holding periods. These funds are settled through our Originating Depository Financial Institution (“ODFI”) custodial accounts at major banks. The ODFI custodial account balance was $76.4 million and $83.0 million, and the related client deposit liability was $76.4 million and $83.0 million at December 31, 2016 and 2015, respectively. The ODFI custodial account balances are included in our Consolidated Balance Sheets as restricted cash. The corresponding liability for these custodial balances is reflected as client deposits. In connection with the timing of our payment processing services, we are exposed to credit risk in the event of nonperformance by other parties, such as returned checks. We utilize credit analysis and other controls to manage the credit risk exposure. We have not experienced any material credit losses to date. Any expected losses are included in our allowance for doubtful accounts.
The ODFI custodial accounts are in the name of RealPage Payment Processing Services, Inc. (“RPPS”), a bankruptcy-remote, special-purpose entity, that is a wholly owned subsidiary of the Company. We provide processing and administrative services to RPPS through a services agreement. The obligations of RPPS under the ODFI custodial account agreements are guaranteed by us.
In connection with our renter insurance products, we collect premiums from policy holders and subsequently remit the premium, net of our commission, to the underwriter. We maintain separate accounts for these transactions. We had $1.5 million and $1.3 million in restricted cash related to these renter insurance products at December 31, 2016 and 2015, respectively.

Related to these renter insurance products, we had $1.5 million and $1.3 million in client deposits at December 31, 2016 and 2015, respectively. Additionally, we had $5.8 million and $1.2 million in restricted cash and $5.7 million and $1.1 million in client deposits related to our utility management solutions at December 31, 2016 and 2015, respectively.
17. Employee Benefit Plans
In 1998, our board of directors approved a defined contribution plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code. Our 401(k) Plan (“Plan”) covers substantially all employees who meet a minimum service requirement. Contributions of $2.4 million, $1.9 million, and $1.3 million were made by us under the Plan for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company sponsors various retirement plans for its non-U.S. employees. Accrued liabilities related to obligations under these plans totaled $0.9 million, $0.7 million, and $0.6 million as of December 31, 2016, 2015, and 2014, respectively, and are included in current liabilities in the accompanying Consolidated Balance Sheets.
18. Cost Method Investments
In August 2016, we acquired a minority interest in an unrelated company that specializes in the aggregation of commercial lease data (“Investee”). The shares we acquired represent an ownership interest of less than 20%. We evaluated our relationship with the Investee and determined we do not have significant influence over the operations of the Investee nor is it economically dependent upon us. The carrying value of this investment at December 31, 2016, was $3.0 million and is included in “Other assets” in the accompanying Consolidated Balance Sheets.
19. Selected Quarterly Financial Data (unaudited)
The following is unaudited quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue:
On demand	$141,627	$140,883	$136,610	$123,411	$117,090	$116,772	$110,640	$106,460
On premise	695	682	687	772	669	834	726	741
Professional and other	6,749	6,390	5,422	4,200	3,941	3,982	3,396	3,269
Total revenue	149,071	147,955	142,719	128,383	121,700	121,588	114,762	110,470
Gross profit	87,707	83,844	80,641	73,635	70,882	69,848	66,269	62,908
Net income (loss)	7,361	4,210	2,083	2,996	3,900	(8,192)	(3,318)	(1,608)
Net income (loss) per share attributable to common stockholders:
Basic and Diluted	$0.09	$0.05	$0.03	$0.04	$0.05	$(0.11)	$(0.04)	$(0.02)
The above quarterly financial information should be read in conjunction with the consolidated financial statements and notes thereto included herein.
20. Subsequent Events
Acquisition Activity
In January 2017, the Company acquired substantially all of the assets of Axiometrics LLC ("Axiometrics"), a leading provider of data and analytics services for the multifamily industry. This acquisition expanded our multifamily data analytics platform and will be integrated with MPF Research, our market research database. Purchase consideration was comprised of a cash payment at closing of $67.5 million, a deferred cash obligation of up to $7.5 million, and contingent cash payments of up to $5.0 million. The deferred cash obligation serves as security for the benefit of the Company against the sellers' indemnification obligations. Subject to any indemnification claims made, the deferred cash obligation will be released over a period of 24 months following the acquisition date. Payment of the contingent cash obligation is dependent upon the achievement of certain revenue targets during the twelve months period ending December 31, 2018.
In February 2017, we entered into an agreement to acquire Lease Rent Options ("LRO") and related assets from The Rainmaker Group Holdings, Inc. The acquisition of LRO will extend our revenue management footprint, augment our repository of real-time lease transaction data, and increase our data science talent and capabilities. We expect the acquisition of LRO to increase the market penetration of our YieldStar solution and drive additional revenue growth in our asset optimization solutions. Pursuant to the asset purchase agreement, purchase consideration will be comprised of a cash payment at closing of approximately $298.5 million, subject to reduction for outstanding indebtedness, unpaid transaction expenses and a working capital adjustment, and a deferred cash obligation of up to $1.5 million. The deferred cash obligation serves as security for the benefit of the Company against the sellers' indemnification obligations. Subject to any indemnification claims made, the deferred cash obligation will be released approximately twelve months following the acquisition date. The completion of the acquisition remains subject to certain standard conditions, and is expected to close during the second quarter of 2017.
Due to the timing of the acquisitions, certain disclosures required by ASC 805, including the allocation of the purchase price, have been omitted because the initial accounting for the business combinations was incomplete as of the filing date of this report. Such information will be included in the Company's subsequent Form 10-Q.
Amendment of the Credit Facility
In February 2017, the Company entered into the Third Amendment to Credit Agreement and Incremental Amendment ("Third Amendment") to the Credit Facility with each of the lenders party thereto and Wells Fargo Bank, National Association, as the administrative agent. The Third Amendment modifies certain terms of the Credit Facility to, among other things, provide for an incremental $200.0 million delayed draw term loan ("Delayed Draw Term Loan") that is available to be drawn until May 31, 2017, extend the maturity of the Credit Facility to February 24, 2022, and amend the amortization schedule for the Term Loan. Under the amended amortization schedule, the Company will make quarterly principal payments of 0.6% of the Term Loan's and Delayed Draw Term Loan's respective outstanding balances beginning June 30, 2017. The quarterly payment amounts increase to 1.3% of their respective outstanding balances beginning on June 30, 2018, and to 2.5% beginning on June 30, 2020. Any remaining principal balance on Term Loan and Delayed Draw Term Loan is due on the date of maturity, February 24, 2022. With the new Delayed Draw Term Loan, the existing Term Loan, and the Revolving Facility, the Credit Facility now includes $522.6 million of drawn or available credit.
Except as amended, all of the existing terms of the Credit Facility remain in effect. All of the obligations under the Credit Facility, including the Delayed Draw Term Loan once drawn, are secured by substantially all of the Company's assets and by its existing and future domestic subsidiaries, except certain excluded subsidiaries, as provided in the Credit Facility.
Proceeds from the Delayed Draw Term Loan will be used to finance our anticipated acquisition of LRO.

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
Under supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 framework). Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NWP Services Corporation, which is included in the 2016 consolidated financial statements of the Company and constituted approximately 14% and 19% of total and net assets, respectively, as of December 31, 2016, and approximately 9% and 12% of total revenues and net income, respectively, for the year then ended. Based on our evaluation using criteria set by COSO, management concluded internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which is stated in their report included in Part II Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls
There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

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
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
REALPAGE, INC.
December 31, 2016
(in thousands)
Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions Charged to Income	Deductions (1)	Balance at End of Year
Year ended December 31:
2014	$914	$3,676	$(2,227)	$2,363
2015	2,363	3,377	(3,422)	2,318
2016	2,318	4,786	(4,636)	2,468

(1)	Uncollectible accounts written off, net of recoveries, and administrative corrections

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richardson, State of Texas, on this 1st day of March, 2017.

REALPAGE, INC.

By:	/s/ Stephen T. Winn
Stephen T. Winn
Chairman of the Board of Directors, Chief Executive Officer,
President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen T. Winn Stephen T. Winn	Chairman of the Board of Directors, Chief Executive Officer, President and Director (Principal Executive Officer)	3/1/2017

/s/ W. Bryan Hill W. Bryan Hill	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	3/1/2017

/s/ Alfred R. Berkeley Alfred R. Berkeley	Director	3/1/2017

/s/ Peter Gyenes Peter Gyenes	Director	3/1/2017

/s/ Scott S. Ingraham Scott S. Ingraham	Director	3/1/2017

/s/ Charles F. Kane Charles F. Kane	Director	3/1/2017

/s/ Jeffrey T. Leeds Jeffrey T. Leeds	Director	3/1/2017

/s/ Kathryn V. Marinello Kathryn V. Marinello	Director	3/1/2017

/s/ Jason A. Wright Jason A. Wright	Director	3/1/2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated February 23, 2016, among the Registrant, RP Newco XVIII Inc., NWP Services Corporation and Ronald Reed, as Shareholder Representative	8-K	2/23/2016	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers	S-1	4/29/2010	10.1
10.2	Amended and Restated 1998 Stock Incentive Plan (June 2010) +	S-1	6/7/2010	10.2G
10.3	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	4/29/2010	10.2A, 10.2B, 10.2C, 10.2D
10.4	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	6/7/2010	10.2E, 10.2F, 10.2H
10.5	Form of Director's Nonqualified Stock Option Agreement+	S-1	4/29/2010	10.3
10.6	Form of Notice of Grant of Restricted Shares (Outside Directors) +	S-1	6/7/2010	10.49
10.7	2010 Equity Incentive Plan, as Amended and Restated June 4, 2014+	DEF-14A	4/17/2014	Appendix A
10.8	First Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	1/21/2015	10.1
10.9	Second Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	4/7/2015	10.1
10.10	Third Amendment to the Amended and Restated 2010 Equity Incentive Plan+	10-Q	5/6/2016	10.1
10.11	Forms of Stock Option Award Agreements and Restricted Stock Award Agreements approved for use under the 2010 Equity Incentive Plan+	S-8	8/17/2010	4.6, 4.7, 4.8, 4.9
10.12	Stand-Alone Stock Option Agreement between the Registrant and Peter Gyenes, dated February 25, 2010+	S-1	4/29/2010	10.7
10.13	Form of Stock Bonus Agreement between the Registrant and Stephen T. Winn, dated as of February 24, 2014+	8-K	2/24/2014	10.2
10.14	Amendment No. 1 to Stock Bonus Agreement between the Registrant and Stephen T. Winn, dated as of July 31, 2014+	8-K	8/4/2014	10.1
10.15	Form of Stock Bonus Agreement between the Registrant and each of W. Bryan Hill and William Chaney, dated as of July 31, 2014+	8-K	8/4/2014	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.16	Form of Stock Option Award Agreement between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.1
10.17	Form of Stock Option Award Agreement between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.2
10.18	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.3
10.19	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.4
10.20	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.5
10.21	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.6
10.22	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.4
10.23	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.5
10.24	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.6
10.25	Form of 2016 Management Incentive Plan+	10-Q	5/6/2016	10.3
10.26	RealPage, Inc. Management Incentive Plan+	DEF-14A	4/17/2014	Appendix B
10.27	Employment Agreement between the Registrant and W. Bryan Hill, dated March 24, 2014+	8-K	3/24/2014	10.1
10.28	Amended and Restated Employment Agreement between the Registrant and Stephen T. Winn dated as of March 1, 2015+	8-K	3/5/2015	10.11
10.29	Amended and Restated Employment Agreement between the Registrant and Stephen T. Winn dated as of October 26, 2016+	8-K	10/31/2016	10.1
10.30	Amended and Restated Employment Agreement between the Registrant and W. Bryan Hill dated as of March 1, 2015+	8-K	3/5/2015	10.12
10.31	Amended and Restated Employment Agreement between the Registrant and William Chaney dated as of March 1, 2015+	8-K	3/5/2015	10.13
10.32	Employment Agreement between the Registrant and Daryl Rolley, dated February 9, 2015+	10-Q	5/8/2015	10.16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.33	Employment Agreement between the Registrant and David Monk, dated May 1, 2015+	10-Q	8/7/2015	10.18
10.34	Employment Agreement between the Registrant and Ashley Chaffin Glover, dated August 3, 2016+	10-Q	11/8/2016	10.2
10.35	Exhibit I to the Employment Agreement between the Registrant and Ashley Glover referenced herein as Exhibit 10.34+	8-K	3/5/2015	10.4
10.36	Exhibit II to the Employment Agreement between the Registrant and Ashley Glover referenced herein as Exhibit 10.34+	8-K	3/5/2015	10.6
10.37	Separation Agreement between the Registrant and Daryl Rolley, dated July 31, 2016	10-Q	11/8/2016	10.5
10.38	Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated July 23, 1999	S-1	4/29/2010	10.39
10.39	First Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated November 29, 1999	S-1	4/29/2010	10.40
10.40	Second Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated January 30, 2006	S-1	4/29/2010	10.41
10.41	Third Amendment to Lease Agreement between the Registrant and CB Parkway Business Center V, Ltd., dated August 28, 2006	S-1	4/29/2010	10.42
10.42	Fourth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated November 2007	S-1	4/29/2010	10.43
10.43	Fifth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated February 4, 2009	S-1	4/29/2010	10.44
10.44	Sixth Amendment to Lease Agreement between the Registrant and ARI-Commercial Properties, Inc., dated March 30, 2009	S-1	4/29/2010	10.45
10.45	Lease Agreement between the Registrant and Savoy IBP 8, Ltd., dated August 28, 2006	S-1	4/29/2010	10.46
10.46	First Amendment to Lease Agreement among the Registrant, ARI-International Business Park, LLC, ARI-IBP 1, LLC, ARI-IBP 2, LLC, ARI-IBP 3, LLC, ARI-IBP 4, LLC, ARI-IBP 5, LLC, ARI-IBP 6, LLC, ARI-IBP 7, LLC, ARI-IBP 8, LLC, ARI-IBP 9, LLC, ARI-IBP 11, LLC and ARI-IBP 12, LLC, dated December 28, 2009	S-1	4/29/2010	10.47
10.47	Lease Agreement dated June 2, 2015 by and between the Registrant and Lakeside Campus Partners, LP	8-K	6/4/2015	10.1
10.48	First Amendment to the Lease Agreement dated July 27, 2015 by and between the Registrant and Lakeside Campus Partners, LP	10-Q	8/7/2015	10.20
10.49	Second Amendment to the Lease Agreement dated July 8, 2016 by and between the Registrant and Lakeside Campus Partners, LP	10-Q	11/8/2016	10.10
10.50	Credit Agreement by and among the Registrant, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, dated September 30, 2014	10-Q	11/10/2014	10.1
10.51	First Amendment to Credit Agreement and Incremental Amendment among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated February 26, 2016	10-Q	5/6/2016	10.2

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.52	Collateral Agreement by and among the Registrant, certain of its subsidiaries from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of September 30, 2014	10-Q	11/10/2014	10.2
10.53	Guaranty Agreement made by certain domestic subsidiaries of Registrant in favor of Wells Fargo Bank, National Association, as administrative agent, dated as of September 30, 2014	10-Q	11/10/2014	10.3
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X

+	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith