Form 10-Q
period 2017-03-31
REALPAGE INC
filed 2017-05-08
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 21, 2017
Common Stock, $0.001 par value	82,681,996

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,516	$104,886
Restricted cash	96,430	83,654
Accounts receivable, less allowance for doubtful accounts of $2,372 and $2,468 at March 31, 2017 and December 31, 2016, respectively	88,052	92,367
Prepaid expenses	13,033	10,836
Other current assets	4,654	5,712
Total current assets	261,685	297,455
Property, equipment, and software, net	138,379	130,428
Goodwill	312,837	259,938
Identified intangible assets, net	94,381	74,976
Deferred tax assets, net	59,195	15,665
Other assets	10,430	9,636
Total assets	$876,907	$788,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,742	$21,421
Accrued expenses and other current liabilities	42,460	50,464
Current portion of deferred revenue	98,270	89,583
Current portion of term loan	3,125	5,469
Customer deposits held in restricted accounts	96,313	83,590
Total current liabilities	268,910	250,527
Deferred revenue	6,173	6,308
Term loan, net	117,746	116,657
Other long-term liabilities	32,739	29,843
Total liabilities	425,568	403,335
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 86,567,236 and 86,062,191 shares issued and 82,867,780 and 81,087,353 shares outstanding at March 31, 2017 and December 31, 2016, respectively	86	86
Additional paid-in capital	552,412	534,348
Treasury stock, at cost: 3,699,456 and 4,974,838 shares at March 31, 2017 and December 31, 2016, respectively	(33,934)	(30,358)
Accumulated deficit	(67,228)	(119,260)
Accumulated other comprehensive income (loss)	3	(53)
Total stockholders’ equity	451,339	384,763
Total liabilities and stockholders’ equity	$876,907	$788,098
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
On demand	$146,213	$123,411
On premise	675	772
Professional and other	6,031	4,200
Total revenue	152,919	128,383
Cost of revenue	63,042	54,748
Gross profit	89,877	73,635
Operating expenses:
Product development	20,387	17,272
Sales and marketing	35,147	32,199
General and administrative	24,251	18,346
Total operating expenses	79,785	67,817
Operating income	10,092	5,818
Interest expense and other, net	(1,086)	(708)
Income before income taxes	9,006	5,110
Income tax expense	811	2,114
Net income	$8,195	$2,996

Net income per share attributable to common stockholders:
Basic	$0.10	$0.04
Diluted	$0.10	$0.04
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	78,263	76,656
Diluted	81,386	77,147
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$8,195	$2,996
Gain (loss) on interest rate swaps, net	106	(79)
Foreign currency translation adjustment	(50)	96
Comprehensive income	$8,251	$3,013
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balance as of December 31, 2016	86,062	$86	$534,348	$(53)	$(119,260)	(4,975)	$(30,358)	$384,763
Cumulative effect of adoption of ASU 2016-09	—	—	6	—	43,837	—	—	43,843
Issuance of common stock	405	—	7,929	—	—	—	—	7,929
Issuance of restricted stock	100	—	(2)	—	—	1,488	2	—
Treasury stock purchases, at cost	—	—	—	—	—	(213)	(3,578)	(3,578)
Stock-based expense	—	—	10,131	—	—	—	—	10,131
Interest rate swap agreements	—	—	—	93	—	—	—	93
Foreign currency translation	—	—	—	(50)	—	—	—	(50)
Reclassification of realized loss on cash flow hedge to earnings, net of tax	—	—	—	13	—	—	—	13
Net income	—	—	—	—	8,195	—	—	8,195
Balance as of March 31, 2017	86,567	$86	$552,412	$3	$(67,228)	(3,700)	$(33,934)	$451,339
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$8,195	$2,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,440	12,607
Deferred taxes	243	1,539
Stock-based expense	10,092	8,391
Excess tax benefit from stock-based compensation	—	(27)
Loss on disposal and impairment of other long-lived assets	24	—
Acquisition-related consideration	121	(126)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	5,934	4,952
Prepaid expenses and other current assets	(843)	(17)
Other assets	(619)	117
Accounts payable	1,104	1,106
Accrued compensation, taxes, and benefits	(5,556)	(2,332)
Deferred revenue	1,810	(1,597)
Other current and long-term liabilities	(738)	1,360
Net cash provided by operating activities	34,207	28,969
Cash flows from investing activities:
Purchases of property, equipment, and software	(9,925)	(10,217)
Acquisition of businesses, net of cash acquired	(66,103)	(59,152)
Net cash used in investing activities	(76,028)	(69,369)
Cash flows from financing activities:
Proceeds from term loan	—	124,688
Payments on revolving line of credit	—	(40,000)
Deferred financing costs	(1,288)	(392)
Payments on capital lease obligations	(101)	(152)
Payments of acquisition-related consideration	(6,461)	(2,361)
Issuance of common stock	7,927	2,482
Excess tax benefit from stock-based compensation	—	27
Purchase of treasury stock related to stock-based compensation	(3,576)	(1,262)
Purchase of treasury stock under share repurchase program	—	(16,138)
Net cash (used in) provided by financing activities	(3,499)	66,892
Net (decrease) increase in cash and cash equivalents	(45,320)	26,492
Effect of exchange rate on cash	(50)	96
Cash and cash equivalents:
Beginning of period	104,886	30,911
End of period	$59,516	$57,499
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental cash flow information:
Cash paid for interest	$789	$512
Cash paid for income taxes, net of refunds	$325	$191
Non-cash investing activities:
Accrued property, equipment, and software	$9,941	$8,640
See accompanying notes.

RealPage, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1. The Company
RealPage, Inc., a Delaware corporation (together with its subsidiaries, the “Company” or “we” or “us”), is a technology leader to the real estate industry, helping owners, managers, and investors optimize both operational yields and investment returns. Our platform of data analytics and software solutions enables the rental real estate industry to manage property operations (such as marketing, pricing, screening, leasing, and accounting), identify opportunities through market intelligence, and obtain data-driven insight for better operational and financial decision-making. Our integrated, on demand platform provides a single point of access and a massive repository of real-time lease transaction data, including prospect, renter, and property data. By leveraging data as well as integrating and streamlining a wide range of complex processes and interactions among the apartment real estate ecosystem (owners, managers, prospects, renters, service providers, and investors), our platform helps our clients improve financial and operational performance and prudently place and harvest capital.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We believe that the disclosures made are appropriate and conform to those rules and regulations, and that the condensed or omitted information is not misleading.
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
These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 1, 2017 (“Form 10-K”).
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the three months ended March 31, 2017 and 2016 was earned in the United States. Net property, equipment, and software held consisted of $133.8 million and $125.3 million located in the United States, and $4.6 million and $5.1 million in our international subsidiaries at March 31, 2017 and December 31, 2016, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, Spain, and India at both March 31, 2017 and December 31, 2016.
Concentrations of Credit Risk
Our cash accounts are maintained at various financial institutions and may, from time to time, exceed federally insured limits. The Company has not experienced any losses in such accounts.
Concentrations of credit risk with respect to accounts receivable result from substantially all of our clients being in the residential rental housing market. Our clients, however, are dispersed across different geographic areas. We do not require collateral from clients. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable.
No single client accounted for 10% or more of our revenue or accounts receivable for the three months ended March 31, 2017 or 2016.
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
Purchase consideration includes assets transferred, liabilities assumed, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combination transactions may be structured to include an up-front cash payment and deferred and/or contingent cash payments to be made at specified dates subsequent to the date of acquisition. Deferred cash payments are included in the acquisition consideration based on their fair value as of the acquisition date. The fair value of these obligations is estimated based on the present value, as of the date of acquisition, of the anticipated future payments. The future payments are discounted using a rate that considers an estimate of the return expected by a market-participant and a measurement of the risk inherent in the cash flows, among other inputs. Deferred cash payments are generally subject to adjustments specified in the underlying purchase agreement related to the seller’s indemnification obligations. Contingent cash payments are obligations to make future cash payments to the seller, the payment of which is contingent upon the achievement of stipulated operational or financial targets in the post-acquisition period. Contingent cash payments are included in the purchase consideration at their fair value as of the acquisition date. The fair value of these payments is estimated using a probability weighted discount model based on the achievement of the specified targets. The fair value of these liabilities is re-evaluated on a quarterly basis, and any change is reflected in the line “General and administrative” in the accompanying Condensed Consolidated Statements of Operations. These estimates are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur that would affect the accuracy or validity of these estimates.
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
Derivative Financial Instruments
The Company is exposed to interest rate risk related to our variable rate debt. The Company manages this risk through a program that includes the use of interest rate derivatives, the counterparties to which are major financial institutions. Our objective in using interest rate derivatives is to add stability to interest cost by reducing our exposure to interest rate movements. We do not use derivative instruments for trading or speculative purposes.
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
Professional and Other Revenue
Professional services and other revenue are recognized as the services are rendered for time and materials contracts. Training revenues are recognized after the services are performed.
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
Recently Adopted Accounting Standards
On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance simplifies accounting for stock-based compensation. Under the new guidance, excess tax benefits and tax deficiencies are now recognized as income tax expense or benefit in the income statement in the period they occur, regardless of whether the benefit reduces taxes payable in the current period. Previously, GAAP required tax benefits in excess of compensation cost to be recorded as additional paid-in capital to the extent taxes payable were reduced and tax deficiencies to be recorded in equity to the extent of previous accumulated excess tax benefit and then recorded to the income statement. The ASU also requires excess tax benefits to be reflected as operating cash flows and allows the Company to elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur.
We adopted ASU 2016-09 in the first quarter of 2017. As a result of our adoption of this ASU, we recorded a deferred tax asset of $43.8 million, net of a $0.3 million valuation allowance, related to excess stock-based compensation deductions that arose but were not recognized in prior years. Additionally, we elected to account for forfeitures as they occur using a modified retrospective transition method that required us to record an immaterial cumulative-effect adjustment to accumulated deficit. We elected to account for the change in presentation of excess tax benefits in the statements of cash flows prospectively, and as a result, no prior periods were adjusted. We began to account for all excess tax benefits and deficits arising from current period stock transactions as income tax benefit or expense effective January 1, 2017. The remaining amendments to this standard did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business to assist entities with evaluating whether a set of transferred assets and activities ("set") is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the set is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The ASU requires the changes to be implemented on a prospective basis and is applicable for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is permitted. We plan to adopt the changes contained in ASU 2017-01 effective January 1, 2018 and, as required by the ASU, will apply the new guidance on a prospective basis. We do not expect this ASU will have a significant impact on our classification of businesses and complementary technologies acquired.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within, and must be applied retrospectively. Early adoption of this ASU is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We will adopt ASU 2016-18 in the first quarter of 2018. After adoption, changes in customer deposits held in restricted accounts will result in an increase or reduction in cash flows from operating activities. Such changes do not have an impact under current rules.
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
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Current GAAP requires lessees to classify their leases as either capital leases, for which the lessee recognizes a lease liability and a related leased asset, or operating leases, which are not reflected in the lessee’s balance sheet. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with a term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or an operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both operating and finance leases to be recognized on the balance sheet. Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended by certain supplementary ASU’s released in 2016, will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Topic 606 - Deferral of Effective Date. ASU 2015-14 permitted public business entities to defer the adoption of ASU 2014-09 until interim and annual reporting periods beginning after December 15, 2017. We will adopt ASU 2014-09 in the first quarter of 2018 and expect to adopt on a modified retrospective basis. Under this method of adoption, we would recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings in the period of initial adoption. Comparative prior year periods would not be adjusted.
Based on our preliminary analysis, we anticipate that commissions paid to our direct sales force will qualify as incremental costs of obtaining a contract and will be capitalized and subsequently amortized. Additionally, we anticipate limited changes in the timing of our revenue recognition and client accommodation credits. The standard will require a significant amount of new revenue disclosures in our consolidated financial statements, and we are currently evaluating the impact of these new disclosure requirements. We continue to evaluate the new standard against our existing accounting policies and our contracts with clients to determine the effect the guidance will have on our financial statements and what changes to systems and controls may be warranted.
3. Acquisitions
Current Acquisition Activity
Lease Rent Options
In February 2017, we entered into an agreement to acquire Lease Rent Options ("LRO") and related assets from The Rainmaker Group Holdings, Inc. The closing of the proposed acquisition is subject to standard closing conditions, including the completion of the Hart-Scott-Rodino Antitrust Improvements Act review process. The acquisition of LRO will extend our revenue management footprint, augment our repository of real-time lease transaction data, and increase our data science talent and capabilities. We expect the acquisition of LRO to increase the market penetration of our YieldStar Revenue Management solution and drive revenue growth in our other asset optimization solutions.
Pursuant to the purchase agreement, consideration will consist of a cash payment at closing of approximately $298.5 million, subject to reduction for outstanding indebtedness, unpaid transaction expenses, and a working capital adjustment; and a deferred cash obligation of up to $1.5 million. The deferred cash obligation serves as security for our benefit against the sellers' indemnification obligations. Subject to any indemnification claims made, the deferred cash obligation will be released approximately twelve months following the acquisition date.
Axiometrics LLC
In January 2017, we acquired substantially all of the assets of Axiometrics LLC (“Axiometrics”). Axiometrics provides its customers with timely market intelligence on apartment markets accumulated from survey and research data. Axiometrics also provides tools to analyze the data at an asset level by multiple variables such as asset class, age, and specific competitive floor plans. The acquisition of Axiometrics expanded our multifamily data analytics platform and will be integrated with MPF Research, our market research database, to form Data Analytics.
We acquired Axiometrics for a purchase price of $73.8 million. The purchase price consisted of a cash payment of $66.1 million at closing; deferred cash obligations of up to $7.5 million, payable over a period of two years following the date of acquisition; and contingent cash obligations of up to $5.0 million if certain revenue targets are achieved during the twelve-month period ending December 31, 2018. The fair value of the deferred and contingent cash obligations was $6.9 million and $0.8 million, respectively, at the date of acquisition. This acquisition was financed using cash on hand.
The acquired identified intangible assets consisted of developed technology, client relationships, and trade names. These intangible assets were assigned estimated useful lives of five, ten, and three years, respectively. We recognized goodwill in the amount of $52.9 million related to this acquisition, which is primarily comprised of anticipated synergies with our existing multifamily data analytics platform. Goodwill and the acquired identified intangible assets are deductible for tax purposes.
The preliminary allocation of the Axiometrics purchase price is as follows, in thousands:

Accounts receivable	$1,630
Property, equipment, and software	416
Intangible assets:
Developed product technologies	15,500
Client relationships	6,830
Trade names	3,200
Goodwill	52,863
Other assets	273
Accounts payable and accrued liabilities	(277)
Deferred revenue	(6,680)
Total purchase price	$73,755
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
The acquired identified intangible assets primarily consisted of developed technology and client relationships. These intangible assets were assigned estimated useful lives of three and ten years, respectively. We recognized goodwill in the amount of $3.2 million related to this acquisition, which is primarily comprised of anticipated synergies with our existing Spend Management solutions. Goodwill and the acquired identified intangible assets are deductible for tax purposes.
We have adjusted our initial purchase price allocation based on our continuing review of information available at the date we acquired eSupply. These adjustments have resulted in a net decrease in our initial allocation to goodwill and increase in the purchase price of less than $0.1 million. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition date.
AssetEye, Inc.
In May 2016, we acquired all of the issued and outstanding stock of AssetEye, Inc. (“AssetEye”). AssetEye is a data aggregation, reporting, and collaboration platform for institutions holding multiple real estate asset classes. This solution provides asset and portfolio managers with a solution to evaluate performance, trends, and operations across a portfolio with transparency into property-level data. The acquisition of AssetEye expanded our on demand solutions to serve all asset classes, including: commercial, hospitality, multifamily, single family, senior living, and student housing.
We acquired AssetEye’s issued and outstanding stock for a purchase price of $4.9 million. The purchase price consisted of a cash payment of $3.6 million at closing, net of cash acquired of $0.8 million; deferred cash obligations of $1.0 million, payable over a period of two years following the date of acquisition; contingent cash payments of up to $1.0 million if certain revenue targets are achieved during the three-month period ending September 30, 2017; and additional cash payments of $0.2 million due to former shareholders of AssetEye. The fair value of the deferred and contingent cash obligations was $0.9 million and $0.2 million, respectively, at the date of acquisition. This acquisition was financed with proceeds from the Term Loan issued in February 2016.

The acquired identified intangible assets primarily included developed technology and client relationships having useful lives of five and ten years, respectively. We recognized goodwill in the amount of $3.2 million related to this acquisition, which is primarily comprised of anticipated synergies between the AssetEye solution and our existing complementary solutions as well as our sales and marketing infrastructure. Goodwill and identified intangible assets recognized in connection with this transaction are not deductible for tax purposes.
NWP Services Corporation
In March 2016, we acquired all of the issued and outstanding stock of NWP Services Corporation (“NWP”). NWP provides a full range of utility management services, including: resident billing; payment processing; utility expense management; analytics and reporting; sub-metering and maintenance; and regulatory compliance. The primary products offered by NWP include Utility Logic, Utility Smart, Utility Genius, SmartSource, and NWP Sub-meter. We are primarily integrating NWP into our resident services product family. The integrated platform will enable property owners and managers to increase the collection of rent utilities and energy recovery. Goodwill arising from this acquisition consists of anticipated synergies from the integration of NWP into our existing structure.
We acquired NWP’s issued and outstanding stock for an initial purchase price of $69.0 million. The purchase price consisted of a cash payment of $59.0 million at closing, net of cash acquired of $0.1 million; deferred cash obligations of $7.2 million, payable over a period of three years following the date of acquisition; and other amounts totaling $3.2 million, consisting of payments to certain employees and former shareholders of NWP. The acquisition-date fair value of the deferred cash obligation was $6.8 million. This acquisition was financed with proceeds from the Term Loan issued in February 2016. Acquisition costs associated with this transaction totaled $0.3 million and were expensed as incurred.
The acquired identified intangible assets were comprised of developed technologies, trade name, and client relationships having useful lives of five, three, and ten years, respectively. Goodwill and identified intangible assets acquired in this business combination, valued at $35.3 million and $16.3 million in our initial purchase price allocation, had carryover tax bases of $0.7 million and $11.0 million, respectively, which are deductible for tax purposes. Goodwill and identified intangible assets recognized in excess of those carryover tax basis amounts are not deductible for tax purposes. Accounts receivable acquired had a gross contractual value of $11.3 million at acquisition, of which $3.4 million was estimated to be uncollectible.
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

Purchase Price Allocation
The preliminary allocation of each purchase price, including the effects of measurement period adjustments, was as follows:

	NWP	AssetEye	eSupply
	(in thousands)
Restricted cash	$4,960	$—	$—
Accounts receivable	7,902	90	287
Property, equipment, and software	3,194	—	—
Intangible assets:
Developed product technologies	2,740	1,638	2,160
Client relationships	12,900	1,041	1,390
Trade names	709	6	35
Goodwill	33,520	3,154	3,194
Deferred tax assets, net	11,173	—	—
Other assets, net of other liabilities	3,065	8	53
Accounts payable and accrued liabilities	(6,962)	—	(44)
Client deposits held in restricted accounts	(5,018)	—	—
Deferred revenue	—	(16)	(29)
Deferred tax liabilities, net	—	(1,010)	—
Total purchase price	$68,183	$4,911	$7,046
At March 31, 2017 and December 31, 2016, deferred cash obligations related to acquisitions completed in 2016 totaled $8.1 million and $8.7 million, respectively, and were carried net of a discount of $1.2 million at each date. The aggregate fair value of contingent cash obligations related to these acquisitions was $0.7 million and $0.5 million at March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017, we recognized an expense of $0.2 million due to changes in the fair value of contingent cash obligations related to these acquisitions.
We made deferred cash payments of $0.6 million during the three months ended March 31, 2017, related to these acquisitions. During the same period, we made payments totaling $0.1 million related to amounts due to certain employees and former shareholders of the acquired businesses described above.
Acquisition Activity Prior to 2016
At March 31, 2017 and December 31, 2016, the aggregate carrying value of deferred cash obligations related to acquisitions completed prior to 2016 totaled $0.4 million and $6.6 million, respectively. During the three months ended March 31, 2017 and 2016, we paid deferred cash obligations related to these acquisitions in the amount of $6.1 million and $2.5 million, respectively.
The aggregate fair value of contingent cash obligations related to acquisitions completed prior to 2016 was estimated to be zero at both March 31, 2017 and December 31, 2016. A gain of $0.3 million was recognized due to changes in the fair value of contingent cash obligations related to these acquisitions during the three months ended March 31, 2016.
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three months ended March 31, 2017 and 2016, as if the aforementioned acquisitions, excluding the proposed LRO acquisition, had occurred at the beginning of each period presented. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax benefit, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Three Months Ended March 31,
	2017 Pro Forma	2016 Pro Forma
	(in thousands, except per share amounts)
Total revenue	$154,223	$141,875
Net income	7,669	1,560
Net income per share:
Basic	$0.10	$0.02
Diluted	$0.09	$0.02
4. Property, Equipment, and Software
Property, equipment, and software consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Leasehold improvements	$53,093	$51,242
Data processing and communications equipment	76,035	76,773
Furniture, fixtures, and other equipment	26,044	26,513
Software	97,585	86,983
Property, equipment, and software, gross	252,757	241,511
Less: Accumulated depreciation and amortization	(114,378)	(111,083)
Property, equipment, and software, net	$138,379	$130,428
Depreciation and amortization expense for property, equipment, and purchased software was $6.6 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively.
The carrying amount of capitalized software development costs was $59.4 million and $55.4 million at March 31, 2017 and December 31, 2016, respectively. Total accumulated amortization related to these assets was $21.4 million and $19.8 million at the respective dates. Amortization expense related to capitalized software development costs totaled $1.7 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.
5. Goodwill and Identified Intangible Assets
Changes in the carrying amount of goodwill during the three months ended March 31, 2017 were as follows, in thousands:

Balance as of December 31, 2016	$259,938
Goodwill acquired	52,863
Other	36
Balance as of March 31, 2017	$312,837

Identified intangible assets consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$91,423	$(65,258)	$26,165	$75,924	$(62,419)	$13,505
Client relationships	115,298	(67,005)	48,293	108,468	(64,173)	44,295
Vendor relationships	5,650	(5,650)	—	5,650	(5,650)	—
Trade names	9,472	(1,680)	7,792	5,899	(1,225)	4,674
Total finite-lived intangible assets	221,843	(139,593)	82,250	195,941	(133,467)	62,474
Indefinite-lived intangible assets:
Trade names	12,131	—	12,131	12,502	—	12,502
Total identified intangible assets	$233,974	$(139,593)	$94,381	$208,443	$(133,467)	$74,976
Amortization expense related to finite-lived intangible assets was $6.1 million and $6.0 million for the three months ended March 31, 2017 and 2016, respectively.
6. Debt
On September 30, 2014, we entered into an agreement for a secured revolving credit facility (as amended by the amendments discussed below, the “Credit Facility”) to refinance our outstanding revolving loans. The Credit Facility provides an aggregate principal amount of up to $200.0 million of revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”). The Credit Facility also allows us, subject to certain conditions, to request term loans or additional revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our Consolidated Net Leverage Ratio, as defined below, to exceed 3.25 to 1.00. At our option, amounts outstanding under the Credit Facility accrued interest, prior to the amendments described below, at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75% (“Applicable Margin”). The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our Consolidated Net Leverage Ratio, as defined below.
The Credit Facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Credit Facility. The Credit Facility contains customary covenants, subject in each case to customary exceptions and qualifications. Our covenants include, among other limitations, a requirement that we comply with a maximum Consolidated Net Leverage Ratio and a minimum Consolidated Interest Coverage Ratio. Prior to amendments in February 2016, February 2017, and April 2017, described below, the Consolidated Net Leverage Ratio, which is defined as the ratio of consolidated funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters’ consolidated EBITDA, could not exceed 3.50 to 1.00, provided that we could elect to increase the ratio to 3.75 to 1.00 for a specified period following certain acquisitions. The Consolidated Interest Coverage Ratio, which is defined as the ratio of our four previous fiscal quarters’ consolidated EBITDA to our interest expense for the same period, must not be less than 3.00 to 1.00 on the last day of each fiscal quarter.
In February 2016, we entered into an amendment to the Credit Facility (“First Amendment”). The First Amendment provided for an incremental term loan in the amount of $125.0 million (“Term Loan”) that was coterminous with the existing Credit Facility, reducing the aggregate amount of term loans we were able to request under the Credit Facility to $25.0 million plus an amount that would not cause our Consolidated Net Leverage Ratio to exceed 3.25 to 1.00. Under the terms of the First Amendment, an additional pricing tier was added to the Applicable Margin which modified the range to 1.25% to 2.00% for LIBOR loans, and 0.25% to 1.00% for Base Rate loans. The First Amendment also permitted the Company to elect to increase the maximum permitted Consolidated Net Leverage Ratio, on a one-time basis, to 4.00 to 1.00 following the issuance of convertible notes or high yield notes in an initial principal amount of at least $150.0 million. We incurred debt issuance costs in the amount of $0.7 million in conjunction with the execution of the First Amendment.
In February 2017, we entered into the second and third amendments to the Credit Facility (“Second Amendment” and “Third Amendment,” respectively). Among other changes, the Second Amendment increased the aggregate amount of additional term loans or revolving commitments we are allowed to request to $150.0 million, plus an amount that would not cause our Consolidated Net Leverage Ratio to exceed 3.25 to 1.00. The Third Amendment provided for an incremental $200.0 million delayed draw term loan that is available to be drawn until May 31, 2017 (“Delayed Draw Term Loan”), extended the maturity of the Credit Facility to February 27, 2022, and amended the amortization schedule for the Term Loan. Under the amended amortization schedule, the Company will make quarterly principal payments of 0.6% of the Term Loan’s and Delayed Draw Term Loan’s respective original principal amounts outstanding beginning on June 30, 2017. The quarterly payment amounts increase to 1.3% of their respective original principal amounts outstanding beginning on June 30, 2018, and to 2.5% beginning on June 30, 2020. Any remaining principal balance on the Term Loan and Delayed Draw Term Loan is due on the maturity date. We incurred debt issuance costs in the amount of $1.3 million in conjunction with the execution of the Second and Third Amendments.
On April 3, 2017, we entered into a new amendment to the Credit Facility (“Fourth Amendment”). The Fourth Amendment modified certain terms of the Credit Facility to, among other things, increase the maximum Consolidated Net Leverage Ratio to 4.00 to 1.00, with an automatic increase to 5.00 to 1.00 following an acquisition having aggregate consideration equal to or greater than $150.0 million and occurring within a specified time period following an unsecured debt issuance equal to or greater than $225.0 million. The automatic increase may occur once during the term of the Credit Facility and lasts for two consecutive fiscal quarters, after which the amendment provides for incremental step downs until the ratio returns to 4.00 to 1.00. Additionally, the automatic increase may only occur during periods in which the referenced unsecured debt is outstanding. Related to this increase, the Fourth Amendment provided for an additional pricing tier for interest rates and fees if the Company’s Consolidated Net Leverage Ratio equals or exceeds 4.00 to 1.00, resulting in a new Applicable Margin range of 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for Base Rate loans. The amendment also added a new financial covenant, requiring the Company to comply with a maximum Consolidated Senior Secured Net Leverage Ratio, defined as the ratio of consolidated secured funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters’ consolidated EBITDA, of 3.50 to 1.00. At our option, this ratio may be increased to 3.75 to 1.00 for a period of one year following the completion of an acquisition having aggregate consideration greater than $50.0 million. We are not permitted to exercise this option more than one time during any consecutive eight quarter period.
Revolving loans under the Credit Facility may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan and Delayed Draw Term Loan are due in quarterly installments, as described above, and may not be re-borrowed. Accumulated interest on amounts outstanding under the Credit Facility is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR. All outstanding principal and accrued but unpaid interest is due on the maturity date. The Term Loan and Delayed Draw Term Loan are subject to mandatory repayment requirements in the event of certain asset sales or if certain insurance or condemnation events occur, subject to customary reinvestment provisions. The Company may prepay the Term Loan and Delayed Draw Term Loan in whole or in part at any time, without premium or penalty, with prepayment amounts to be applied to remaining scheduled principal amortization payments as specified by the Company.
We had $122.6 million of principal outstanding under our Term Loan, and zero outstanding under the Revolving Facility at both March 31, 2017 and December 31, 2016. As of March 31, 2017, we had $400.0 million of available credit under our Credit Facility, consisting of $200.0 million available under our Revolving Facility and $200.0 million available under our Delayed Draw Term Loan. We had unamortized debt issuance costs of $0.7 million at March 31, 2017 and December 31, 2016 related to the Revolving Facility. At March 31, 2017 and December 31, 2016, the Term Loan was carried net of unamortized debt issuance costs of $1.8 million and $0.5 million, respectively, in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2017, we were in compliance with the covenants under our Credit Facility.
At March 31, 2017, future maturities of principal under the Term Loan were as follows for the years ending December 31, in thousands:

2017	$2,344
2018	5,469
2019	6,250
2020	10,938
2021	12,500
Thereafter	85,136
$122,637

7. Stock-based Expense
During the three months ended March 31, 2017, the Company made the following grants of restricted stock:

Number of Shares	Vesting
1,052,902	Shares vest ratably over a period of twelve quarters beginning on the first day of the second calendar quarter immediately following the grant date.
9,460	Shares vest ratably over a period of four quarters beginning on the first day of the calendar quarter immediately following the grant date.
During the three months ended March 31, 2017, we granted 526,037 shares of restricted stock which require the achievement of certain market-based conditions to become eligible to vest. The shares become eligible to vest based on the achievement of the following conditions:

Number of Shares	Condition to Become Eligible to Vest
175,346	After the grant date and prior to July 1, 2020, the average closing price per share of our common stock equals or exceeds $38.05 for twenty consecutive trading days.
175,346	After the grant date and prior to July 1, 2020, the average closing price per share of our common stock equals or exceeds $41.09 for twenty consecutive trading days.
175,345	After the grant date and prior to July 1, 2020, the average closing price per share of our common stock equals or exceeds $45.66 for twenty consecutive trading days.
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
All awards were granted under the Amended and Restated 2010 Equity Incentive Plan, as amended.
8. Commitments and Contingencies
Lease Commitments
The Company leases office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2028 and provide for renewal options. The agreements generally require the Company to pay for executory costs such as real estate taxes, insurance, and repairs. Minimum annual rental commitments under non-cancellable operating leases were as follows at March 31, 2017, in thousands:

2017	$8,944
2018	11,686
2019	10,604
2020	8,381
2021	7,753
Thereafter	51,040
$98,408
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of March 31, 2017 or December 31, 2016.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of March 31, 2017 or December 31, 2016.
Litigation
From time to time, in the normal course of our business, we are a party to litigation matters and claims. Litigation can be expensive and disruptive to our normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred. Insurance recoveries associated with legal costs incurred are recorded when they are deemed probable of recovery.
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
At March 31, 2017 and December 31, 2016, we had accrued amounts for estimated settlement losses related to legal matters. The Company does not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
We are involved in other litigation matters not described above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
9. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 729,637 and 882,035 for the three months ended March 31, 2017 and 2016, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
As required by ASU 2016-09, the weighted average effect of dilutive securities for the three months ended March 31, 2017, was calculated without including consideration of windfall tax benefits, resulting in the repurchase of fewer hypothetical shares and a greater dilutive effect. This change was applied on a prospective basis, and dilutive securities for the same period in 2016 have not been adjusted.

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$8,195	$2,996
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	78,263	76,656
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	3,123	491
Weighted average common shares used in computing diluted net income per share	81,386	77,147
Net income per share:
Basic	$0.10	$0.04
Diluted	$0.10	$0.04
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
Our effective income tax rate was 9.0% and 41.4% for the three months ended March 31, 2017 and 2016, respectively. Our effective rate is lower than the statutory rate for the three months ended March 31, 2017, primarily because of excess tax benefits from stock-based compensation of $2.7 million recognized as a discrete item during the period, as required by ASU 2016-09. The effective rate is higher than the statutory rate for the three months ended March 31, 2016, primarily because of state income taxes and non-deductible expenses.
As a result of our adoption of ASU 2016-09, on January 1, 2017 we recorded a deferred tax asset of $43.8 million, net of a $0.3 million valuation allowance, with a corresponding increase to retained earnings. The deferred tax asset consisted of excess stock-based compensation deductions that arose but were not recognized in prior years. See additional discussion of our adoption of ASU 2016-09 in Note 2.
11. Fair Value Measurements
The Company records certain assets and financial liabilities at fair value on a recurring basis. The Company determines fair values based on the price it would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.
The prescribed fair value hierarchy is as follows:
Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable; and market-corroborated inputs which are derived principally from or corroborated by observable market data.
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
Assets and liabilities measured at fair value on a recurring basis:
Interest rate swap agreements: The fair value of the Company’s interest rate swap agreements are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the swap agreements. This analysis reflects the contractual terms of the swap agreements, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
Although the Company has determined that the majority of the inputs used to value its swap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its swap agreements utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its swap agreements’ positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its swap agreements. As a result, the Company determined that its valuation of the swap agreements in its entirety is classified in Level 2 of the fair value hierarchy.
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
Significant unobservable inputs used in the contingent consideration fair value measurements included the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Discount rates	14.8 - 27.5%	14.8 - 27.8%
Volatility rates	25.7%	29.9%
Risk free rate of return	0.9%	0.7%
The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, by the fair value hierarchy levels as described above:

	Fair value at March 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,257	$—	$1,257	$—
Liabilities:
Contingent consideration related to the acquisition of:
AssetEye	704	—	—	704
Axiometrics	812	—	—	812
Total liabilities measured at fair value	$1,516	$—	$—	$1,516

	Fair value at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,098	$—	$1,098	$—
Liabilities:
Contingent consideration related to the acquisition of:
Indatus	2	—	—	2
AssetEye	539	—	—	539
Total liabilities measured at fair value	$541	$—	$—	$541
There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the three months ended March 31, 2017.
Changes in the fair value of Level 3 measurements were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$541	$841
Initial contingent consideration	812	—
Net loss (gain) on change in fair value	163	(273)
Balance at end of period	$1,516	$568
Financial Instruments
The financial assets and liabilities that are not measured at fair value in our Condensed Consolidated Balance Sheets include cash and cash equivalents, restricted cash, accounts receivable, cost-method investments, accounts payable and accrued expenses, acquisition-related deferred cash obligations, and obligations under the Term Loan.
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
The carrying value of the Term Loan approximates fair value since it is subject to a short-term floating interest rate that approximates borrowing rates currently available to the Company for debt of similar terms and maturities.
12. Stockholders’ Equity
In May 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. Our board of directors approved a one year extension of this program in both 2015 and 2016. On April 28, 2017, our board of directors again approved a one year extension of the share repurchase program. The terms of this extension permit the repurchase of up to $50.0 million of our common stock during the period commencing on the extension day and ending on May 4, 2018.
Repurchase activity during the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Number of shares repurchased	—	777,669
Weighted-average cost per share	$—	$20.75
Total cost of shares repurchased, in thousands	$—	$16,138
13. Derivative Financial Instruments
On March 31, 2016, the Company entered into two interest rate swap agreements (collectively the “Swap Agreements”), which are designed to mitigate our exposure to interest rate risk associated with a portion of our variable rate debt. The Swap

Agreements cover an aggregate notional amount of $75.0 million from March 2016 to September 2019 by replacing the obligation’s variable rate with a blended fixed rate of 0.89%. The Company designated the Swap Agreements as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of the Swap Agreements is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the Swap Agreements is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to the Swap Agreements will be reclassified to interest expense as interest payments are made on our variable-rate debt. The Company estimates that an additional $0.3 million will be reclassified as a decrease of interest expense during the twelve-month period ending March 31, 2018.
As of March 31, 2017, the Swap Agreements were still outstanding. The table below presents the notional and fair value of the Swap Agreements as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

	Balance Sheet Location	Notional	Fair Value
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Swap agreements as of March 31, 2017	Other assets	$75,000	$1,257
Swap agreements as of December 31, 2016	Other assets	$75,000	$1,098
As of March 31, 2017, the Company has not posted any collateral related to the Swap Agreements. If the Company had breached any of the Swap Agreement’s default provisions at March 31, 2017, it could have been required to settle its obligations under the Swap Agreements at their termination value of $1.3 million.
The table below presents the amount of gains and losses related to the effective and ineffective portions of the Swap Agreements and their location on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, in thousands:

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Loss Recognized in Income	Gain (Loss) Recognized in Income	Location of Loss Recognized in Income	Gain (Loss) Recognized in Income
Three months ended March 31, 2017:
Swap agreements, net of tax	$93	Interest expense and other	$(21)	Interest expense and other	$(18)
Three months ended March 31, 2016:
Swap agreements, net of tax	$(79)	Interest expense and other	$—	Interest expense and other	$—
14. Subsequent Events
As discussed in Note 6, on April 3, 2017, we entered into the Fourth Amendment to the Credit Facility. The Fourth Amendment modified certain terms of the Credit Facility to, among other things, increase the maximum Consolidated Net Leverage Ratio to 4.00 to 1.00, and provided for an automatic increase of this ratio to 5.00 to 1.00 for period of two consecutive fiscal quarters following the completion of an acquisition meeting certain criteria. The Fourth Amendment added an additional pricing tier to the Applicable Margin, resulting in a new range of 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for Base Rate loans. Additionally, this amendment added a new financial covenant requiring the Company to comply with a maximum Consolidated Senior Secured Net Leverage Ratio of 3.50 to 1.00, determined in accordance with the terms of the Credit Agreement. The Company may elect to increase this ratio to 3.75 to 1.00 for a period of one year following certain acquisitions. We incurred issuance costs of $0.3 million related to this amendment.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any anticipated results, performance, or achievements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal year 2016. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
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
The substantial majority of our revenue is derived from sales of our on demand software solutions. We also derive revenue from our professional and other services. A small percentage of our revenue is derived from sales of our on premise software solutions. Our on demand software solutions are sold pursuant to subscription license agreements and our on premise software solutions are sold pursuant to term or perpetual licenses and associated maintenance agreements. We price our solutions based primarily on the number of units the client manages with our solutions. For our insurance-based solutions, we earn revenue based on a commission rate that considers earned premiums; agent commission; incurred losses; and premiums and profits retained by our underwriter. Our transaction-based solutions are priced based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States.
We believe there is increasing demand for solutions that bring efficiency and precision to the rental real estate industry, which has historically lacked the tools available to other investment classes. While the use of, and transition to, data analytics and on demand software solutions in the rental real estate industry is growing rapidly, we believe it remains at a relatively early stage of adoption. Additionally, there is a low level of penetration of our on demand software solutions in our existing client base. These factors present us with significant opportunities to generate revenue through sales of additional data analytics and on demand software solutions.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management; lease management; resident services; and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, and vacation rental markets. In addition, since July 2002, we have completed 36 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of March 31, 2017, we had approximately 4,800 employees.
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
Asset Optimization
Our asset optimization solutions aim to optimize property financial and operational performance, and provide comprehensive analytics-based decision support for optimum investment performance throughout the phases of real estate investment (e.g., acquisition, operation, renovation, and disposition). These solutions facilitate core asset management, business intelligence, performance benchmarking and investment analysis including, real-time yield management, revenue growth forecasting, key variable sensitivity forecasting, internal operating metric benchmarking and external market benchmarking. Our asset optimization solution category consists of four primary solutions: YieldStar Revenue Management, Business Intelligence, Data Analytics, and Asset and Investment Management.
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

Recent Acquisitions
Current Acquisition Activity
Lease Rent Options
In February 2017, we entered into an agreement to acquire Lease Rent Options ("LRO") and related assets from The Rainmaker Group Holdings, Inc. The closing of the proposed acquisition is subject to standard closing conditions, including the completion of the Hart-Scott-Rodino Antitrust Improvements Act review process. The acquisition of LRO will extend our revenue management footprint, augment our repository of real-time lease transaction data, and increase our data science talent and capabilities. We expect the acquisition of LRO to increase the market penetration of our YieldStar Revenue Management solution and drive revenue growth in our other asset optimization solutions.
Pursuant to the purchase agreement, consideration will consist of a cash payment at closing of approximately $298.5 million, subject to reduction for outstanding indebtedness, unpaid transaction expenses, and a working capital adjustment, and a deferred cash obligation of up to $1.5 million. The deferred cash obligation serves as security for our benefit against the sellers' indemnification obligations. Subject to any indemnification claims made, the deferred cash obligation will be released approximately twelve months following the acquisition date. We expect to finance the acquisition using funds available under our Credit Facility.
Axiometrics LLC
In January 2017, we acquired substantially all of the assets of Axiometrics LLC ("Axiometrics"), a leading provider of multifamily market data. This acquisition augmented our existing lease transaction data pool, further enhancing the accuracy and value of the analysis and forecasts provided to our clients through our data analytics solutions. We will integrate Axiometrics with our existing market research database, MPF Research, to form Data Analytics.
Purchase consideration was comprised of a cash payment at closing of $66.1 million, a deferred cash obligation of up to $7.5 million, and contingent cash payments of up to $5.0 million. The deferred cash obligation serves as security for our benefit against the sellers' indemnification obligation and, subject to any indemnification claims made, will be released over a period of two years following the acquisition date. Payment of the contingent cash obligation is dependent upon the achievement of certain revenue targets during the twelve-month period ending December 31, 2018.
2016 Acquisitions
eSupply Systems, LLC
In June 2016, we acquired substantially all of the assets of eSupply Systems, LLC (“eSupply”) and those of certain entities related to eSupply. eSupply is an e-procurement software and group purchasing service which augments our existing spend management solutions. The addition of this group purchasing organization provides increased purchasing power and highly competitive pricing structures for our clients. The addition of eSupply’s assets rounds out our spend management offering by adding a powerful group purchasing service to an already robust e-procurement platform, a large network of vendors, a vendor credentialing service, and purchasing advisory services.
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
We acquired AssetEye’s issued and outstanding stock for a purchase price of $4.9 million. The purchase price consisted of a cash payment of $3.6 million at closing, net of cash acquired of $0.8 million; deferred cash obligations of up to $1.0 million, payable over a period of two years following the date of acquisition; contingent cash payments of up to $1.0 million if certain revenue targets are achieved during the three-month period ending September 30, 2017; and additional cash payments of $0.2 million due to former shareholders of AssetEye.
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
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our condensed consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except dollar per unit data and percentages)
Revenue:
Total revenue	$152,919	$128,383
On demand revenue	$146,213	$123,411
On demand revenue as a percentage of total revenue	95.6%	96.1%
Ending on demand units	11,112	10,999
Average on demand units	11,050	10,783
Non-GAAP total revenue	$153,624	$128,040
Non-GAAP on demand revenue	$146,918	$123,068
Annualized non-GAAP on demand revenue per average on demand unit	$53.65	$48.10
Non-GAAP on demand annual client value	$596,159	$529,052
Adjusted EBITDA	$37,078	$27,452
Adjusted EBITDA Margin	24.1%	21.4%
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
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Total revenue	$152,919	$128,383
Acquisition-related and other deferred revenue adjustments	705	(343)
Non-GAAP total revenue	$153,624	$128,040
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
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
On demand revenue	$146,213	$123,411
Acquisition-related and other deferred revenue adjustments	705	(343)
Non-GAAP on demand revenue	$146,918	$123,068
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
Adjusted EBITDA: We define Adjusted EBITDA as net income, plus (1) acquisition-related and other deferred revenue adjustments, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of intangible assets, (4) acquisition-related expense (income), (5) interest expense, net, (6) income tax expense, (7) litigation-related expense, (8) headquarters relocation costs, and (9) stock-based expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing the Company’s financial and operational performance, comparing this performance to the Company’s peers and competitors, and understanding the Company’s ability to generate income from ongoing business operations.

The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income	$8,195	$2,996
Acquisition-related and other deferred revenue adjustments	705	(343)
Depreciation, asset impairment, and loss on disposal of assets	6,675	5,496
Amortization of intangible assets	7,789	7,111
Acquisition-related expense (income)	1,691	(57)
Interest expense	1,120	719
Income tax expense	811	2,114
Headquarters relocation costs	—	1,025
Stock-based expense	10,092	8,391
Adjusted EBITDA	$37,078	$27,452
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
On demand revenue: Revenue from our on demand software solutions is comprised of license and subscription fees relating to our on demand software solutions, typically licensed for one year terms; commission income from sales of renter’s insurance policies; and transaction fees for certain on demand software solutions, such as payment processing, spend management, and billing services. Typically, we price our on demand software solutions based primarily on the number of units the client manages with our solutions. For our insurance based solutions, our agreement provides for a fixed commission on earned premiums related to the policies sold by us. The agreement also provides for a contingent commission to be paid to us in accordance with the agreement. Our transaction-based solutions are priced based on a fixed rate per transaction.
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
Professional and other revenue: Revenue from professional and other services consists of consulting and implementation services; training; and other ancillary services. We complement our solutions with professional and other services for our clients willing to invest in enhancing the value or decreasing the implementation time of our solutions. Our professional and other services are typically priced as time and materials engagements.
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
Product development: Product development expense consists primarily of personnel costs for our product development employees and executives and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our platform of solutions and expanding our suite of data analytics and on demand software solutions. In addition to our locations in the United States, we maintain product development and service centers in Hyderabad, India; Manila, Philippines; and Cebu City, Philippines.
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
General and administrative: General and administrative expense consists of personnel costs for our executives, finance and accounting, human resources, management information systems, and legal personnel, as well as legal, accounting, and other professional service fees, and other corporate expenses.
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
Please refer to our Annual Report on Form 10-K filed with the SEC on March 1, 2017 for a discussion of such policies.
Recently Adopted Accounting Standards
On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance simplifies accounting for stock-based compensation. Under the new guidance, excess tax benefits and tax deficiencies are now recognized as income tax expense or benefit in the income statement in the period they occur, regardless of whether the benefit reduces taxes payable in the current period. Previously, GAAP required tax benefits in excess of compensation cost to be recorded as additional paid-in capital to the extent taxes payable were reduced and tax deficiencies to be recorded in equity to the extent of previous accumulated excess tax benefit and then recorded to the income statement. The ASU also requires excess tax benefits to be reflected as operating cash flows and allows us to elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur.
We adopted ASU 2016-09 in the first quarter of 2017. As a result of our adoption of this ASU, we recorded a deferred tax asset of $43.8 million, net of a $0.3 million valuation allowance, related to excess stock compensation deductions that arose but were not recognized in prior years. Additionally, we elected to account for forfeitures as they occur using a modified retrospective transition method that required us to record an immaterial cumulative-effect adjustment to accumulated deficit. We elected to account for the change in presentation of excess tax benefits in the statements of cash flows prospectively, and as a result, no prior periods were adjusted. We began to account for all excess tax benefits and deficits arising from current period stock transactions as income tax benefit or expense effective January 1, 2017. The remaining amendments to this standard did not have a material impact on our condensed consolidated financial statements.
Results of Operations
The following tables set forth our unaudited results of operations for the specified periods and the components of such results as a percentage of total revenue for the respective periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2017	2017	2016	2016
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$146,213	95.6%	$123,411	96.1%
On premise	675	0.5	772	0.6
Professional and other	6,031	3.9	4,200	3.3
Total revenue	152,919	100.0	128,383	100.0
Cost of revenue(1)	63,042	41.2	54,748	42.6
Gross profit	89,877	58.8	73,635	57.4
Operating expenses:
Product development(1)	20,387	13.3	17,272	13.5
Sales and marketing(1)	35,147	23.0	32,199	25.1
General and administrative(1)	24,251	15.9	18,346	14.3
Total operating expenses	79,785	52.2	67,817	52.9
Operating income	10,092	6.6	5,818	4.5
Interest expense and other, net	(1,086)	(0.7)	(708)	(0.6)
Income before income taxes	9,006	5.9	5,110	3.9
Income tax expense	811	0.5	2,114	1.6
Net income	$8,195	5.4%	$2,996	2.3%

Net income per share attributable to common stockholders:
Basic	$0.10		$0.04
Diluted	$0.10		$0.04
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	78,263		76,656
Diluted	81,386		77,147

(1) Includes stock-based expense as follows:
Cost of revenue	$853		$751
Product development	1,879		1,449
Sales and marketing	3,128		2,974
General and administrative	4,232		3,217

Comparison of the Three Months Ended March 31, 2017 and 2016.
Revenue

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$146,213	$123,411	$22,802	18.5%
On premise	675	772	(97)	(12.6)
Professional and other	6,031	4,200	1,831	43.6
Total revenue	$152,919	$128,383	$24,536	19.1
On demand unit metrics:
Ending on demand units	11,112	10,999	113	1.0
Average on demand units	11,050	10,783	267	2.5
Non-GAAP revenue metrics:
Non-GAAP on demand revenue	$146,918	$123,068	$23,850	19.4
Annualized non-GAAP on demand revenue per average on demand unit	$53.65	$48.10	$5.55	11.5
Non-GAAP on demand annual client value	$596,159	$529,052	$67,107	12.7%
The change in total revenue for the three months ended March 31, 2017, as compared to the same period in 2016, was due to the following:
On demand revenue: During the three months ended March 31, 2017, on demand revenue increased $22.8 million, or 18.5%, as compared to the same period in 2016. This increase was driven by incremental revenue from our recent acquisitions and growth across our platform of solutions, especially in our resident services and asset optimization platforms. On demand revenue also benefited from overall greater client adoption across our platform of solutions, as evidenced by a year-over-year increase in RPU of $5.55.
On demand revenue generated by our property management solutions for the three months ended March 31, 2017, increased by $3.9 million, or 10.6%, as compared to the same period in the prior year. This growth was primarily attributable to continued sales and client adoption across most of our property management solutions and incremental revenue from our 2016 acquisitions of eSupply and NWP.
On demand revenue from our lease management solutions for the three months ended March 31, 2017, decreased year-over-year by $1.6 million, or 5.4%. This decrease was mainly due to lower revenues from our contact center and senior leasing solutions. These decreases reflect the effect of continued unfavorable macro-economic conditions, increased competition and the sale of certain assets associated with our senior living referral services in the fourth quarter of 2016.
On demand revenue from our resident services solutions continued to experience significant growth, increasing by $15.6 million, or 34.6%, during the three months ended March 31, 2017, as compared to the same period in 2016. This growth is attributable to incremental revenues from our 2016 acquisition of NWP and the continued growth of our other resident services solutions, most notably payment processing and renter's insurance solutions.
On demand revenue derived from our asset optimization solutions grew $4.9 million, or 38.3%, during the three months ended March 31, 2017, as compared to the same period in 2016. This growth is attributable to incremental revenues from our 2017 acquisition of Axiometrics and the growth of our YieldStar Revenue Management, business intelligence, and portfolio asset management solutions.
On premise revenue: On premise revenue was $0.7 million for the three months ended March 31, 2017, which is generally consistent with on premise revenue during the same period of 2016. We no longer actively market our legacy on premise software solutions to new clients and only market and support our acquired on premise software solutions. We expect on premise revenue as a percentage of our total revenue to continue to decrease as we transition on premise software solutions to our on demand solutions.
Professional and other revenue: Professional and other revenue increased $1.8 million, or 43.6%, for the three months ended March 31, 2017, as compared to the same period in 2016. This growth was primarily a result of additional sub-meter installation revenue from our 2016 acquisition of NWP.

On demand unit metrics: As of March 31, 2017, one or more of our on demand solutions was utilized in the management of 11.1 million rental property units, representing a net increase of 0.1 million units, or 1.0%, year-over-year. Excluding the impact of the sale of certain assets associated with our senior living referral services in the fourth quarter of 2016, on demand units increased year-over-year by 3.9%. This increase was due to new client sales, marketing efforts to existing clients, and acquisitions completed in 2016. On demand units managed by our clients renewed at a rate of 96.8%, based on an average over the eight-quarter period ending March 31, 2017.
Cost of Revenue

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$55,617	$47,140	$8,477	18.0%
Stock-based expense	853	751	102	13.6
Depreciation and amortization	6,572	6,857	(285)	(4.2)
Total cost of revenue	$63,042	$54,748	$8,294	15.1%
Cost of revenue: During the three months ended March 31, 2017, cost of revenue, excluding stock-based expense and depreciation and amortization, increased $8.5 million, as compared to the same period in 2016. A year-over-year increase in direct costs of $4.1 million during the period was driven by our recent acquisitions and higher transaction volume from our payments solution. During the same period, personnel expense increased by $4.0 million, primarily attributable to incremental headcount from our recent acquisitions of NWP and Axiometrics, which contributed $3.3 million to the noted increase, and investments to support our continued growth.
Our gross margin, including depreciation and amortization expense and stock-based expense, increased from 57.4% for the three months ended March 31, 2016, to 58.8% for the same period in 2017, primarily driven by the growth of our resident services and asset optimization solutions. Cost containment strategies in our personnel and information technology expenses also contributed to this increase. Margin growth was diluted by our NWP acquisition, which has a higher mix of sub-meter installation revenue and a higher cost workforce relative to similar solutions offered by the Company.
Operating Expenses
Changes in the stock-based expense and depreciation and amortization expense components of all operating expense categories are separately discussed below.

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(in thousands, except percentages)
Product development	$16,978	$14,623	$2,355	16.1%
Stock-based expense	1,879	1,449	430	29.7
Depreciation	1,530	1,200	330	27.5
Total product development expense	$20,387	$17,272	$3,115	18.0%
Product development:  Product development expense increased $2.4 million for the three months ended March 31, 2017, as compared to the same period in 2016. Year-over-year increases in personnel expense of $1.7 million and professional fees of $0.4 million were both driven by investments to support the development of our next generation of solutions and to enhance our existing solutions. An increase in information technology of $0.3 million also contributed to the increase in product development expense for the period.
The ratio of product development expense to total revenue for the three months ended March 31, 2017, was generally consistent with that of the prior year at 13.3% in 2017 and 13.5% in 2016.

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$27,331	$25,673	$1,658	6.5%
Stock-based expense	3,128	2,974	154	5.2
Depreciation and amortization	4,688	3,552	1,136	32.0
Total sales and marketing expense	$35,147	$32,199	$2,948	9.2%
Sales and marketing: Sales and marketing expense increased year-over-year by $1.7 million during the three months ended March 31, 2017, as compared to the same period in 2016. Personnel expense increased $1.0 million between the respective periods, primarily due to incremental headcount from our 2017 acquisition of Axiometrics and investments to enhance the productivity of our sales function. Marketing program costs increased year-over-year by $0.7 million, reflecting investments to accelerate client demand across our portfolio of solutions. These increases were partially offset by a decrease in SEO spend of $0.3 million, primarily arising from our sale of certain assets associated with our senior living referral services in the fourth quarter of 2016.
Sales and marketing expense as a percentage of total revenue decreased from 25.1% during the three month period ended March 31, 2016, to 23.0% for the same period in 2017. This reduction is attributable to benefits from our cost containment strategy and leverage gained from our focus on sales productivity. These decreases were partially offset by higher amortization expense related to our recent acquisitions.

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(in thousands, except percentages)
General and administrative	$18,369	$14,131	$4,238	30.0%
Stock-based expense	4,232	3,217	1,015	31.6
Depreciation	1,650	998	652	65.3
Total general and administrative expense	$24,251	$18,346	$5,905	32.2%
General and administrative: General and administrative expense for the three months ended March 31, 2017, increased $4.2 million, as compared to the same period in the prior year. Professional fees increased year-over-year by $2.6 million, driven by higher levels of legal and consulting services primarily related to our acquisitions. An increase of $1.5 million in personnel expense was principally attributable to incremental headcount from our 2016 acquisition of NWP and 2017 acquisition of Axiometrics, which together represent $0.9 million of this increase, and investments to support our continued growth.
General and administrative expense as a percentage of total revenue increased from 14.3% to 15.9% during the three months ended March 31, 2017, as compared to the same period in 2016. The primary driver of this increase was higher professional fees in the current period, as described above. This increase was partially offset by a reduction in facilities expense from the first quarter of 2016, which included costs related to the relocation of our corporate headquarters and data center. Higher stock-based compensation expense also contributed to the noted increase.
Stock-based Expense

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(in thousands, except percentages)
Stock-based expense	$10,092	$8,391	$1,701	20.3%
Stock-based expense for the three months ended March 31, 2017, increased by $1.7 million as compared to the same period of 2016. This increase is attributable to incremental expense from awards granted subsequent to the first quarter of 2016, partially offset by awards which fully vested during the same period. Stock-based expense as a percent of total revenue was 6.6% and 6.5% for the three months ended March 31, 2017 and 2016, respectively.

Depreciation and Amortization Expense

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(in thousands, except percentages)
Depreciation expense	$6,651	$5,496	$1,155	21.0%
Amortization expense	7,789	7,111	678	9.5
Total depreciation and amortization expense	$14,440	$12,607	$1,833	14.5%
Depreciation and amortization expense increased $1.8 million during the three months ended March 31, 2017, as compared to the same period in 2016. Depreciation expense increased year-over-year primarily due to elevated capital expenditures in 2016 related to the relocation of our corporate headquarters and data center. Higher amortization expense was driven by the addition of finite-lived intangible assets in connection with our recent acquisitions.
Interest Expense and Other, Net
Interest expense and other for the three months ended March 31, 2017, increased year-over-year by $0.4 million. This is primarily due to an increase in interest expense in the current year, attributable to higher average outstanding borrowings from our Term Loan entered into in February 2016.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from recurring operations and other taxable income and by calculating the tax effect of discrete items recognized during the quarter. Our effective income tax rate was 9.0% and 41.4% for the three months ended March 31, 2017 and 2016, respectively. Our effective rate was lower than the statutory rate for the three months ended March 31, 2017, primarily because of excess tax benefits from stock compensation of $2.7 million recognized as a discrete item during the period, as required by ASU 2016-09. The effective rate was higher than the statutory rate for the three months ended March 31, 2016, primarily because of state income taxes and non-deductible expenses.
Liquidity and Capital Resources
Our primary sources of liquidity as of March 31, 2017, consisted of $59.5 million of cash and cash equivalents, $200.0 million available under the Revolving Facility, $200.0 million available under the Delayed Draw Term Loan, and $31.5 million of working capital (excluding $59.5 million of cash and cash equivalents and $98.3 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions and debt service will continue to be our principal needs for liquidity over the near term. We incurred elevated capital expenditures in 2016, primarily related to the relocation of our corporate headquarters and data center. We expect to generate returns on these investments by incurring lower future rent expense per employee and long-term transaction processing scale. In 2017, we expect capital expenditures to return to more normalized levels. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2019. We expect to fund these obligations from cash provided by operating activities.
In February 2017, we entered into an agreement to acquire LRO and related assets from The Rainmaker Group Holdings, Inc. The closing of the proposed acquisition is subject to standard closing conditions, including the completion of the Hart-Scott-Rodino Antitrust Improvements Act review process. Pursuant to the purchase agreement, purchase consideration will consist of a cash payment at closing of approximately $298.5 million, subject to reduction for outstanding indebtedness, unpaid transaction expenses, and a working capital adjustment; and a deferred cash obligation of up to $1.5 million. The deferred cash obligation serves as security for our benefit against the sellers' indemnification obligations and, subject to any indemnification claims made, will be released approximately twelve months following the acquisition date. We expect to finance this transaction with funds available under our Credit Facility.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents), and our cash flows from operations are sufficient to fund our operations, working capital requirements, and planned capital expenditures; and to service our debt obligations for at least the next twelve months. Our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions, and the continuing market acceptance of our solutions. In addition to the transaction discussed above, we may enter into acquisitions of complementary businesses, applications, or technologies in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

As of December 31, 2016, we had gross federal and state NOL carryforwards of $158.9 million and $60.6 million, respectively. NOLs that we generated are not currently subject to the Section 382 limitation; however, approximately $37.6 million of NOLs generated by our subsidiaries prior to our acquisition of them are subject to the Section 382 limitation. Our federal and state NOL carryforwards may be available to offset potential payments of future income tax liabilities. If unused, these NOL carryforwards expire at various dates beginning in 2024 for federal NOLs and in 2017 for state NOLs. Total state NOLs expiring in the next five years total approximately $1.8 million.
The following table sets forth cash flow data for the periods indicated therein:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$34,207	$28,969
Net cash used in investing activities	(76,028)	(69,369)
Net cash (used in) provided by financing activities	(3,499)	66,892
Net Cash Provided by Operating Activities
During the three months ended March 31, 2017, net cash provided by operating activities consisted of net income of $8.2 million, net non-cash adjustments to net income of $24.9 million, and a net inflow of cash from changes in working capital of $1.1 million. Non-cash adjustments primarily consisted of depreciation and amortization expense of $14.4 million and stock-based expense of $10.1 million.
Changes in working capital included net cash inflows from accounts receivable of $5.9 million and deferred revenue of $1.8 million. These items were partially offset by net cash outflows from accounts payable and accrued liabilities of $4.5 million, primarily related to the payment of accrued compensation and employee benefits, and from changes in other current assets of $1.4 million.
Net Cash Used in Investing Activities
During the three months ended March 31, 2017, we used $76.0 million of net cash in investing activities, consisting of $66.1 million to acquire Axiometrics and $9.9 million for capital expenditures. Capital expenditures during the period primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Used in Financing Activities
During the three months ended March 31, 2017, the net cash used in our financing activities primarily consisted of payments of acquisition-related consideration of $6.5 million and $1.3 million of costs incurred in association with the amendment of the Credit Facility. Activity under our stock-based expense plans resulted in net cash inflows of $4.3 million during the three months ended March 31, 2017, primarily driven by the exercise of stock options.
Contractual Obligations, Commitments, and Contingencies
Long-Term Debt Obligations
On September 30, 2014, we entered into an agreement for a secured revolving credit facility (as amended by the amendments discussed below, the “Credit Facility”) to refinance our outstanding revolving loans. The Credit Facility provides an aggregate principal amount of up to $200.0 million of revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”). The Credit Facility also allows us, subject to certain conditions, to request term loans or additional revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our Consolidated Net Leverage Ratio, as defined below, to exceed 3.25 to 1.00. At our option, amounts outstanding under the Credit Facility accrued interest, prior to the amendments described below, at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75% (“Applicable Margin”). The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our Consolidated Net Leverage Ratio, as defined below.
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

Our covenants also include a requirement that we comply with a maximum Consolidated Net Leverage Ratio and a minimum Consolidated Interest Coverage Ratio. The Consolidated Net Leverage Ratio, which is defined as the ratio of consolidated funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters’ consolidated EBITDA, could not exceed 3.50 to 1.00, provided that we could elect to increase the ratio to 3.75 to 1.00 for a specified period following certain acquisitions. The Consolidated Interest Coverage Ratio, which is defined as the ratio of our the four previous fiscal quarters’ consolidated EBITDA to our interest expense for the same period, could not be less than 3.00 to 1.00 on the last day of each fiscal quarter.
In February 2016, we entered into an amendment to the Credit Facility (“First Amendment”). The First Amendment provided for an incremental term loan in the amount of $125.0 million (“Term Loan”) that was coterminous with the Credit Facility, reducing the amount of additional term loans and revolving commitments available to $25.0 million plus an amount that would not cause our Consolidated Net Leverage Ratio to exceed 3.25 to 1.00. Under the terms of the First Amendment, an additional pricing tier was added to the Applicable Margin which modified the range to 1.25% to 2.00% for LIBOR loans, and 0.25% to 1.00% for Base Rate loans. The First Amendment also permitted us to elect to increase the maximum permitted Consolidated Net Leverage Ratio, on a one-time basis, to 4.00 to 1.00 following the issuance of convertible notes or high yield notes in an initial principal amount of at least $150.0 million.
In February 2017, we entered into the second and third amendments to the Credit Facility (“Second Amendment” and “Third Amendment,” respectively). Among other changes, the Second Amendment increased the aggregate amount of additional term loans and revolving commitments we are allowed to request to $150.0 million, plus an amount that would not cause our Consolidated Net Leverage Ratio to exceed 3.25 to 1.00. The Third Amendment provided for an incremental $200.0 million delayed draw term loan (“Delayed Draw Term Loan”) that is available to be drawn until May 31, 2017, extended the maturity of the Credit Facility to February 27, 2022, and amended the amortization schedule for the Term Loan. Under the amended amortization schedule, the Company will make quarterly principal payments of 0.6% of the Term Loan’s and Delayed Draw Term Loan’s respective original principal amounts outstanding beginning on June 30, 2017. The quarterly payment amounts increase to 1.3% of their respective original principal amounts outstanding beginning on June 30, 2018, and to 2.5% beginning on June 30, 2020. Any remaining principal balance on the Term Loan and Delayed Draw Term Loan is due on the maturity date, February 27, 2022.
In April 2017, we entered into a new amendment to the Credit Facility (“Fourth Amendment”). The Fourth Amendment modified certain terms of the Credit Facility to, among other things, increase the maximum Consolidated Net Leverage Ratio to 4.00 to 1.00, with an automatic increase to 5.00 to 1.00 following an acquisition having aggregate consideration equal to or greater than $150.0 million and occurring within a specified time period following an unsecured debt issuance equal to or greater than $225.0 million. The automatic increase may occur once during the term of the Credit Facility and lasts for two consecutive fiscal quarters, after which the amendment provides for incremental step downs until the ratio returns to 4.00 to 1.00. Additionally, the automatic increase may only occur during periods in which the referenced unsecured debt is outstanding. Related to this increase, the Fourth Amendment provided for an additional pricing tier for interest rates and fees if our Consolidated Net Leverage Ratio equals or exceeds 4.00 to 1.00, resulting in a new Applicable Margin range of 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for Base Rate loans. The amendment also added a new financial covenant, requiring us to comply with a maximum consolidated senior secured net leverage ratio of 3.50 to 1.00, determined in accordance with the terms of the Credit Agreement. At our option, this ratio may be increased to 3.75 to 1.00 for a period of one year following the completion of an acquisition having aggregate consideration greater than $50.0 million. We are not permitted to exercise this option more than one time during any consecutive eight quarter period.
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
As of March 31, 2017, we were in compliance with the covenants under the Credit Facility.
Share Repurchase Program
In May 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. Our board of directors approved a one year extension of this program in both 2015 and 2016. On April 28, 2017, our board of directors again approved a one year extension of the share repurchase program. The terms of this extension permit the repurchase of up to $50.0 million of our common stock during the period commencing on the extension day and ending on May 4, 2018.
Repurchase activity during the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Number of shares repurchased	—	777,669
Weighted-average cost per share	$—	$20.75
Total cost of shares repurchased, in thousands	$—	$16,138
Other Contractual Obligations
In addition to the contractual obligations discussed above, certain of our business acquisitions include provisions for the payment of deferred and contingent cash obligations. Deferred cash obligations are generally subject to adjustments specified in the underlying acquisition agreement related to the seller’s indemnification obligations, and payment of contingent cash obligations is dependent upon the acquired business achieving agreed-upon operational or financial targets in the post-acquisition period. Deferred and contingent cash obligations related to our acquisitions have payment dates extending through 2019. There have been no other material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K for the year ended December 31, 2016.
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
We had cash and cash equivalents of $59.5 million and $104.9 million at March 31, 2017 and December 31, 2016, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $122.6 million outstanding under our Term Loan at March 31, 2017. The Term Loan is reflected net of unamortized debt issuance costs of $1.8 million in the accompanying Condensed Consolidated Balance Sheet. At our option, amounts borrowed under the Credit Facility, as amended through March 31, 2017, accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.00%, or the Base Rate, plus a margin ranging from 0.25% to 1.00%. The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable rates change by 10% of the March 31, 2017 closing market rates, our annual interest expense would change by less than $0.1 million.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and

Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and client base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from approximately 900 as of December 31, 2008 to approximately 4,800 as of March 31, 2017. We increased our number of on demand clients from approximately 2,700 as of December 31, 2008 to approximately 11,300 as of March 31, 2017. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
The completion of the Rainmaker LRO acquisition is subject to the receipt of consents and approvals from governmental entities, which may impose conditions that cause either the Company or Rainmaker to abandon the acquisition.
The Asset Purchase Agreement entered into in connection with the Rainmaker LRO acquisition contains various conditions precedent to consummation of that acquisition, including obtaining approval of the United States Federal Trade Commission and Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act. These governmental entities may decline to approve the acquisition or may impose conditions on the completion of, or require changes to the terms of, the acquisition that could cause the Company or Rainmaker LRO to abandon the acquisition.
Even if we obtain governmental approval, doing so may take longer, and could cost more, than we expect. In addition, other conditions to the completion of the Rainmaker LRO acquisition may not be satisfied. Any delay in completing the Rainmaker LRO acquisition, or any additional conditions imposed in order to complete the acquisition, may materially adversely affect the benefits that we expect to achieve from the acquisition and the integration of the acquired assets and liabilities to be assumed into our business.
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
In the client relationship management (“CRM”) market, we compete with providers of contact center and call tracking services, including LeaseHawk LLC, Yardi, Entrata, and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including LeaseHawk LLC, Lead Tracking Solutions (acquired by Yardi), Anyone Home, Inc., and Who’s Calling, Inc. In addition, we compete with content syndication providers VaultWare (owned by MRI Software LLC) and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., On-Site, Entrata, G5 Search Marketing, Inc., Spherexx.com and Yardi. Certain Internet listing services also offer websites for their clients, usually as a free value add to their listing service.
In the marketing and web portal services market, we compete with G5 Search Marketing, Inc., Spherexx LLC, ReachLocal, Inc., Entrata, On-Site.com, Yodle, Inc., Yardi and many local or regional advertising agencies.
In the Internet listing service market, we compete with ForRent (a division of Dominium Enterprises), Apartment Guide (a division of RentPath, Inc.), Rent.com (owned by RentPath, Inc.), RentPath, Inc., Apartments.com (a division of CoStar Group, Inc.), Apartment Finder (a division of CoStar Group, Inc.), Move, Inc., Entrata, Rent Café (a division of Yardi), Zillow and many other companies in regional areas.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure or acquire businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. We have recently amended our Credit Facility and increased our borrowing capacity. Debt financing secured by us in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges or opportunities could be significantly limited.

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
Our Credit Facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio, a maximum consolidated secured net leverage ratio, and a minimum consolidated interest coverage ratio. See additional discussion of these requirements in Note 6 of the Notes to the Condensed Consolidated Financial Statements under Item 1 and in “Contractual Obligations, Commitments, and Contingencies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2 of this Quarterly Report on Form 10-Q. As of March 31, 2017, we were in compliance with all of the covenants under our Credit Facility.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 31.1% of our common stock as of March 31, 2017. Of such amount, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 28.7% of our common stock as of March 31, 2017. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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

As of March 31, 2017, we had 82,867,780 shares of common stock outstanding. Of these shares, 78,538,007 were immediately tradable without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act.
As of March 31, 2017, holders of 21,900,615, or approximately 26.4%, of our outstanding common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
In addition, we have registered approximately 27,634,259 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 2,398,889 shares were eligible for sale upon the exercise of vested options as of March 31, 2017.
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
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you would receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares. In addition, the terms of our credit facilities currently restrict our ability to pay dividends. See additional discussion under the Dividend Policy heading of Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on March 1, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the three months ended March 31, 2017, by RealPage, Inc. or any “affiliated purchaser” of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2017 through January 31, 2017	—	$—	—	$44,894,113
February 1, 2017 through February 28, 2017	—	—	—	44,894,113
March 1, 2017 through March 31, 2017	—	—	—	44,894,113
	—	$—	—	$44,894,113
(1)    Our board of directors approved an extension of our May 2014 share repurchase program in 2015, 2016, and again in April 2017. Each renewal permitted the repurchase of up to $50.0 million of our common stock during the period commencing on the extension start date and ending one year thereafter. The current extension of the share repurchase program will expire on May 4, 2018.
Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 5, 2017

RealPage, Inc.

By:	/s/ W. Bryan Hill
W. Bryan Hill
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1
Asset Purchase Agreement dated February 27, 2017 between Registrant and The Rainmaker Group Holdings, Inc., a Georgia corporation (“RGH”), The Rainmaker Group Ventures, LLC, a Delaware limited liability company (“RGV”), The Rainmaker Group Real Estate, LLC, a Georgia limited liability company (“RGRE”), The Rainmaker Group - Rent Jungle LLC, a Georgia limited liability company (“RRJ”), and The Rainmaker Group Data, LLC, a Georgia limited liability company (“RGD,” and together with RGH, RGV, RGRE and RRJ, the “Sellers,” and each a “Seller”), Bruce Barfield, an individual (“BB”), Tamara Farley, an individual (“TF”), The Bruce Allen Barfield Trust, dated December 27, 2011 (the “BB Trust”), The Tamara Tanner Farley Trust, dated December 27, 2011 (the “TF Trust”), John C. Alexander, an individual (“JA,” and together with BB, TF and the BB Trust*
					X
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
10.1
Second Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated February 15, 2017.
					X
10.2
Third Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated February 27, 2017.
					X
10.3
Fourth Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated April 3, 2017.
					X
10.4	Form of 2017 Management Incentive Plan				X
10.5	Fourth Amendment to the RealPage, Inc. 2010 Equity Incentive Plan, as amended and restated, dated February 16, 2017.				X
10.6	Employment Agreement between Registrant and Andrew Blount, dated December 11, 2015				X
10.7	Amendment to Employment Agreement between Registrant and Andrew Blount, dated January 4, 2016				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X

* Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.