Form 10-Q
period 2017-06-30
REALPAGE INC
filed 2017-08-04
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 21, 2017
Common Stock, $0.001 par value	82,654,544

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$324,591	$104,886
Restricted cash	106,479	83,654
Accounts receivable, less allowance for doubtful accounts of $2,553 and $2,468 at June 30, 2017 and December 31, 2016, respectively	89,727	92,367
Prepaid expenses	13,293	10,836
Other current assets	6,061	5,712
Total current assets	540,151	297,455
Property, equipment, and software, net	138,241	130,428
Goodwill	359,420	259,938
Identified intangible assets, net	110,318	74,976
Deferred tax assets, net	63,260	15,665
Other assets	10,057	9,636
Total assets	$1,221,447	$788,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,400	$21,421
Accrued expenses and other current liabilities	53,316	50,464
Current portion of deferred revenue	101,100	89,583
Current portion of term loan	3,833	5,469
Customer deposits held in restricted accounts	106,616	83,590
Total current liabilities	289,265	250,527
Deferred revenue	5,896	6,308
Term loan, net	116,143	116,657
Convertible notes, net	275,673	—
Other long-term liabilities	34,899	29,843
Total liabilities	721,876	403,335
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 86,801,958 and 86,062,191 shares issued and 82,964,638 and 81,087,353 shares outstanding at June 30, 2017 and December 31, 2016, respectively	87	86
Additional paid-in capital	601,836	534,348
Treasury stock, at cost: 3,837,320 and 4,974,838 shares at June 30, 2017 and December 31, 2016, respectively	(41,364)	(30,358)
Accumulated deficit	(61,015)	(119,260)
Accumulated other comprehensive income (loss)	27	(53)
Total stockholders’ equity	499,571	384,763
Total liabilities and stockholders’ equity	$1,221,447	$788,098
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
On demand	$154,727	$136,610	$300,940	$260,021
On premise	659	687	1,334	1,459
Professional and other	5,920	5,422	11,951	9,622
Total revenue	161,306	142,719	314,225	271,102
Cost of revenue	67,544	62,078	130,586	116,826
Gross profit	93,762	80,641	183,639	154,276
Operating expenses:
Product development	21,290	18,878	41,677	36,150
Sales and marketing	39,235	35,129	74,382	67,328
General and administrative	27,370	21,932	51,621	40,278
Total operating expenses	87,895	75,939	167,680	143,756
Operating income	5,867	4,702	15,959	10,520
Interest expense and other, net	(2,786)	(1,074)	(3,872)	(1,782)
Income before income taxes	3,081	3,628	12,087	8,738
Income tax (benefit) expense	(3,132)	1,545	(2,321)	3,659
Net income	$6,213	$2,083	$14,408	$5,079

Net income per share attributable to common stockholders:
Basic	$0.08	$0.03	$0.18	$0.07
Diluted	$0.08	$0.03	$0.18	$0.07
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	79,018	76,363	78,642	76,509
Diluted	81,925	77,161	81,644	77,120
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$6,213	$2,083	$14,408	$5,079
(Loss) gain on interest rate swaps, net	(24)	(330)	82	(409)
Foreign currency translation adjustment	48	8	(2)	104
Comprehensive income	$6,237	$1,761	$14,488	$4,774
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated other comprehensive income (loss)		Accumulated Deficit		Treasury Shares			Total Stockholders’ Equity
	Shares		Amount								Shares		Amount

Balance as of December 31, 2016	86,062		$86		$534,348		$(53)		$(119,260)		(4,975)		$(30,358)	$384,763
Cumulative effect of adoption of ASU 2016-09	—		—		6		—		43,837		—		—	43,843
Issuance of common stock	640		1		13,150		—		—		—		—	13,151
Issuance of restricted stock	100		—		(2)		—		—		1,605		2	—
Treasury stock purchases, at cost	—		—		—		—		—		(467)		(11,008)	(11,008)
Stock-based expense	—		—		23,983		—		—		—		—	23,983
Interest rate swap agreements	—		—		—		73		—		—		—	73
Foreign currency translation	—		—		—		(2)		—		—		—	(2)
Reclassification of realized loss on cash flow hedge to earnings, net of tax	—		—		—		9		—		—		—	9
Equity component of convertible notes, net of issuance costs	—	—	—	—	61,401	—	—	—	—	—	—	—	—	61,401
Purchases of convertible note hedges	—	—	—	—	(62,549)	—	—	—	—	—	—	—	—	(62,549)
Issuance of warrants	—	—	—	—	31,499	—	—	—	—	—	—	—	—	31,499
Net income	—		—		—		—		14,408		—		—	14,408
Balance as of June 30, 2017	86,802		$87		$601,836		$27		$(61,015)		(3,837)		$(41,364)	$499,571
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$14,408	$5,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,533	26,822
Amortization of debt discount and issuance costs	1,424	205
Deferred taxes	(3,088)	2,320
Stock-based expense	23,968	19,128
Loss on disposal and impairment of other long-lived assets	87	85
Acquisition-related consideration	1,024	(251)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	6,631	1,251
Prepaid expenses and other current assets	(1,369)	2,656
Other assets	(464)	(243)
Accounts payable	4,066	62
Accrued compensation, taxes, and benefits	(759)	1,828
Deferred revenue	3,607	(1,229)
Other current and long-term liabilities	1,396	2,888
Net cash provided by operating activities	80,464	60,601
Cash flows from investing activities:
Purchases of property, equipment, and software	(27,129)	(38,486)
Acquisition of businesses, net of cash acquired	(130,878)	(71,305)
Net cash used in investing activities	(158,007)	(109,791)
Cash flows from financing activities:
Proceeds from term loan	—	124,688
Payments on term loan	(767)	(781)
Payments on revolving line of credit	—	(40,000)
Proceeds from borrowings on convertible notes	345,000	—
Purchase of convertible note hedges	(62,549)	—
Proceeds from issuance of warrants	31,499	—
Deferred financing costs	(10,755)	(392)
Payments on capital lease obligations	(136)	(426)
Payments of acquisition-related consideration	(7,185)	(2,736)
Issuance of common stock	13,151	8,008
Purchase of treasury stock related to stock-based compensation	(11,008)	(2,179)
Purchase of treasury stock under share repurchase program	—	(21,244)
Net cash provided by financing activities	297,250	64,938
Net increase in cash and cash equivalents	219,707	15,748
Effect of exchange rate on cash	(2)	29
Cash and cash equivalents:
Beginning of period	104,886	30,911
End of period	$324,591	$46,688
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental cash flow information:
Cash paid for interest	$1,976	$1,747
Cash paid for income taxes, net of refunds	$1,157	$1,200
Non-cash investing activities:
Accrued property, equipment, and software	$951	$8,927
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
Principally, all of our revenue for the three and six months ended June 30, 2017 and 2016 was earned in the United States. Net property, equipment, and software held consisted of $132.4 million and $125.3 million located in the United States, and $5.8 million and $5.1 million in our international subsidiaries at June 30, 2017 and December 31, 2016, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, Spain, and India at both June 30, 2017 and December 31, 2016.
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
No single client accounted for 10% or more of our revenue or accounts receivable for the three or six months ended June 30, 2017 or 2016.
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
Recently Adopted Accounting Standards
We adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017. As a result of our adoption of this ASU, we recorded a deferred tax asset of $43.8 million, net of a $0.3 million valuation allowance, related to excess stock-based compensation deductions that arose but were not recognized in prior years. Additionally, we elected to account for forfeitures as they occur using a modified retrospective transition method that required us to record an immaterial cumulative-effect adjustment to accumulated deficit. We elected to account for the change in presentation of excess tax benefits in the statements of cash flows prospectively, and as a result, no prior periods were adjusted. We began to account for all excess tax benefits and deficits arising from current period stock transactions as income tax benefit or expense effective January 1, 2017. The remaining amendments to this standard did not have a material impact on our Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the fair value, vesting conditions, or award classification (as equity or liability) and would not be required if the changes are considered non-substantive. ASU 2017-09 requires the changes to be implemented on a prospective basis and is applicable for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is permitted. We are currently evaluating the impact of adopting ASU 2017-09 on our consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within, and must be applied retrospectively. Early adoption of this ASU is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We will adopt ASU 2016-18 in the first quarter of 2018. After adoption, changes in customer deposits held in restricted accounts will result in an increase or reduction in cash flows from operating activities. Such changes do not have an impact on our consolidated financial statements under current rules.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2018. The amendments in this ASU are to be applied through a cumulative-effect adjustment to retained earnings as of the first reporting period in which the ASU is effective. We have not yet selected a transition date and are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.
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
ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance to the beginning of the earliest comparative period presented. We have not yet selected a transition date and are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended by certain supplementary ASU’s released in 2016, will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Topic 606 - Deferral of Effective Date. ASU 2015-14 permitted public business entities to defer the adoption of ASU 2014-09 until interim and annual reporting periods beginning after December 15, 2017. We will adopt ASU 2014-09 in the first quarter of 2018 and expect to adopt on a modified retrospective basis. Under this method of adoption, we would recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings in the period of initial adoption. Comparative prior year periods would not be adjusted.
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
3. Acquisitions
Current Acquisition Activity
American Utility Management
In June 2017, RealPage acquired substantially all of the assets of American Utility Management (“AUM”), a provider of utility and energy management services for the multifamily housing industry. AUM helps maximize cost recovery, reduces energy usage and expense, and provides the tools operators of rental real estate need to manage their utilities more effectively. Additionally, AUM’s platform includes tools that enable operators to benchmark energy cost and consumption against their peers. The acquired assets will be integrated with our existing resident utility management platform and our data analytics tools.
We acquired AUM for a purchase price of $69.4 million. The purchase price consisted of a cash payment of $64.8 million at closing, net of cash acquired of $0.1 million, and a deferred cash obligation of up to $5.1 million. The fair value of the deferred cash obligation was $4.6 million at the date of acquisition, and is payable over a period of four years following the date of acquisition. This acquisition was financed using cash on hand.
The acquired identifiable intangible assets consisted of trade names, developed technology, non-compete agreements, and client relationships, which will be amortized over estimated useful lives of two, three, five, and ten years, respectively. Preliminary goodwill recognized of $45.3 million primarily arises from anticipated synergies from integrating the acquired assets with our existing resident utility management system and leveraging the energy cost and consumption benchmarking capabilities and data acquired. Goodwill and the acquired identified intangible assets are deductible for tax purposes.
The Company’s purchase accounting for AUM was incomplete as of June 30, 2017. We expect to complete the working capital adjustment and valuation of tangible assets, intangible assets, and liabilities assumed as of the acquisition date in the third quarter of 2017. The amounts reflected in the purchase price allocation table below are provisional in nature and may have a material change.

Lease Rent Options
In February 2017, we entered into an agreement to acquire the assets that comprise the multifamily business (Lease Rent Options or “LRO”) of The Rainmaker Group Holdings, Inc. The closing of the proposed acquisition is subject to standard closing conditions, including the completion of the Hart-Scott-Rodino Antitrust Improvements Act review process. The acquisition of LRO will extend our revenue management footprint, augment our repository of real-time lease transaction data, and increase our data science talent and capabilities. We expect the acquisition of LRO to increase the market penetration of our YieldStar Revenue Management solution and drive revenue growth in our other asset optimization solutions.
Pursuant to the purchase agreement, consideration will consist of a cash payment at closing of approximately $298.5 million, subject to reduction for outstanding indebtedness, unpaid transaction expenses, and a working capital adjustment; and a deferred cash obligation of up to $1.5 million. The deferred cash obligation serves as security for our benefit against the sellers' indemnification obligations. Subject to any indemnification claims made, the deferred cash obligation will be released approximately twelve months following the acquisition date. We expect to finance this transaction with cash on hand and funds available under our Credit Facility.
Axiometrics LLC
In January 2017, we acquired substantially all of the assets of Axiometrics LLC (“Axiometrics”). Axiometrics provides its customers with timely market intelligence on apartment markets accumulated from survey and research data. Axiometrics also provides tools to analyze the data at an asset level by multiple variables such as asset class, age, and specific competitive floor plans. The acquisition of Axiometrics expanded our multifamily data analytics platform and was integrated with MPF Research, our market research database, to form Data Analytics.
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
The acquired identified intangible assets consisted of developed technology, client relationships, and trade names. These intangible assets were assigned estimated useful lives of five, ten, and three years, respectively. We recognized goodwill in the amount of $54.2 million related to this acquisition, which is primarily comprised of anticipated synergies with our existing multifamily data analytics platform. Goodwill and the acquired identified intangible assets are deductible for tax purposes.
We have adjusted our initial purchase price allocation based on management’s ongoing review of information available at the acquisition date. These measurement period adjustments resulted in an increase in goodwill, deferred revenue, and other liabilities of $1.3 million, $0.4 million, and $0.9 million, respectively.

Purchase Price Allocation
The estimated fair values of assets acquired and liabilities assumed presented below are provisional and are based primarily on the information available as of the acquisition dates. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition dates. The preliminary allocation of each purchase price, including the effects of measurement period adjustments recorded as of June 30, 2017, was as follows:

	Axiometrics	AUM
	(in thousands)
Restricted cash	$—	$7,637
Accounts receivable	1,642	2,183
Property, equipment, and software	416	341
Intangible assets:
Developed product technologies	15,500	10,800
Client relationships	6,830	7,470
Trade names	3,200	208
Non-compete agreements	—	3,920
Goodwill	54,154	45,292
Other assets	273	1,149
Accounts payable and accrued liabilities	(368)	(1,630)
Client deposits held in restricted accounts	—	(7,637)
Deferred revenue	(7,115)	(321)
Other long-term liabilities	(774)	—
Total purchase price	$73,758	$69,412
At June 30, 2017, deferred cash obligations related to acquisitions completed in 2017 totaled $12.6 million and were carried net of a discount of $1.0 million. The aggregate fair value of contingent cash obligations related to these acquisitions was $0.6 million at June 30, 2017. During the three and six months ended June 30, 2017, we recognized a gain of $0.2 million due to changes in the fair value of contingent cash obligations related to acquisitions completed in 2017.
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
We acquired NWP’s issued and outstanding stock for a purchase price of $68.2 million. The purchase price consisted of a cash payment of $59.0 million at closing, net of cash acquired of $0.1 million; deferred cash obligations of $7.2 million, payable over a period of three years following the date of acquisition; and other amounts totaling $3.2 million, consisting of payments to certain employees and former shareholders of NWP. The acquisition-date fair value of the deferred cash obligation was $6.0 million. This acquisition was financed with proceeds from the Term Loan issued in February 2016. Acquisition costs associated with this transaction totaled $0.3 million and were expensed as incurred.
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

Purchase Price Allocation
The allocation of each purchase price, including the effects of measurement period adjustments, was as follows:

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
At June 30, 2017 and December 31, 2016, deferred cash obligations related to acquisitions completed in 2016 totaled $8.1 million and $8.7 million, and were carried net of a discount and indemnified obligations of $1.5 million and $1.2 million, respectively. The aggregate fair value of contingent cash obligations related to these acquisitions was $0.8 million and $0.5 million at June 30, 2017 and December 31, 2016, respectively. During the three and six months ended June 30, 2017, we recognized a loss of $0.1 million and $0.3 million, respectively, due to changes in the fair value of contingent cash obligations related to these acquisitions.
We made deferred cash payments of $0.6 million during the six months ended June 30, 2017, related to these acquisitions. There were no deferred cash payments during the same period in 2016. During the six months ended June 30, 2017 and 2016, we made payments totaling $0.1 million and $3.2 million, respectively, related to amounts due to certain employees and former shareholders of the acquired businesses described above.
Acquisition Activity Prior to 2016
At June 30, 2017 and December 31, 2016, the aggregate carrying value of deferred cash obligations related to acquisitions completed prior to 2016 totaled $0.1 million and $6.6 million, respectively. We paid deferred cash obligations related to these acquisitions in the amount of $6.4 million and $2.9 million during the six months ended June 30, 2017 and 2016, respectively.
The aggregate carrying value of contingent cash obligations related to acquisitions completed prior to 2016 was estimated to be $0.2 million at June 30, 2017 and zero at December 31, 2016. During the six months ended June 30, 2017, we paid contingent cash obligations in the amount of $0.5 million related to these acquisitions. A gain of $0.2 million and $0.4 million was recognized during the three and six months ended June 30, 2016, respectively, due to changes in the fair value of contingent cash obligations related to acquisitions completed prior to 2016. During the same period in 2017, a loss of $0.7 million was recognized related to these obligations.

Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2017 and 2016, as if the aforementioned acquisitions, excluding the proposed LRO acquisition, had occurred at the beginning of each period presented. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax benefit, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 Pro Forma	2016 Pro Forma	2017 Pro Forma	2016 Pro Forma
	(in thousands, except per share amounts)
Total revenue	$167,862	$153,831	$330,106	$293,167
Net income	6,222	351	12,647	1,483
Net income per share:
Basic	$0.08	$—	$0.16	$0.02
Diluted	$0.08	$—	$0.15	$0.02
4. Property, Equipment, and Software
Property, equipment, and software consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Leasehold improvements	$54,107	$51,242
Data processing and communications equipment	81,916	76,773
Furniture, fixtures, and other equipment	26,652	26,513
Software	97,636	86,983
Property, equipment, and software, gross	260,311	241,511
Less: Accumulated depreciation and amortization	(122,070)	(111,083)
Property, equipment, and software, net	$138,241	$130,428
Depreciation and amortization expense for property, equipment, and purchased software was $6.9 million and $6.5 million for the three months ended, and $13.5 million and $11.9 million for the six months ended June 30, 2017 and 2016, respectively.
The carrying amount of capitalized software development costs was $63.9 million and $55.4 million at June 30, 2017 and December 31, 2016, respectively. Total accumulated amortization related to these assets was $23.2 million and $19.8 million at June 30, 2017 and December 31, 2016, respectively. Amortization expense related to capitalized software development costs totaled $1.8 million and $1.4 million for the three months ended, and $3.4 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively.
5. Goodwill and Identified Intangible Assets
Changes in the carrying amount of goodwill during the six months ended June 30, 2017 were as follows, in thousands:

Balance as of December 31, 2016	$259,938
Goodwill acquired	99,446
Other	36
Balance as of June 30, 2017	$359,420

Identified intangible assets consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$101,974	$(68,078)	$33,896	$75,671	$(62,249)	$13,422
Client relationships	122,768	(69,894)	52,874	108,468	(64,173)	44,295
Vendor relationships	5,650	(5,650)	—	5,650	(5,650)	—
Trade names	9,680	(2,229)	7,451	5,899	(1,225)	4,674
Non-compete agreements	4,173	(209)	3,964	253	(170)	83
Total finite-lived intangible assets	244,245	(146,060)	98,185	195,941	(133,467)	62,474
Indefinite-lived intangible assets:
Trade names	12,133	—	12,133	12,502	—	12,502
Total identified intangible assets	$256,378	$(146,060)	$110,318	$208,443	$(133,467)	$74,976
Amortization expense related to finite-lived intangible assets was $6.5 million and $6.3 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, amortization expense related to finite-lived intangible assets was $12.6 million and $12.3 million, respectively.
6. Debt
Credit Facility
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
The Credit Facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Credit Facility. The Credit Facility contains customary covenants, subject in each case to customary exceptions and qualifications. Our covenants include, among other limitations, a requirement that we comply with a maximum Consolidated Net Leverage Ratio and a minimum Consolidated Interest Coverage Ratio. Prior to amendments executed in 2016 and 2017, described below, the Consolidated Net Leverage Ratio, which is defined as the ratio of consolidated funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters’ consolidated EBITDA, could not exceed 3.50 to 1.00, provided that we could elect to increase the ratio to 3.75 to 1.00 for a specified period following certain acquisitions. The Consolidated Interest Coverage Ratio, which is defined as the ratio of our four previous fiscal quarters’ consolidated EBITDA to our interest expense for the same period, must not be less than 3.00 to 1.00 on the last day of each fiscal quarter.
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

In February 2017, we entered into the second and third amendments to the Credit Facility (“Second Amendment” and “Third Amendment,” respectively). Among other changes, the Second Amendment increased the aggregate amount of additional term loans or revolving commitments we are allowed to request to $150.0 million, plus an amount that would not cause our Consolidated Net Leverage Ratio to exceed 3.25 to 1.00. The Third Amendment provided for an incremental $200.0 million delayed draw term loan that was available to be drawn until May 31, 2017 (“Delayed Draw Term Loan”), extended the maturity of the Credit Facility to February 27, 2022, and amended the amortization schedule for the Term Loan. Under the amended amortization schedule, beginning on June 30, 2017, the Company will make quarterly principal payments of 0.6% of the outstanding principal of the Term Loan immediately prior to June 30, 2017. The quarterly payment percentage increases to 1.3% beginning on June 30, 2018, and to 2.5% beginning on June 30, 2020. These payment due dates and percentages will also apply to any amount drawn under the Delayed Draw Term Loan. Any remaining principal balance on the Term Loan and Delayed Draw Term Loan is due on the maturity date. We incurred debt issuance costs in the amount of $1.3 million in conjunction with the execution of the Second and Third Amendments. The availability period of the Delayed Draw Term Loan was extended through August 31, 2017 under the Fifth Amendment to the Credit Facility, which was executed in May 2017.
On April 3, 2017, we entered into a new amendment to the Credit Facility (“Fourth Amendment”). The Fourth Amendment modified certain terms of the Credit Facility to, among other things, increase the maximum Consolidated Net Leverage Ratio to 4.00 to 1.00, with an automatic increase to 5.00 to 1.00 following an acquisition having aggregate consideration equal to or greater than $150.0 million and occurring within a specified time period following an unsecured debt issuance equal to or greater than $225.0 million. The automatic increase may occur once during the term of the Credit Facility and lasts for two consecutive fiscal quarters, after which the amendment provides for incremental step downs until the ratio returns to 4.00 to 1.00. Additionally, the automatic increase may only occur during periods in which the referenced unsecured debt is outstanding. Related to this increase, the Fourth Amendment provided for an additional pricing tier for interest rates and fees if the Company’s Consolidated Net Leverage Ratio equals or exceeds 4.00 to 1.00, resulting in a new Applicable Margin range of 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for Base Rate loans. The amendment also added a new financial covenant, requiring the Company to comply with a maximum Consolidated Senior Secured Net Leverage Ratio, defined as the ratio of consolidated secured funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters’ consolidated EBITDA, of 3.50 to 1.00. At our option, this ratio may be increased to 3.75 to 1.00 for a period of one year following the completion of an acquisition having aggregate consideration greater than $50.0 million. We are not permitted to exercise this option more than one time during any consecutive eight quarter period. The Consolidated Interest Coverage Ratio was also amended to exclude non-cash interest attributable to the Convertible Notes, as defined below.
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
We had $121.9 million and $122.6 million of principal outstanding under our Term Loan at June 30, 2017 and December 31, 2016, respectively. There were no outstanding borrowings under the Revolving Credit Facility at June 30, 2017 and December 31, 2016. As of June 30, 2017, we had $400.0 million of available credit under our Credit Facility, consisting of $200.0 million available under our Revolving Facility and $200.0 million available under our Delayed Draw Term Loan. We had unamortized debt issuance costs of $0.7 million and $0.8 million related to the Revolving Facility and $1.9 million and $0.5 million related to the Term and Delayed Draw Term Loans at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, we were in compliance with the covenants under our Credit Facility.
At June 30, 2017, future maturities of principal under the Term Loan were as follows for the years ending December 31, in thousands:

2017	$1,533
2018	5,366
2019	6,133
2020	10,732
2021	12,266
Thereafter	85,859
$121,889

Convertible Notes
In May 2017 the Company issued convertible senior notes with aggregate principal of $345.0 million (which included the underwriters’ exercise in full of their over-allotment option of $45.0 million) which mature on November 15, 2022 (“Convertible Notes”). The Convertible Notes were issued under an indenture dated May 23, 2017 (“Indenture”), by and between the Company and Wells Fargo Bank, N.A., as Trustee. We received net proceeds from the offering of approximately $304.2 million after adjusting for debt issuance costs, including the underwriting discount, the net cash used to purchase the Note Hedges and the proceeds from the issuance of the Warrants which are discussed below.
The Convertible Notes accrue interest at a rate of 1.50%, payable semi-annually on May 15 and November 15 of each year beginning on November 15, 2017. On or after May 15, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at their option. The Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is the Company’s current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.
Holders may convert their Convertible Notes, at their option, prior to May 15, 2022 only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2017 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events, as defined in the Indenture.
We may not redeem the Convertible Notes prior to their maturity date, and no sinking fund is provided for them. If we undergo a fundamental change, as described in the Indenture, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Notes. The fundamental change repurchase price is equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If holders elect to convert their Convertible Notes in connection with a make-whole fundamental change, as described in the Indenture, the Company will, to the extent provided in the Indenture, increase the conversion rate applicable to the Convertible Notes.
The Convertible Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Notes and equal in right of payment to any of our existing and future unsecured indebtedness that is not subordinated. The Convertible Notes are effectively junior in right of payment to any of our secured indebtedness (to the extent of the value of assets securing such indebtedness) and structurally junior to all existing and future indebtedness and other liabilities, including trade payables, of our subsidiaries. The Indenture does not limit the amount of debt that we or our subsidiaries may incur. The Convertible Notes are not guaranteed by any of our subsidiaries.
There are no financial or operating covenants related to the Convertible Notes. The Indenture contains customary events of default with respect to the Convertible Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the Convertible Notes shall, declare all of principal and accrued and unpaid interest, if any, of the Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, all of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, any principal and accrued and unpaid interest will be due and payable immediately.
In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. We allocated $282.5 million of the Convertible Notes to the liability component, and $62.5 million to the equity component. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

We incurred issuance costs of $9.7 million related to the Convertible Notes. Issuance costs were allocated to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in stockholders' equity.
The net carrying amount of the Convertible Notes at June 30, 2017, was as follows, in thousands:

Liability component:
Principal amount	$345,000
Unamortized discount	(61,497)
Unamortized debt issuance costs	(7,830)
$275,673

Equity component, net of issuance costs:	$61,401
The following table sets forth total interest expense related to the Convertible Notes for the three and six months ended June 30, 2017, in thousands:

Contractual interest expense	$561
Amortization of debt discount	1,052
Amortization of debt issuance costs	134
$1,747
Effective interest rate of the liability component	5.87%
Convertible Note Hedges and Warrants
On May 23, 2017, we entered into privately negotiated transactions to purchase hedge instruments (“Note Hedges”), covering approximately 8.2 million shares of our common stock at a cost of $62.5 million. The Note Hedges are subject to anti-dilution provisions substantially similar to those of the Convertible Notes, have a strike price of approximately $41.95 per share, are exercisable by us upon any conversion under the Convertible Notes, and expire on November 15, 2022.
The Note Hedges are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the Convertible Notes. The cost of the Note Hedges is expected to be tax deductible as an original issue discount over the life of the Convertible Notes, as the Convertible Notes and the Note Hedges represent an integrated debt instrument for tax purposes. The cost of the Note Hedges was recorded as a reduction of our additional paid-in capital in the accompanying Condensed Consolidated Financial Statements.
On May 23, 2017, the Company also sold warrants for the purchase of up to 8.2 million shares of our common stock for aggregate proceeds of $31.5 million (“Warrants”). The Warrants have a strike price of $57.58 per share and are subject to customary anti-dilution provisions. The Warrants will expire in ratable portions on a series of expiration dates commencing on February 15, 2023. The proceeds from the issuance of the Warrants were recorded as an increase to our additional paid-in capital in the accompanying Condensed Consolidated Financial Statements.
The Note Hedges are transactions that are separate from the terms of the Notes and the Warrants, and holders of the Convertible Notes and the Warrants have no rights with respect to the Note Hedges. The Warrants are similarly separate in both terms and rights from the Note Hedges and the Convertible Notes. As of June 30, 2017, no Note Hedges or Warrants had been exercised.
7. Stock-based Expense
During the three and six months ended June 30, 2017, the Company made the following grants of time-based restricted stock:

Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Vesting
67,437	1,120,339	Shares vest ratably over a period of twelve quarters beginning on the first day of the second calendar quarter immediately following the grant date.
40,103	49,563	Shares vest ratably over a period of four quarters beginning on the first day of the calendar quarter immediately following the grant date.

During the three and six months ended June 30, 2017, we also granted 9,404 and 535,441 shares of restricted stock, respectively, which require the achievement of certain market-based conditions to become eligible to vest. The shares become eligible to vest based on the achievement of the following conditions:

Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Condition to Become Eligible to Vest
3,134	178,480	After the grant date and prior to July 1, 2020, the average closing price per share of our common stock equals or exceeds $38.05 for twenty consecutive trading days.
3,134	178,480	After the grant date and prior to July 1, 2020, the average closing price per share of our common stock equals or exceeds $41.09 for twenty consecutive trading days.
3,136	178,481	After the grant date and prior to July 1, 2020, the average closing price per share of our common stock equals or exceeds $45.66 for twenty consecutive trading days.
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
Grants of restricted stock may be fulfilled through the issuance of previously authorized but unissued common stock shares, or the reissuance of shares held in Treasury. All awards were granted under the Amended and Restated 2010 Equity Incentive Plan, as amended.
8. Commitments and Contingencies
Lease Commitments
The Company leases office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2028 and provide for renewal options. The agreements generally require the Company to pay for executory costs such as real estate taxes, insurance, and repairs. At June 30, 2017, minimum annual rental commitments under non-cancellable operating leases were as follows for the years ending December 31, in thousands:

2017	$6,355
2018	12,771
2019	11,835
2020	9,651
2021	9,047
Thereafter	54,348
$104,007
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2017 or December 31, 2016.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of June 30, 2017 or December 31, 2016.

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
On June 19, 2017, the court in both the Stokes case and Jenkins case consolidated the cases for purposes of settlement. On June 30, 2017, the parties signed a Settlement Agreement and Release covering both cases and the plaintiffs in the consolidated cases filed an uncontested motion for preliminary approval of the class action settlement and the notice to class. On August 3, 2017, the court issued a written order preliminarily approving the proposed class settlement. The final approval hearing is set for February 6, 2018.
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
At June 30, 2017 and December 31, 2016, we had accrued amounts for estimated settlement losses related to legal matters. The Company does not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
We are involved in other litigation matters not described above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
9. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 27,422 and 165,166 for the three months ended and 362,522 and 606,700 for the six months ended June 30, 2017 and 2016, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted net income per share, it is the current intent of the Company to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount (the “conversion premium”) in shares of our common stock. Therefore, only the impact of the conversion premium will be included in total dilutive weighted average shares outstanding using the treasury stock method. No conversion premium existed as of June 30, 2017, and as such, there was no dilutive impact from the Convertible Notes for the three and six month periods ended June 30, 2017. The Warrants sold in connection with the issuance of the Convertible Notes will not be considered in calculating the total dilutive weighted average shares outstanding until the price of the Company’s common stock exceeds the strike price of $57.58, as described in Note 6. When the price of the Company’s common stock exceeds the strike price of the Warrants, the effect of the additional shares that may be issued upon exercise of the Warrants will be included in total dilutive weighted average shares outstanding using the treasury stock method. The Note Hedges purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted net income per share. Refer to Note 6 for further discussion regarding the Convertible Notes.
As required by ASU 2016-09, the weighted average effect of dilutive securities for the three and six month periods ended June 30, 2017, was calculated without including consideration of windfall tax benefits, resulting in the repurchase of fewer hypothetical shares and a greater dilutive effect. This change was applied on a prospective basis, and dilutive securities for the same period in 2016 have not been adjusted.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$6,213	$2,083	$14,408	$5,079
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	79,018	76,363	78,642	76,509
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	2,907	798	3,002	611
Weighted average common shares used in computing diluted net income per share	81,925	77,161	81,644	77,120
Net income per share:
Basic	$0.08	$0.03	$0.18	$0.07
Diluted	$0.08	$0.03	$0.18	$0.07
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
Our effective income tax rate was (19.2)% and 41.9% for the six months ended June 30, 2017 and 2016, respectively. Our effective rate is lower than the statutory rate for the six months ended June 30, 2017, primarily because of excess tax benefits from stock-based compensation of $2.7 million and $4.5 million recognized as discrete items during, respectively, the first and second quarters of 2017, as required by ASU 2016-09. The effective rate is higher than the statutory rate for the six months ended June 30, 2016, primarily because of state income taxes and non-deductible expenses.
As a result of our adoption of ASU 2016-09, on January 1, 2017 we recorded a deferred tax asset of $43.8 million, net of a $0.3 million valuation allowance, with a corresponding increase to retained earnings. The deferred tax asset consisted of excess stock-based compensation deductions that arose but were not recognized in prior years. See additional discussion of our adoption of ASU 2016-09 in Note 2. During the three months ended June 30, 2017, we recorded a deferred tax asset of $0.6 million as a result of differences in the treatment of convertible debt issuance costs for financial reporting and tax purposes.
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
Significant unobservable inputs used in the contingent consideration fair value measurements included the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Discount rates	16.3 - 28.0%	14.8 - 27.8%
Volatility rates	26.0%	29.9%
Risk free rate of return	1.2 - 1.3%	0.7%

The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, by the fair value hierarchy levels as described above:

	Fair value at June 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,103	$—	$1,103	$—
Liabilities:
Contingent consideration related to the acquisition of:
AssetEye	$771	$—	$—	$771
Axiometrics	623	—	—	623
Total liabilities measured at fair value	$1,394	$—	$—	$1,394

	Fair value at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,098	$—	$1,098	$—
Liabilities:
Contingent consideration related to the acquisition of:
Indatus	$2	$—	$—	$2
AssetEye	539	—	—	539
Total liabilities measured at fair value	$541	$—	$—	$541
There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the six months ended June 30, 2017.
Changes in the fair value of Level 3 measurements were as follows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Balance at beginning of period	$541	$841
Initial contingent consideration	812	245
Net loss (gain) on change in fair value	41	(427)
Balance at end of period	$1,394	$659
Financial Instruments
The financial assets and liabilities that are not measured at fair value in our Condensed Consolidated Balance Sheets include cash and cash equivalents, restricted cash, accounts receivable, cost-method investments, accounts payable and accrued expenses, acquisition-related deferred cash obligations, obligations under the Term Loan, and Convertible Notes.
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
We estimated the fair value of the Convertible Notes based on quoted market prices as of the last trading day for the six months ended June 30, 2017; however, the Convertible Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Convertible Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the Convertible Notes is net of unamortized discount and issuance costs. The fair value and carrying value of the Convertible Notes were as follows at June 30, 2017:

	Fair Value	Carrying Value
	(in thousands)
Convertible Notes	$375,612	$275,673
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
Repurchase activity during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Number of shares repurchased	—	235,154	—	1,012,823
Weighted-average cost per share	$—	$21.71	$—	$20.98
Total cost of shares repurchased, in thousands	$—	$5,106	$—	$21,244
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
The effective portion of changes in the fair value of the Swap Agreements is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the Swap Agreements is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to the Swap Agreements will be reclassified to interest expense as interest payments are made on our variable-rate debt. The Company estimates that an additional $0.4 million will be reclassified as a decrease of interest expense during the twelve-month period ending June 30, 2018.
As of June 30, 2017, the Swap Agreements were still outstanding. The table below presents the notional and fair value of the Swap Agreements as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016:

	Balance Sheet Location	Notional	Fair Value
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Swap agreements as of June 30, 2017	Other assets	$75,000	$1,103
Swap agreements as of December 31, 2016	Other assets	$75,000	$1,098
As of June 30, 2017, the Company has not posted any collateral related to the Swap Agreements. If the Company had breached any of the Swap Agreement’s default provisions at June 30, 2017, it could have been required to settle its obligations under the Swap Agreements at their termination value of $1.1 million.
The table below presents the amount of gains and losses related to the effective and ineffective portions of the Swap Agreements and their location on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, in thousands:

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Three months ended June 30, 2017:
Swap agreements, net of tax	$(21)	Interest expense and other	$(3)	Interest expense and other	$10
Three months ended June 30, 2016:
Swap agreements, net of tax	$(550)	Interest expense and other	$(86)	Interest expense and other	$—

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Six months ended June 30, 2017:
Swap agreements, net of tax	$73	Interest expense and other	$9	Interest expense and other	$28
Six months ended June 30, 2016:
Swap agreements, net of tax	$(629)	Interest expense and other	$(86)	Interest expense and other	$—
14. Subsequent Events
Acquisition Activity
On-Site
On July 28, 2017, we entered into an agreement to acquire substantially all of the assets of On-Site Manager, Inc. and certain related entities (“On-Site”). On-Site is a leasing platform for property managers and renters that assimilates leads from any source and converts them into signed leases for both the multifamily and single family housing industries. Pursuant to the asset purchase agreement, the Company will pay approximately $250.0 million in cash, subject to reduction for outstanding indebtedness, unpaid transaction expenses, working capital, and other adjustments. A deferred cash obligation of $24.0 million will be withheld from the purchase consideration to serve as security for the benefit of the Company against the Sellers’ indemnification obligations. Subject to any indemnification claims made, the majority of this deferred cash obligation will be released approximately twelve months following the acquisition date, with any remaining funds being released approximately 36 months following the acquisition date. The completion of the acquisition remains subject to certain conditions, including the completion of regulatory review.
Lease Rent Options
On August 1, 2017, the Company and the other parties to the agreement for the purchase of LRO, dated as of February 27, 2017, by and among The Rainmaker Group Holdings, Inc., a Georgia corporation (“Rainmaker”), the Company and the other parties thereto (as previously amended, the “Rainmaker Purchase Agreement”), entered into a second amendment to the Rainmaker Purchase Agreement pursuant to which the parties agreed that the Company will have the unilateral right to extend the Termination Date (as defined in the Rainmaker Purchase Agreement) beyond December 31, 2017 in the event that the U.S. Department of Justice files a complaint under applicable antitrust laws with respect to the transaction on or before December 31, 2017, and following consultation with counsel regarding the likelihood of a successful outcome of the litigation. Any such extension by the Company will effectively extend the Termination Date by six months or the earlier of (i) such time as a federal court issues a final non-appealable order or takes any other action permanently restraining, enjoining or otherwise prohibiting the closing, or otherwise rules that the transaction violates applicable antitrust laws, or (ii) such date as the Company notifies Rainmaker that it elects to terminate the extension. The amendment further provides that if the Company does not elect to extend the Termination Date, either party shall have the right to terminate the Rainmaker Purchase Agreement within 20 days after the U.S. Department of Justice files a complaint under applicable antitrust laws. In the event the Company elects to extend the Termination Date pursuant to the foregoing right, the Company will pay one-half of Rainmaker’s legal and related fees and expenses reasonably incurred (from the date such extension is exercised to the Termination Date) in defending the transaction from any complaint filed pursuant to antitrust laws.
If the closing has not occurred by the Termination Date, either the Company or Rainmaker may terminate the Rainmaker Purchase Agreement and abandon the transactions contemplated thereby unless the breach or failure to perform by such party of its obligations under the Rainmaker Purchase Agreement, or the failure to act in good faith, is the principal cause of, or resulted in, the failure of the transactions contemplated under the Rainmaker Purchase Agreement to be consummated on or before such Termination Date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any anticipated results, performance, or achievements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal year 2016 previously filed with the SEC on March 1, 2017 and our Quarterly Report on Form 10-Q for the first quarter of 2017 filed on May 8, 2017. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, lease management, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, and vacation rental markets. In addition, since July 2002, we have completed 37 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of June 30, 2017, we had approximately 5,000 employees.
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
Recent Developments
Convertible Notes
In May 2017, we raised approximately $304.2 million in net proceeds (after adjusting for debt issue costs, including the underwriting discount, and the net cash used to purchase the Note Hedges and sell the Warrants, discussed below) upon completion of a private offering of convertible senior notes (“Convertible Notes”).
The Convertible Notes pay semi-annual interest at a rate of 1.50% per annum on the $345.0 million aggregate principal balance and mature in November 2022. On or after May 15, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes to shares of our common stock at their option. Prior to May 15, 2022, holders may, at their option, convert their Convertible Notes only subsequent to the occurrence of certain specified circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our stated intention to settle the principal balance of the Convertible Notes in cash and any conversion obligation in excess of the principal portion in shares of our common stock.
We entered into hedging transactions designed to offset dilution to our common stock in the event of a conversion under the Convertible Notes. The note hedge instruments (“Note Hedges”) have a strike price of $41.95 per share, which corresponds to the conversion price under the Convertible Notes, and expire in November 2022. To help offset the cost of the Note Hedges, we also issued warrants (“Warrants”) for shares of our common stock. The Warrants have a strike price of $57.58 per share, and expire in ratable portions on a series of expiration dates commencing on February 15, 2023. The Note Hedges and Warrants each cover approximately 8.2 million shares of our common stock, subject to customary anti-dilutive provisions.
We intend to use the net offering proceeds for general corporate purposes which may include the acquisition of businesses or assets, or working capital needs. Refer to Note 6 of the accompanying Condensed Consolidated Financial Statements for further discussion of these transactions and their accounting implications.
Acquisition Activity
On-Site Manager, Inc.
In July 2017, we entered into an agreement to acquire substantially all of the assets of On-Site Manager, Inc. and certain related entities (“On-Site”). On-Site is a leasing platform for property managers and renters that assimilates leads from any source and converts them into signed leases for both the multifamily and single family housing industries. On-Site's platform offers solutions similar to our screening and document management business, and also includes prospect and resident portals, online and on premise leasing, payment processing, and eSignature lease execution solutions. We intend to continue to support the On-Site platform and integrate it with our screening and online leasing solutions over time.
Pursuant to the asset purchase agreement, the Company will pay approximately $250.0 million in cash, subject to reduction for outstanding indebtedness, unpaid transaction expenses, working capital, and other adjustments. A deferred cash obligation of $24.0 million will be withheld from the purchase consideration to serve as security for the benefit of the Company against the Sellers’ indemnification obligations. Subject to any indemnification claims made, the deferred cash obligation will be paid over a period of 36 months following the acquisition date. The completion of the acquisition remains subject to certain conditions, including the completion of regulatory review. We expect to finance this transaction using cash on hand and amounts available under our Credit Facility.
American Utility Management
In June 2017, RealPage acquired substantially all of the assets of American Utility Management (“AUM”), a provider of utility and energy management services for the multifamily housing industry. AUM helps maximize cost recovery, reduces energy usage and expense, and provides the tools operators of rental real estate need to manage their utilities more effectively. Additionally, AUM’s platform includes tools that enable operators to benchmark energy cost and consumption against their peers. The acquired assets will be integrated with our existing resident utility management platform and our data analytics tools.
We acquired AUM for a purchase price of $69.4 million. The purchase price consisted of a cash payment of $64.8 million at closing, net of cash acquired of $0.1 million, and a deferred cash obligation of up to $5.1 million. The deferred cash obligation, subject to any adjustments related to working capital and the seller’s indemnification obligations, will be paid over a period of four years following the date of acquisition.
Lease Rent Options
In February 2017, we entered into an agreement to acquire the assets that comprise the multifamily business (Lease Rent Options or “LRO”) of The Rainmaker Group Holdings, Inc. The closing of the proposed acquisition is subject to standard closing conditions, including the completion of the Hart-Scott-Rodino Antitrust Improvements Act review process. The acquisition of LRO will extend our revenue management footprint, augment our repository of real-time lease transaction data, and increase our data science talent and capabilities. We expect the acquisition of LRO to increase the market penetration of our YieldStar Revenue Management solution and drive revenue growth in our other asset optimization solutions.
Pursuant to the purchase agreement, consideration will consist of a cash payment at closing of approximately $298.5 million, subject to reduction for outstanding indebtedness, unpaid transaction expenses, working capital adjustment, and a deferred cash obligation of up to $1.5 million. The deferred cash obligation serves as security for our benefit against the sellers' indemnification obligations. Subject to any indemnification claims made, the deferred cash obligation will be released approximately twelve months following the acquisition date. We expect to finance this transaction with cash on hand and funds available under our Credit Facility.
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
NWP Services Corporation
In March 2016, we acquired all of the issued and outstanding stock of NWP Services Corporation (“NWP”). NWP provides a full range of utility management services, including resident billing; payment processing; utility expense management; analytics and reporting; sub-metering and maintenance; and regulatory compliance. The primary products offered by NWP include Utility Logic, Utility Smart, Utility Genius, SmartSource, and NWP Sub-meter. We are integrating NWP into our resident services product family. The integrated platform will enable property owners and managers to increase the collection of rent utilities and energy recovery. We acquired NWP’s issued and outstanding stock for a purchase price of $68.2 million. The purchase price consisted of a cash payment of $59.0 million at closing, net of cash acquired of $0.1 million; deferred cash obligations of $7.2 million, payable over a period of three years following the date of acquisition; and other amounts totaling $3.2 million, consisting of payments to certain employees and shareholders of NWP. Through the NWP acquisition, we have obtained a significantly larger share of the utility metering services market. We expect to realize significant synergies by integrating NWP into our existing operating structure and with our Velocity product.
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our Condensed Consolidated Financial Statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except dollar per unit data and percentages)
Revenue:
Total revenue	$161,306	$142,719	$314,225	$271,102
On demand revenue	$154,727	$136,610	$300,940	$260,021
On demand revenue as a percentage of total revenue	95.9%	95.7%	95.8%	96.0%

Non-GAAP total revenue	$162,251	$142,461	$315,875	$270,501
Non-GAAP on demand revenue	$155,672	$136,352	$302,590	$259,420
Adjusted EBITDA	$39,444	$30,662	$76,522	$58,114

Ending on demand units	11,485	11,141
Average on demand units	11,298	11,070
On demand annual client value	$649,017	$548,917
Annualized on demand revenue per average on demand unit	$56.51	$49.27
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
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Total revenue	$161,306	$142,719	$314,225	$271,102
Acquisition-related and other deferred revenue adjustments	945	(258)	1,650	(601)
Non-GAAP total revenue	$162,251	$142,461	$315,875	$270,501
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
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
On demand revenue	$154,727	$136,610	$300,940	$260,021
Acquisition-related and other deferred revenue adjustments	945	(258)	1,650	(601)
Non-GAAP on demand revenue	$155,672	$136,352	$302,590	$259,420
On demand annual client value (“ACV”): ACV represents our estimate of the annual value of our on demand revenue contracts at a point in time. We monitor this metric to measure our success in increasing the number of on demand units, and the amount of software solutions utilized by our clients to manage their rental housing units.
On demand revenue per average on demand unit (“RPU”): We define RPU as ACV divided by average on demand units. We monitor this metric to measure our success in increasing the penetration of on demand software solutions utilized by our clients to manage their rental housing units.
Adjusted EBITDA: We define Adjusted EBITDA as net income, plus (1) acquisition-related and other deferred revenue adjustments, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of intangible assets, (4) acquisition-related expense (income), (5) costs arising from the Hart-Scott-Rodino review process, (6) interest expense, net, (7) income tax (benefit) expense, (8) headquarters relocation costs, and (9) stock-based expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing the Company’s financial and operational performance, comparing this performance to the Company’s peers and competitors, and understanding the Company’s ability to generate income from ongoing business operations.

The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$6,213	$2,083	$14,408	$5,079
Acquisition-related and other deferred revenue adjustments	945	(258)	1,650	(601)
Depreciation, asset impairment, and loss on disposal of assets	6,929	6,563	13,604	12,059
Amortization of intangible assets	8,227	7,737	16,016	14,848
Acquisition-related expense (income)	1,354	(9)	2,564	(66)
Costs arising from Hart-Scott-Rodino review process	2,228	—	2,709	—
Interest expense, net	2,804	1,090	3,924	1,809
Income tax (benefit) expense	(3,132)	1,545	(2,321)	3,659
Headquarters relocation costs	—	1,174	—	2,199
Stock-based expense	13,876	10,737	23,968	19,128
Adjusted EBITDA	$39,444	$30,662	$76,522	$58,114
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
Costs arising from Hart-Scott-Rodino review process: This item consists of direct costs incurred related to reviews by the United States Federal Trade Commission and Department of Justice of our anticipated acquisition of LRO under the Hart-Scott-Rodino Antitrust Improvements Act. We believe that these costs are not reflective of the Company’s ongoing operations or our normal acquisition activity. Exclusion of these costs facilitates a more accurate comparison of the Company’s results across periods.
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
Cost of Revenue
Cost of revenue consists primarily of personnel costs related to our operations; support services; training and implementation services; expenses related to the operation of our data centers; and fees paid to third-party service providers. Personnel costs include salaries, bonuses, stock-based expense, and employee benefits. Cost of revenue also includes an allocation of facilities costs; overhead costs and depreciation; as well as amortization of acquired technology related to strategic acquisitions and amortization of capitalized development costs. We allocate facilities costs, overhead costs, and depreciation based on headcount.

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
Recently Adopted Accounting Standards
We adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017. As a result of our adoption of this ASU, we recorded a deferred tax asset of $43.8 million, net of a $0.3 million valuation allowance, related to excess stock-based compensation deductions that arose but were not recognized in prior years. Additionally, we elected to account for forfeitures as they occur using a modified retrospective transition method that required us to record an immaterial cumulative-effect adjustment to accumulated deficit. We elected to account for the change in presentation of excess tax benefits in the statements of cash flows prospectively, and as a result, no prior periods were adjusted. We began to account for all excess tax benefits and deficits arising from current period stock transactions as income tax benefit or expense effective January 1, 2017. The remaining amendments to this standard did not have a material impact on our Condensed Consolidated Financial Statements.

Results of Operations
The following tables set forth our unaudited results of operations for the specified periods and the components of such results as a percentage of total revenue for the respective periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2017	2017	2016	2016
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$154,727	95.9%	$136,610	95.7%
On premise	659	0.4	687	0.5
Professional and other	5,920	3.7	5,422	3.8
Total revenue	161,306	100.0	142,719	100.0
Cost of revenue(1)	67,544	41.9	62,078	43.5
Gross profit	93,762	58.1	80,641	56.5
Operating expenses:
Product development(1)	21,290	13.2	18,878	13.2
Sales and marketing(1)	39,235	24.3	35,129	24.6
General and administrative(1)	27,370	17.0	21,932	15.4
Total operating expenses	87,895	54.5	75,939	53.2
Operating income	5,867	3.6	4,702	3.3
Interest expense and other, net	(2,786)	(1.7)	(1,074)	(0.8)
Income before income taxes	3,081	1.9	3,628	2.5
Income tax (benefit) expense	(3,132)	(1.9)	1,545	1.1
Net income	$6,213	3.8%	$2,083	1.4%

Net income per share attributable to common stockholders:
Basic	$0.08		$0.03
Diluted	$0.08		$0.03
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	79,018		76,363
Diluted	81,925		77,161

(1) Includes stock-based expense as follows:
Cost of revenue	$1,050		$826
Product development	2,454		1,897
Sales and marketing	4,266		3,799
General and administrative	6,106		4,215

	Six Months Ended June 30,
	2017	2017	2016	2016
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$300,940	95.8%	$260,021	96.0%
On premise	1,334	0.4	1,459	0.5
Professional and other	11,951	3.8	9,622	3.5
Total revenue	314,225	100.0	271,102	100.0
Cost of revenue(1)	130,586	41.6	116,826	43.1
Gross profit	183,639	58.4	154,276	56.9
Operating expenses:
Product development(1)	41,677	13.3	36,150	13.3
Sales and marketing(1)	74,382	23.7	67,328	24.8
General and administrative(1)	51,621	16.4	40,278	14.9
Total operating expenses	167,680	53.4	143,756	53.0
Operating income	15,959	5.0	10,520	3.9
Interest expense and other, net	(3,872)	(1.2)	(1,782)	(0.7)
Income before income taxes	12,087	3.8	8,738	3.2
Income tax (benefit) expense	(2,321)	(0.7)	3,659	1.3
Net income	$14,408	4.5%	$5,079	1.9%

Net income per share attributable to common stockholders:
Basic	$0.18		$0.07
Diluted	$0.18		$0.07
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	78,642		76,509
Diluted	81,644		77,120

(1)Includes stock-based expense as follows:
Cost of revenue	$1,903		$1,577
Product development	4,333		3,346
Sales and marketing	7,394		6,773
General and administrative	10,338		7,432

Comparison of the Three and Six Months Ended June 30, 2017 and 2016.
Revenue

	Three Months Ended June 30,
	2017	2016	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$154,727	$136,610	$18,117	13.3%
On premise	659	687	(28)	(4.1)
Professional and other	5,920	5,422	498	9.2
Total revenue	$161,306	$142,719	$18,587	13.0

Non-GAAP on demand revenue	$155,672	$136,352	$19,320	14.2

Ending on demand units	11,485	11,141	344	3.1
Average on demand units	11,298	11,070	228	2.1
On demand annual client value	$649,017	$548,917	$100,100	18.2
Annualized on demand revenue per average on demand unit	$56.51	$49.27	$7.24	14.7%

	Six Months Ended June 30,
	2017	2016	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$300,940	$260,021	$40,919	15.7%
On premise	1,334	1,459	(125)	(8.6)
Professional and other	11,951	9,622	2,329	24.2
Total revenue	$314,225	$271,102	$43,123	15.9

Non-GAAP on demand revenue	$302,590	$259,420	$43,170	16.6
The change in total revenue for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was due to the following:
On demand revenue: During the three and six months ended June 30, 2017, on demand revenue increased $18.1 million and $40.9 million, or 13.3% and 15.7%, respectively, as compared to the same periods in 2016. These increases were driven by growth across our platform, especially in our resident services and asset optimization solutions, and incremental revenue from our recent acquisitions. RPU as of June 30, 2017, increased year-over-year by $7.24 driven by revenue from our 2017 acquisition of Axiometrics and the continued consistent growth of our resident services, asset optimization, and property management solutions.
On demand revenue generated by our property management solutions increased year-over-year by $2.7 million, or 7.0%, and $6.5 million, or 8.7%, during the three and six months ended June 30, 2017, respectively. These increases were primarily driven by growth in our spend management and OneSite solutions.
On demand revenue from our lease management solutions for the three and six months ended June 30, 2017, decreased by $0.8 million and $2.3 million, or 2.4% and 3.8%, respectively, as compared to the same periods in 2016. These decreases were mainly due to lower revenues from our contact center and senior leasing solutions, reflecting the effect of continued unfavorable macro-economic conditions, increased competition, and the sale of certain assets associated with our senior living referral services in the fourth quarter of 2016. These decreases were partially offset by growth in our screening, online leasing, and organic lead generation solutions.
On demand revenue from our resident services solutions continued to experience significant growth, increasing by $9.9 million and $25.5 million, or 18.0% and 25.5%, during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. Resident services benefited from strong growth from our payments and renter’s insurance solutions and incremental revenue from our acquisition of AUM in the second quarter of 2017. The year-over-year increase for the six-month period also benefited from our 2016 acquisition of NWP.
On demand revenue derived from our asset optimization solutions grew $6.3 million, or 46.1%, during the three months ended, and $11.2 million, or 42.3%, during the six months ended June 30, 2017, as compared to the same periods in 2016. This growth was attributable to incremental revenue from our acquisition of Axiometrics and growth of our data analytics, revenue management, and business intelligence solutions.
On premise revenue: On premise revenue for the three and six months ended June 30, 2017, was $0.7 million and $1.3 million, respectively, which is generally consistent with on premise revenue during the same periods of 2016. We only market and support our acquired on premise solutions and expect on premise revenue as a percentage of our total revenue to continue to decrease as we transition these clients to our on demand solutions.
Professional and other revenue: Professional and other revenue increased year-over-year by $0.5 million and $2.3 million during the three and six months ended June 30, 2017, respectively. These increases were driven by growth from our business intelligence and delivery management solutions and benefited from our acquisition of AUM in the second quarter of 2017. The acquisition of NWP in the first quarter of 2016 was also a driver of year-over-year revenue growth during the six-month period.
On demand unit metrics: As of June 30, 2017, one or more of our on demand solutions was utilized in the management of 11.5 million rental property units, representing a year-over-year net increase of 0.3 million units, or 3.1%. Excluding the impact of the sale of certain assets associated with our senior living referral services in the fourth quarter of 2016, on demand units increased year-over-year by 5.9%. This increase was due to new client sales, marketing efforts to existing clients, and recent acquisitions. On demand units managed by our clients renewed at a rate of 96.6%, based on an average over the eight-quarter period ending June 30, 2017.
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$59,740	$54,057	$5,683	10.5%	$115,357	$101,197	$14,160	14.0%
Stock-based expense	1,050	826	224	27.1	1,903	1,577	326	20.7
Depreciation and amortization	6,754	7,195	(441)	(6.1)	13,326	14,052	(726)	(5.2)
Total cost of revenue	$67,544	$62,078	$5,466	8.8%	$130,586	$116,826	$13,760	11.8%
Cost of revenue: During the three and six months ended June 30, 2017, cost of revenue, excluding stock-based expense, depreciation, and amortization, increased $5.7 million and $14.2 million, respectively, as compared to the same periods in 2016. Personnel expense increased year-over-year during the three and six month periods by $3.2 million and $7.2 million, respectively, primarily attributable to employees gained in our 2016 and 2017 acquisitions and investments to support our ongoing organic growth. Year-over-year increases in direct costs of $2.2 million and $6.2 million during the three and six month periods, respectively, were driven by higher transaction volume from our payment processing solutions and incremental costs from our recent acquisitions. Information technology and facilities expense also increased $0.3 million and $0.6 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.
During the three and six months ended June 30, 2017, our gross margin increased year-over-year from 56.5% to 58.1%, and from 56.9% to 58.4%, respectively. These increases in margin were attributable to revenue growth from our higher margin solutions, such as resident services and asset optimization, and our acquisition of Axiometrics in the first quarter of 2017. Our focus on operating efficiencies and cost containment strategies in our personnel and information technology expenses also contributed to this increase. Margin growth during the six months ended June 30, 2017, was diluted by our NWP acquisition, which has a higher mix of sub-meter installation revenue and a higher cost workforce relative to similar solutions offered by the Company.

Operating Expenses
Changes in the stock-based expense and depreciation and amortization expense components of all operating expense categories are separately discussed below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands, except percentages)
Product development	$17,275	$15,518	$1,757	11.3%	$34,253	$30,141	$4,112	13.6%
Stock-based expense	2,454	1,897	557	29.4	4,333	3,346	987	29.5
Depreciation	1,561	1,463	98	6.7	3,091	2,663	428	16.1
Total product development expense	$21,290	$18,878	$2,412	12.8%	$41,677	$36,150	$5,527	15.3%
Product development:  Product development expense, excluding stock-based expense and depreciation, increased $1.8 million and $4.1 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. Investments to support our product initiatives and incremental headcount from our recent acquisitions contributed to a year-over-year increase in personnel expense of $0.9 million and $2.5 million in the respective periods. Product initiatives also drove a year-over-year increase in professional fees of $0.5 million and $0.9 million during the three and six month periods, respectively. Facilities and information technology expense increased during the three and six month periods by $0.4 million and $0.7 million, respectively, to support our growth.
The ratio of total product development expense to total revenue was consistent with that of the prior year at 13.2% during the three months ended, and 13.3% during the six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$29,770	$27,120	$2,650	9.8%	$57,101	$52,793	$4,308	8.2%
Stock-based expense	4,266	3,799	467	12.3	7,394	6,773	621	9.2
Depreciation and amortization	5,199	4,210	989	23.5	9,887	7,762	2,125	27.4
Total sales and marketing expense	$39,235	$35,129	$4,106	11.7%	$74,382	$67,328	$7,054	10.5%
Sales and marketing: Sales and marketing expense, excluding stock-based expense, depreciation, and amortization, increased year-over-year by $2.7 million and $4.3 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. Personnel expense increased $2.1 million and $3.2 million between the respective periods, reflecting investment in our sales force to further increase productivity and additional headcount from our 2017 acquisition of Axiometrics. Marketing program costs increased year-over-year during the three and six month periods by $0.1 million and $0.5 million, respectively, reflecting investments to accelerate client demand across our portfolio of solutions. Investment in our sales function drove a year-over-year increase in information technology expense of $0.1 million and $0.4 million during the three and six months ended June 30, 2017, respectively.
Total sales and marketing expense as a percentage of total revenue for the three months ended June 30, 2017, was generally consistent with that of the prior year at 24.3% in 2017 and 24.6% in 2016. The ratio of sales and marketing expense to total revenue for the six-month period decreased from 24.8% in 2016 to 23.7% in 2017. This reduction was attributable to our focus on operating efficiency and leveraging our historical sales investment to drive higher productivity. This decrease was partially offset by higher amortization expense related to our recent acquisitions.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands, except percentages)
General and administrative	$19,685	$16,370	$3,315	20.3%	$38,054	$30,501	$7,553	24.8%
Stock-based expense	6,106	4,215	1,891	44.9	10,338	7,432	2,906	39.1
Depreciation	1,579	1,347	232	17.2	3,229	2,345	884	37.7
Total general and administrative expense	$27,370	$21,932	$5,438	24.8%	$51,621	$40,278	$11,343	28.2%
General and administrative: General and administrative expense for the three and six months ended June 30, 2017, excluding stock-based expense and depreciation, increased $3.3 million and $7.6 million, respectively, as compared to the same periods in the prior year. Professional fees for the three and six month periods increased year-over-year by $2.4 million and $5.0 million, respectively. This increase was primarily driven by costs related to the Hart-Scott-Rodino review process for our proposed acquisition of LRO, which represented $2.2 million and $2.7 million of the increase in the three and six month periods ended, respectively. Higher levels of legal and consulting services, primarily related to our acquisitions and implementation of new accounting standards, also contributed to the year-over-year increase during the six-month period. Personnel expense for the three and six month periods increased $0.5 million and $2.0 million year-over-year, respectively, reflecting incremental headcount from our recent acquisitions and investments to support our continued growth. Additionally, changes in the fair value of our acquisition-related obligations resulted in higher expense of $1.0 million and $1.4 million during the three and six months ended June 30, 2017, respectively. These increases were partially offset by a decrease of $0.7 million and $1.0 million during the three and six months ended June 30, 2017, as compared to the same periods in 2016, related to sales tax matters.
Total general and administrative expense as a percentage of total revenue increased from 15.4% to 17.0% for the three months ended, and from 14.9% to 16.4% for the six months ended June 30, 2016 and 2017, respectively, primarily as a result of the higher professional fees, as described above, changes in the fair value of our acquisition-related obligations, and higher stock-based expense. These increases were partially offset by a reduction in facilities expense from the three and six month periods in 2016, which included costs related to the relocation of our corporate headquarters and data center.
Stock-based Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands, except percentages)
Stock-based expense	$13,876	$10,737	$3,139	29.2%	$23,968	$19,128	$4,840	25.3%
Stock-based expense for the three and six months ended June 30, 2017, increased by $3.1 million and $4.8 million, respectively, as compared to the same periods of 2016. This increase is principally attributable to incremental expense from awards granted subsequent to the first quarter of 2016. Stock-based expense as a percent of total revenue was 8.6% and 7.5% for the three months ended, and 7.6% and 7.1% for the six months ended June 30, 2017 and 2016, respectively.
Depreciation and Amortization Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands, except percentages)
Depreciation expense	$6,866	$6,478	$388	6.0%	$13,517	$11,974	$1,543	12.9%
Amortization expense	8,227	7,737	490	6.3	16,016	14,848	1,168	7.9
Total depreciation and amortization expense	$15,093	$14,215	$878	6.2%	$29,533	$26,822	$2,711	10.1%
Depreciation and amortization expense increased $0.9 million and $2.7 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. Depreciation expense increased year-over-year primarily due to elevated capital expenditures in 2016 related to the relocation of our corporate headquarters and data center. Higher amortization expense was driven by the addition of finite-lived intangible assets in connection with our recent acquisitions.

Interest Expense and Other, Net
Interest expense and other for the three and six months ended June 30, 2017, increased year-over-year by $1.7 million and $2.1 million, respectively. This increase was primarily due to interest and amortization related to our Convertible Notes issued in May 2017.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from recurring operations and other taxable income and by calculating the tax effect of discrete items recognized during the quarter. Our effective income tax rate was (19.2)% and 41.9% for the six months ended June 30, 2017 and 2016, respectively. Our effective rate was lower than the statutory rate for the six months ended June 30, 2017, primarily because of excess tax benefits from stock compensation of $2.7 million and $4.5 million recognized as discrete items during, respectively, the first and second quarters of 2017, as required by ASU 2016-09. The effective rate was higher than the statutory rate for the six months ended June 30, 2016, primarily because of state income taxes and non-deductible expenses.
Liquidity and Capital Resources
Our primary sources of liquidity as of June 30, 2017, consisted of $324.6 million of cash and cash equivalents, $200.0 million available under the Revolving Facility, $200.0 million available under the Delayed Draw Term Loan, and $27.4 million of working capital (excluding $324.6 million of cash and cash equivalents and $101.1 million of deferred revenue).
In May 2017, we completed a private offering of $345.0 million of 1.50% Convertible Notes due November 15, 2022. In connection with the Convertible Notes we also entered into Note Hedges at a purchase cost of $62.5 million, and received proceeds of $31.5 million from the issuance of Warrants. Conversion of the notes may be settled at our option by payment or delivery of cash, shares of our common stock, or a combination of cash and shares of our common stock. It is our stated intention to settle the principal balance of the Convertible Notes in cash and any conversion obligation in excess of the principal portion in shares of our common stock. Issuance of the Convertible Notes resulted in the receipt of net proceeds, after adjusting for debt issue costs, including the underwriting discount, and the net cash used to purchase the Note Hedges and sell the Warrants, of $304.2 million. See additional discussion of the Convertible Notes below and in Note 6 to the Condensed Consolidated Financial Statements.
In July 2017, we entered into an agreement to acquire substantially all of the assets of On-Site Manager, Inc. and certain related entities (“On-Site”). The completion of the acquisition remains subject to certain conditions, including the completion of regulatory review. Pursuant to the asset purchase agreement, the Company will pay approximately $250.0 million in cash, subject to reduction for outstanding indebtedness, unpaid transaction expenses, working capital, and other adjustments. A deferred cash obligation of $24.0 million will be withheld from the purchase consideration to serve as security for the benefit of the Company against the Sellers’ indemnification obligations. Subject to any indemnification claims made, the deferred cash obligation will be released over a period of 36 months following the acquisition date. We expect to finance this transaction using cash on hand and amounts available under our Credit Facility.
In February 2017, we entered into an agreement to acquire the assets that comprise the multifamily business (Lease Rent Options or “LRO”) of The Rainmaker Group Holdings, Inc. The closing of the proposed acquisition is subject to standard closing conditions, including the completion of the Hart-Scott-Rodino Antitrust Improvements Act review process. Pursuant to the purchase agreement, purchase consideration will consist of a cash payment at closing of approximately $298.5 million, subject to reduction for outstanding indebtedness, unpaid transaction expenses, and a working capital adjustment; and a deferred cash obligation of up to $1.5 million. The deferred cash obligation serves as security for our benefit against the sellers' indemnification obligations and, subject to any indemnification claims made, will be released approximately twelve months following the acquisition date. We expect to finance this transaction with cash on hand and funds available under our Credit Facility.
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions, and debt service will continue to be our principal needs for liquidity over the near term. We made capital expenditures of $27.1 million during the six months ended June 30, 2017. Due to anticipated expenditures related to our headquarters, our recent acquisitions, investments related to those acquisitions, and data content and analytics investments, we expect capital expenditures to be approximately 8% of total revenue during the year ended December 31, 2017. We expect our capital expenditure rate to decrease to 5% of total revenue over the next few years. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2021. We expect to fund these obligations from cash provided by operating activities.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents), and our cash flows from operations are sufficient to fund our operations, working capital requirements, and planned capital expenditures; and to service our debt obligations for at least the next twelve months. Our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions, and the continuing market acceptance of our solutions. In addition to the transactions discussed above, we may enter into acquisitions of complementary businesses, applications, or technologies in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.
As of December 31, 2016, we had gross federal and state NOL carryforwards of $158.9 million and $60.6 million, respectively. During the six months ended June 30, 2017, we generated an additional $8.5 million in gross federal and state net operating losses, primarily as a result of excess tax benefits from stock-based compensation recognized during the period. NOLs that we generated are not currently subject to the Section 382 limitation; however, approximately $37.6 million of NOLs generated by our subsidiaries prior to our acquisition of them are subject to the Section 382 limitation. Our federal and state NOL carryforwards may be available to offset potential payments of future income tax liabilities. If unused, these NOL carryforwards expire at various dates beginning in 2024 for federal NOLs and in 2017 for state NOLs. Total state NOLs expiring in the next five years total approximately $1.8 million.
The following table sets forth cash flow data for the periods indicated therein:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$80,464	$60,601
Net cash used in investing activities	(158,007)	(109,791)
Net cash provided by financing activities	297,250	64,938
Net Cash Provided by Operating Activities
During the six months ended June 30, 2017, net cash provided by operating activities consisted of net income of $14.4 million, net non-cash adjustments to net income of $52.9 million, and a net inflow of cash from changes in working capital of $13.1 million. Non-cash adjustments primarily consisted of depreciation and amortization expense of $29.5 million and stock-based expense of $24.0 million.
Cash flows from changes in working capital included net cash inflows from accounts receivable of $6.6 million, which was largely driven by the timing of cash collections. Net cash inflows from accounts payable and accrued liabilities of $3.3 million, primarily attributable to the accrual of professional fees related to the Hart-Scott-Rodino review process for our proposed acquisition of LRO, and deferred revenue of $3.6 million also contributed to the net cash inflow during the six months ended June 30, 2017. These items were partially offset by net cash outflows from changes in other current assets of $1.8 million.
Net Cash Used in Investing Activities
During the six months ended June 30, 2017, we used $158.0 million of net cash in investing activities, consisting of $66.1 million to acquire Axiometrics, $64.8 million to acquire American Utility Management, and $27.1 million for capital expenditures. Capital expenditures during the period primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2017, the net cash provided by our financing activities primarily consisted of proceeds from the issuance of the Convertible Notes of $314.0 million, net of the purchase of the Note Hedges and proceeds from the issuance of the Warrants. These items were partially offset by payments of acquisition-related consideration of $7.2 million and $10.8 million of costs incurred in connection with the issuance of the Convertible Notes and amendments to the Credit Facility. Activity under our stock-based expense plans resulted in net cash inflows of $2.2 million during the six months ended June 30, 2017, primarily driven by the exercise of stock options.

Contractual Obligations, Commitments, and Contingencies
The following table summarizes, as of June 30, 2017, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Convertible Notes (1)	$373,376	$3,148	$10,350	$10,350	$349,528
Credit Facility (2)	136,646	2,981	17,455	29,857	86,353
Operating lease obligations	104,007	6,355	24,606	18,698	54,348
Acquisition-related liabilities (3)	22,455	7,482	13,973	1,000	—
	$636,484	$19,966	$66,384	$59,905	$490,229

(1)
Represents the aggregate principal amount of $345.0 million and anticipated interest payments related to our Convertible Notes and excludes the unamortized discount and debt issuance costs reflected in our Condensed Consolidated Balance Sheets.

(2)
Represents the contractually required principal payments for our Term Loan and excludes unamortized debt issuance costs reflected in our Condensed Consolidated Balance Sheets. These amounts also include the future interest obligations of our Term Loan, which were estimated using a LIBOR forward rate curve and include the related effects of our interest rate swap agreements.

(3)	We have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2021.
Credit Facility
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
Our covenants also include a requirement that we comply with a maximum Consolidated Net Leverage Ratio and a minimum Consolidated Interest Coverage Ratio. The Consolidated Net Leverage Ratio, which is defined as the ratio of consolidated funded indebtedness on the last day of each fiscal quarter to the four previous consecutive fiscal quarters’ consolidated EBITDA, could not exceed 3.50 to 1.00, provided that we could elect to increase the ratio to 3.75 to 1.00 for a specified period following certain acquisitions. The Consolidated Interest Coverage Ratio, which is defined as the ratio of the four previous fiscal quarters’ consolidated EBITDA to our interest expense for the same period, could not be less than 3.00 to 1.00 on the last day of each fiscal quarter.
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
In February 2017, we entered into the second and third amendments to the Credit Facility (“Second Amendment” and “Third Amendment,” respectively). Among other changes, the Second Amendment increased the aggregate amount of additional term loans and revolving commitments we are allowed to request to $150.0 million, plus an amount that would not cause our Consolidated Net Leverage Ratio to exceed 3.25 to 1.00. The Third Amendment provided for an incremental $200.0 million delayed draw term loan (“Delayed Draw Term Loan”) that is available to be drawn until May 31, 2017, extended the maturity of the Credit Facility to February 27, 2022, and amended the amortization schedule for the Term Loan. Under the amended amortization schedule, beginning on June 30, 2017, the Company will make quarterly principal payments of 0.6% of the outstanding principal of the Term Loan immediately prior to June 30, 2017. The quarterly payment percentage increases to 1.3% beginning on June 30, 2018, and to 2.5% beginning on June 30, 2020. These payment due dates and percentages will also apply to any amount drawn under the Delayed Draw Term Loan. Any remaining principal balance on the Term Loan and Delayed Draw Term Loan is due on the maturity date, February 27, 2022. The availability period of the Delayed Draw Term Loan was extended through August 31, 2017 under the Fifth Amendment to the Credit Facility, which was executed in May 2017.
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
As of June 30, 2017, we were in compliance with the covenants under the Credit Facility.
Convertible Notes
As noted above, in May 2017 we completed a private offering of Convertible Notes with an aggregate principal amount of $345.0 million. The net proceeds from this offering were $304.2 million, after adjusting for debt issue costs, including the underwriting discount and the net cash used to purchase the Note Hedges and sell the Warrants. The Convertible Notes accrue interest at an annual rate of 1.50%, which is payable semi-annually on May 15 and November 15 of each year beginning in November 2017. The Convertible Notes mature on November 15, 2022, and may not be redeemed by the Company prior to their maturity. The Convertible Notes were issued under an indenture dated May 23, 2017 (“Indenture”), by and between us and Wells Fargo Bank, N.A., as Trustee.
The holders may convert their notes to shares of our common stock, at their option, on or after May 15, 2022, and through the second scheduled trading day preceding the maturity date. Prior to May 15, 2022, holders may only convert their notes under certain circumstances specified in the Indenture. The Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock), subject to customary adjustments described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our stated intention to settle the principal balance of the Convertible Notes in cash and any conversion obligation in excess of the principal portion in shares of our common stock.
In conjunction with the Convertible Notes offering, we purchased Note Hedges and issued Warrants for approximately 8.2 million shares of our common stock. We paid $62.5 million to purchase the Note Hedges and received proceeds of $31.5 million from the issuance of the Warrants. The Note Hedges have an exercise price of $41.95 per share, consistent with the conversion price of the Convertible Notes, and expire in November 2022. The Note Hedges are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the Convertible Notes. The Warrants have a strike price of $57.58 per share and expire in ratable portions on a series of expiration dates commencing on February 15, 2023.
Refer to Note 6 of the accompanying Condensed Consolidated Financial Statements for a complete discussion of these transactions and their accounting implications.
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
Repurchase activity during the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Number of shares repurchased	—	235,154	—	1,012,823
Weighted-average cost per share	$—	$21.71	$—	$20.98
Total cost of shares repurchased, in thousands	$—	$5,106	$—	$21,244
Other Contractual Obligations
In addition to the contractual obligations discussed above, certain of our business acquisitions include provisions for the payment of deferred and contingent cash obligations. Deferred cash obligations are generally subject to adjustments specified in the underlying acquisition agreement related to the seller’s indemnification obligations, and payment of contingent cash obligations is dependent upon the acquired business achieving agreed-upon operational or financial targets in the post-acquisition period. We had deferred cash obligations of $18.3 million and $14.1 million and contingent cash obligations of $1.6 million and $0.5 million at June 30, 2017 and December 31, 2016, respectively. Deferred and contingent cash obligations related to our acquisitions have payment dates extending through 2021. There have been no other material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K for the year ended December 31, 2016.
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
We had cash and cash equivalents of $324.6 million and $104.9 million at June 30, 2017 and December 31, 2016, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $121.9 million outstanding under our Term Loan at June 30, 2017. The Term Loan is reflected net of unamortized debt issuance costs of $1.9 million in the accompanying Condensed Consolidated Balance Sheet. At our option, amounts borrowed under the Credit Facility, as amended through June 30, 2017, accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.00%, or the Base Rate, plus a margin ranging from 0.25% to 1.00%. The base

LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable rates change by 10% of the June 30, 2017 closing market rates, our annual interest expense would change by less than $0.1 million.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and client base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from approximately 900 as of December 31, 2008 to approximately 5,000 as of June 30, 2017. We increased our number of on demand clients from approximately 2,700 as of December 31, 2008 to approximately 11,500 as of June 30, 2017. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
The completion of the LRO and On-Site acquisitions are subject to the receipt of consents and approvals from governmental entities, which may impose conditions that cause us, LRO or On-Site, as applicable, to abandon one or both of the acquisitions.
The Asset Purchase Agreement that we entered into in connection with the LRO acquisition contains various conditions precedent to consummation of that acquisition, including obtaining approval of the United States Federal Trade Commission and Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act. These governmental entities may decline to approve the acquisition or may impose conditions on the completion of, or require changes to the terms of, the acquisition that could cause us or LRO to abandon the acquisition. On August 1, 2017, following our receipt of a second request from the Department of Justice in May 2017, the parties amended the Asset Purchase Agreement to provide that we will have the right to unilaterally extend the termination date of the acquisition in the event that the Department of Justice files a complaint under applicable antitrust laws with respect to the transaction on or before December 31, 2017.
Even if we are able to obtain governmental approval, doing so may continue to take longer, and could continue to cost more, than we expect. In addition, other conditions to the completion of the LRO acquisition may not be satisfied.
In addition, on July 28, 2017, we entered into an Asset Purchase Agreement with On-Site which contains various conditions precedent to consummation of that acquisition, including, among other conditions, obtaining approvals under applicable antitrust laws.

Any further delay in completing the LRO acquisition, any delay in completing the On-Site acquisition, and any conditions imposed in completing these acquisitions, may materially adversely affect the benefits that we expect to achieve from the acquisitions and the integration of the acquired assets and liabilities to be assumed into our business.
The conditional conversion feature of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments, such as the Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Condensed Consolidated Balance Sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, and the trading price of our common stock.
In addition, under certain circumstances, convertible debt instruments, such as the Convertible Notes, that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.
If we are not able to integrate past or future acquisitions successfully, our operating results and prospects could be harmed.
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of AUM, Axiometrics, eSupply, AssetEye and NWP. We expect to obtain similar benefits from our pending acquisitions of LRO and On-Site, and we expect to continue making acquisitions in the future. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue involve numerous risks, including the following:

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
In the utility billing and energy management market, we compete at a national level with Conservice, LLC, Yardi (following its acquisitions of ista North America and Energy Billing Systems, Inc.), Entrata, Ocius LLC (recently acquired by PayLease) and Minol USA, L.P. Many other smaller utility billing companies compete for smaller rental properties or in regional areas.
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
We rely on several large payment processing organizations to enable us to provide payment processing services to our clients, including electronic funds transfers, or EFT, check services, bank card authorization, data capture, settlement and merchant accounting services and access to various reporting tools. These organizations include Bank of America Merchant Services, Bank of America, N.A., Paymentech, LLC, Fiserv, Inc., Financial Transmission Network, Inc., Jack Henry & Associates, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Merchant Services, and Wells Fargo, N.A. We also rely on third-party hardware manufacturers to manufacture the check scanning hardware our clients utilize to process transactions. Some of these organizations and service providers are competitors who also directly or indirectly sell payment processing services to clients in competition with us. With respect to these organizations and service providers, we have significantly less control over the systems and processes than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these organizations and service providers. Accordingly, the failure of these organizations and service providers to renew their contracts with us or fulfill their contractual obligations and perform satisfactorily could result in significant disruptions to our operations and adversely affect operating results. In addition, businesses that we have acquired, or may acquire in the future, typically rely on other payment processing service providers. We may encounter difficulty converting payment processing services from these service providers to our payment processing platform. If we are required to find an alternative source for performing these functions, we may have to expend significant money, time and other resources to develop or obtain an alternative, and if developing or obtaining an alternative is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or meet their expectations, with the attendant potential for liability claims, damage to our reputation, loss of ability to attract or maintain clients and reduction of our revenue or profits.
We face a number of risks in our payment processing business that could result in a reduction in our revenues and profits.
In connection with our electronic payment processing services, we process renter payments and subsequently submit these renter payments to our clients after varying clearing times established by RealPage. These payments are settled through our sponsor banks, and in the case of EFT, our Originating Depository Financial Institutions, or ODFIs. Currently, we rely on Bank of America, N.A., Wells Fargo, N.A. and JPMorgan Chase Bank, N.A. as our sponsor banks. In the future, we expect to enter into similar sponsor bank relationships with one or more other national banking institutions. The renter payments that we process for our clients at our sponsor banks are identified in our consolidated balance sheets as restricted cash and the corresponding liability for these renter payments is identified as client deposits. Our electronic payment processing business and related maintenance of custodial accounts subjects us to a number of risks, including, but not limited to:

•
liability for client costs related to disputed or fraudulent transactions if those costs exceed the amount of the client reserves we have during the clearing period or after renter payments have been settled to our clients;

•	electronic processing limits on the amount of custodial balances that any single ODFI, or collectively all of our ODFIs, will underwrite;

•	reliance on sponsor banks, card payment processors and other payment service provider partners to process electronic transactions;

•
failure by us or our sponsor banks to adhere to applicable laws and regulatory requirements or the standards of the electronic payments rules and regulations and other rules and regulations that may impact the provision of electronic payment services;

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
If any of these risks related to our electronic payment processing business were to materialize, our business or financial results could be negatively affected. Although we attempt to structure and adapt our payment processing operations to comply with these complex and evolving laws and regulations, our efforts may not guarantee compliance. In the event that we are found to be in violation of these legal requirements, we may be subject to monetary fines, cease and desist orders, mandatory product changes, or other penalties that could have an adverse effect on our results of operations. Additionally, with respect to the processing of EFTs, we are exposed to financial risk and EFTs between a renter and our client may be returned for various reasons such as insufficient funds or stop payment orders. These returns are charged back to the client by us. However, if we or our sponsor banks are unable to collect such amounts from the client’s account or if the client refuses or is unable to reimburse us for the chargeback, we bear the risk of loss for the amount of the transfer. While we have not experienced material losses resulting from chargebacks in the past, there can be no assurance that we will not experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our clients may adversely affect our financial condition and results of operations.
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
We may require additional capital to support business growth or acquisitions, and this capital might not be available on terms acceptable to us or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure or acquire businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. We have recently amended our Credit Facility and increased our borrowing capacity and completed a convertible debt offering in which we sold $345 million of Convertible Notes. Debt financing secured by us in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges or opportunities could be significantly limited.
Our Credit Facility contains restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
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
Our Credit Facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum consolidated net leverage ratio, a maximum consolidated secured net leverage ratio, and a minimum consolidated interest coverage ratio. See additional discussion of these requirements in Note 6 of the Notes to the Condensed Consolidated Financial Statements under Item 1 and in “Contractual Obligations, Commitments, and Contingencies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2 of this Quarterly Report on Form 10-Q. As of June 30, 2017, we were in compliance with all of the covenants under our Credit Facility.
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
A significant decline in our cash flow could impair our ability to make payments under our debt obligations.
If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our Credit Facility. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under our Credit Facility or Convertible Notes Indenture, or if we fail to comply with the requirements of our indebtedness, we could default under our Credit Facility or Convertible Notes Indenture. Any default that is not cured or waived could result in the termination of the revolving commitments, the acceleration of the obligations under the Credit Facility or Convertible Notes Indenture, an increase in the applicable interest rate under the Credit Facility and a requirement that our subsidiaries that have guaranteed the Credit Facility pay the obligations in full, and would permit our lenders to exercise remedies with respect to all of the collateral that is securing the Credit Facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default could have a material adverse effect on our liquidity and financial condition.
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
On June 19, 2017, the court in both the Stokes case and Jenkins case consolidated the cases for purposes of settlement. On June 30, 2017, the parties signed a Settlement Agreement and Release covering both cases and the plaintiffs in the consolidated cases filed an uncontested motion for preliminary approval of the class action settlement and the notice to class. On August 3, 2017, the court issued a written order preliminarily approving the proposed class settlement. The final approval hearing is set for February 6, 2018.
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
As a public company, we have incurred, and will incur, significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities Exchange Commission and The NASDAQ Stock Market LLC. We expect these rules and regulations to continue to affect our legal and financial compliance costs and to make some activities more time-consuming and costly. As a public company, it is expensive for us to maintain director and officer liability insurance and it may be difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
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
We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information or consumer information could affect our clients’ ability to use and share data, potentially reducing demand for our on demand software solutions. In October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework, which had been the primary compliance mechanism for establishing data transfers outside of the European Economic Area in accordance with the European Union’s Data Protection Directive 95-46 EC. While alternative compliance options exist, the long-term viability of the overall compliance framework remains in question, which could result in increased regulation, cost of compliance and limitations on data transfers for both our clients and us.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 29.4% of our common stock as of June 30, 2017. Of such amount, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 27.0% of our common stock as of June 30, 2017. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
Future sales of our common stock in the public market could lower the market price for our common stock.
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity.
The Note Hedges and Warrant transactions may affect the value of our common stock.
In connection with the pricing of the Convertible Notes, we entered into Note Hedges transactions with the option counterparties. We also entered into Warrant transactions with the option counterparties. The Note Hedges transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of Convertible Notes once converted, as the case may be. However, the Warrants could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.
In connection with establishing their initial hedges of the Note Hedges and Warrants, the option counterparties or their respective affiliates expected to enter into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes. The option counterparties or their respective affiliates may modify any such hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of the Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the three months ended June 30, 2017, by RealPage, Inc. or any “affiliated purchaser” of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2017 through April 30, 2017	—	$—	—	$44,894,113
May 1, 2017 through May 31, 2017	—	—	—	44,894,113
June 1, 2017 through June 30, 2017	—	—	—	44,894,113
	—	$—	—	$44,894,113
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
Date: August 4, 2017

RealPage, Inc.

By:	/s/ W. Bryan Hill
W. Bryan Hill
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017				X
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant				X
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant				X
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant				X
10.1	Fourth Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated April 3, 2017	10-Q	5/8/2017	10.3
10.2
Fifth Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated May 11, 2017
X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X