Form 10-Q
period 2017-09-30
REALPAGE INC
filed 2017-11-07
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 20, 2017
Common Stock, $0.001 par value	82,879,456

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,334	$104,886
Restricted cash	92,560	83,654
Accounts receivable, less allowance for doubtful accounts of $2,998 and $2,468 at September 30, 2017 and December 31, 2016, respectively	101,164	92,367
Prepaid expenses	14,554	10,836
Other current assets	6,043	5,712
Total current assets	323,655	297,455
Property, equipment, and software, net	147,069	130,428
Goodwill	565,425	259,938
Identified intangible assets, net	143,447	74,976
Deferred tax assets, net	69,589	15,665
Other assets	9,643	9,636
Total assets	$1,258,828	$788,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,388	$21,421
Accrued expenses and other current liabilities	77,451	50,464
Current portion of deferred revenue	103,243	89,583
Current portion of term loan	4,600	5,469
Customer deposits held in restricted accounts	92,571	83,590
Total current liabilities	305,253	250,527
Deferred revenue	5,640	6,308
Term loan, net	114,719	116,657
Convertible notes, net	278,392	—
Other long-term liabilities	38,134	29,843
Total liabilities	742,138	403,335
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 87,143,835 and 86,062,191 shares issued and 83,130,124 and 81,087,353 shares outstanding at September 30, 2017 and December 31, 2016, respectively	87	86
Additional paid-in capital	622,224	534,348
Treasury stock, at cost: 4,013,711 and 4,974,838 shares at September 30, 2017 and December 31, 2016, respectively	(51,545)	(30,358)
Accumulated deficit	(54,181)	(119,260)
Accumulated other comprehensive income (loss)	105	(53)
Total stockholders’ equity	516,690	384,763
Total liabilities and stockholders’ equity	$1,258,828	$788,098
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
On demand	$161,578	$140,883	$462,518	$400,904
On premise	648	682	1,982	2,141
Professional and other	6,832	6,390	18,783	16,012
Total revenue	169,058	147,955	483,283	419,057
Cost of revenue	69,348	64,111	199,934	180,937
Gross profit	99,710	83,844	283,349	238,120
Operating expenses:
Product development	21,885	18,743	63,562	54,893
Sales and marketing	42,583	33,860	116,965	101,188
General and administrative	31,004	21,677	82,625	61,955
Impairment of identified intangible assets	—	750	—	750
Total operating expenses	95,472	75,030	263,152	218,786
Operating income	4,238	8,814	20,197	19,334
Interest expense and other, net	(4,677)	(1,064)	(8,549)	(2,846)
(Loss) income before income taxes	(439)	7,750	11,648	16,488
Income tax (benefit) expense	(7,273)	3,540	(9,594)	7,199
Net income	$6,834	$4,210	$21,242	$9,289

Net income per share attributable to common stockholders:
Basic	$0.09	$0.05	$0.27	$0.12
Diluted	$0.08	$0.05	$0.26	$0.12
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	79,838	76,823	79,045	76,615
Diluted	82,760	78,124	82,051	77,525
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$6,834	$4,210	$21,242	$9,289
(Loss) gain on interest rate swaps, net	(10)	274	72	(83)
Foreign currency translation adjustment	88	(70)	86	34
Comprehensive income	$6,912	$4,414	$21,400	$9,240
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balance as of December 31, 2016	86,062	$86	$534,348	$(53)	$(119,260)	(4,975)	$(30,358)	$384,763
Cumulative effect of adoption of ASU 2016-09	—	—	6	—	43,837	—	—	43,843
Issuance of common stock	982	1	21,613	—	—	98	—	21,614
Issuance of restricted stock	100	—	(2)	—	—	1,701	2	—
Treasury stock purchases, at cost	—	—	—	—	—	(838)	(21,189)	(21,189)
Stock-based expense	—	—	35,919	—	—	—	—	35,919
Interest rate swap agreements	—	—	—	102	—	—	—	102
Foreign currency translation	—	—	—	86	—	—	—	86
Reclassification of realized gain on cash flow hedge to earnings, net of tax	—	—	—	(30)	—	—	—	(30)
Equity component of convertible notes, net of issuance costs and deferred tax	—	—	61,390	—	—	—	—	61,390
Purchases of convertible note hedges	—	—	(62,549)	—	—	—	—	(62,549)
Issuance of warrants	—	—	31,499	—	—	—	—	31,499
Net income	—	—	—	—	21,242	—	—	21,242
Balance as of September 30, 2017	87,144	$87	$622,224	$105	$(54,181)	(4,014)	$(51,545)	$516,690
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$21,242	$9,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,814	40,874
Amortization of debt discount and issuance costs	4,340	325
Deferred taxes	(10,811)	5,424
Stock-based expense	35,732	27,383
Impairment of identified intangible assets	—	750
Loss on disposal and impairment of other long-lived assets	472	249
Acquisition-related consideration	382	(499)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	468	(2,007)
Prepaid expenses and other current assets	(1,950)	18,179
Other assets	(106)	(74)
Accounts payable	3,702	356
Accrued compensation, taxes, and benefits	1,173	2,608
Deferred revenue	4,783	(3,005)
Other current and long-term liabilities	1,047	5,272
Net cash provided by operating activities	106,288	105,124
Cash flows from investing activities:
Purchases of property, equipment, and software	(38,576)	(61,005)
Acquisition of businesses, net of cash acquired	(356,861)	(71,400)
Purchase of cost method investment	—	(3,000)
Net cash used in investing activities	(395,437)	(135,405)
Cash flows from financing activities:
Proceeds from term loan	—	124,688
Payments on term loan	(1,533)	(1,563)
Payments on revolving line of credit	—	(40,000)
Proceeds from borrowings on convertible notes	345,000	—
Purchase of convertible note hedges	(62,549)	—
Proceeds from issuance of warrants	31,499	—
Deferred financing costs	(11,026)	(392)
Payments on capital lease obligations	(232)	(549)
Payments of acquisition-related consideration	(8,073)	(4,876)
Issuance of common stock	21,614	16,139
Purchase of treasury stock related to stock-based compensation	(21,189)	(3,779)
Purchase of treasury stock under share repurchase program	—	(21,244)
Net cash provided by financing activities	293,511	68,424
Net increase in cash and cash equivalents	4,362	38,143
Effect of exchange rate on cash	86	36
Cash and cash equivalents:
Beginning of period	104,886	30,911
End of period	$109,334	$69,090
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental cash flow information:
Cash paid for interest	$2,757	$1,946
Cash paid for income taxes, net of refunds	$1,705	$1,520
Non-cash investing activities:
Accrued property, equipment, and software	$3,242	$1,700
See accompanying notes.

RealPage, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1. The Company
RealPage, Inc., a Delaware corporation (together with its subsidiaries, the “Company” or “we” or “us”), is a leading global provider of software and data analytics to the real estate industry. Our platform of data analytics and software solutions enables the rental real estate industry to manage property operations (such as marketing, pricing, screening, leasing, and accounting), identify opportunities through market intelligence, and obtain data-driven insight for better operational and financial decision-making. Our integrated, on demand platform provides a single point of access and a massive repository of real-time lease transaction data, including prospect, renter, and property data. By leveraging data as well as integrating and streamlining a wide range of complex processes and interactions among the rental real estate ecosystem (owners, managers, prospects, renters, service providers, and investors), our platform helps our clients improve financial and operational performance and prudently place and harvest capital.
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
Principally, all of our revenue for the three and nine months ended September 30, 2017 and 2016 was earned in the United States. Net property, equipment, and software held consisted of $139.5 million and $125.3 million located in the United States, and $7.6 million and $5.1 million in our international subsidiaries at September 30, 2017 and December 31, 2016, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, Spain, and India at both September 30, 2017 and December 31, 2016.
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
No single client accounted for 10% or more of our revenue or accounts receivable for the three or nine months ended September 30, 2017 or 2016.
Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; fair value measurements; contingent commissions related to the sale of insurance products; valuation of net assets acquired and contingent consideration in connection with business combinations;

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
Recently Adopted Accounting Standards
We adopted Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017. As a result of our adoption of this ASU, we recorded a deferred tax asset of $43.8 million, net of a $0.3 million valuation allowance, related to excess stock-based compensation deductions that arose but were not recognized in prior years. Additionally, we elected to account for forfeitures as they occur using a modified retrospective transition method that required us to record an immaterial cumulative-effect adjustment to accumulated deficit. We elected to account for the change in presentation of excess tax benefits in the statements of cash flows prospectively, and as a result, no prior periods were adjusted. We began to account for all excess tax benefits and deficits arising from current period stock transactions as income tax benefit or expense effective January 1, 2017. The remaining amendments to this standard did not have a material impact on our Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. This ASU eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, this ASU simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The changes in this ASU will be applied on a modified retrospective basis through a cumulative effect adjustment to the opening balance of retained earnings as of the initial application date.
While we are continuing to assess all potential impacts of ASU 2017-12 on our consolidated financial statements, its most immediate effect will be the initial recognition of the entire change in the fair value of our interest rate swaps in other comprehensive income. Similar to our current treatment of the effective portion of a change in fair value, the ineffective portion will be reclassified into interest expense as interest payments are made on our variable rate debt. Under our current practice, the ineffective portion is initially recorded as a component of interest expense in the period of change. We have not yet selected an adoption date and do not expect the changes in the ASU will have a material impact on our consolidated financial statements.
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments of this ASU allow companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. We are currently evaluating the impact of adopting ASU 2017-11 on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the fair value, vesting conditions, or award classification (as equity or liability) and would not be required if the changes are considered non-substantive. The changes in ASU 2017-09 are required to be implemented on a prospective basis and are applicable for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is permitted. We will adopt ASU 2017-09 effective January 1, 2018, and do not expect the adoption will have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business to assist entities with evaluating whether a set of transferred assets and activities (a "set") is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the set is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The ASU requires the changes to be implemented on a prospective basis and is applicable for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is permitted. We plan to adopt the changes contained in ASU 2017-01 effective January 1, 2018 and, as required by the ASU, will apply the new guidance on a prospective basis. We do not expect this ASU will have a significant impact on our classification of businesses and complementary technologies acquired.
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
We will adopt ASU 2016-18 effective January 1, 2018. After adoption, changes in customer deposits held in restricted accounts will result in an increase or reduction in our cash flows from operating activities. Under current rules, such changes are largely offset by the corresponding change in restricted cash and have a minimal impact on our statement of cash flows.
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
ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, early adoption is permitted. We have not yet selected a transition date. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance to the beginning of the earliest comparative period presented. We have formed a team to identify and analyze our existing lease agreements in order to assess the effect of the adoption of this ASU on our Condensed Consolidated Financial Statements, disclosures, and internal controls.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended by certain supplementary ASU’s released in 2016, will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Topic 606 - Deferral of Effective Date. ASU 2015-14 permitted public business entities to defer the adoption of ASU 2014-09 until interim and annual reporting periods beginning after December 15, 2017. We will adopt ASU 2014-09 in the first quarter of 2018 on a modified retrospective basis. Under this method of adoption, we would recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings in the period of initial adoption. Comparative prior year periods would not be adjusted.
Based on our preliminary analysis, we anticipate that commissions paid to our direct sales force will qualify as incremental costs of obtaining a contract and will be capitalized and subsequently amortized. We also expect that certain client accommodations currently recognized in the period granted instead will be estimated and will reduce the amount of revenue recognized as related performance obligations are satisfied. Finally, we expect our allocation of contract transaction prices to result in slightly more contract value allocated to implementation and consulting services. We continue to believe that the changes noted above will not result in material changes to our annual revenues.
The standard will require new revenue disclosures in our consolidated financial statements relating to, among other items, the disaggregation of revenue and contract backlog. We are currently developing expanded disclosures to meet the new requirements. We are also identifying and designing additional controls and updating our accounting policies to support our implementation and ongoing compliance with the new standard.
3. Acquisitions
Pending Acquisition Activity
Lease Rent Options
In February 2017, we entered into an agreement (“LRO Purchase Agreement”) to acquire the assets that comprise the multifamily business (“Lease Rent Options” or “LRO”) of The Rainmaker Group Holdings, Inc. (“Rainmaker”). The closing of the proposed acquisition is subject to standard closing conditions, including the completion of the Hart-Scott-Rodino Antitrust Improvements Act review process. The acquisition of LRO will extend our revenue management footprint, augment our repository of real-time lease transaction data, and increase our data science talent and capabilities. We expect the acquisition of LRO to increase the market penetration of our YieldStar Revenue Management solution and drive revenue growth in our other asset optimization solutions.
Pursuant to the LRO Purchase Agreement, consideration will consist of a cash payment at closing of approximately $298.5 million, subject to reduction for outstanding indebtedness, unpaid transaction expenses, and a working capital adjustment; and a deferred cash obligation of up to $1.5 million. The deferred cash obligation serves as security for our benefit against the sellers' indemnification obligations. Subject to any indemnification claims made, the deferred cash obligation will be released approximately twelve months following the acquisition date. We expect to finance this transaction with cash on hand and funds available under our Credit Facility, as defined in Note 6.
In May 2017, the LRO Purchase Agreement was amended to extend the Termination Date, as defined in the LRO Purchase Agreement, to December 31, 2017. In August 2017, a second amendment to the LRO Purchase Agreement was executed (“Second LRO Amendment”) under which RealPage will have the unilateral right to extend the Termination Date beyond December 31, 2017, in the event that the U.S. Department of Justice files a complaint under applicable antitrust laws with respect to the transaction on or before December 31, 2017. Any such extension by RealPage will effectively extend the Termination Date by six months or the earlier of (i) such time as a federal court issues a final non-appealable order or takes any other action permanently restraining, enjoining, or otherwise prohibiting the closing, or otherwise rules that the transaction violates applicable antitrust laws, or (ii) such date as RealPage notifies Rainmaker that it elects to terminate the extension. The Second LRO Amendment further provides that if RealPage does not elect to extend the Termination Date, either party has the right to terminate the LRO Purchase Agreement within 20 days after the U.S. Department of Justice files a complaint under applicable antitrust laws. In the event RealPage elects to extend the Termination Date, RealPage will pay one-half of Rainmaker’s legal and related fees and expenses reasonably incurred, from the date such extension is exercised to the Termination Date, in defending the transaction from any complaint filed pursuant to antitrust laws. If the closing has not occurred by the Termination Date, either RealPage or Rainmaker may, subject to certain limitations, terminate the LRO Purchase Agreement.
Current Acquisition Activity
On-Site
In September 2017, we acquired certain discrete assets of On-Site Manager, Inc. (“On-Site Manager”), including its ownership interest in its majority-owned subsidiary, DepositIQ & RentersIQ Insurance Agency, LLC (“DIQ”) (collectively, “On-Site”). We also acquired the remaining minority interest in DIQ. On-Site is a leasing platform for property managers and renters that assimilates leads from any source and converts them into signed leases for both the multifamily and single family housing industries. The acquisition of On-Site increased the footprint of our screening services and added incremental consumer oriented data that benefits our data analytics solutions. Additionally, we anticipate On-Site will improve the integration of our leasing solutions into other major property management systems.
We acquired On-Site, including the minority interest in DIQ, for an aggregate purchase price of $253.4 million. The purchase price consisted of a cash payment of $226.0 million at closing, net of cash acquired of $3.7 million, and a deferred cash obligation of up to $29.0 million. The fair value of the deferred cash obligation was $27.4 million at the date of acquisition. Subject to any indemnification claims made, the deferred cash obligation will be paid over a period of 36 months, with the majority due approximately twelve months following the acquisition date. This acquisition was financed using cash on hand, which included a portion of the net offering proceeds from the issuance of the Convertible Notes in May 2017.

The acquired identifiable intangible assets consisted of trade names, developed technologies, and client relationships, which will be amortized over estimated useful lives of two, five, and ten years, respectively. Preliminary goodwill recognized of $206.3 million primarily arises from anticipated synergies from leveraging our existing cost structure and integrated sales force. Goodwill and the acquired identified intangible assets arising from the acquisition of On-Site Manager are deductible for tax purposes; those arising from the acquisition of DIQ are not. Acquisition costs associated with this transaction, including those incurred as a result of the Hart-Scott-Rodino Antitrust Improvements Act review process, totaled $1.4 million and were expensed as incurred.
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
We acquired AUM for a purchase price of $69.4 million. The purchase price consisted of a cash payment of $64.8 million at closing, net of cash acquired of $0.1 million, and a deferred cash obligation of up to $5.1 million. The fair value of the deferred cash obligation was $4.6 million at the date of acquisition, and is payable over a period of four years following the date of acquisition. This acquisition was financed using cash on hand, which included a portion of the net offering proceeds from the issuance of the Convertible Notes.
The acquired identifiable intangible assets consisted of trade names, developed technology, non-compete agreements, and client relationships, which will be amortized over estimated useful lives of two, three, five, and ten years, respectively. Goodwill recognized of $44.9 million primarily arises from anticipated synergies from integrating the acquired assets with our existing resident utility management system and leveraging the energy cost and consumption benchmarking capabilities and data acquired. Goodwill and the acquired identified intangible assets are deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.3 million and were expensed as incurred.
Subsequent to the acquisition date, management continued to review information relating to events and circumstances that existed at the acquisition date. This review resulted in certain adjustments to the provisional amounts previously recognized. The net effect of these measurement period adjustments resulted in a decrease in goodwill of $0.4 million during the quarter ended September 30, 2017.
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

Purchase Price Allocation
The estimated fair values of assets acquired and liabilities assumed presented below are provisional and are based primarily on the information available as of the acquisition dates. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition dates. The preliminary allocation of each purchase price, including the effects of measurement period adjustments recorded as of September 30, 2017, was as follows:

	Axiometrics	AUM	On-Site
	(in thousands)
Restricted cash	$—	$5,954	$3,357
Accounts receivable	1,620	2,409	5,570
Property, equipment, and software	416	319	4,489
Intangible assets:
Developed product technologies	15,500	10,800	14,811
Client relationships	6,830	7,470	21,230
Trade names	3,200	208	4,160
Non-compete agreements	—	3,920	—
Goodwill	54,174	44,935	206,342
Other assets	273	1,208	276
Accounts payable and accrued liabilities	(367)	(1,156)	(1,348)
Client deposits held in restricted accounts	—	(6,334)	(3,357)
Deferred revenue	(7,115)	(321)	(711)
Other long-term liabilities	(774)	—	—
Deferred tax liability	—	—	(1,400)
Total purchase price	$73,757	$69,412	$253,419
At September 30, 2017, deferred cash obligations related to acquisitions completed in 2017 totaled $41.5 million and were carried net of a discount and indemnified obligations of $2.8 million. The aggregate fair value of contingent cash obligations related to these acquisitions was $0.3 million at September 30, 2017. During the three and nine months ended September 30, 2017, we recognized a gain of $0.3 million and $0.5 million, respectively, due to changes in the fair value of contingent cash obligations related to acquisitions completed in 2017.
2016 Acquisitions
eSupply Systems, LLC
In June 2016, we acquired substantially all of the assets of eSupply Systems, LLC (“eSupply”) and those of certain entities related to eSupply. We have used the acquired assets, which include an e-procurement software and group purchasing service, to augment our Spend Management solutions.
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
Subsequent to the acquisition date, management continued to review information relating to events and circumstances that existed at the acquisition date. This review resulted in measurement period adjustments to the provisional amounts recorded at the acquisition date related to deferred cash obligations paid to the sellers and deferred tax assets associated with the transaction. These measurement period adjustments resulted in a change in goodwill, deferred tax assets, and the deferred cash obligation of $(1.8) million, $1.0 million, and $(0.8) million, respectively, during the fourth quarter of 2016.

Purchase Price Allocation
The allocation of each purchase price was as follows:

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
At September 30, 2017 and December 31, 2016, deferred cash obligations related to acquisitions completed in 2016 totaled $7.3 million and $8.7 million, and were carried net of a discount and indemnified obligations of $2.2 million and $1.2 million, respectively. The aggregate fair value of contingent cash obligations related to these acquisitions was $0.3 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively. During the three and nine months ended September 30, 2017, we recognized a gain of $0.5 million and $0.3 million, respectively, due to changes in the fair value of contingent cash obligations related to these acquisitions. During the same periods in 2016, a loss of $0.1 million was recognized related to these obligations.
We made deferred cash payments of $1.3 million during the nine months ended September 30, 2017, related to these acquisitions. There were no deferred cash payments made during the same period in 2016. During the nine months ended September 30, 2017 and 2016, we made payments totaling $0.1 million and $3.3 million, respectively, related to amounts due to certain employees and former shareholders of the acquired businesses described above.
Acquisition Activity Prior to 2016
At September 30, 2017 and December 31, 2016, the aggregate carrying value of deferred cash obligations related to acquisitions completed prior to 2016 totaled $0.1 million and $6.6 million, respectively. We paid deferred cash obligations related to these acquisitions in the amount of $6.4 million and $5.1 million during the nine months ended September 30, 2017 and 2016, respectively.
No contingent cash obligations remained outstanding at September 30, 2017 related to acquisitions completed prior to 2016. The aggregate carrying value of contingent cash obligations related to these acquisitions was estimated to be zero at December 31, 2016. During the nine months ended September 30, 2017, we paid contingent cash obligations in the amount of $0.7 million related to acquisitions completed prior to 2016. A gain of $0.4 million and $0.8 million was recognized during the three and nine months ended September 30, 2016, respectively, due to changes in the fair value of contingent cash obligations related to these acquisitions. During the nine months ended September 30, 2017, a loss of $0.7 million was recognized related to acquisitions completed prior to 2016.

Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2017 and 2016, as if the aforementioned acquisitions, excluding the proposed LRO acquisition, had occurred at the beginning of each period presented. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax benefit, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 Pro Forma	2016 Pro Forma	2017 Pro Forma	2016 Pro Forma
	(in thousands, except per share amounts)
Total revenue	$181,463	$170,455	$537,296	$485,887
Net income	6,650	1,753	19,191	805
Net income per share:
Basic	$0.08	$0.02	$0.24	$0.01
Diluted	$0.08	$0.02	$0.23	$0.01
4. Property, Equipment, and Software
Property, equipment, and software consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Leasehold improvements	$56,529	$51,242
Data processing and communications equipment	82,866	76,773
Furniture, fixtures, and other equipment	32,239	26,513
Software	104,191	86,983
Property, equipment, and software, gross	275,825	241,511
Less: Accumulated depreciation and amortization	(128,756)	(111,083)
Property, equipment, and software, net	$147,069	$130,428
Depreciation and amortization expense for property, equipment, and purchased software was $6.9 million and $6.2 million for the three months ended, and $20.4 million and $18.2 million for the nine months ended September 30, 2017 and 2016, respectively.
The carrying amount of capitalized software development costs was $68.8 million and $55.4 million at September 30, 2017 and December 31, 2016, respectively. Total accumulated amortization related to these assets was $25.4 million and $19.8 million at September 30, 2017 and December 31, 2016, respectively. Amortization expense related to capitalized software development costs totaled $2.2 million and $1.6 million for the three months ended, and $5.7 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively.
5. Goodwill and Identified Intangible Assets
Changes in the carrying amount of goodwill during the nine months ended September 30, 2017 were as follows, in thousands:

Balance as of December 31, 2016	$259,938
Goodwill acquired	305,451
Other	36
Balance as of September 30, 2017	$565,425

Identified intangible assets consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$116,823	$(71,356)	$45,467	$75,671	$(62,249)	$13,422
Client relationships	143,998	(72,965)	71,033	108,468	(64,173)	44,295
Vendor relationships	5,650	(5,650)	—	5,650	(5,650)	—
Trade names	13,840	(2,798)	11,042	5,899	(1,225)	4,674
Non-compete agreements	4,173	(407)	3,766	253	(170)	83
Total finite-lived intangible assets	284,484	(153,176)	131,308	195,941	(133,467)	62,474
Indefinite-lived intangible assets:
Trade names	12,139	—	12,139	12,502	—	12,502
Total identified intangible assets	$296,623	$(153,176)	$143,447	$208,443	$(133,467)	$74,976
Amortization expense related to finite-lived intangible assets was $7.1 million and $6.3 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, amortization expense related to finite-lived intangible assets was $19.7 million and $18.5 million, respectively.
In October 2016, we entered into an agreement with A Place for Mom, Inc. (“A Place for Mom”), whereby we sold certain assets associated with our senior living referral services, including certain indefinite-lived trade names, and agreed with A Place for Mom to collaborate to improve lead transparency utilizing A Place for Mom’s and the Company’s senior living customer relationship management platforms. Based on the status of the sale negotiations, we concluded there was a possibility that the negotiated assets could be impaired and performed an impairment analysis as of September 30, 2016. As a result of this analysis, we recorded an impairment of the associated trade names of $0.8 million, the amount by which the carrying value of the trade names exceeded their estimated fair value on the date of analysis, in the third quarter of 2016. See Note 11 for discussion of the methodology and inputs utilized by the Company to estimate the fair value of these indefinite-lived trade names.
6. Debt
Credit Facility
On September 30, 2014, we entered into an agreement for a secured revolving credit facility (as amended by the amendments discussed below, the “Credit Facility”) to refinance our outstanding revolving loans. The Credit Facility provides for an aggregate principal amount of up to $200.0 million of revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”). Additionally, the Credit Facility allows us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our Senior Leverage Ratio, as defined below, to exceed 3.25 to 1.00 (“Accordion Feature”). Under the First Amendment, discussed below, we used availability provided by the Accordion Feature to add a term loan in an original principal amount of $125.0 million (“Term Loan”) to the Credit Facility. In February 2017, we used borrowing capacity under the Accordion Feature to add a delayed draw term loan with an original principal amount of up to $200.0 million (“Delayed Draw Term Loan”). At our option, amounts outstanding under the Credit Facility accrued interest, prior to the amendments described below, at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 1.75%, or the Base Rate, plus a margin ranging from 0.25% to 0.75% (“Applicable Margin”). The base LIBOR is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our Net Leverage Ratio, as defined below. As amended, the Credit Facility matures on February 27, 2022.
The Credit Facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Credit Facility. The Credit Facility contains customary covenants, subject in each case to customary exceptions and qualifications. Our covenants include, among other limitations, a requirement that we comply with a maximum Consolidated Net Leverage Ratio, a minimum Consolidated Interest Coverage Ratio, and a maximum Consolidated Senior Secured Net Leverage Ratio.
Consolidated Net Leverage Ratio: The Consolidated Net Leverage Ratio (“Net Leverage Ratio”) is the ratio of consolidated funded indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, as defined in the Credit Facility. The Net Leverage Ratio generally may not exceed 4.00 to 1.00, but automatically increases to 5.00 to 1.00 following an acquisition having aggregate consideration equal to or greater than $150.0 million and occurring within a specified time period following an unsecured debt issuance equal to or greater than $225.0 million. The automatic increase may occur once during the term of the Credit Facility and lasts for two consecutive fiscal quarters, after which it is incrementally reduced until the ratio returns to 4.00 to 1.00. The automatic increase was triggered by our acquisition of On-Site in September 2017. As a result, the maximum Net Leverage Ratio at September 30, 2017 was 5.00 to 1.00. The maximum Net Leverage Ratio will stay at this level through December 31, 2017, after which it will be incrementally reduced until it returns to 4.00 to 1.00 on September 30, 2019.
Consolidated Interest Coverage Ratio: The Consolidated Interest Coverage Ratio (“Interest Coverage Ratio”) is the ratio of the sum of our four previous fiscal quarters’ consolidated EBITDA to our aggregate interest expense for the same period. The Interest Coverage Ratio must not be less than 3.00 to 1.00 on the last day of each fiscal quarter. The Interest Coverage Ratio was modified by the Fourth Amendment to exclude non-cash interest attributable to the Convertible Notes, as defined below.
Consolidated Senior Secured Net Leverage Ratio: The Consolidated Senior Secured Net Leverage Ratio (“Senior Leverage Ratio”) is the ratio of consolidated senior secured indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA and may not exceed 3.50 to 1.00. At our option, this ratio may be increased to 3.75 to 1.00 for a period of one year following the completion of an acquisition having aggregate consideration greater than $50.0 million. We are not permitted to exercise this option more than one time during any consecutive eight quarter period. As of September 30, 2017, we had not exercised our option to increase the Senior Leverage Ratio.
In February 2016, we entered into an amendment to the Credit Facility (“First Amendment”). The First Amendment provided for the Term Loan, which is coterminous with the existing Credit Facility. The Term Loan reduced the amount available for additional term loans and revolving commitments available under the Accordion Feature. Under the terms of the First Amendment, an additional pricing tier was added to the Applicable Margin which modified the range to 1.25% to 2.00% for LIBOR loans, and 0.25% to 1.00% for Base Rate loans. The Term Loan’s amortization schedule was subsequently amended by the Third Amendment, defined below. Under the amended amortization schedule, we began making quarterly principal payments with respect to the Term Loan of $0.8 million on June 30, 2017. The quarterly principal payments will increase to $1.5 million on June 30, 2018, and to $3.1 million on June 30, 2020. Any remaining principal balance on the Term Loan is due on the maturity date. We incurred debt issuance costs in the amount of $0.7 million in conjunction with the execution of the First Amendment.
In February 2017, we entered into the second (“Second Amendment”) and third amendments (“Third Amendment”) to the Credit Facility. Among other changes, the Second Amendment replenished the amount available under the Accordion Feature, previously reduced through the issuance of the Term Loan, to $150.0 million, plus an amount that would not cause our Senior Leverage Ratio to exceed 3.25 to 1.00. The Third Amendment provided for a delayed draw term loan, which was initially available to be drawn until May 31, 2017 (“Delayed Draw Term Loan”). The Delayed Draw Term Loan reduced the amount available for additional term loans and revolving commitments available under the Accordion Feature. Subsequent to disbursal of the Delayed Draw Term Loan funds, we will make quarterly principal payments equal to an initial amount of 0.625% of the original Delayed Draw Term Loan principal amount. The quarterly principal payment percentage increases to 1.250% beginning on June 30, 2018, and to 2.50% beginning on June 30, 2020. Any remaining principal balance on the Delayed Draw Term Loan is due on the maturity date. We incurred debt issuance costs in the amount of $1.3 million in conjunction with the execution of the Second and Third amendments. The availability period of the Delayed Draw Term Loan was extended through August 31, 2017, under the fifth amendment to the Credit Facility, which was executed in May 2017. In August 2017, the availability period of the Delayed Draw Term Loan was further extended through December 31, 2017, under the sixth amendment to the Credit Facility. At September 30, 2017, we had not drawn funds under the Delayed Draw Term Loan.
On April 3, 2017, we entered into the fourth amendment to the Credit Facility (“Fourth Amendment”). The Fourth Amendment modified certain terms of the Credit Facility to, among other things, increase the maximum Net Leverage Ratio, provide for the maximum Senior Leverage Ratio, and provide for an additional pricing tier for interest rates and fees if the Company’s Net Leverage Ratio equals or exceeds 4.00 to 1.00, resulting in a new Applicable Margin range of 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for Base Rate loans.
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
We had $121.1 million and $122.6 million of principal outstanding under our Term Loan at September 30, 2017 and December 31, 2016, respectively. There were no outstanding borrowings under the Revolving Facility at September 30, 2017 and December 31, 2016. As of September 30, 2017, we had $400.0 million of available credit under our Credit Facility plus additional amounts under the Accordion Feature. This availability consisted of $200.0 million available under our Revolving Facility, $200.0 million available under our Delayed Draw Term Loan, and amounts available under the Accordion Feature (reduced by the Delayed Draw Term Loan). We had unamortized debt issuance costs of $0.6 million and $0.8 million related to the Revolving Facility, and $1.8 million and $0.5 million related to the Term and Delayed Draw Term Loans at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, we were in compliance with the covenants under our Amended Credit Facility.
At September 30, 2017, future maturities of principal under the Term Loan were as follows for the years ending December 31, in thousands:

2017	$767
2018	5,366
2019	6,133
2020	10,732
2021	12,266
Thereafter	85,859
$121,123
Convertible Notes
In May 2017 the Company issued convertible senior notes with aggregate principal of $345.0 million (including the underwriters’ exercise in full of their over-allotment option of $45.0 million) which mature on November 15, 2022 (“Convertible Notes”). The Convertible Notes were issued under an indenture dated May 23, 2017 (“Indenture”), by and between the Company and Wells Fargo Bank, N.A., as Trustee. We received net proceeds from the offering of approximately $304.2 million after adjusting for debt issuance costs, including the underwriting discount, the net cash used to purchase the Note Hedges and the proceeds from the issuance of the Warrants which are discussed below.
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
The Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Indenture contains customary events of default with respect to the Convertible Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the Convertible Notes shall, declare all of principal and accrued and unpaid interest, if any, of the Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, all of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, any principal and accrued and unpaid interest will be due and payable immediately.
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
We incurred issuance costs of $9.8 million related to the Convertible Notes. Issuance costs were allocated to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in stockholders' equity.
The net carrying amount of the Convertible Notes at September 30, 2017, was as follows, in thousands:

Liability component:
Principal amount	$345,000
Unamortized discount	(59,046)
Unamortized debt issuance costs	(7,562)
$278,392

Equity component, net of issuance costs and deferred tax:	$61,390
The following table sets forth total interest expense related to the Convertible Notes for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(in thousands)
Contractual interest expense	$1,265	$1,826
Amortization of debt discount	2,451	3,503
Amortization of debt issuance costs	313	447
	$4,029	$5,776

Effective interest rate of the liability component		5.87%
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
The Note Hedges are transactions that are separate from the terms of the Convertible Notes and the Warrants, and holders of the Convertible Notes and the Warrants have no rights with respect to the Note Hedges. The Warrants are similarly separate in both terms and rights from the Note Hedges and the Convertible Notes. As of September 30, 2017, no Note Hedges or Warrants had been exercised.
7. Stock-based Expense
During the three and nine months ended September 30, 2017, the Company made the following grants of time-based restricted stock:

Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Vesting
95,601	1,215,940	Shares vest ratably over a period of twelve quarters beginning on the first day of the second calendar quarter immediately following the grant date.
—	49,563	Shares vest ratably over a period of four quarters beginning on the first day of the calendar quarter immediately following the grant date.
During the nine months ended September 30, 2017, we granted 535,441 shares of restricted stock which require the achievement of certain market-based conditions to become eligible to vest. The shares become eligible to vest based on the achievement of the following conditions:

Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Condition to Become Eligible to Vest
—	178,480	After the grant date and prior to July 1, 2020, the average closing price per share of our common stock equals or exceeds $38.05 for twenty consecutive trading days.
—	178,480	After the grant date and prior to July 1, 2020, the average closing price per share of our common stock equals or exceeds $41.09 for twenty consecutive trading days.
—	178,481	After the grant date and prior to July 1, 2020, the average closing price per share of our common stock equals or exceeds $45.66 for twenty consecutive trading days.
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
The Company capitalized $0.2 million of stock-based expense for software development costs during each of the three and nine month periods ended September 30, 2017.

8. Commitments and Contingencies
Lease Commitments
The Company leases office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2028 and provide for renewal options. The agreements generally require the Company to pay for executory costs such as real estate taxes, insurance, and repairs. At September 30, 2017, minimum annual rental commitments under non-cancellable operating leases were as follows for the years ending December 31, in thousands:

2017	$3,939
2018	14,304
2019	12,845
2020	10,648
2021	10,056
Thereafter	54,428
$106,220
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2017 or December 31, 2016.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of September 30, 2017 or December 31, 2016.
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
On June 19, 2017, the court in both the Stokes case and Jenkins case consolidated the cases for purposes of settlement. On June 30, 2017, the parties signed a Settlement Agreement and Release covering both cases and the plaintiffs in the consolidated cases filed an uncontested motion for preliminary approval of the class action settlement and the notice to the class. On August 3, 2017, the court issued a written order preliminarily approving the proposed class settlement. The final approval hearing is set for February 6, 2018.
On February 23, 2015, we received from the Federal Trade Commission (“FTC”) a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the FCRA. We responded to the request and requests for additional information by the FTC. On November 2, 2017, the FTC staff informed us of its belief that there is a basis for claims that could include monetary and injunctive relief against us for failing to follow reasonable procedures to assure maximum possible accuracy of our tenant screening reports. We are continuing to assess the matter and plan to have further discussions with the FTC. We believe that our business practices did not, and do not, violate the FCRA or any other laws, and we intend to vigorously defend our position. However, we are unable to predict the outcome of this matter at this time.
At September 30, 2017 and December 31, 2016, we had accrued amounts for estimated settlement losses related to legal matters. The Company does not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
We are involved in other litigation matters not described above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
9. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 36,028 and 51,156 for the three months ended and 245,009 and 358,992 for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted net income per share, it is the current intent of the Company to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount (the “conversion premium”) in shares of our common stock. Therefore, only the impact of the conversion premium will be included in total dilutive weighted average shares outstanding using the treasury stock method. No conversion premium existed as of September 30, 2017, and as such, there was no dilutive impact from the Convertible Notes for the three and nine month periods ended September 30, 2017. The Warrants sold in connection with the issuance of the Convertible Notes will not be considered in calculating the total dilutive weighted average shares outstanding until the price of the Company’s common stock exceeds the strike price of $57.58 per share, as described in Note 6. When the price of the Company’s common stock exceeds the strike price of the Warrants, the effect of the additional shares that may be issued upon exercise of the Warrants will be included in total dilutive weighted average shares outstanding using the treasury stock method. The Note Hedges purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted net income per share. Refer to Note 6 for further discussion regarding the Convertible Notes.
As required by ASU 2016-09, the weighted average effect of dilutive securities for the three and nine month periods ended September 30, 2017, was calculated without including consideration of windfall tax benefits, resulting in the repurchase of fewer hypothetical shares and a greater dilutive effect. This change was applied on a prospective basis, and dilutive securities for the same period in 2016 have not been adjusted.

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$6,834	$4,210	$21,242	$9,289
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	79,838	76,823	79,045	76,615
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	2,922	1,301	3,006	910
Weighted average common shares used in computing diluted net income per share	82,760	78,124	82,051	77,525
Net income per share:
Basic	$0.09	$0.05	$0.27	$0.12
Diluted	$0.08	$0.05	$0.26	$0.12
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
Our effective income tax rate was (82.4)% and 43.7% for the nine months ended September 30, 2017 and 2016, respectively. Our effective rate is lower than the statutory rate for the nine months ended September 30, 2017, primarily because of excess tax benefits from stock-based compensation of $2.7 million, $4.5 million and $7.2 million recognized as discrete items during, respectively, the first, second and third quarters of 2017, as required by ASU 2016-09. The effective rate is higher than the statutory rate for the nine months ended September 30, 2016, primarily because of state income taxes and non-deductible expenses.
As a result of our adoption of ASU 2016-09, on January 1, 2017 we recorded a deferred tax asset of $43.8 million, net of a $0.3 million valuation allowance, with a corresponding increase to retained earnings. The deferred tax asset consisted of excess stock-based compensation deductions that arose but were not recognized in prior years. See additional discussion of our adoption of ASU 2016-09 in Note 2. In the second quarter of 2017, we recorded a deferred tax asset of $0.6 million as a result of differences in the treatment of convertible debt issuance costs for financial reporting and tax purposes.
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
Significant unobservable inputs used in the contingent consideration fair value measurements included the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Discount rates	16.5%	14.8 - 27.8%
Volatility rates	24.0%	29.9%
Risk free rate of return	1.3%	0.7%
The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, by the fair value hierarchy levels as described above:

	Fair value at September 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,073	$—	$1,073	$—
Liabilities:
Contingent consideration related to the acquisition of:
AssetEye	$255	$—	$—	$255
Axiometrics	343	—	—	343
Total liabilities measured at fair value	$598	$—	$—	$598

	Fair value at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,098	$—	$1,098	$—
Liabilities:
Contingent consideration related to the acquisition of:
Indatus	$2	$—	$—	$2
AssetEye	539	—	—	539
Total liabilities measured at fair value	$541	$—	$—	$541
There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the nine months ended September 30, 2017.
Changes in the fair value of Level 3 measurements were as follows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Balance at beginning of period	$541	$841
Initial contingent consideration	812	245
Net gain on change in fair value	(755)	(692)
Balance at end of period	$598	$394
Gains and losses recognized on the change in fair value of our Level 3 measurements are reflected in the line, “General and administrative” in the accompanying Condensed Consolidated Statements of Operations.
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

We estimated the fair value of the Convertible Notes based on quoted market prices as of the last trading day for the nine months ended September 30, 2017; however, the Convertible Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Convertible Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the Convertible Notes is net of unamortized discount and issuance costs. The fair value and carrying value of the Convertible Notes were as follows at September 30, 2017:

	Fair Value	Carrying Value
	(in thousands)
Convertible Notes	$401,235	$278,392
12. Stockholders’ Equity
In May 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. Our board of directors approved a one year extension of this program in both 2015 and 2016. On April 28, 2017, our board of directors again approved a one year extension of the share repurchase program. The terms of this extension permit the repurchase of up to $50.0 million of our common stock during the period commencing on the extension date and ending on May 4, 2018.
Repurchase activity during the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016
Number of shares repurchased	—	1,012,823
Weighted-average cost per share	$—	$20.98
Total cost of shares repurchased, in thousands	$—	$21,244
There was no repurchase activity during the three months ended September 30, 2017 and 2016.
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
The effective portion of changes in the fair value of the Swap Agreements is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the Swap Agreements is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to the Swap Agreements will be reclassified to interest expense as interest payments are made on our variable-rate debt. The Company estimates that an additional $0.4 million will be reclassified as a decrease of interest expense during the twelve-month period ending September 30, 2018.
As of September 30, 2017, the Swap Agreements were still outstanding. The table below presents the notional and fair value of the Swap Agreements as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016:

	Balance Sheet Location	Notional	Fair Value
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Swap agreements as of September 30, 2017	Other assets	$75,000	$1,073
Swap agreements as of December 31, 2016	Other assets	$75,000	$1,098
As of September 30, 2017, the Company has not posted any collateral related to the Swap Agreements. If the Company had breached any of the Swap Agreement’s default provisions at September 30, 2017, it could have been required to settle its obligations under the Swap Agreements at their termination value of $1.1 million.

The tables below present the amount of gains and losses related to the effective and ineffective portions of the Swap Agreements and their location on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, in thousands:

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Three months ended September 30, 2017:
Swap agreements, net of tax	$29	Interest expense and other	$39	Interest expense and other	$(13)
Three months ended September 30, 2016:
Swap agreements, net of tax	$456	Interest expense and other	$76	Interest expense and other	$—

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Nine months ended September 30, 2017:
Swap agreements, net of tax	$102	Interest expense and other	$30	Interest expense and other	$(41)
Nine months ended September 30, 2016:
Swap agreements, net of tax	$(86)	Interest expense and other	$163	Interest expense and other	$—
14. Subsequent Events
PEX Software
On October 23, 2017, we acquired all of the issued and outstanding shares of PEX Software Limited (“PEX”). PEX is a rental housing solution provider based in the United Kingdom which helps companies transform work practices and service delivery models, create and leverage competitive advantage, reduce costs, and scale businesses. PEX’s platform serves market-leading clients in the United Kingdom, European Union, and Australia. The acquisition of PEX will help us to secure a leading market position in the private rental segment of the United Kingdom’s housing market and ease our expansion into the European Union and other international markets. The purchase price consisted of a cash payment of $5.2 million and a deferred cash obligation of $1.0 million, payable over a period of 24 months following the acquisition date.
Due to the timing of this acquisition, certain disclosures required by ASC 805, including the allocation of the purchase price, have been omitted because the initial accounting for the business combination was incomplete as of the filing date of this report. Such information will be included in the Company's subsequent Form 10-K.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any anticipated results, performance, or achievements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal year 2016 previously filed with the SEC on March 1, 2017, and our Quarterly Report on Form 10-Q for the second quarter of 2017 filed on August 4, 2017. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
Overview
We are a leading global provider of software and data analytics to the real estate industry. Clients use our platform of solutions to improve operating performance and increase capital returns. By leveraging data as well as integrating and streamlining a wide range of complex processes and interactions among the apartment real estate ecosystem, our platform helps our clients improve financial and operational performance and prudently place and harvest capital.
The substantial majority of our revenue is derived from sales of our on demand software solutions. We also derive revenue from our professional and other services, and a small percentage of our revenue is derived from sales of our on premise software solutions. Our on demand software solutions are sold pursuant to subscription license agreements and our on premise software solutions are sold pursuant to term or perpetual licenses and associated maintenance agreements. We price our solutions based primarily on the number of units the client manages with our solutions. For our insurance-based solutions, we earn revenue based on a commission rate that considers earned premiums; agent commission; incurred losses; and profit retained by our underwriting partner. Our transaction-based solutions are priced based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, and vacation rental markets. In addition, since July 2002, we have completed 38 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of September 30, 2017, we had approximately 5,200 employees.
Solutions and Services
Our platform is designed to serve as a single system of record for all of the constituents of the rental real estate ecosystem; to support the entire renter life cycle, from prospect to applicant to residency or guest to post-residency or post-stay; and to optimize operational yields and returns on investment. Common authentication, work flow, and user experience across solution categories enable each of these constituents to access different applications as appropriate for their roles.
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

Property Management
Our property management solutions are referred to as enterprise resource planning, or ERP, systems. These solutions manage core property management business processes, including leasing, accounting, budgeting, purchasing, facilities management, document management, and support and advisory services. It includes a central database of prospect, applicant, renter, and property information that is accessible in real time by our other solutions. Our property management solutions also interface with most popular general ledger accounting systems through our RealPage Exchange platform. This makes it possible for clients to deploy our solutions using our accounting system or a third-party accounting system. Our property management solution category consists of seven primary solutions including OneSite, Propertyware, Kigo, Spend Management Solutions, The RealPage Cloud, SmartSource, and EasyLMS.
Leasing and Marketing
Leasing and marketing solutions aim to optimize marketing spend and the leasing process. These solutions manage core leasing and marketing processes including websites and syndication, paid lead generation, organic lead generation, lead management, automated lead closure, lead analytics, real-time unit availability, automated online apartment leasing, and applicant screening. Our leasing and marketing solutions category consists of six primary solutions: Online Leasing, Contact Center, Websites & Syndication, MyNewPlace, Lead2Lease, and Resident Screening.
Resident Services
Our resident services solutions provide a platform to optimize the transactional and social experience of prospects and renters, and enhance a property’s reputation. These solutions facilitate core renter management business processes including utility billing, renter payment processing, service requests, lease renewal, renter’s insurance, and consulting and advisory services. Our resident services solution category consists of five primary solutions: Resident & Utility Billing, Resident Payments, Resident Portal, Contact Center Maintenance, and Renter's Insurance.
Asset Optimization
Our asset optimization solutions aim to optimize property financial and operational performance, and provide comprehensive analytics-based decision support for optimum investment performance throughout the phases of real estate investment (e.g., acquisition, operation, renovation, and disposition). These solutions facilitate core asset management, business intelligence, performance benchmarking and investment analysis including, real-time yield management, revenue growth forecasting, key variable sensitivity forecasting, internal operating metric benchmarking, and external market benchmarking. Our asset optimization solution category consists of four primary solutions: YieldStar Revenue Management, Business Intelligence, Data Analytics, and Asset and Investment Management.
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
We offer training programs for training administrators and on-site property managers on the use of our solutions. Training options include regularly hosted classroom and online instruction (through our online learning courseware), as well as online webinars. Our clients can integrate their own training content with our content to deliver an integrated and customized training program for their on-site property managers.
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
We used the net offering proceeds for general corporate purposes, including our acquisitions of AUM, On-Site, and PEX, discussed below. Refer to Note 6 of the accompanying Condensed Consolidated Financial Statements for further discussion of these transactions and their accounting implications.
Pending Acquisition Activity
Lease Rent Options
In February 2017, we entered into an agreement (“LRO Purchase Agreement”) to acquire the assets that comprise the multifamily business (“Lease Rent Options” or “LRO”) of The Rainmaker Group Holdings, Inc. (“Rainmaker”). The closing of the proposed acquisition is subject to standard closing conditions, including the completion of the Hart-Scott-Rodino Antitrust Improvements Act review process. The acquisition of LRO will extend our revenue management footprint, augment our repository of real-time lease transaction data, and increase our data science talent and capabilities. We expect the acquisition of LRO to increase the market penetration of our YieldStar Revenue Management solution and drive revenue growth in our other asset optimization solutions.
In May 2017, the LRO Purchase Agreement was amended to extend the Termination Date, as defined in the LRO Purchase Agreement, to December 31, 2017. In August 2017, a second amendment (“Second LRO Amendment”) was executed in which the parties agreed that RealPage will have the unilateral right to extend the Termination Date beyond December 31, 2017, in the event that the U.S. Department of Justice files a complaint under applicable antitrust laws with respect to the transaction on or before December 31, 2017. In the event we elect to extend the Termination Date, we will pay one-half of Rainmaker’s legal and related fees and expenses reasonably incurred, from the date such extension is exercised to the Termination Date, in defending the transaction from any complaint filed pursuant to antitrust laws. If the closing has not occurred by the Termination Date, either RealPage or Rainmaker may, subject to certain limitations, terminate the LRO Purchase Agreement. Further discussion of the Second LRO Amendment can be found in Note 3 to the Condensed Consolidated Financial Statements.
Pursuant to the LRO Purchase Agreement, consideration will consist of a cash payment at closing of approximately $298.5 million, subject to reduction for outstanding indebtedness, unpaid transaction expenses, and a working capital adjustment; and a deferred cash obligation of up to $1.5 million. The deferred cash obligation serves as security for our benefit against the sellers' indemnification obligations. Subject to any indemnification claims made, the deferred cash obligation will be released approximately twelve months following the acquisition date. We expect to finance this transaction with cash on hand and funds available under our Credit Facility.
Current Acquisition Activity
PEX Software
On October 23, 2017, we acquired all of the issued and outstanding shares of PEX Software Limited (“PEX”). PEX is a rental housing solution provider based in the United Kingdom which helps companies transform work practices and service delivery models, create and leverage competitive advantage, reduce costs, and scale businesses. PEX’s platform serves market-leading clients in the United Kingdom, European Union, and Australia. The acquisition of PEX will help us to secure a leading market position in the private rental segment of the United Kingdom’s housing market and ease our expansion into the European Union and other international markets. The purchase price consisted of a cash payment of $5.2 million and a deferred cash obligation of $1.0 million, payable over a period of 24 months following the acquisition date.
On-Site Manager, Inc.
In September 2017, we acquired certain discrete assets of On-Site Manager, Inc. (“On-Site Manager”), including its ownership interest in its majority-owned subsidiary, DepositIQ & RentersIQ Insurance Agency, LLC (“DIQ”) (collectively, “On-Site”). We also acquired the remaining minority interest in DIQ. On-Site is a leasing platform for property managers and renters that assimilates leads from any source and converts them into signed leases for both the multifamily and single family housing industries. On-Site's platform offers solutions similar to our screening and document management business, and also includes prospect and resident portals, online and on premise leasing, payment processing, and eSignature lease execution solutions. The acquisition of On-Site increased the footprint of our screening services and added incremental consumer oriented data that benefits our data analytic solutions. Additionally, we anticipate On-Site will improve the integration of our leasing solutions into other major property management systems. The acquired assets will be integrated with our existing screening and online leasing solutions over time.
We acquired On-Site, including the minority interest in DIQ, for an aggregate purchase price of $253.4 million. The purchase price consisted of a cash payment of $226.0 million, net of cash acquired of $3.7 million, and a deferred cash obligation of up to $29.0 million. The deferred cash obligation, subject to any adjustments related to working capital and the seller’s indemnification obligations, will be paid over a period of 36 months following the acquisition date. This acquisition was financed using cash on hand, which included a portion of the net offering proceeds from the issuance of the Convertible Notes.
American Utility Management
In June 2017, RealPage acquired substantially all of the assets of American Utility Management (“AUM”), a provider of utility and energy management services for the multifamily housing industry. AUM helps maximize cost recovery, reduces energy usage and expense, and provides the tools operators of rental real estate properties need to manage their utilities more effectively. Additionally, AUM’s platform includes tools that enable operators to benchmark energy cost and consumption against their peers. The acquired assets will be integrated with our existing resident utility management platform and our data analytics tools.
We acquired AUM for a purchase price of $69.4 million. The purchase price consisted of a cash payment of $64.8 million at closing, net of cash acquired of $0.1 million, and a deferred cash obligation of up to $5.1 million. The deferred cash obligation, subject to any adjustments related to working capital and the seller’s indemnification obligations, will be paid over a period of four years following the date of acquisition. This acquisition was financed using cash on hand, which included a portion of the net offering proceeds from the issuance of the Convertible Notes.
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
2016 Acquisitions
eSupply Systems, LLC
In June 2016, we acquired substantially all of the assets of eSupply Systems, LLC (“eSupply”) and those of certain entities related to eSupply. We have used the acquired assets, which included an e-procurement software and group purchasing service, to augment our Spend Management solutions. The addition of this group purchasing organization provided increased purchasing power and highly competitive pricing structures for our clients, enhancing our already robust e-procurement platform.
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
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our Condensed Consolidated Financial Statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except dollar per unit data and percentages)
Revenue:
Total revenue	$169,058	$147,955	$483,283	$419,057
On demand revenue	$161,578	$140,883	$462,518	$400,904
On demand revenue as a percentage of total revenue	95.6%	95.2%	95.7%	95.7%

Non-GAAP total revenue	$169,756	$147,794	$485,631	$418,295
Non-GAAP on demand revenue	$162,276	$140,722	$464,866	$400,142
Adjusted EBITDA	$39,980	$32,976	$116,502	$91,090

Ending on demand units	12,253	11,251
Average on demand units	11,869	11,196
On demand annual client value	$708,836	$565,700
Annualized on demand revenue per average on demand unit	$57.85	$50.28
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
Non-GAAP total revenue: This metric is calculated by adding acquisition-related and other deferred revenue adjustments to total revenue. We believe it is useful to include deferred revenue written down for GAAP purposes under purchase accounting rules and revenue deferred due to a lack of historical experience determining the settlement of the contractual obligation in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense. Further, we believe this measure is useful to investors as a way to evaluate our ongoing performance.

The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Total revenue	$169,058	$147,955	$483,283	$419,057
Acquisition-related and other deferred revenue adjustments	698	(161)	2,348	(762)
Non-GAAP total revenue	$169,756	$147,794	$485,631	$418,295
Non-GAAP on demand revenue: This metric reflects total on demand revenue plus acquisition-related and other deferred revenue adjustments, as described above. We believe inclusion of these items provides a useful measure of the underlying performance of our on demand business operations in the period of activity and associated expense. Further, we believe that investors and financial analysts find this measure to be useful in evaluating our ongoing performance because it provides a more accurate depiction of on demand revenue.
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
On demand revenue	$161,578	$140,883	$462,518	$400,904
Acquisition-related and other deferred revenue adjustments	698	(161)	2,348	(762)
Non-GAAP on demand revenue	$162,276	$140,722	$464,866	$400,142
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
The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$6,834	$4,210	$21,242	$9,289
Acquisition-related and other deferred revenue adjustments	698	(161)	2,348	(762)
Depreciation, asset impairment, and loss on disposal of assets	7,331	7,119	20,935	19,178
Amortization of intangible assets	9,335	7,847	25,351	22,695
Acquisition-related expense (income)	485	(266)	3,049	(332)
Costs arising from Hart-Scott-Rodino review process	5,993	—	8,702	—
Interest expense, net	4,813	1,079	8,737	2,888
Income tax (benefit) expense	(7,273)	3,540	(9,594)	7,199
Headquarters relocation costs	—	1,353	—	3,552
Stock-based expense	11,764	8,255	35,732	27,383
Adjusted EBITDA	$39,980	$32,976	$116,502	$91,090
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
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP; however, we believe that, in order to properly understand our short-term and long-term financial, operational, and strategic trends, it may be helpful for investors to exclude certain non-cash or non-recurring items when used as a supplement to financial performance measures in accordance with GAAP. These non-cash or non-recurring items result from facts and circumstances that vary in both frequency and impact on continuing operations. We also use results of operations excluding such items to evaluate our operating performance compared against prior periods, make operating decisions, determine executive compensation, and serve as a basis for long-term strategic planning. These non-GAAP financial measures provide us with additional means to understand and evaluate the operating results and trends in our ongoing business by eliminating certain non-cash expenses and other items that we believe might otherwise make comparisons of our ongoing business with prior periods more difficult, obscure trends in ongoing operations, reduce our ability to make useful forecasts, or obscure the ability to evaluate the effectiveness of certain business strategies and management incentive structures. In addition, we also believe that investors and financial analysts find this information helpful in analyzing our financial and operational performance and comparing this performance to our peers and competitors. These non-GAAP financial measures are used in conjunction with traditional GAAP financial measures as part of our overall assessment of our performance.
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
Depreciation of long-lived assets: Long-lived assets are depreciated over their estimated useful lives in a manner reflecting the pattern in which the economic benefit is consumed. Management is limited in its ability to change or influence these charges after the asset has been acquired and placed in service. We do not believe that depreciation expense accurately reflects the performance of our ongoing operations for the period in which the charges are incurred, and are therefore not considered by management in making operating decisions.
Amortization of intangible assets: These items are amortized over their estimated useful lives and generally cannot be changed or influenced by management after acquisition. Accordingly, these items are not considered by us in making operating decisions. We do not believe such charges accurately reflect the performance of our ongoing operations for the period in which such charges are incurred.

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
Costs arising from Hart-Scott-Rodino review process: This item consists of direct costs incurred related to reviews by the United States Federal Trade Commission and Department of Justice of our acquisition of On-Site and anticipated acquisition of LRO under the Hart-Scott-Rodino Antitrust Improvements Act. We believe that these costs are not reflective of our ongoing operations or our normal acquisition activity. Exclusion of these costs facilitates a more accurate comparison of our results across periods.
Headquarters relocation costs: These items consist of duplicative rent and other expenses related to the relocation of our corporate headquarters and data center, which was substantially completed in the third quarter of 2016. These costs are not reflective of our ongoing operations due to their non-recurring nature.
Stock-based expense: This item is excluded because these are non-cash expenditures that we do not consider part of ongoing operating results when assessing the performance of our business, and also because the total amount of the expenditure is partially outside of management’s control because it is based on factors such as stock price, volatility, and interest rates, which may be unrelated to our performance during the period in which the expenses are incurred.
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
We currently only market and support our acquired on premise solutions. While we intend to continue supporting these solutions, we expect that many of the clients who license them will transition to our on demand software solutions over time.
Professional and other revenue: Revenue from professional and other services consists of consulting and implementation services; training; and other ancillary services. We complement our solutions with professional and other services for our clients willing to invest in enhancing the value or decreasing the implementation time of our solutions. Our professional and other services are typically priced as time and materials engagements. Professional and other revenue also includes revenues generated from sub-meter installation services under our resident utility management solutions.
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

Product development: Product development expense consists primarily of personnel costs for our product development employees and executives, information technology and facilities, and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our platform of solutions and expanding our suite of data analytics and on demand software solutions. In addition to our locations in the United States, we maintain product development and service centers in Hyderabad, India; Manila, Philippines; and Cebu City, Philippines.
Sales and marketing: Sales and marketing expense consists primarily of personnel costs for our sales, marketing, and business development employees and executives; information technology; travel and entertainment; and marketing programs. Marketing programs consist of amounts paid for product marketing, renter’s insurance; other advertising; trade shows; user conferences; public relations; and industry sponsorships and affiliations. In addition, sales and marketing expense includes amortization of certain purchased intangible assets, including client relationships; key vendor and supplier relationships; and finite-lived trade names, obtained in connection with our acquisitions.
General and administrative: General and administrative expense consists of personnel costs for our executives, finance and accounting, human resources, management information systems, and legal personnel. In addition, general and administrative expense includes fees for professional services, including legal, accounting, and other consulting services; information technology and facilities costs; and acquisition-related costs, including direct costs incurred to complete our acquisitions and changes in the fair value of our acquisition-related contingent consideration obligations.
Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base these estimates and assumptions on historical experience, projected future operating or financial results, or on various other factors that we believe to be reasonable and appropriate under the circumstances. We reconsider and evaluate our estimates and assumptions on an on-going basis. Accordingly, actual results may differ significantly from these estimates.
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

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2017	2017	2016	2016
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$161,578	95.6%	$140,883	95.2%
On premise	648	0.4	682	0.5
Professional and other	6,832	4.0	6,390	4.3
Total revenue	169,058	100.0	147,955	100.0
Cost of revenue(1)	69,348	41.0	64,111	43.3
Gross profit	99,710	59.0	83,844	56.7
Operating expenses:
Product development(1)	21,885	12.9	18,743	12.7
Sales and marketing(1)	42,583	25.2	33,860	22.9
General and administrative(1)	31,004	18.3	21,677	14.7
Impairment of identified intangible assets	—	—	750	0.5
Total operating expenses	95,472	56.4	75,030	50.8
Operating income	4,238	2.6	8,814	5.9
Interest expense and other, net	(4,677)	(2.9)	(1,064)	(0.7)
(Loss) income before income taxes	(439)	(0.3)	7,750	5.2
Income tax (benefit) expense	(7,273)	(4.3)	3,540	2.4
Net income	$6,834	4.0%	$4,210	2.8%

Net income per share attributable to common stockholders:
Basic	$0.09		$0.05
Diluted	$0.08		$0.05
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	79,838		76,823
Diluted	82,760		78,124

(1) Includes stock-based expense as follows:
Cost of revenue	$1,040		$929
Product development	2,098		1,900
Sales and marketing	3,847		1,406
General and administrative	4,779		4,020

	Nine Months Ended September 30,
	2017	2017	2016	2016
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$462,518	95.7%	$400,904	95.7%
On premise	1,982	0.4	2,141	0.5
Professional and other	18,783	3.9	16,012	3.8
Total revenue	483,283	100.0	419,057	100.0
Cost of revenue(1)	199,934	41.4	180,937	43.2
Gross profit	283,349	58.6	238,120	56.8
Operating expenses:
Product development(1)	63,562	13.2	54,893	13.1
Sales and marketing(1)	116,965	24.2	101,188	24.1
General and administrative(1)	82,625	17.1	61,955	14.8
Impairment of identified intangible assets	—	—	750	0.2
Total operating expenses	263,152	54.5	218,786	52.2
Operating income	20,197	4.1	19,334	4.6
Interest expense and other, net	(8,549)	(1.7)	(2,846)	(0.7)
(Loss) income before income taxes	11,648	2.4	16,488	3.9
Income tax (benefit) expense	(9,594)	(2.0)	7,199	1.7
Net income	$21,242	4.4%	$9,289	2.2%

Net income per share attributable to common stockholders:
Basic	$0.27		$0.12
Diluted	$0.26		$0.12
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	79,045		76,615
Diluted	82,051		77,525

(1)Includes stock-based expense as follows:
Cost of revenue	$2,943		$2,506
Product development	6,431		5,246
Sales and marketing	11,241		8,179
General and administrative	15,117		11,452

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016.
Revenue

	Three Months Ended September 30,
	2017	2016	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$161,578	$140,883	$20,695	14.7%
On premise	648	682	(34)	(5.0)
Professional and other	6,832	6,390	442	6.9
Total revenue	$169,058	$147,955	$21,103	14.3

Non-GAAP on demand revenue	$162,276	$140,722	$21,554	15.3

Ending on demand units	12,253	11,251	1,002	8.9
Average on demand units	11,869	11,196	673	6.0
On demand annual client value	$708,836	$565,700	$143,136	25.3
Annualized on demand revenue per average on demand unit	$57.85	$50.28	$7.57	15.1%

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$462,518	$400,904	$61,614	15.4%
On premise	1,982	2,141	(159)	(7.4)
Professional and other	18,783	16,012	2,771	17.3
Total revenue	$483,283	$419,057	$64,226	15.3

Non-GAAP on demand revenue	$464,866	$400,142	$64,724	16.2%
The change in total revenue for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was due to the following:
On demand revenue: During the three and nine months ended September 30, 2017, on demand revenue increased $20.7 million and $61.6 million, or 14.7% and 15.4%, respectively, as compared to the same periods in 2016. These increases were attributable to incremental revenue from our recent acquisitions and the growth of our resident services and asset optimization solutions. RPU as of September 30, 2017, increased year-over-year by 15.1%, driven by revenue from our 2017 acquisitions and the continued consistent growth of our asset optimization, resident services, and property management solutions.
On demand revenue generated by our property management solutions increased year-over-year by $3.0 million, or 7.6%, and $9.5 million, or 8.4%, during the three and nine months ended September 30, 2017, respectively. These increases were primarily driven by the growth of our spend management solutions, as well as our property management and accounting solutions.
On demand revenue from our leasing and marketing solutions for the three and nine months ended September 30, 2017, decreased by $0.5 million and $2.6 million, or 1.3% and 3.0%, respectively, as compared to the same periods in 2016. These decreases were mainly due to lower revenues from our contact center, reflecting the effect of continued unfavorable macro-economic conditions and increased competition, and the sale of our senior living referral services in the fourth quarter of 2016. These decreases were partially offset by growth in our screening and online leasing solutions.
On demand revenue from our resident services solutions continued to experience significant growth, increasing by $11.9 million and $37.3 million, or 20.3% and 23.6%, during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. Resident services benefited from strong growth in our resident utility management solutions, primarily attributable to incremental revenue from our acquisitions of NWP and AUM, and the continued growth of our payments solutions. Renter’s insurance revenue decreased year-over-year for the three-month period ending September 30, 2017, reflecting the adverse effect of hurricanes Harvey and Irma, but continued to grow year-over-year for the nine-month period ending September 30, 2017.
On demand revenue derived from our asset optimization solutions grew $6.3 million, or 45.0%, during the three months ended September 30, 2017, and $17.4 million, or 43.2%, during the nine months ended September 30, 2017, as compared to the same periods in 2016. This growth was attributable to incremental revenue from our acquisition of Axiometrics and growth of our data analytics, revenue management, and business intelligence solutions.
Professional and other revenue: Professional and other revenue increased year-over-year by $2.8 million during the nine months ended September 30, 2017, driven by our acquisition of AUM in the second quarter of 2017, as well as growth from our portfolio asset management and delivery management solutions. This growth was partially offset by lower year-over-year implementation and consulting revenue during the nine-month period.
On demand unit metrics: As of September 30, 2017, one or more of our on demand solutions was utilized in the management of 12.3 million rental property units, representing a year-over-year net increase of 1.0 million units, or 8.9%. Excluding the impact of the sale of certain assets associated with our senior living referral services in the fourth quarter of 2016, on demand units increased year-over-year by 14.3% as of September 30, 2017. This increase was primarily due to our acquisitions completed in 2017, which accounted for approximately 7.8% of total ending on demand units. On demand units managed by our clients renewed at an average rate of 95.4% over a trailing twelve-month period ended September 30, 2017.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$61,845	$56,052	$5,793	10.3%	$177,202	$157,249	$19,953	12.7%
Stock-based expense	1,040	929	111	11.9	2,943	2,506	437	17.4
Depreciation and amortization	6,463	7,130	(667)	(9.4)	19,789	21,182	(1,393)	(6.6)
Total cost of revenue	$69,348	$64,111	$5,237	8.2%	$199,934	$180,937	$18,997	10.5%
Cost of revenue: During the three and nine months ended September 30, 2017, cost of revenue, excluding stock-based expense, depreciation, and amortization, increased $5.8 million and $20.0 million, respectively, as compared to the same periods in 2016. Personnel expense increased year-over-year during the three and nine month periods ending September 30, 2017, by $3.3 million and $10.5 million, respectively, primarily attributable to employees gained in our 2016 and 2017 acquisitions and investments to support our ongoing organic growth. Year-over-year increases in direct costs of $2.7 million and $9.0 million during the three and nine-month periods ended September 30, 2017, respectively, were driven by higher transaction volume from our payment processing solutions and incremental costs from our recent acquisitions.
During the three and nine months ended September 30, 2017, our gross margin increased year-over-year from 56.7% to 59.0%, and from 56.8% to 58.6%, respectively. These increases in margin were attributable to revenue growth from our higher margin solutions, such as resident services and asset optimization, and our focus on operating efficiencies and cost containment strategies. Lower margins from our recent acquisitions partially diluted our margin growth in the three and nine-month periods. We expect the margins from these acquisitions to expand as we integrate them into our existing cost structure.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands, except percentages)
Product development	$18,089	$15,341	$2,748	17.9%	$52,342	$45,483	$6,859	15.1%
Stock-based expense	2,098	1,900	198	10.4	6,431	5,246	1,185	22.6
Depreciation	1,698	1,502	196	13.0	4,789	4,164	625	15.0
Total product development expense	$21,885	$18,743	$3,142	16.8%	$63,562	$54,893	$8,669	15.8%
Product development:  Product development expense, excluding stock-based expense and depreciation, increased $2.7 million and $6.9 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. Investments to support our product initiatives and incremental headcount from our recent acquisitions contributed to a year-over-year increase in personnel expense of $2.1 million and $4.6 million in the respective periods. Product initiatives also drove a year-over-year increase in consulting fees of $0.4 million and $1.3 million during the three and nine-month periods, respectively. Facilities and information technology expense also increased during the three and nine-month periods by $0.2 million and $0.9 million, respectively, to support our growth.
Total product development expense as a percent of total revenues was consistent with that of the prior year at 12.9% and 12.7% during the three months ended, and 13.2% and 13.1% during the nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$32,354	$28,310	$4,044	14.3%	$89,455	$81,102	$8,353	10.3%
Stock-based expense	3,847	1,406	2,441	173.6	11,241	8,179	3,062	37.4
Depreciation and amortization	6,382	4,144	2,238	54.0	16,269	11,907	4,362	36.6
Total sales and marketing expense	$42,583	$33,860	$8,723	25.8%	$116,965	$101,188	$15,777	15.6%
Sales and marketing: Sales and marketing expense, excluding stock-based expense, depreciation, and amortization, increased year-over-year by $4.0 million and $8.4 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. Personnel expense increased $2.8 million and $6.0 million between the respective periods, reflecting investment in our sales force to further increase productivity and incremental headcount from our 2017 acquisitions. The increase in the nine-month period was partially offset by cost savings, primarily from the integration of NWP. Marketing program costs increased year-over-year during the three and nine month periods ending September 30, 2017, by $1.2 million and $1.9 million, respectively, reflecting investments to accelerate client demand across our portfolio of solutions and costs related to our annual user conference.
Total sales and marketing expense as a percentage of total revenue for the third quarter increased from 22.9% in 2016 to 25.2% in 2017, primarily driven by higher stock-based expense and amortization expense during the current period. Total sales and marketing expense as a percentage of total revenue for the nine months ended September 30, 2017, was generally consistent with that of the prior year at 24.2% in 2017 and 24.1% in 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands, except percentages)
General and administrative	$24,487	$16,381	$8,106	49.5%	$62,541	$46,882	$15,659	33.4%
Stock-based expense	4,779	4,020	759	18.9	15,117	11,452	3,665	32.0
Depreciation	1,738	1,276	462	36.2	4,967	3,621	1,346	37.2
Total general and administrative expense	$31,004	$21,677	$9,327	43.0%	$82,625	$61,955	$20,670	33.4%
General and administrative: General and administrative expense for the three and nine months ended September 30, 2017, excluding stock-based expense and depreciation, increased $8.1 million and $15.7 million, respectively, as compared to the same periods in the prior year. Professional fees for the three and nine month periods ending September 30, 2017, increased year-over-year by $8.2 million and $13.2 million, respectively. This increase was primarily driven by costs related to the Hart-Scott-Rodino review process for our proposed acquisition of LRO and our recently completed acquisition of On-Site, and higher levels of other legal activity. Personnel expense for the nine-month period increased $2.2 million year-over-year, reflecting investments to support our continued growth and incremental headcount from our recent acquisitions. Additionally, changes in the fair value of our acquisition-related obligations contributed $1.0 million to the year-over-year increase during the nine-month period. These increases were partially offset by a decrease of $1.3 million during the nine-month period, as compared to the same period in 2016, related to sales tax matters.
Total general and administrative expense as a percentage of total revenue increased from 14.7% to 18.3% for the three months ended, and from 14.8% to 17.1% for the nine months ended September 30, 2016 and 2017, respectively, primarily as a result of the higher professional fees, as described above. Excluding the impact of costs related to the Hart-Scott-Rodino review processes, general and administrative expense as a percentage of total revenue was 14.8% and 15.3% for the three and nine months ended September 30, 2017, respectively.

Impairment of Identified Intangible Assets: In October 2016, we entered into an agreement with A Place for Mom, Inc. (“A Place for Mom”) whereby we agreed to sell certain assets associated with our senior living referral services, including certain indefinite-lived trade names, (“Referral Assets”). Based on the sale negotiations, we concluded there was a possibility that the Referral Assets could be impaired and performed an impairment analysis as of September 30, 2016. Based on the results of this analysis, we recorded an impairment of the associated trade names of $0.8 million, the amount by which the carrying value of the trade names exceeded their estimated fair value on the date of analysis. The sale of the Referral Assets to A Place for Mom was subsequently completed in October 2016. In connection with the sale of assets, we also agreed with A Place for Mom to collaborate to improve lead transparency utilizing A Place for Mom’s referral services and the Company’s senior living customer relationship management platform.
Stock-based Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands, except percentages)
Stock-based expense	$11,764	$8,255	$3,509	42.5%	$35,732	$27,383	$8,349	30.5%
Stock-based expense as a percent of total revenue was 7.0% and 5.6% for the three months ended, and 7.4% and 6.5% for the nine months ended September 30, 2017 and 2016, respectively. This increase is principally attributable to incremental expense from awards granted subsequent to the third quarter of 2016, and lower expense in the three and nine-month periods in 2016 related to forfeitures.
Depreciation and Amortization Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands, except percentages)
Depreciation expense	$6,946	$6,205	$741	11.9%	$20,463	$18,179	$2,284	12.6%
Amortization expense	9,335	7,847	1,488	19.0	25,351	22,695	2,656	11.7
Total depreciation and amortization expense	$16,281	$14,052	$2,229	15.9%	$45,814	$40,874	$4,940	12.1%
Depreciation and amortization expense increased $2.2 million and $4.9 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. Depreciation expense increased year-over-year primarily due to elevated capital expenditures in 2016 related to the relocation of our corporate headquarters and data center. Higher amortization expense was driven by the addition of finite-lived intangible assets in connection with our recent acquisitions.
Interest Expense and Other, Net
Interest expense and other for the three and nine months ended September 30, 2017, increased year-over-year by $3.6 million and $5.7 million, respectively. These increases were primarily due to interest and amortization related to our Convertible Notes issued in May 2017.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from recurring operations and other taxable income and by calculating the tax effect of discrete items recognized during the quarter. Our effective income tax rate was (82.4)% and 43.7% for the nine months ended September 30, 2017 and 2016, respectively. Our effective rate was lower than the statutory rate for the nine months ended September 30, 2017, primarily because of excess tax benefits from stock compensation of $2.7 million, $4.5 million and $7.2 million recognized as discrete items during, respectively, the first, second and third quarters of 2017, as required by ASU 2016-09. The effective rate was higher than the statutory rate for the nine months ended September 30, 2016, primarily because of state income taxes and non-deductible expenses.

Liquidity and Capital Resources
Our primary sources of liquidity as of September 30, 2017, consisted of $109.3 million of cash and cash equivalents, $200.0 million available under the Revolving Facility, $200.0 million available under the Delayed Draw Term Loan, amounts available under the Credit Facility’s Accordion Feature (reduced by the Delayed Draw Term Loan), and $12.3 million of working capital (excluding $109.3 million of cash and cash equivalents and $103.2 million of deferred revenue).
In May 2017, we completed a private offering of $345.0 million of 1.50% Convertible Notes due November 15, 2022. In connection with the Convertible Notes we also purchased Note Hedges at a cost of $62.5 million, and received proceeds of $31.5 million from the issuance of Warrants. Conversion of the notes may be settled at our option by payment or delivery of cash, shares of our common stock, or a combination of cash and shares of our common stock. It is our stated intention to settle the principal balance of the Convertible Notes in cash and any conversion obligation in excess of the principal portion in shares of our common stock. Issuance of the Convertible Notes resulted in the receipt of net proceeds, after adjusting for debt issue costs, including the underwriting discount, and the net cash used to purchase the Note Hedges and sell the Warrants, of $304.2 million. See additional discussion of the Convertible Notes below and in Note 6 to the Condensed Consolidated Financial Statements.
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, and to service our debt obligations. We expect that working capital requirements, capital expenditures, acquisitions, and debt service will continue to be our principal needs for liquidity over the near term. We made capital expenditures of $38.6 million during the nine months ended September 30, 2017. Due to anticipated expenditures related to our headquarters, our recent acquisitions, investments related to those acquisitions, and data content and analytics investments, we expect capital expenditures to be approximately 8% of total revenue during the year ending December 31, 2017. We expect our capital expenditure rate to decrease to 5% of total revenue over the next few years. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2021. We expect to fund these obligations from cash provided by operating activities or funds available under our Credit Facility.
In February 2017, we entered into an agreement to acquire LRO. The closing of the proposed acquisition is subject to standard closing conditions, including the completion of the Hart-Scott-Rodino Antitrust Improvements Act review process. Pursuant to the purchase agreement, purchase consideration will consist of a cash payment at closing of approximately $298.5 million, subject to reduction for outstanding indebtedness, unpaid transaction expenses, and a working capital adjustment; and a deferred cash obligation of up to $1.5 million, which will be released approximately twelve months following the acquisition date. We expect to finance this transaction with cash on hand and funds available under our Credit Facility. Further discussion of the LRO acquisition can be found in Note 3 to the Condensed Consolidated Financial Statements.
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
As of December 31, 2016, we had gross federal and state NOL carryforwards of $158.9 million and $60.6 million, respectively. During the nine months ended September 30, 2017, we generated an additional $28.0 million in gross federal and state net operating losses, primarily as a result of excess tax benefits from stock-based compensation recognized during the period. NOLs that we generated are not currently subject to the Section 382 limitation; however, approximately $37.6 million of NOLs generated by our subsidiaries prior to our acquisition of them are subject to the Section 382 limitation. Our federal and state NOL carryforwards may be available to offset potential payments of future income tax liabilities. If unused, these NOL carryforwards expire at various dates beginning in 2024 for federal NOLs and in 2017 for state NOLs. Total gross state NOLs expiring in the next five years total approximately $4.9 million.
The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$106,288	$105,124
Net cash used in investing activities	(395,437)	(135,405)
Net cash provided by financing activities	293,511	68,424

Net Cash Provided by Operating Activities
During the nine months ended September 30, 2017, net cash provided by operating activities consisted of net income of $21.2 million and net non-cash adjustments to net income of $76.0 million. Non-cash adjustments primarily consisted of depreciation and amortization expense of $45.8 million, stock-based expense of $35.7 million, and amortization of debt discount and issuance costs of $4.3 million. These items were partially offset by income tax-related items of $10.8 million.
Changes in working capital contributed $9.1 million and $21.6 million to operating cash flows during the nine-month periods ended September 30, 2017 and 2016, respectively. Cash flows from working capital in 2016 benefited from the receipt of payments of $19.0 million from the tenant improvement allowance related to our new corporate headquarters. Amounts due under this allowance were all received in 2016. Changes in working capital during the nine-month period in 2017 included net cash inflows from accounts payable and accrued liabilities of $4.9 million, primarily attributable to the accrual of professional fees related to the Hart-Scott-Rodino review process for our proposed acquisition of LRO, and deferred revenue of $4.8 million. These items were partially offset by net cash outflows from changes in other current assets of $2.1 million, due primarily to expenditures for annual software licenses.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2017, we used $395.4 million of net cash in investing activities, consisting of $66.1 million to acquire Axiometrics, $64.8 million to acquire AUM, $226.0 million to acquire On-Site, and $38.6 million for capital expenditures. Capital expenditures during the period primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2017, the net cash provided by our financing activities primarily consisted of proceeds from the issuance of the Convertible Notes of $314.0 million, net of the purchase of the Note Hedges and proceeds from the issuance of the Warrants. These items were partially offset by payments of acquisition-related consideration of $8.1 million and $11.0 million of costs incurred in connection with the issuance of the Convertible Notes and amendments to the Credit Facility.
Contractual Obligations, Commitments, and Contingencies
The following table summarizes, as of September 30, 2017, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Convertible Notes (1)	$373,376	$3,148	$10,350	$10,350	$349,528
Credit Facility (2)	135,363	1,492	17,577	29,942	86,352
Operating lease obligations	106,220	3,939	27,149	20,704	54,428
Acquisition-related liabilities (3)	44,833	5,890	33,943	5,000	—
	$659,792	$14,469	$89,019	$65,996	$490,308

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

(3)	Represents undiscounted amounts payable for our deferred cash obligations and the estimated fair value for our contingent consideration obligations.
Credit Facility
On September 30, 2014, we entered into an agreement for a secured credit facility to refinance our outstanding revolving loans. The credit facility agreement was subsequently amended in February 2016 and in February, April, May, and August of 2017 (inclusive of these amendments, the “Credit Facility”). The Credit Facility matures on February 27, 2022, and includes the following:

Revolving Facility
The Credit Facility provides an aggregate principal amount of up to $200.0 million of revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”). Advances under the Revolving Facility may be voluntarily prepaid and re-borrowed. All outstanding principal and accrued but unpaid interest under the Revolving Facility is due at maturity.
Term Loan
In February 2016, we originated a term loan in the original principal amount of $125.0 million under the Credit Facility (“Term Loan”). We make quarterly principal payments of $0.8 million, which will increase to $1.5 million beginning on June 30, 2018, and to $3.1 million beginning on June 30, 2020. The Company may prepay the Term Loan in whole or in part at any time, without premium or penalty. Any remaining principal and accrued but unpaid interest under the Term Loan is due on the Credit Facility’s maturity date.
Delayed Draw Term Loan
The Credit Facility provides for an incremental $200.0 million delayed draw term loan (“Delayed Draw Term Loan”) that is available to be drawn until December 31, 2017. Subsequent to disbursal of the Delayed Draw Term Loan funds, we will make quarterly principal payments equal to an initial amount of 0.625% of the original Delayed Draw Term Loan principal amount. The quarterly principal payment percentage increases to 1.250% beginning on June 30, 2018, and to 2.50% beginning on June 30, 2020. The Company may prepay the Delayed Draw Term Loan in whole or in part at any time, without premium or penalty. Any remaining principal and accrued but unpaid interest under the Delayed Draw Term Loan is due on the Credit Facility’s maturity date. At September 30, 2017, we had not drawn funds under the Delayed Draw Term Loan.
Accordion Feature
The Credit Facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our Senior Leverage Ratio, as defined below, to exceed 3.25 to 1.00. The addition of the Delayed Draw Term Loan to the Credit Facility reduced the amount available under this increase option.
At our option, amounts outstanding under the Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.25%, or the Base Rate, plus a margin ranging from 0.25% to 1.25% (“Applicable Margin”). The base LIBOR is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our Net Leverage Ratio, as defined below. Accumulated interest on amounts outstanding under the Credit Facility is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR.
The Credit Facility is secured by substantially all of our assets, and certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Credit Facility. The Credit Facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Our covenants also include a requirement that we comply with certain financial ratios, as described below.
Consolidated Net Leverage Ratio: The Consolidated Net Leverage Ratio (“Net Leverage Ratio”) is the ratio of consolidated funded indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, as defined in the Credit Facility, and generally may not exceed 4.00 to 1.00. Under the terms of the Credit Facility, the Net Leverage Ratio was automatically increased to 5.00 to 1.00 upon our acquisition of On-Site in September 2017. The Net Leverage Ratio will stay at this level through December 31, 2017, after which it will be incrementally stepped down until it returns to 4.00 to 1.00 on September 30, 2019. This automatic increase may not occur again during the term of the Credit Facility.
Consolidated Interest Coverage Ratio: The Consolidated Interest Coverage Ratio (“Interest Coverage Ratio”) is the ratio of the four previous fiscal quarters’ consolidated EBITDA to our interest expense for the same period, excluding non-cash interest attributable to the Convertible Notes, as defined below. The Interest Coverage Ratio may not be less than 3.00 to 1.00 on the last day of each fiscal quarter.
Consolidated Senior Secured Net Leverage Ratio: The Consolidated Senior Secured Net Leverage Ratio (“Senior Leverage Ratio”) is the ratio of consolidated senior secured indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the four previous consecutive fiscal quarters’ consolidated EBITDA and may not be greater than

3.50 to 1.00. At our option, this ratio may be increased to 3.75 to 1.00 for a period of one year following the completion of an acquisition having aggregate consideration greater than $50.0 million. This option may not be exercised more than one time during any consecutive eight quarter period. At September 30, 2017, we had not exercised our option to increase the permissible Senior Leverage Ratio.
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
The holders may convert their notes to shares of our common stock, at their option, on or after May 15, 2022, and through the second scheduled trading day preceding the maturity date. Prior to May 15, 2022, holders may only convert their notes under certain circumstances specified in the Indenture. The Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock), subject to customary adjustments described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. It is our stated intention to settle the principal balance of the Convertible Notes in cash and any conversion obligation in excess of the principal portion in shares of our common stock.
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
Repurchase activity during the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016
Number of shares repurchased	—	1,012,823
Weighted-average cost per share	$—	$20.98
Total cost of shares repurchased, in thousands	$—	$21,244

Other Contractual Obligations
In addition to the contractual obligations discussed above, certain of our business acquisitions include provisions for the payment of deferred and contingent cash obligations. Deferred cash obligations are generally subject to adjustments specified in the underlying acquisition agreement related to the seller’s indemnification obligations, and payment of contingent cash obligations is dependent upon the acquired business achieving agreed-upon operational or financial targets in the post-acquisition period. We had deferred cash obligations of $40.7 million and $14.1 million and contingent cash obligations of $0.6 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively. Deferred and contingent cash obligations related to our acquisitions have payment dates extending through 2021.
Other than the matters discussed above, there have been no other material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K for the year ended December 31, 2016.
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
We had cash and cash equivalents of $109.3 million and $104.9 million at September 30, 2017 and December 31, 2016, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $121.1 million outstanding under our Term Loan at September 30, 2017. The Term Loan is reflected net of unamortized debt issuance costs of $1.8 million in the accompanying Condensed Consolidated Balance Sheet at September 30, 2017. At our option, amounts borrowed under the Amended Credit Facility accrue interest at a per annum rate equal to either LIBOR or the Base Rate plus the Applicable Margin. The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable rates change by 10% of the closing market rates as of September 30, 2017, our annual interest expense would change by less than $0.1 million.
On March 31, 2016, we entered into two interest rate swap agreements to eliminate variability in interest payments on a portion of the Term Loan. For that portion, the swap agreements replace the Term Loan’s variable rate with a blended fixed rate of 0.89%. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt additional specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On February 23, 2015, we received from the Federal Trade Commission (“FTC”) a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the Fair Credit Reporting Act (“FCRA”). We responded to the request and requests for additional information by the FTC. On November 2, 2017, the FTC staff informed us of its belief that there is a basis for claims that could include monetary and injunctive relief against us for failing to follow reasonable procedures to assure maximum possible accuracy of our tenant screening reports. We are continuing to assess the matter and plan to have further discussions with the FTC. We believe that our business practices did not, and do not, violate the FCRA or any other laws, and we intend to vigorously defend our position. However, we are unable to predict the outcome of this matter at this time.
In addition, we are subject to legal proceedings and claims arising in the ordinary course of business. We are involved in litigation and other legal proceedings and claims that have not been fully resolved. At this time, we believe that any reasonably possible adverse outcome of such matters would not be material either individually or in the aggregate. Our view of these matters may change in the future as litigation and events related thereto unfold.
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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and client base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We increased our number of employees from approximately 900 as of December 31, 2008 to approximately 5,200 as of September 30, 2017. We increased our number of on demand clients from approximately 2,700 as of December 31, 2008 to nearly 12,500 as of September 30, 2017. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
The completion of the LRO acquisition is subject to the receipt of consents and approvals from governmental entities, which may impose conditions that cause us, LRO, as applicable, to abandon the acquisition.
The Asset Purchase Agreement that we entered into in connection with the LRO acquisition contains various conditions precedent to consummation of that acquisition, including obtaining approval of the United States Federal Trade Commission and Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act. These governmental entities may decline to approve the acquisition or may impose conditions on the completion of, or require changes to the terms of, the acquisition that could cause us or LRO to abandon the acquisition. On August 1, 2017, following our receipt of a second request from the Department of Justice in May 2017, the parties amended the Asset Purchase Agreement to provide that we will have the right to unilaterally extend the termination date of the acquisition in the event that the Department of Justice files a complaint under applicable antitrust laws with respect to the transaction on or before December 31, 2017. Any such extension by RealPage would effectively extend the agreement termination date by six months, or earlier if a federal court issues a final non-appealable order or takes any other action permanently restraining, enjoining or otherwise prohibiting the closing, or otherwise rules that the transaction violates applicable antitrust laws, or if RealPage notifies LRO that it elects to terminate the extension.
Even if we are able to obtain governmental approval, doing so may continue to take longer, and could continue to cost more, than we expect. In addition, other conditions to the completion of the LRO acquisition may not be satisfied.
Any further delay in completing the LRO acquisition and any conditions imposed in completing this acquisition, may materially adversely affect the benefits that we expect to achieve from the acquisition and the integration of the acquired assets and liabilities to be assumed into our business.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of On-Site, PEX Software, AUM, Axiometrics, eSupply, AssetEye and NWP. We expect to obtain similar benefits from our pending acquisition of LRO, and we expect to continue making acquisitions in the future. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue involve numerous risks, including the following:

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
We offer a number of software-enabled value-added services that compete with a disparate and large group of competitors. In the applicant screening market, our principal competitors are LexisNexis (a subsidiary of Reed Elsevier Group plc), CoreLogic, Inc. (formerly First Advantage Corporation, an affiliate of The First American Corporation), Entrata,

TransUnion Rental Screening Solutions, Inc. (a subsidiary of TransUnion LLC), Resident Check Inc., Yardi, and many other smaller regional and local screening companies.
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
In the client relationship management (“CRM”) market, we compete with providers of contact center and call tracking services, including LeaseHawk LLC, Yardi, Entrata, and numerous regional and local contact centers. In addition, we compete with lead tracking solution providers, including LeaseHawk LLC, Lead Tracking Solutions (acquired by Yardi), Anyone Home, Inc., and Who’s Calling, Inc. In addition, we compete with content syndication providers VaultWare (owned by MRI Software LLC) and rentbits.com, Inc. Finally, we compete with companies providing web portal services, including Apartments24-7.com, Inc., Entrata, G5 Search Marketing, Inc., Spherexx.com and Yardi. Certain Internet listing services also offer websites for their clients, usually as a free value add to their listing service.
In the marketing and web portal services market, we compete with G5 Search Marketing, Inc., Spherexx LLC, ReachLocal, Inc., Entrata, Yodle, Inc., Yardi and many local or regional advertising agencies.
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
In the payment processing market, we compete with Chase Paymentech Solutions, LLC (a subsidiary of JPMorgan Chase & Co.), First Data Corporation, Fiserv, Inc., MoneyGram International, Inc., Entrata, PayLease LLC, RentPayment.com (a subsidiary of Yapstone, Inc.), Yardi, a number of national banking institutions and those that take payments directly from tenants.
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
Our success depends on our ability to process high volumes of client data, enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain offices in Hyderabad, India; Cebu, Philippines and Manila, Philippines where we employ development and data processing personnel or conduct other business functions important to our operations. We believe that performing these activities in Hyderabad, Cebu and Manila increases the efficiency and decreases the costs of our related operations. We maintain an office in Barcelona, Spain where certain of our vacation rental product development, sales and support operations are based. We also maintain offices in London, England and Sydney, Australia, where we provide property management, online leasing and resident software solutions. We believe our access to a multilingual employee base enhances our ability to serve vacation and other rental property managers outside the United States and in non-English speaking countries. Managing and staffing international operations requires management’s attention and financial resources. The level of cost savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Our product offerings outside the United States may not be profitable or otherwise successful. Additionally, if we experience difficulties as a result of political, social, economic or environmental instability, change in applicable law, limitations of local infrastructure or problems with our workforce or facilities at our or third parties’ international operations, our business could be harmed due to delays in product release schedules or data processing services.
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
In connection with our electronic payment processing services, we process renter payments and subsequently submit these renter payments to our clients after varying clearing times established by RealPage. These payments are settled through our sponsor banks, and in the case of EFT, our Originating Depository Financial Institutions, or ODFIs. Currently, we rely on Bank of America, N.A., Wells Fargo, N.A. and JPMorgan Chase Bank, N.A. as our sponsor banks. In the future, we expect to enter into similar sponsor bank relationships with one or more other national banking institutions. The renter payments that we process for our clients at our sponsor banks are identified in our Condensed Consolidated Balance Sheets as restricted cash and the corresponding liability for these renter payments is identified as client deposits. Our electronic payment processing business and related maintenance of custodial accounts subjects us to a number of risks, including, but not limited to:

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
Our Credit Facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum Consolidated Net Leverage Ratio, a maximum Consolidated Senior Secured Net Leverage Ratio, and a minimum Consolidated Interest Coverage Ratio. See additional discussion of these requirements in Note 6 to the Condensed Consolidated Financial Statements under Item 1 and in “Contractual Obligations, Commitments, and Contingencies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2 of this Quarterly Report on Form 10-Q. As of September 30, 2017, we were in compliance with all of the covenants under our Credit Facility.
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
On June 19, 2017, the court in both the Stokes case and Jenkins case consolidated the cases for purposes of settlement. On June 30, 2017, the parties signed a Settlement Agreement and Release covering both cases and the plaintiffs in the consolidated cases filed an uncontested motion for preliminary approval of the class action settlement and the notice to the class. On August 3, 2017, the court issued a written order preliminarily approving the proposed class settlement. The final approval hearing is set for February 6, 2018.
On February 23, 2015, we received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the FCRA. We responded to the request and requests for additional information by the FTC. On November 2, 2017, the FTC staff informed us of its belief that there is a basis for claims that could include monetary and injunctive relief against us for failing to follow reasonable procedures to assure maximum possible accuracy of our tenant screening reports. We are continuing to assess the matter and plan to have further discussions with the FTC. We believe that our business practices did not, and do not, violate the FCRA or any other laws, and we intend to vigorously defend our position. However, we are unable to predict the outcome of this matter at this time.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended by certain supplementary ASU’s released in 2016, will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. Based on our preliminary analysis, we anticipate that commissions paid to our direct sales force will qualify as incremental costs of obtaining a contract and will be capitalized and subsequently amortized. Additionally, we anticipate limited changes in the timing of our revenue recognition and client accommodation credits. The standard will require a significant amount of new revenue disclosures in our Condensed Consolidated Financial Statements, and we are currently evaluating the impact of these new disclosure requirements. We continue to evaluate the new standard against our existing accounting policies and our contracts with clients to determine the effect the guidance will have on our financial statements and what changes to systems and controls may be warranted.
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
On February 23, 2015, we received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the FCRA. We responded to the request and requests for additional information by the FTC. On November 2, 2017, the FTC staff informed us of its belief that there is a basis for claims that could include monetary and injunctive relief against us for failing to follow reasonable procedures to assure maximum possible accuracy of our tenant screening reports. We are continuing to assess the matter and plan to have further discussions with the

FTC. We believe that our business practices did not, and do not, violate the FCRA or any other laws, and we intend to vigorously defend our position. However, we are unable to predict the outcome of this matter at this time.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 29.1% of our common stock as of September 30, 2017. Of such amount, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 26.8% of our common stock as of September 30, 2017. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the three months ended September 30, 2017, by RealPage, Inc. or any “affiliated purchaser” of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2017 through July 31, 2017	—	$—	—	$44,894,113
August 1, 2017 through August 31, 2017	—	—	—	44,894,113
September 1, 2017 through September 30, 2017	—	—	—	44,894,113
	—	$—	—	$44,894,113
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
Date: November 6, 2017

RealPage, Inc.

By:	/s/ W. Bryan Hill
W. Bryan Hill
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1
Asset Purchase Agreement dated July 28, 2017 between the Registrant, RP Newco XXII LLC, a Delaware limited liability company and wholly owned subsidiary of Registrant, and On-Site Manager, Inc., a California corporation, Relocation Services, Inc., a Wyoming corporation and wholly owned subsidiary of On-Site, On-Site Data, Inc., a Wyoming corporation and wholly owned subsidiary of On-Site, certain other affiliated parties and significant stockholders of On-Site*

					X
2.2
First Amendment dated May 11, 2017, to Asset Purchase Agreement dated February 27, 2017 between Registrant and The Rainmaker Group Holdings, Inc., a Georgia corporation, The Rainmaker Group Ventures, LLC, a Delaware limited liability company, The Rainmaker Group Real Estate, LLC, a Georgia limited liability company, The Rainmaker Group - Rent Jungle LLC, a Georgia limited liability company, and The Rainmaker Group Data, LLC, a Georgia limited liability company, Bruce Barfield, an individual, Tamara Farley, an individual, The Bruce Allen Barfield Trust, dated December 27, 2011, The Tamara Tanner Farley Trust, dated December 27, 2011, John C. Alexander, an individual

					X
2.3
Second Amendment dated August 1, 2017, to Asset Purchase Agreement dated February 27, 2017 between Registrant and The Rainmaker Group Holdings, Inc., a Georgia corporation, The Rainmaker Group Ventures, LLC, a Delaware limited liability company, The Rainmaker Group Real Estate, LLC, a Georgia limited liability company, The Rainmaker Group - Rent Jungle LLC, a Georgia limited liability company, and The Rainmaker Group Data, LLC, a Georgia limited liability company, Bruce Barfield, an individual, Tamara Farley, an individual, The Bruce Allen Barfield Trust, dated December 27, 2011, The Tamara Tanner Farley Trust, dated December 27, 2011, John C. Alexander, an individual

					X
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7
10.1
Sixth Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated August 14, 2017

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