Form 10-K
period 2017-12-31
REALPAGE INC
filed 2018-03-01
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________
FORM 10-K
  ___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2017, the aggregate market value of its shares held by non-affiliates on that date was approximately $2,133,339,400. On February 16, 2018, 83,093,674 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
As of December 31, 2017, over 12,400 clients used one or more of our on demand software solutions to help manage the operations of approximately 13.0 million multifamily, single family, and vacation rental units. Our clients include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2017 by the National Multifamily Housing Council (“NMHC”), based on the number of units managed.
We sell our solutions through our direct sales organization. Our total revenues were approximately $671.0 million, $568.1 million, and $468.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. In the same periods, we had operating income (loss) of approximately $30.0 million, $31.2 million, and $(11.6) million, respectively, and net income (loss) of approximately $0.4 million, $16.7 million, and $(9.2) million, respectively.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, and vacation rental markets. In addition, since July 2002, we have completed over 40 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As part of our strategy, we plan to continue to pursue acquisitions of complementary businesses, products, and technologies.
Industry Overview
The rental real estate market is large, growing, and complex.
The rental real estate market is large and characterized by challenging and location-specific operating requirements, diverse industry participants, significant mobility among renters, and a variety of property types, including single family and a wide range of multifamily property types, including conventional, affordable, privatized military, student, and senior housing. According to the U.S. Census Bureau American Housing Survey for the United States, there were 44.2 million rental real estate units in the United States in 2015. Based on U.S. Census Bureau data and our own estimates, we believe that the overall size of the U.S. rental real estate market, including rent, utilities, and insurance, exceeds $525.0 billion annually. We estimate that the total addressable market for our current data analytics and on demand software solutions is approximately $9.8 billion per year. This estimate assumes that each of the 44.2 million rental units in the United States has the potential to generate annually a range of approximately $140 in revenue per unit for single family units to approximately $370 in revenue per unit for conventional multifamily units. In addition, we estimate that the student and senior markets have the potential to generate annually approximately $690 in revenue per unit, and affordable housing markets will generate annually approximately $160 in revenue per unit. We base this potential revenue assumption on our review of the purchasing patterns of our existing clients with respect to our data analytics and on demand software solutions, the solutions currently utilized by our existing clients, the number of units our clients manage with these solutions, and our current pricing for data analytics and on demand software solutions.
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
We believe there is increasing demand for solutions that bring efficiency and precision to the rental real estate industry, which has historically lacked the tools available to many other investment classes. We leverage our massive pool of lease transaction data to provide our clients with analytical tools and actionable intelligence to inform the prudent allocation of capital. We believe that the use of precision data analytics and price optimization solutions represent a significant opportunity to increase yield from the approximate $3.0 trillion of apartment stock in the U.S., turning over at a rate of approximately $150.0 billion per year.
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
Managing the renter life cycle and the operations of a property involves several different constituents, including property owners and managers, prospects, renters, service providers, and investors. Property owners can include single-property owners, multi-property owners, national residential apartment syndicates that may own thousands of units through a variety of investment funds, and real estate investment trusts (“REITs”). Property managers often are responsible for a large number of properties that can range from single family units to multifamily apartment communities. Property owners and managers also need to manage a variety of service providers, including utilities, insurance providers, video, voice and data providers, and maintenance and capital goods suppliers. Managing these diverse relationships, combined with renter turnover, property turnover, as well as regulatory and compliance requirements, can make the operations of even a small portfolio of rental properties complex. Challenges are compounded for real estate portfolio managers responsible for a large number of geographically dispersed properties, which require overseeing potentially hundreds of thousands of individual rental processes.
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
To address its complex and evolving requirements, the rental real estate industry has historically implemented a myriad of single point solutions; general purpose applications, such as Microsoft Excel; and/or internally developed solutions to manage their properties. These solutions can be expensive to implement and maintain; often lack integrated functionality to help rental real estate owners, managers, and investors maximize operational yields; and do not have dynamic reporting and analysis tools necessary to optimize investment returns or support capital allocation decisions. In addition, many professionals in the rental real estate industry still rely on paper or spreadsheet-based approaches, which are typically time-intensive and prone to human error or internal mismanagement.
The rental real estate industry has relied upon print and Internet listing firms to attract leads required to fill available vacancies.

We believe these historical solutions are inadequate because they:

•	require significant customization to implement, which frequently inhibits upgrading to new versions or platforms in a timely manner;

•	require information technology (“IT”) resources to support integration points between property management systems and disparate value-added services;

•	require IT resources to implement and maintain data security, data integrity, performance, and business continuity solutions;

•	lack scalability and flexibility to account for the expansion or contraction of a property portfolio;

•	lack material organic lease generation capability and do not track the cost of leads generated by each source;

•	lack effective spend management capabilities for controlling property management costs;

•	lack comprehensive analytics for pricing and yield optimization;

•	lack workflow level integration;

•	do not provide owners, managers, and investors with visibility into overall property performance; and

•	cannot be easily updated to meet new regulations and compliance requirements.
On demand software solutions are well suited to meet the rental real estate market’s needs.
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
Reduced operating costs:  Our data analytics and on demand software solutions help our clients reduce costs and optimize operational yields by streamlining and automating many ongoing property management functions; centralizing and controlling purchasing by on-site personnel; and transferring costs from the site to more efficient, centrally managed operations. Our on demand delivery model also reduces a rental property’s operating costs by eliminating the need to own and support the applications or associated hardware infrastructure. In addition, our integrated solutions consolidate the initial implementation and training costs and ongoing support associated with multiple applications. This is particularly important for rental real estate professionals who want to reduce enterprise-class IT infrastructure, support, and staff training.
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
Ability to integrate third-party products and services:  Our open architecture and application framework facilitate the integration of third-party applications and services into our solutions. This enables our clients to conduct these business functions through the same system that they already use for many of their other tasks and to leverage the same repository of lease transaction data, including prospect, renter, and property data, which supports our solutions.
Increased visibility into property performance:  Our platform of data analytics and on demand software solutions enable rental real estate owners, managers, and investors to gain a comprehensive view of the operational and financial performance of each of their properties. Our solutions provide a library of standard reports, dashboards, scorecards, and alerts, and we also provide interfaces to several widely used report writers and business intelligence tools. We maintain a massive repository of real-time lease transaction data, subsets of which can be utilized to factor rental payment history into applicant screening processes and to create more accurate supply and demand models and statistically-based price elasticity models to improve price optimization. This enables our clients to optimize both operational yields and investment returns.
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
Large and growing apartment real estate ecosystem:  At December 31, 2017, our client base of over 12,400 clients used one or more of our integrated data analytics or on demand software solutions to help manage the operations of approximately 13.0 million rental real estate units. Our solutions automate and streamline many of the recurring transactions and interactions among this large and expanding apartment real estate ecosystem, including prospect inquiries, applications, monthly rent payments, and service requests. As the number of constituents of the apartment real estate ecosystem increases, the volume of lease transaction date in our repository and its value to the constituents of the ecosystem grows.
Comprehensive platform of data analytics and on demand software solutions and services for the rental real estate industry:  Our platform of solutions and services provides a broad range of analytical and on demand capabilities for managing the renter life cycle and core operational processes for property management. This integrated, on demand platform enables our clients to optimize operational yields and investment returns.
Precision data analytics and price optimization tools based on in-depth lease transaction data:  The combination of our massive pool of lease transaction data, our expertise in apartment marketing dynamics, our data science team that can extract actionable insights, and our forecasting abilities creates a unique competitive advantage. Our statistical-based modeling and forecasting solutions provide our clients with granular, market-specific intelligence which facilitates the optimization of operational yields and returns on investment. We believe the use of precision data analytics and price optimization solutions represents a significant opportunity to increase yields from the nearly $3.0 trillion of apartment stock in the U.S., turning over at a rate of $150.0 billion per year.
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
Deep rental real estate industry expertise:  We have been serving the rental real estate industry exclusively for over 19 years, and the members of our senior management team have extensive experience in the rental real estate industry. We design our solutions based on our extensive expertise, insight into industry trends and developments, and property management best practices that help our clients simplify the challenges of owning and managing rental properties.
Experienced management team with strong integrating and operating track record:  We have a highly seasoned and effective management team with extensive expertise in the rental real estate industry. By leveraging this expertise and knowledge, we have developed, and continue to improve, data analytics and on demand software solutions which help our clients simplify the challenges of owning and managing rental properties, increase operational yields, and make better capital placement and harvesting decisions. Our management team has a proven ability to acquire and integrate complementary businesses and technologies, as demonstrated by the over 40 acquisitions we have completed since July 2002. We continue to attract and retain experienced management talent to support our growth.
Our Strategy
We plan to continue to leverage our platform of solutions and industry presence to maintain our position as a leading provider of technology solutions to the real estate industry. The key elements of our strategy to accomplish this objective are as follows:
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
Increase the adoption of the RealPage platform:  Many of our clients rely on our platform to manage their daily operations and track all of their critical prospect, renter, and property information. Additionally, some of our clients utilize our software-enabled, value-added services to complement third-party Enterprise Resource Planning (“ERP”) systems. We have continually introduced new software-enabled, value-added services to complement our platform of solutions and marketed our on demand solutions to our clients who are utilizing third-party ERP systems. We believe that the penetration of our on demand software solutions to date has been modest, and significant potential exists for additional on demand revenue from sales of these solutions to our client base. We have significant opportunities to further leverage the critical role that our solutions play in our clients’ operations by increasing the adoption of our platform of solutions and value-added services within our existing client base, and we intend to actively focus on up-selling and cross-selling our solutions to our clients.
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
Pursue acquisitions of complementary businesses, products, and technologies:  Since July 2002, we have completed over 40 acquisitions that have enabled us to expand our platform, enter into new rental property markets, and expand our client base. We intend to continue to pursue acquisitions of complementary businesses, products, and technologies. We continue to selectively evaluate our capital allocation strategy to focus on the most efficient sources of capital available to us for the acquisition of businesses and technologies that may help us accomplish these and other strategic objectives.
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

We offer different versions of our platform for different types of properties in different real estate markets. For example, our platform supports the specific and distinct requirements of:

•	conventional single family properties;

•	conventional multifamily properties;

•	affordable Housing and Urban Development (“HUD”) properties;

•	affordable tax credit properties;

•	rural housing properties;

•	privatized military housing;

•	commercial properties;

•	student housing;

•	senior living; and

•	vacation rentals.
Property Management
Our property management solutions are referred to as ERP systems. These solutions manage core property management business processes, including leasing, accounting, budgeting, purchasing, facilities management, document management, and support and advisory services. The solutions include a central database of prospect, applicant, renter, and property information that is accessible in real time by our other solutions. Our property management solutions also interface with most popular general ledger accounting systems through our RealPage Exchange platform. This makes it possible for clients to deploy our solutions using our accounting system or a third-party accounting system. Our property management solution category consists of eight primary solutions including OneSite, Propertyware, RealPage Financial Services, Kigo, Spend Management Solutions, The RealPage Cloud, SmartSource, and EasyLMS.
OneSite
OneSite is our flagship on demand property management solution for multifamily properties and is tailored to the specific needs of different property types (conventional multifamily, affordable properties, rural housing, privatized military housing, senior living, student living, and commercial). OneSite offers functionality that generates lease documents, manages service requests, measures acuity of senior residents, enables senior community management, and manages procurement activities.
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

RealPage Financial Services
RealPage Financial Services is an on demand offering of products and services for all back office accounting. The RealPage Financial Suite includes budgeting, property accounting, corporate accounting, job cost, and investment accounting. SmartSource Accounting provides for full outsourcing services of the back office accounting.
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
SmartSource IT
SmartSource IT provides outsourced IT management and support services to managers of multifamily properties. Outsourcing these functions through SmartSource IT allows property managers to focus on their core competencies and to scale their operations with lower risk and greater flexibility and productivity.
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
Leasing and Marketing
Leasing and marketing solutions aim to optimize marketing spend and the leasing process. These solutions manage core leasing and marketing processes, including websites and syndication, paid lead generation, organic lead generation, lead management, automated lead closure, lead analytics, real-time unit availability, automated online apartment leasing, and applicant screening. Our leasing and marketing solutions category consists of six primary solutions: Online Leasing, Contact Center, Websites & Syndication, MyNewPlace, Lead2Lease CRM, and Resident Screening. In 2017, we acquired On-Site and Intelligent Lease Management (ILM), two platforms for property managers and renters that offer solutions to complement our existing leasing and marketing solutions. Our integration of these platforms, which we intend to complete over time, is expected to enhance our existing leasing and marketing solutions.
Online Leasing
Online Leasing is our on demand leasing platform that transacts the entire leasing process online. Among other functions, the platform utilizes widgets that enable renters to confirm unit availability, generate a price quote, apply for residency, and fully execute a lease.
Contact Center
Contact Center is our 24/7 on demand lead closure and resident maintenance support solution. Contact Center provides both live agent and automated platforms. Communication channels and functionality include call, web chat, email with instant call reply, email for leasing, as well as RealPage Live Agent calls and answer automation for maintenance support. Contact Center is a strategic service partner offering a combination of people, process, and technology to track all leads, schedule visits, and capture emergency and non-emergency maintenance requests on behalf of our clients.
Websites & Syndication
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

MyNewPlace
MyNewPlace is a paid lead generation site that helps renters find rental housing options utilizing functionality including enhanced photography, 3D floor plans, SEO-enhanced descriptions, and neighborhood information. Our acquisition of Lease Rent Options in 2017 included the Rent Jungle product, which added additional functionality to our lead generation and leasing solutions.
Lead2Lease CRM
Lead2Lease CRM is a lead management tool that cultivates lead generation, tracks lead activity and communications, and influences lead conversion.
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
Resident Services
Our resident services solutions provide a platform to optimize the transactional and social experience of prospects and renters, and enhance a property’s reputation. These solutions facilitate core renter management business processes including utility billing, renter payment processing, service requests, lease renewal, renter’s insurance, and consulting and advisory services. In connection with our On-Site acquisition, we acquired Deposit IQ, a subsidiary of On-Site, which added additional solutions to our platform. Our resident services solution category consists of five primary solutions: Resident Utility Management, Resident Payments, Resident Portal, Contact Center Maintenance, and Renter’s Insurance.
Resident Utility Management
Resident Utility Management is our on demand billing and utility management platform. In 2016, we augmented our utility management solutions with the acquisition of NWP Services Corporation (“NWP”), and further expanded the service through our acquisition of American Utility Management (“AUM”) in 2017. Combining the complementary functionalities of these solutions with our existing platform offers our clients automated convergent billing, utility invoice processing, utility cost management, automated energy recovery, infrastructure services (e.g., accounting, community energy, media, data, and telecom), the ability to benchmark energy consumption and cost, and sub-metering services.
Resident Payments
Payments is our on demand payment-processing platform that enables electronic collection of rent and other payments. Provided through our RealPage Payments subsidiaries with both operator and renter processing options for fee reduction, the platform accommodates the processing of multiple payment types including check, money order, automated clearing house (“ACH”), debit cards, and credit cards.
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
Renter’s Insurance
Renter’s Insurance is part of our risk mitigation platform to reduce liability and property damage risk. The platform offers liability and content protection renter’s insurance provided through our subsidiary Multifamily Internet Ventures, LLC, under the consumer-facing brand name “eRenterPlan.” Liability policies protect property owners and managers against financial loss due to renter-caused damage, while content protection provides additional coverage for a renter’s personal belongings in the event of loss.

Asset Optimization
Our asset optimization solutions aim to optimize property financial and operational performance, and provide comprehensive analytics-based decision support for optimum investment performance throughout the phases of real estate investment (e.g., acquisition, operation, renovation, and disposition). These solutions facilitate core asset management, business intelligence, performance benchmarking and investment analysis including real-time yield management, revenue growth forecasting, key variable sensitivity forecasting, internal operating metric benchmarking and external market benchmarking. Our asset optimization solution category consists of three primary solutions: YieldStar Revenue Management, Business Intelligence, and Asset and Investment Management.
YieldStar Revenue Management
YieldStar is our on demand yield management platform. The platform includes real-time statistical models leveraging a repository of lease transaction data to calculate optimal rent for each rental unit, pricing management advisory services, and MPF Research, an apartment market research database. The data coverage and forecasting capabilities of YieldStar were expanded through our 2017 acquisitions of Axiometrics and Lease Rent Options. Augmenting our data science talent and modeling tools through these acquisitions allows our customers to achieve better harvesting and placement of capital in the rental housing industry.
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
On Demand Delivery Infrastructure
Our IT infrastructure operates four redundant 40 GBPS dedicated fiber links connecting data centers containing hundreds of servers and multiple storage area networks. This architecture makes it possible to expand the data center incrementally with little or no disruption as more users or additional applications are added. With approximately 9,500 virtual servers, 700 physical servers and 5.4 petabytes of data storage, we leverage this infrastructure and massive repository of lease transaction data to power our platform of solutions.
Our infrastructure is based on an open architecture that enables third-party applications to access OneSite and other hosted applications through our RealPage Exchange platform that provides access to more than 100 different public and private web services and extensible markup language (“XML”) gateways that are used to import and export data through third-party application program interfaces (“APIs”) and process hundreds of thousands of transactions per day. RealPage Exchange also interfaces with third-party property management systems as well as our platform solutions.
In addition, our system is designed to replicate data into a Universal Data Store (“UDS”) each day. Access to UDS is enabled through an access layer called UDS Direct, which enables clients to build portfolio reports, dashboards and alerts using any Open Database Connectivity or Java Database Connectivity compliant report writer tool such as Microsoft Excel, Microsoft Access, Microsoft SQL Server Reporting Service or Crystal Reports. UDS is also transmitted to a number of our larger clients each night to feed portfolio reporting systems that they have built internally.
As of December 31, 2017, we employed approximately 230 employees who were responsible for maintaining data security, integrity, availability, performance and business continuity in our cloud computing facilities. We annually obtain a Service Organization Controls audit performed under Statements on Standards for Attestation Engagements No. 16 on a specified set of internal controls. Certain clients conduct separate business continuity audits of their own.
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
Product Development
We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product and quality assurance testing, improving core technology, and strengthening our technological expertise in the rental real estate industry. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution. As of December 31, 2017, our product development group consisted of approximately 590 employees in the United States and 650 employees located primarily in Hyderabad, India; Manila, Philippines; and Cebu City, Philippines. Product development expense totaled $89.5 million, $73.6 million and $68.8 million during the years ended December 31, 2017, 2016, and 2015, respectively.
Sales and Marketing
We sell our rental real estate software and services through our direct sales organization. We organize our sales force by geographic region, size of our prospective clients, and property type. We believe this focus provides a higher level of service and understanding of our clients’ unique needs. Our typical sales cycle with a prospective client begins with the generation of a sales lead through Internet marketing, email campaigns, telemarketing efforts, trade shows, or other means of referral. The sales lead is followed by an assessment of the prospective client’s requirements, sales presentations, and product demonstrations. Our sales cycle can vary substantially from client to client but typically requires three to six months for larger clients and one to six weeks for smaller clients.
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

•	public relations;

•	use of our website to provide product and company information, as well as learning opportunities for potential clients; and

•	ongoing consumer email marketing campaigns that drive adoption of transactional products, such as online payments and renter’s insurance, by residents on behalf of our property management clients.
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
Clients
We are committed to developing long-term client relationships and working closely with our clients to configure our solutions to meet the evolving needs of the rental real estate industry. Our clients include REITs, leading property management companies, fee managers, regionally based owner operators, vacation property owners, and service providers. As of December 31, 2017, we had over 12,400 clients who used one or more of our on demand software solutions to help manage the operations of approximately 13.0 million rental real estate units. Our clients include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2017 by the NMHC, based on number of units managed. For the years ended December 31, 2017, 2016 and 2015, no one client accounted for more than 10% of our revenue. Revenues for our largest client were 6.2%, 5.7%, and 4.6% of total revenues for the years ended December 31, 2017, 2016, and 2015, respectively.
Intellectual Property
We rely on a combination of copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures, and restrictions provide only limited protection. We currently have a limited number of patents or pending patent applications. In the future, we may file additional patent applications, but patents may not be issued with respect to these patent applications, or if patents are issued, they may not provide us with any competitive advantages, may not be issued in a manner that gives us the protection that we seek, and may be successfully challenged by third parties.
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
Employees
As of December 31, 2017, we had approximately 5,400 employees. We believe that our success is attributable in large part to our employees and an experienced management team, many members of which have years of industry experience in building, implementing, marketing, and selling property management solutions critical to business operations. Our future performance depends upon the continued service of our key sales, marketing, technical, and senior management personnel and our continuing ability to attract and retain highly qualified personnel. We believe we have a corporate culture that attracts highly qualified and motivated employees. We consider our current relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement.
Available Information
We maintain an Internet website at www.realpage.com. We make available, free of charge, on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission (“SEC”).
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC’s Office of Investor Education and Advocacy at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy, and information statements and other information regarding issuers, including RealPage, Inc., that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov. Information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing that we make with the SEC.

Item 1A.	Risk Factors
Financial Risks Related to Our Business
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
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results may be due to a number of factors, including the risks and uncertainties discussed elsewhere in this filing. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the extent to which on demand software solutions maintain market acceptance;

•	fluctuations in leasing activity by our clients;

•	our ability to timely introduce enhancements to our existing solutions and new solutions;

•
our ability to renew the use of our on demand solutions for units managed by our existing clients and to increase the use of our on demand solutions for the management of units by our existing and new clients;

•	changes in our pricing policies or those of our competitors or new competitors;

•	the variable nature of our sales and implementation cycles;

•	our ability to anticipate and adapt to external forces and the emergence of new technologies and products;

•	our ability to enter into new markets and capture additional market share;

•	our ability to integrate acquisitions in a cost-effective and timely manner;

•	the timing of revenue and expenses related to recent and potential acquisitions or dispositions of businesses or technologies;

•	changes in local economic, political and regulatory environments of our international operations;

•	general economic, industry and market conditions in the rental housing industry that impact our current and potential clients;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions, data or document losses or security breaches;

•	our ability to hire and retain qualified key personnel, including particular key positions in our sales force and IT department;

•
changes in the legal, regulatory or compliance environment related to the rental housing industry or the markets in which we operate, including without limitation changes related to fair credit reporting, payment processing, data protection and privacy, utility billing, insurance, the Internet and e-commerce, licensing, telemarketing, electronic communications, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology Economic and Clinical Health Act (“HITECH”);

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	increase in the number or severity of insurance claims on policies sold by us;

•	litigation and settlement costs, including unforeseen costs;

•	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of subscription revenue or accounting for mergers and acquisitions; and

•	changes in tax policy in the United States and globally that affect the deductibility of certain expenses and how our profits are taxed.
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
If we are unable to continue to manage the growth of our diverse and complex operations, our financial performance may suffer.
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and client base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We continue to experience growth, and have increased our number of employees from approximately 4,400 as of December 31, 2016 to approximately 5,400 as of December 31, 2017. We increased our number of on demand clients from approximately 11,000 as of December 31, 2016 to nearly 12,400 as of December 31, 2017. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
We generally recognize revenue from clients ratably over the terms of their client agreements, which are typically for a period of one or more years. As a result, much of the revenue we report in each quarter is deferred revenue from client agreements entered into during previous quarters. Consequently, a decline in new or renewed client agreements in any one quarter will not be fully reflected in our revenue or our results of operations until future periods. Accordingly, this revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable subscription term.
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
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments, such as the Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, and the trading price of our common stock.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of LRO, On-Site, PEX, AUM, Axiometrics, eSupply, AssetEye and NWP. We expect to continue making acquisitions in the future. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue involve numerous risks, including the following:

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

•	difficulties in complying with new markets or regulatory standards to which we were not previously subject;

•	delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire; and

•	adverse effects of acquisition activity on the key performance indicators we use to monitor our performance.

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
Unanticipated events and circumstances occurring in future periods may affect the realizability of our intangible assets obtained through acquisitions. The events and circumstances that we consider include significant under-performance relative to projected future operating results and significant changes in our overall business or product strategies. These events and circumstances may cause us to revise our estimates and assumptions used in analyzing the value of our other intangible assets with indefinite lives, and any such revision could result in a non-cash impairment charge that could have a material impact on our financial results.
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
Our clients include a range of organizations whose success is closely linked to the rental housing market. Economic trends that negatively or positively affect the rental housing market may adversely affect our business. Instability or downturns affecting the rental housing market may have a material adverse effect on our business, prospects, financial condition and results of operations by:

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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure or acquire businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant ownership dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In 2017, we amended our Credit Facility to increase our borrowing capacity and completed a convertible debt offering in which we sold $345.0 million of Convertible Notes. Future debt financing could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges or opportunities could be significantly limited.
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
Our Credit Facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum Consolidated Net Leverage Ratio, a maximum Consolidated Senior Secured Net Leverage Ratio, and a minimum Consolidated Interest Coverage Ratio. See additional discussion of these requirements in Note 7 to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. As of December 31, 2017, we were in compliance with all of the covenants under our Credit Facility.
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
Ensuring that we have adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended by certain supplementary ASU’s released in 2016 and 2017, replaced all current GAAP guidance on revenue recognition and eliminated all industry-specific guidance. Our adoption of this ASU was effective on January 1, 2018 and required changes in our revenue recognition timing related to commissions paid to our direct sales force, certain client accommodations and our allocation of contract transaction prices. The new standard also requires new revenue disclosures in our consolidated financial statements relating to, among other items, the disaggregation of revenue and contract backlog. We have developed expanded disclosures to meet the new requirements. We have also identified and designed additional controls and updated our accounting policies to support our implementation and ongoing compliance with the new standard.
We generate commission revenue from the insurance policies we sell as a registered insurance agent, and if insurance premiums decline or if the insureds experience greater than expected losses, our revenues could decline and our operating results could be harmed.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we maintain profitability.
If we are required to collect sales and use taxes on the solutions we sell in additional taxing jurisdictions, we may be subject to liability for past sales and our future sales may decrease.
States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and currently collect and remit sales taxes in taxing jurisdictions where we believe we are required to do so. However, additional state and/or local taxing jurisdictions may seek to impose sales or other tax collection obligations on us, including for past sales. A successful assertion that we should be collecting additional sales or other taxes on our solutions could result in substantial tax liabilities for past sales, discourage clients from purchasing our solutions or otherwise harm our business and operating results. This risk may be greater with regard to solutions acquired through acquisitions because the acquired entities may not have had the same practices and procedures that we have in place.
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
Changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.
We are subject to federal and state income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in jurisdictions with differing statutory tax rates, including jurisdictions in which we have completed or may complete acquisitions and the valuation of deferred tax assets and liabilities, including our ability to utilize our net operating losses. Increases in our effective tax rate could harm our operating results.
The Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017, contains significant changes to the U.S. federal income tax laws, the full consequences of which have not yet been determined. As a result of the enacted reduction in the federal corporate income tax rate, we recorded a non-cash adjustment to revalue our net deferred tax assets, with a corresponding charge to earnings. This one-time revaluation was based on our current knowledge, interpretation, and understanding of the Tax Reform Act and its impact to our business. If we are required to further adjust the value of our deferred tax assets and/or recognize a deferred tax liability for non-U.S. earnings, we may be required to record additional charges to earnings, which could have could have a material adverse effect on our business, financial condition, and results of operations.
The ultimate impact of the Tax Reform Act may differ materially from our estimates, due to changes in the interpretations and assumptions made by us as well as additional regulatory and accounting guidance that may be issued and actions we may take as a result of the Tax Reform Act.
Operational Risks Related to Our Business
The nature of our platform is complex and highly integrated, and if we fail to successfully manage releases or integrate new solutions, it could harm our revenues, operating income and reputation.
We manage a complex platform of solutions that consists of our property management solutions, integrated software-enabled value-added services and advertising and lease generation services. Many of our solutions include a large number of product centers that are highly integrated and require interoperability with other RealPage, Inc. products, as well as products and services of third-party service providers. Additionally, we typically deploy new releases of the software underlying our on demand software solutions on a bi-weekly, monthly or quarterly schedule, depending on the solution. Due to this complexity and the condensed development cycles under which we operate, we may experience errors in our software, corruption or loss of our data or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our clients, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.

Our business depends substantially on the renewal of our products and services for on demand units managed by our clients and the increase in the use of our on demand products and services for on demand units.
We generally license our solutions pursuant to client agreements with a term of one year or longer. The pricing of the agreements is typically based on a price per unit basis. Our clients have no obligation to renew these agreements after their term expires, or to renew these agreements at the same or higher annual contract value. In addition, under specific circumstances, our clients have the right to cancel their client agreements before they expire, for example, in the event of an uncured breach by us, or in some circumstances, upon the sale or transfer of a client property, by giving 30 days’ notice or paying a cancellation fee. In addition, clients often purchase a higher level of professional services in the initial term than they do in renewal terms to ensure successful activation. As a result, our ability to grow is dependent in part on clients purchasing additional solutions or increasing the number of units they own or manage after the initial term of their client agreement. Though we maintain and analyze historical data with respect to rates of client renewals, upgrades and expansions, those rates may not accurately predict future trends in renewal of on demand units. Our clients’ on demand unit renewal rates may decline or fluctuate for a number of reasons, including, but not limited to, their level of satisfaction with our solutions, our pricing, our competitors’ pricing, reductions in our clients’ spending levels or reductions in the number of on demand units managed by our clients. If our clients cancel or amend their agreements with us during their term, do not renew their agreements, renew on less favorable terms or do not purchase additional solutions or professional services in renewal periods, our revenue may grow more slowly than expected or decline and our profitability may be harmed.
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
The ability of our clients to access our service is critical to our business. We host our products and services, support our operations and service our clients primarily from data centers in the Dallas, Texas area, but also from data centers located elsewhere in the United States and in Europe.
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
Our products and services are hosted and supported from data centers in various geographic locations within the continental United States and Europe, and are operated by third-party providers. Our operations depend on our third-party data center providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that any of our third-party hosting or facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in the availability of our on demand software as well as delays and additional expenses in arranging new facilities and services.
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
We face intense competitive pressures and our failure to compete successfully could harm our business and operating results.
We compete in a number of markets including accounting software, property management software for multifamily, single family and commercial solutions, vertically-integrated cloud computing services, software-enabled value-added services including applicant screening, insurance, relationship management (“CRM”), marketing and web portals, Internet listing services, utility billing and energy management, revenue management, multifamily housing and commercial real estate market research, spend management, payment processing, affordable housing compliance and audit services and vacation rentals. The markets for many of our solutions are intensely competitive, fragmented and rapidly changing. Some of these markets have relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Increased competition could result in pricing pressures, reduced sales and reduced margins. Often we compete to sell our solutions against existing systems that our potential clients have already made significant expenditures to install.
Our competitors vary depending on our product and service. Certain competitors compete with us in a number of areas, including Yardi, Inc., Entrata, Inc., MRI Software LLC, AppFolio, Inc., and CoStar Group, Inc. Other competitors compete with us with respect to a single product or category of products. We compete in various markets, with different competitive considerations in these various markets. In many of our markets we compete with a number of providers, including those who market specifically to multifamily, single family, and commercial real estate owners and property managers as well as other providers. In addition, many of our existing or potential clients have developed or may develop their own solutions that may be competitive with our solutions. We also may face competition for potential acquisition targets from our competitors who are seeking to expand their offerings.
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
We rely on third-party providers in connection with the delivery of our solutions. Such providers include, but are not limited to, computer hardware and software vendors, database and data providers and cloud hosting providers. We utilize equipment, software and services from Amazon Web Services, a division of Amazon, Inc., Microsoft Corporation, salesforce.com, Avaya, Inc., Twilio, Inc., Palo Alto Networks, Inc., F5 Networks, Inc., EMC Corporation and various other third party providers. Our OneSite Accounting service relies on a software-as-a-service, or SaaS, accounting system developed and maintained by a third-party service provider. We host this application in our data centers and provide supplemental development resources to extend this accounting system to meet the unique requirements of the rental housing industry. Our shared cloud portfolio reporting service utilizes software licensed from IBM. We expect to utilize additional service providers as we expand our platform. Although the third-party technologies and services that we currently require are commercially available, such technologies and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these technologies or services could result in delays in the provisioning of our solutions until alternative technology is either developed by us, or, if available, is identified, obtained and integrated, and such delays could harm our business. It also may be time consuming and costly to enter into new relationships. Additionally, any errors or defects in the third-party technologies we utilize or delays or interruptions in the third-party services we rely on could result in errors, failures or disruptions of our services, which also could harm our business.

We depend upon third-party service providers for important payment processing functions. If these third-party service providers do not fulfill their contractual obligations or choose to discontinue their services, our business and operations could be disrupted and our operating results would be harmed.
We rely on several large payment processing organizations to enable us to provide payment processing services to our clients, including electronic funds transfers, or EFT, check services, bank card authorization, data capture, settlement and merchant accounting services and access to various reporting tools. We also rely on third-party hardware manufacturers to manufacture the check scanning hardware our clients utilize to process transactions. Some of these organizations and service providers are competitors who also directly or indirectly sell payment processing services to clients in competition with us. With respect to these organizations and service providers, we have significantly less control over the systems and processes than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these organizations and service providers. Accordingly, the failure of these organizations and service providers to renew their contracts with us or fulfill their contractual obligations and perform satisfactorily could result in significant disruptions to our operations and adversely affect operating results. In addition, businesses that we have acquired, or may acquire in the future, typically rely on other payment processing service providers. We may encounter difficulty converting payment processing services from these service providers to our payment processing platform. If we are required to find an alternative source for performing these functions, we may have to expend significant money, time and other resources to develop or obtain an alternative, and if developing or obtaining an alternative is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or meet their expectations, with the attendant potential for liability claims, damage to our reputation, loss of ability to attract or maintain clients.
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
Legal and Regulatory Risks Related to Our Business
We face a number of risks in our payment processing business that could result in a reduction in our revenues and profits.
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

•	continually evolving and developing laws and regulations governing payment processing and money transmission, the application or interpretation of which is not clear in some jurisdictions;

•	incidences of fraud, a security breach or our failure to comply with required external audit standards;

•	our inability to increase our fees at times when electronic payment partners or associations increase their transaction processing fees; and

•
repricing actions taken by card associations or payment networks or imposed as a result of governmental regulation or due to competitive pressures, which could negatively impact the prices we can charge customers for our services.

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
We entered into a service provider agreement with a financial institution merchant service provider under which we are a registered independent sales organization, or ISO, of the merchant service providers. The merchant service provider acts as a merchant acquiring bank for processing our client credit card and debit card payments (“Card Payments”), and we serve as an ISO. As an ISO, we assume the underwriting risk for processing Card Payments on behalf of our clients. If we experience excessive chargebacks, either we or the merchant service provider has the authority to cease client card processing services, and such events could result in a material adverse effect on our revenues, operating income, and reputation.
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
The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement, misappropriation, misuse and other violations of intellectual property rights. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed or otherwise misappropriated the intellectual property rights or terms of use of others. Our technologies may not be able to withstand any third-party claims against their use. Since we currently have a limited number of patents, we may not be able to use patent infringement as a defensive strategy in such litigation. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. If such patents are invalidated or circumvented, this may allow existing and potential competitors to develop products and services that are competitive with, or superior to, our solutions.
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
Our success depends on our ability to protect our proprietary rights to the technologies we use in our solutions. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could harm our business. We rely on a combination of copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We currently have a limited number of issued patents and pending patent applications, and we may be unable to obtain patent protection in the future. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, may not be issued in a manner that gives us the protection that we seek and may be successfully challenged by third parties. Unauthorized parties may attempt to copy or otherwise obtain and use the technologies underlying our solutions. Monitoring unauthorized use of our technologies is difficult, and we do not know whether the steps we have taken will prevent unauthorized use of our technology. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who have not incurred the substantial expense, time and effort required to create similar innovative products.
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
Additionally, as we sell our solutions internationally, effective patent, trademark, service mark, copyright and trade secret protection may not be available or as robust in every country in which our solutions are available. As a result, we may not be able to effectively prevent competitors outside the United States from infringing or otherwise misappropriating our intellectual property rights, which could reduce our competitive position and ability to compete or otherwise harm our business.
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
As previously disclosed, in March 2015, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Stokes v. RealPage, Inc., Case No. 2:15-cv-01520. The claims in this purported class action relate to alleged violations of the Fair Credit Reporting Act (“FCRA”) in connection with background screens of prospective tenants of our clients.
As previously disclosed, in November 2014, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Virginia, styled Jenkins v. RealPage, Inc., Case No. 3:14cv758. The claims in this purported class action relate to alleged violations of the FCRA in connection with background screens of prospective tenants of our clients.
Following various procedural motions, on June 19, 2017, the court in both the Stokes case and Jenkins case consolidated the cases for purposes of settlement. On June 30, 2017, the parties signed a Settlement Agreement and Release covering both cases and the plaintiffs in the consolidated cases filed an uncontested motion for preliminary approval of the class action settlement and the notice to the class. On August 3, 2017, the court issued a written order preliminarily approving the proposed class settlement. Following the final approval hearing on February 6, 2018, the court entered an order granting final approval of the settlement.
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
We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information or consumer information could affect our clients’ ability to use and share data, potentially reducing demand for our on demand software solutions. In October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework, which had been the primary compliance mechanism for establishing data transfers outside of the European Economic Area in accordance with the European Union’s Data Protection Directive 95-46 EC. In July 2016, the U.S. and European Union entered into a new compliance framework, (the “Privacy Shield”), which was intended to replace the U.S.-EU Safe Harbor framework. The Privacy Shield is subject to review by European courts, and this creates some uncertainty regarding compliance with applicable privacy laws and regulations. While alternative compliance options exist, the long-term viability of the overall compliance framework remains in question, which could result in increased regulation, cost of compliance and limitations on data transfers for both our clients and us. Beginning in May 2018, the General Data Protection Regulation (“GDPR”) will become effective in the European Union. The GDPR imposes new requirements upon companies in the EU or operating in the EU regarding the handling of personal data. If we are unable to meet the requirements of applicable privacy laws and regulations, the Privacy Shield or GDPR with respect to our services subject to these provisions, we may incur monetary or other penalties which could harm our business or financial condition.
Some of our LeaseStar products operate under the real estate brokerage laws of numerous states and require maintaining licenses in many of these states. Brokerage laws in these states could change, affecting our ability to provide some LeaseStar or, if applicable, other products in these states.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 26.2% of our common stock as of December 31, 2017. Of such amount, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 24.0% of our common stock as of December 31, 2017. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
At December 31, 2017, we leased approximately 448,000 square feet of space for our corporate headquarters in Richardson, Texas under a lease agreement that expires in August 2028. We also have offices in Campbell, California; Costa Mesa, California; Irvine, California; San Francisco, California; Broomfield, Colorado; Denver, Colorado; Tampa, Florida; Alpharetta, Georgia; Lombard, Illinois; Louisville, Kentucky; Ann Arbor, Michigan; Bloomington, Minnesota; Pittsburgh, Pennsylvania; Greenville, South Carolina; South Burlington, Vermont; Seattle, Washington; Hyderabad, India; Cebu, Philippines; Manila, Philippines; Barcelona, Spain; and London, United Kingdom. We also license data center space and employ the services of cloud service providers at multiple locations in the U.S. and internationally. We believe our current and planned office and data center facilities will be adequate for the foreseeable future.

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
We are subject to legal proceedings and claims arising in the ordinary course of business. We are involved in litigation and other legal proceedings and claims that have not been fully resolved. At this time, we believe that any reasonably possible adverse outcome of these matters would not be material either individually or in the aggregate. Our view of those matters may change in the future as litigation and events related thereto unfold. See the risk factors “Assertions by a third party that we infringe its intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses,” “The rental housing industry, electronic commerce and many of the products and services that we offer, including background screening services, utility billing, affordable housing compliance and audit services, insurance and payments are subject to extensive and evolving governmental regulation. Changes in regulations or our failure to comply with regulations could harm our operating results,” and “Legal proceedings against us could be costly and time consuming to defend” in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.”

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RP.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Year Ended December 31, 2017	Low	High
First Quarter	$28.00	$37.40
Second Quarter	32.30	38.25
Third Quarter	35.00	36.15
Fourth Quarter	39.80	46.80

Year Ended December 31, 2016	Low	High
First Quarter	$16.06	$22.51
Second Quarter	19.54	23.55
Third Quarter	21.62	22.22
Fourth Quarter	23.69	30.85
On February 16, 2018, the closing price of our common stock on the NASDAQ Global Select Market was $50.45 per share, and there were approximately 255 holders of record of our common stock. Restricted shares granted under our stock-based expense plans which have not yet vested are considered to be held by one holder. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, the number of record holders of our shares is not indicative of the total number of stockholders.
Dividend Policy
We have neither declared nor paid any cash dividends on our common stock in recent fiscal years. We do not expect to pay cash dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings will be used for the operation and growth of the business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations; financial condition and liquidity requirements; restrictions that may be imposed by applicable law and our contracts; and other factors deemed relevant by our board of directors. Additionally, our secured revolving credit facility (as amended, the “Credit Facility”) contains customary covenants, subject in each case to customary exceptions and qualifications. Included in these covenants is a restriction which prevents us from paying dividends and making other distributions on our capital stock.
Performance Graph
The following graph compares the relative performance of our common stock, the NASDAQ Global Market Index, NASDAQ Composite, and the NASDAQ Computer and Data Processing Index. This graph covers the annual periods ending December 31, 2012 through December 31, 2017. In each case, this graph assumes a $100 investment on December 31, 2012 at our closing price of $21.57 per share and reinvestment of all dividends, if any.

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
RealPage, Inc.	$100.00	$108.39	$101.81	$104.08	$139.08	$205.38
NASDAQ Composite—Total Returns	100.00	140.17	160.84	172.04	187.30	242.81
NASDAQ Global Market Index	100.00	166.85	176.88	176.86	170.04	212.17
NASDAQ Computer and Data Processing Index	100.00	143.98	153.95	201.83	219.45	309.13
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the fourth quarter of 2017 by RealPage, Inc. or any “affiliated purchaser” of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2017 through October 31, 2017	—	$—	—	$44,894,113
November 1, 2017 through November 30, 2017	—	—	—	44,894,113
December 1, 2017 through December 31, 2017	—	—	—	44,894,113
Total	—	$—	—	$44,894,113
(1)    Our board of directors approved an extension of our May 2014 share repurchase program in May 2015, April 2016, and again in April 2017. Each renewal permitted the repurchase of up to $50.0 million of our common stock during the period commencing on the extension start date and ending one year thereafter. The current extension of the share repurchase program will expire on May 4, 2018.
No shares were acquired by RealPage, Inc. or any “affiliated purchaser” of RealPage, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act, under the repurchase program during the year ended December 31, 2017. During the year ended December 31, 2016, we repurchased 1,012,823 shares under the share repurchase program at a weighted average cost of $20.98 per share and a total cost of $21.2 million.

Item 6.	Selected Financial Data
We have derived the consolidated statements of operations and balance sheet data for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 from our audited Consolidated Financial Statements. Over the last five fiscal years, we have acquired a number of companies as disclosed in Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. The results of our acquired companies have been included in our Consolidated Financial Statements since their respective dates of acquisition and have contributed to the growth in our results of operations. This information should be read in conjunction with our audited Consolidated Financial Statements, the related notes, and the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Revenue:
On demand	$642,622	$542,531	$450,962	$390,622	$362,312
On premise	2,644	2,836	2,970	3,094	3,691
Professional and other	25,697	22,761	14,588	10,835	11,019
Total revenue	670,963	568,128	468,520	404,551	377,022
Cost of revenue	273,447	242,301	198,613	174,871	148,321
Gross profit	397,516	325,827	269,907	229,680	228,701
Operating expenses:
Product development	89,452	73,607	68,799	64,418	50,638
Sales and marketing	165,079	135,213	123,108	111,563	95,894
General and administrative	112,975	85,013	68,814	69,202	60,610
Impairment of identified intangible assets	—	750	20,801	—	—
Total operating expenses	367,506	294,583	281,522	245,183	207,142
Operating income (loss)	30,010	31,244	(11,615)	(15,503)	21,559
Interest expense and other, net	(14,769)	(3,758)	(1,449)	(1,104)	(1,077)
Income (loss) before income taxes	15,241	27,486	(13,064)	(16,607)	20,482
Income tax expense (benefit)	14,864	10,836	(3,846)	(6,333)	(210)
Net income (loss)	$377	$16,650	$(9,218)	$(10,274)	$20,692

Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.22	$(0.12)	$(0.13)	$0.28
Diluted	$0.00	$0.21	$(0.12)	$(0.13)	$0.27
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	79,433	76,854	76,689	76,991	74,962
Diluted	82,398	77,843	76,689	76,991	76,187

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except client and employee data)
Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$69,343	$104,886	$30,911	$26,936	$34,502
Total current assets	308,579	297,455	221,943	186,819	180,531
Total assets	1,516,293	788,098	623,201	566,294	501,834
Total current liabilities	332,907	250,527	215,347	196,709	173,095
Total deferred revenue	122,160	95,891	91,179	80,388	71,756
Current and long-term debt(2)	648,818	122,429	40,292	20,882	1,428
Total liabilities	1,014,418	403,335	296,749	237,514	187,330
Total stockholders’ equity	501,875	384,763	326,452	328,780	314,504
Other Financial Data:
Adjusted EBITDA(3)	$163,445	$127,210	$92,191	$70,589	$90,312
Operating cash flow	137,327	136,216	96,012	69,972	69,209
Capital expenditures	49,752	75,241	33,384	37,062	32,952
Selected Operating Data:
Number of on demand clients at period end	12,414	11,042	11,998	10,744	8,725
Number of on demand units at period end	13,003	10,989	10,568	9,560	9,022
Total number of employees at period end	5,462	4,410	4,122	3,875	3,337

(1)	Excludes restricted cash.

(2)	Includes capital lease obligations.

(3)	A definition of this non-GAAP financial measure and a discussion of our use of it is included in Item 7, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K.
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net income (loss)	$377	$16,650	$(9,218)	$(10,274)	$20,692
Acquisition-related and other deferred revenue adjustments	3,058	(949)	(2,157)	435	2,717
Depreciation, asset impairment, and loss on disposal of assets	27,752	25,813	44,385	19,288	14,411
Amortization of intangible assets	39,918	30,268	25,377	22,404	17,648
Acquisition-related expense (income)	5,557	363	(1,841)	1,987	3,269
Costs related to the Hart-Scott-Rodino review process	11,012	—	—	—	—
Interest expense, net	15,072	3,825	1,367	1,117	1,427
Income tax expense (benefit)	14,864	10,836	(3,846)	(6,333)	(210)
Litigation-related expense	—	—	2	4,915	661
Headquarters relocation costs	—	3,552	—	—	—
Stock-based expense	45,835	36,852	38,122	37,050	29,697
Adjusted EBITDA	$163,445	$127,210	$92,191	$70,589	$90,312

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data” and our audited Consolidated Financial Statements and accompanying notes included elsewhere in this filing. This discussion contains forward-looking statements, based on current expectations and related to our plans, estimates, beliefs, and anticipated future financial performance. These statements involve risks and uncertainties, and our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and elsewhere in this filing.
Overview
We are a leading global provider of software and data analytics to the real estate industry. Clients use our platform of solutions to improve operating performance and increase capital returns. By leveraging data as well as integrating and streamlining a wide range of complex processes and interactions among the rental real estate ecosystem, our platform helps our clients improve financial and operational performance and prudently place and harvest capital.
The substantial majority of our revenue is derived from sales of our on demand software solutions, representing 95.8%, 95.5%, and 96.3% of our total revenue during 2017, 2016, and 2015, respectively. We also derive revenue from our professional and other services, and a small percentage of our revenue is derived from sales of our on premise software solutions. Our on demand software solutions are sold pursuant to subscription license agreements, and our on premise software solutions are sold pursuant to term or perpetual licenses and associated maintenance agreements. We price our solutions based primarily on the number of units the client manages with our solutions. For our insurance-based solutions, we earn revenue based on a commission rate that considers earned premiums, agent commission, incurred losses, and profit retained by our underwriting partner. Our transaction-based solutions are priced based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States. Our revenue has increased from $568.1 million in 2016 to $671.0 million in 2017. The increase in revenue was driven by incremental revenue from our recent acquisitions and growth in the sales of our on demand software solutions.
We believe there is increasing demand for solutions that bring efficiency and precision to the rental real estate industry, which has historically lacked the tools available to many other investment classes. While the use of, and transition to, data analytics and on demand software solutions in the rental real estate industry is growing rapidly, we believe it remains at a relatively early stage of adoption. Additionally, there is a low level of penetration of our on demand software solutions in our existing client base. These factors present us with significant opportunities to generate revenue through sales of additional data analytics and on demand software solutions.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, and vacation rental markets. Since July 2002, we have completed over 40 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of December 31, 2017, we had approximately 5,400 employees.
Recent Developments
Credit Facility
In 2017, we executed several amendments to our 2014 Credit Facility which included, among other changes, the following modifications:

•	Extended the maturity date of the Credit Facility from September 30, 2019 to February 27, 2022 and amended the Term Loan’s payment schedule.

•
Modified our financial debt covenants which, among other things, increased the maximum Net Leverage Ratio, implemented a new financial covenant in the form of a maximum Senior Leverage Ratio, and added an additional pricing tier for interest rates. The new pricing tier applies if the Company’s Net Leverage Ratio equals or exceeds 4.00 to 1.00, resulting in a new Applicable Margin range of 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for Base Rate loans.

•
Replenished the Credit Facility’s Accordion Feature to $150.0 million, plus an amount that would not cause our Senior Leverage Ratio to exceed 3.25 to 1.00. The amount available to borrow under the Accordion Feature had previously been reduced through the issuance of the Term Loan in 2016.

•
Provided for an incremental $200.0 million Delayed Draw Term Loan, which was drawn in full in December 2017. The issuance of the Delayed Draw Term Loan reduced the amount available under the replenished Accordion Feature.

Refer to Note 7 of the accompanying Consolidated Financial Statements for applicable definitions, further discussion of these amendments, and other terms and conditions of the Credit Facility.
Convertible Notes
In May 2017, we raised approximately $304.2 million in net proceeds (after adjusting for debt issuance costs, including the underwriting discount, and the net cash used to purchase the Note Hedges and sell the Warrants, discussed below) upon completion of a private offering of convertible senior notes (“Convertible Notes”).
The Convertible Notes pay semi-annual interest at a rate of 1.50% per annum on the $345.0 million aggregate principal balance and mature in November 2022. On or after May 15, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes into shares of our common stock at their option. Prior to May 15, 2022, holders may, at their option, convert their Convertible Notes only subsequent to the occurrence of certain specified circumstances, as defined in the bond indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal balance of the Convertible Notes in cash and any conversion obligation in excess of the principal portion in shares of our common stock.
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
Refer to Note 7 of the accompanying Consolidated Financial Statements for further discussion of these transactions and their accounting implications.
Acquisition Activity
Lease Rent Options
In February 2017, we entered into an agreement with The Rainmaker Ventures, LLC (“Rainmaker”) to acquire substantially all of the assets and liabilities that comprised Rainmaker’s multifamily revenue optimization business (“Lease Rent Options” or “LRO”). LRO is a revenue management solution that empowers optimized pricing for multifamily housing communities. We completed the acquisition in December 2017. We acquired LRO for a purchase price of $299.9 million. The purchase price consisted of a cash payment of $298.0 million, a deferred cash obligation of up to $1.6 million, and the assumption of certain liabilities totaling $0.4 million.
This acquisition extended our revenue management footprint, augmented our repository of real-time lease transaction data, and increased our data science talent and capabilities. We also expect the acquisition of LRO to increase the market penetration of our YieldStar Revenue Management solution and drive revenue growth in our other asset optimization solutions.
PEX Software
In October 2017, we acquired all of the issued and outstanding shares of PEX Software Limited (“PEX”). PEX is a rental housing solution provider based in the United Kingdom which helps companies transform work practices and service delivery models, create and leverage competitive advantage, reduce costs, and scale businesses. The purchase price consisted of a cash payment of $5.1 million at closing, net of cash acquired of $0.1 million, and a deferred cash obligation of up to $1.0 million. The acquisition of PEX will help us to secure a leading market position in the private rental segment of the United Kingdom’s housing market and facilitate our expansion into the European Union and other international markets.
On-Site
In September 2017, we acquired certain discrete assets of On-Site Manager, Inc. (“On-Site Manager”), including its ownership interest in its majority-owned subsidiary, DepositIQ & RentersIQ Insurance Agency, LLC (“DIQ”) (collectively, “On-Site”). We also acquired the remaining minority interest in DIQ. On-Site is a leasing platform for property managers and renters that assimilates leads from any source and converts them into signed leases for both the multifamily and single family housing industries. We acquired On-Site, including the minority interest in DIQ, for an aggregate purchase price of $253.4 million. The purchase price consisted of a cash payment of $225.3 million, net of cash acquired of $1.7 million, and a deferred cash obligation of up to $29.6 million.
The integration of On-Site, which we intend to complete over time, will enhance many of our pre-existing leasing and marketing solutions. The acquisition of On-Site also increased the footprint of our screening services and added incremental data to our pool of lease transaction information. Additionally, we anticipate On-Site will improve the integration of our leasing solutions into other major property management systems.
American Utility Management
In June 2017, we acquired substantially all of the assets of American Utility Management (“AUM”), a provider of utility and energy management services for the multifamily housing industry. We acquired AUM for a purchase price of $69.4 million. The purchase price consisted of a cash payment of $64.8 million at closing, net of cash acquired of $0.1 million, and a deferred cash obligation of up to $5.1 million. The acquisition of AUM expanded the scale of our Resident Utility Management platform and provided energy consumption and cost data.
Axiometrics LLC
In January 2017, we acquired substantially all of the assets of Axiometrics LLC ("Axiometrics"), a leading provider of multifamily market data. Purchase consideration was comprised of a cash payment at closing of $66.1 million, a deferred cash obligation of up to $7.5 million, and contingent cash payments of up to $5.0 million. Payment of the contingent cash obligation is dependent upon the achievement of certain revenue targets during the twelve-month period ending December 31, 2018. The acquisition of Axiometrics enabled us to expand our data footprint, improve our data analytics offerings, and positioned us to exploit the transactional opportunity within multifamily rental housing assets.
Refer to Note 3 of the accompanying Consolidated Financial Statements for further discussion of these acquisitions.
Key Business Metrics
In addition to financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$670,963	$568,128	$468,520
On demand revenue	$642,622	$542,531	$450,962
On demand revenue as a percentage of total revenue	95.8%	95.5%	96.3%

Non-GAAP total revenue	$674,021	$567,179	$466,363
Non-GAAP on demand revenue	$645,680	$541,582	$448,805
Adjusted EBITDA	$163,445	$127,210	$92,191

Ending on demand units	13,003	10,989	10,568
Average on demand units	11,711	11,042	10,118
On demand annual client value	$751,183	$556,813	$468,796
On demand revenue per average on demand unit	$57.77	$50.67	$44.36
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
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Total revenue	$670,963	$568,128	$468,520
Acquisition-related and other deferred revenue adjustments	3,058	(949)	(2,157)
Non-GAAP total revenue	$674,021	$567,179	$466,363
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
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
On demand revenue	$642,622	$542,531	$450,962
Acquisition-related and other deferred revenue adjustments	3,058	(949)	(2,157)
Non-GAAP on demand revenue	$645,680	$541,582	$448,805
Adjusted EBITDA: We define Adjusted EBITDA as net income (loss), plus (1) acquisition-related and other deferred revenue adjustments, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of intangible assets, (4) acquisition-related expense (income), (5) costs arising from the Hart-Scott-Rodino review process for our acquisitions, (6) interest expense, net, (7) income tax expense (benefit), (8) litigation-related expense, (9) headquarters relocation costs, and (10) stock-based expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing our financial and operational performance, comparing this performance to our peers and competitors, and understanding our ability to generate income from ongoing business operations.

The following provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income (loss)	$377	$16,650	$(9,218)
Acquisition-related and other deferred revenue adjustments	3,058	(949)	(2,157)
Depreciation, asset impairment, and loss on disposal of assets	27,752	25,813	44,385
Amortization of intangible assets	39,918	30,268	25,377
Acquisition-related expense (income)	5,557	363	(1,841)
Costs related to the Hart-Scott-Rodino review process	11,012	—	—
Interest expense, net	15,072	3,825	1,367
Income tax expense (benefit)	14,864	10,836	(3,846)
Litigation-related expense	—	—	2
Headquarters relocation costs	—	3,552	—
Stock-based expense	45,835	36,852	38,122
Adjusted EBITDA	$163,445	$127,210	$92,191
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
Acquisition-related expense (income): These items consist of direct costs incurred in our business acquisition transactions and the impact of changes in the fair value of acquisition-related contingent consideration obligations. We believe exclusion of these items facilitates a more accurate comparison of the results of our ongoing operations across periods and eliminates volatility related to changes in the fair value of acquisition-related contingent consideration obligations.
Costs arising from Hart-Scott-Rodino review process: This item consists of direct costs incurred related to reviews by the United States Federal Trade Commission and Department of Justice of our 2017 acquisitions of LRO and On-Site under the Hart-Scott-Rodino Antitrust Improvements Act. We believe that these costs are not reflective of our ongoing operations or our normal acquisition activity. Exclusion of these costs facilitates a more accurate comparison of our results across periods.
Litigation-related expense: This item relates to our litigation with Yardi Systems, Inc., including related insurance litigation and settlement costs. This significant and non-recurring litigation and related ancillary matters were resolved in the second quarter of 2014. We believe that the costs incurred related to this litigation are not reflective of the Company’s ongoing operations.
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

On premise revenue: Our on premise software solutions are distributed to our clients and maintained locally on the client’s hardware. Revenue from our on premise software solutions is comprised of license fees under term and perpetual license agreements. Typically, we have licensed our on premise software solutions pursuant to term license agreements with an initial term of one year that include maintenance and support. Clients can renew their term license agreement for additional one-year terms at renewal price levels. We only market our acquired on premise solutions.
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
Interest Expense and Other, Net
Interest expense, net, consists primarily of interest income and interest expense. Interest income represents earnings from our cash and cash equivalents. Interest expense is associated with amounts borrowed under the Credit Facility, Convertible Notes, capital lease obligations, and certain acquisition-related liabilities, and includes expense from the amortization of related discounts and debt issuance costs. We participate in interest rate swap agreements, the purpose of which is to eliminate variability in interest rate payments on a portion of the Term Loan. For that portion, the swap agreements replace the Term Loan’s variable rate with a fixed rate.
Income Taxes
The Tax Reform Act included a reduction in the US corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 and a one-time transition tax on unremitted foreign earnings. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $27.3 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.

As a result of our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting, on January 1, 2017, we recorded a deferred tax asset of $43.8 million, net of a $0.3 million valuation allowance, with a corresponding increase to retained earnings. The deferred tax asset consisted of excess stock-based compensation deductions that arose but were not recognized in prior years. With the adoption of this ASU, we began to account for all excess tax benefits and deficits arising from current period stock transactions as part of our income tax provision effective January 1, 2017. During the year ended December 31, 2017, our tax provision was reduced by approximately $19.1 million as a result of excess stock compensation deductions from the vesting of restricted stock and the exercise of stock options during the year.
As of December 31, 2017, we had gross federal, state, and international net operating loss (“NOL”) carryforwards of approximately $172.5 million, $60.2 million, and $1.0 million, respectively. If not utilized, our federal NOL carryforwards will begin to expire in 2024, and our state NOL carryforwards will begin to expire in 2018. Federal NOLs that we have generated are not currently subject to the carryforward limitation in Section 382 of the Internal Revenue Code (“Section 382 limitation”); however, $30.4 million of NOLs generated by our subsidiaries prior to our acquisitions of them are subject to the Section 382 limitation. The limitation on these pre-acquisition NOL carryforwards will fully expire in 2035. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may also limit utilization of our federal net operating loss carryforwards. Total state NOLs expiring in the next five years total approximately $19.1 million.
See Note 11 Income Taxes in the accompanying Notes to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information on income taxes.
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
Stock-Based Expense
We recognize compensation expense related to awards of stock options and restricted stock granted to employees based on the estimated fair value of the awards on the date of grant.
The fair value of our time-based restricted stock awards is based on the closing price of our common stock on the NASDAQ Global Select Market on the date of grant. Compensation expense for these awards is recognized on a straight-line basis over the requisite service period.

The fair value of our market-based restricted stock awards is estimated using a discrete model based on multiple stock price-paths developed through the use of Monte Carlo simulation. Expense associated with market-based awards is recognized over the requisite service period using the graded-vesting attribution method. Changes to the assumptions underlying our valuation model may have a significant impact on the underlying value of the market-based restricted stock awards, which could have a material impact on our Consolidated Financial Statements.
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
The Tax Reform Act signed into law in the U.S. on December 22, 2017 contains significant changes to the U.S. federal income tax laws, the full consequences of which have not yet been determined. In preparing our income tax provision for 2017, we have made reasonable estimates of the effect, among other things, of the reduction in the U.S. federal income tax rate from 35% to 21% and of the effect of the deemed repatriation of foreign earnings on our tax provision for the year. Because of the complexity of the new law, the timing of its enactment, and the fact that portions of it may be subject to interpretation or clarifications yet to be set forth, we consider our accounting for the change in the new law to be provisional as of December 31, 2017. We will make any adjustments of this provisional accounting during 2018 as the uncertainties are resolved.
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
Consolidated Statements of Operations Data

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue:
On demand	$642,622	$542,531	$450,962
On premise	2,644	2,836	2,970
Professional and other	25,697	22,761	14,588
Total revenue	670,963	568,128	468,520
Cost of revenue (1)	273,447	242,301	198,613
Gross profit	397,516	325,827	269,907
Operating expenses:
Product development (1)	89,452	73,607	68,799
Sales and marketing (1)	165,079	135,213	123,108
General and administrative (1)	112,975	85,013	68,814
Impairment of identified intangible assets	—	750	20,801
Total operating expenses	367,506	294,583	281,522
Operating income (loss)	30,010	31,244	(11,615)
Interest expense and other, net	(14,769)	(3,758)	(1,449)
Income (loss) before income taxes	15,241	27,486	(13,064)
Income tax expense (benefit)	14,864	10,836	(3,846)
Net income (loss)	$377	$16,650	$(9,218)
(1) Includes stock-based expense as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenue	$3,842	$3,310	$4,046
Product development	8,423	7,071	8,585
Sales and marketing	14,592	11,364	12,996
General and administrative	18,978	15,107	12,495

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2017	2016	2015
	(as a percentage of total revenue)
Revenue:
On demand	95.8%	95.5%	96.3%
On premise	0.4	0.5	0.6
Professional and other	3.8	4.0	3.1
Total revenue	100.0	100.0	100.0
Cost of revenue	40.8	42.6	42.4
Gross profit	59.2	57.4	57.6
Operating expenses:
Product development	13.3	13.0	14.7
Sales and marketing	24.6	23.8	26.3
General and administrative	16.8	15.0	14.7
Impairment of identified intangible assets	—	0.1	4.4
Total operating expenses	54.7	51.9	60.1
Operating income (loss)	4.5	5.5	(2.5)
Interest expense and other, net	(2.2)	(0.7)	(0.3)
Income (loss) before income taxes	2.3	4.8	(2.8)
Income tax expense (benefit)	2.2	1.9	(0.8)
Net income (loss)	0.1%	2.9%	(2.0)%
Comparison of the years ended December 31, 2017 and 2016
Revenue

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands, except dollar per average on demand unit data)
Revenue:
On demand	$642,622	$542,531	$100,091	18.4%
On premise	2,644	2,836	(192)	(6.8)
Professional and other	25,697	22,761	2,936	12.9
Total revenue	$670,963	$568,128	$102,835	18.1

Non-GAAP on demand revenue	$645,680	$541,582	$104,098	19.2

Ending on demand units	13,003	10,989	2,014	18.3
Average on demand units	11,711	11,042	669	6.1
On demand annual client value	$751,183	$556,813	$194,370	34.9
On demand revenue per average on demand unit	$57.77	$50.67	$7.10	14.0%
On demand revenue: During the year ended December 31, 2017, on demand revenue increased $100.1 million, or 18.4%, as compared to the same period in 2016. This increase was driven by incremental revenue from our 2017 acquisitions and growth across our platform of solutions, most significantly in resident services. Revenue per average on demand unit increased from $50.67 to $57.77 during the year ended December 31, 2017, despite the dilutive effect of our year-over-year growth in on demand units.
On demand revenue associated with our property management solutions grew $13.3 million, or 8.7%, during the twelve months ended December 31, 2017, as compared to the same period in 2016. This increase was primarily driven by strong performance in our spend management solutions, as well as adoption of our OneSite property management and accounting solutions.
On demand revenue from our resident services solutions continued to experience significant growth, increasing by $52.8 million, or 24.2%, year-over-year. This growth was principally driven by our payments solutions and our resident utility management solutions, which benefited from incremental revenue from our acquisition of AUM. The performance of our renter’s insurance products also contributed to this growth, despite the adverse impact of Hurricanes Harvey and Irma during the third quarter of 2017.
On demand revenue from our leasing and marketing solutions increased $7.0 million, or 6.1%, during the year ended December 31, 2017, as compared to the same period in 2016. This increase was largely attributable to incremental revenue from our acquisition of On-Site in the third quarter of 2017. The increase was partially offset by lower revenues as a result of the sale of our senior living referral services in the fourth quarter of 2016 and from our contact center, which continues to be adversely effected by unfavorable macro-economic conditions and increased competition.
On demand revenue from our asset optimization solutions increased year-over-year by $27.0 million, or 49.0%, primarily driven by incremental revenue from our 2017 acquisition of Axiometrics and, to a lesser extent, our acquisition of LRO. On demand revenue also benefited from year-over-year growth across our asset optimization platform, evidencing market acceptance of data-driven solutions.
Professional and other revenue: Professional and other services revenue increased by $2.9 million during the year ended December 31, 2017, primarily driven by our acquisition of AUM in the second quarter of 2017 as well as growth from our asset optimization solutions, including our portfolio asset management solution. This growth was partially offset by lower implementation and consulting revenue during the year ended December 31, 2017, as compared to the same period in 2016.
On demand unit metrics: As of December 31, 2017, one or more of our on demand solutions was utilized in the management of approximately 13.0 million rental property units. On demand units increased year-over-year by 2.0 million units, or 18.3%. This growth is attributable to our 2017 acquisitions, new client sales, and marketing efforts to existing clients.
Cost of Revenue

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Cost of revenue	$242,503	$210,825	$31,678	15.0%
Stock-based expense	3,842	3,310	532	16.1
Depreciation and amortization expense	27,102	28,166	(1,064)	(3.8)
Total cost of revenue	$273,447	$242,301	$31,146	12.9%
Cost of revenue: During the year ended December 31, 2017, cost of revenue, excluding stock-based expense and depreciation and amortization expense, increased $31.7 million, as compared to the same period in 2016. Personnel expense was the primary driver of this increase, growing year-over-year by $17.6 million. This growth was largely attributable to employees from our 2017 acquisitions and investments to support our growth. Higher transaction volume from our payments solutions and incremental costs from our recent acquisitions drove an increase in direct costs of $13.1 million during the year ended December 31, 2017.
Our gross margin increased during the year ended December 31, 2017, as compared to the prior year, moving from 57.4% to 59.2%. This increase was driven by greater scale across our multifamily business and improving efficiencies in certain lower margin products. In addition, our recent acquisitions in the asset optimization product category have contributed to margin expansion due to margin profiles that are more heavily weighted to pure software rather than software-enabled services.
Operating Expenses

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Product development expense	$74,421	$60,800	$13,621	22.4%
Stock-based expense	8,423	7,071	1,352	19.1
Depreciation expense	6,608	5,736	872	15.2
Total product development expense	$89,452	$73,607	$15,845	21.5%
Product development: Product development expense, excluding stock-based expense and depreciation expense, increased year-over-year by $13.6 million. Incremental costs from our recent acquisitions resulted in a year-over-year increase of $6.9 million in product development expense. Additionally, our innovation investments drove a combined increase of $5.5 million in personnel expense and professional fees in 2017.
Product development expense as a percentage of total revenue in 2017 was relatively consistent with 2016, at 13.3% and 13.0%, respectively.

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Sales and marketing expense	$123,394	$107,942	$15,452	14.3%
Stock-based expense	14,592	11,364	3,228	28.4
Depreciation and amortization expense	27,093	15,907	11,186	70.3
Total sales and marketing expense	$165,079	$135,213	$29,866	22.1%
Sales and marketing: Sales and marketing expense for the year ended December 31, 2017, excluding stock-based expense and depreciation and amortization expense, increased $15.5 million, as compared to the same period in 2016. Personnel expense increased $11.1 million year-over-year, reflecting incremental headcount from our 2017 acquisitions and investment in our sales force to drive future growth. Investments to accelerate demand across our portfolio of solutions drove a year-over-year increase in marketing program costs of $2.9 million. These combined investments resulted in improved sales force productivity and strong new sales bookings.
Sales and marketing expense as a percentage of total revenue increased from 23.8% for the year ended December 31, 2016, to 24.6% for the year ended December 31, 2017. This increase was chiefly attributable to higher amortization expense, primarily related to our 2017 acquisitions. Excluding the impact of this incremental amortization expense, sales and marketing expense was 22.9% of total revenue in 2017, reflecting increased efficiency and productivity in our sales operations.

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
General and administrative expense	$87,654	$64,881	$22,773	35.1%
Stock-based expense	18,978	15,107	3,871	25.6
Depreciation expense	6,343	5,025	1,318	26.2
Total general and administrative expense	$112,975	$85,013	$27,962	32.9%
General and administrative: General and administrative expense, excluding stock-based expense and depreciation expense, increased year-over-year by $22.8 million. Professional fees increased year-over-year by $18.9 million, driven by costs related to the Hart-Scott-Rodino review process for our acquisitions of LRO and On-Site, and higher levels of other legal activity. Personnel expense increased $3.2 million between the two periods, primarily reflecting additional headcount from our 2017 acquisitions. The increase in general and administrative expense was partially offset by costs incurred in 2016 related to the relocation of our corporate headquarters and data center which were not incurred in 2017, and a year-over-year decrease of $1.5 million related to sales tax matters.
General and administrative expense as a percentage of total revenue increased from 15.0% to 16.8% during the year ended December 31, 2017, as compared to the same period in 2016. This increase was largely driven by acquisition-related professional fees, as described above. Excluding the costs related to the Hart-Scott-Rodino review process incurred in connection with our acquisitions of LRO and On-Site, general and administrative expense was relatively flat between the periods, at 15.0% in 2016 and 15.2% in 2017.
Impairment of Identified Intangible Assets: In the fourth quarter of 2016, we sold certain assets associated with our senior living referral services with a net carrying value of $3.7 million. Based on the status of the sale negotiations at the end of the third quarter, we determined there was a possibility that certain of the assets could be impaired and performed an impairment analysis. As a result of that analysis we recorded an impairment of the associated trade names at September 30, 2016, in the amount of $0.8 million, the amount by which the carrying value of the trade names exceeded their estimated fair value on the date of analysis.

Stock-based Expense

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Stock-based expense	$45,835	$36,852	$8,983	24.4%
Stock-based expense for the year ended December 31, 2017, increased $9.0 million as compared to 2016. This increase is principally attributable to incremental expense from awards granted subsequent to the first quarter of 2016. Stock based expense as a percent of total revenue was 6.8% and 6.5% for the years ended December 31, 2017 and 2016, respectively.
Depreciation and Amortization Expense

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Depreciation expense	$27,228	$24,566	$2,662	10.8%
Amortization expense	39,918	30,268	9,650	31.9
Total depreciation and amortization expense	$67,146	$54,834	$12,312	22.5%
Depreciation and amortization expense increased $12.3 million year-over-year from 2016 to 2017. The increase in depreciation expense was primarily driven by capital expenditures related to our corporate headquarters and data center. Finite-lived intangible assets acquired in our recent acquisitions drove a year-over-year increase in amortization expense of $9.7 million.
Interest Expense and Other, Net

	As of December 31,
	2017	2016
	(in thousands)
Interest income	$940	$1
Interest expense	(16,012)	(3,826)
Other income	303	67
	$(14,769)	$(3,758)
Interest expense and other for the year ended December 31, 2017, increased $11.0 million as compared to the same period in 2016. Higher interest and amortization expense, driven by our issuance of the Convertible Notes in May 2017 and borrowings under our Credit Facility in the fourth quarter of 2017, were the largest contributors to this increase.
Provision for Income Taxes
On December 22, 2017, the Tax Reform Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate reduction from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $27.3 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $25.1 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $2.2 million based on cumulative foreign earnings of $17.7 million.
For the year ended December 31, 2017, we recognized a consolidated tax expense of $14.9 million on income before income taxes of $15.2 million, resulting in an effective tax rate of 97.5%. We recognized a domestic income tax expense of $14.3 million, with an effective tax rate of 115.4%. This primarily resulted from (1) the recognition of tax expense of $27.3 million as a result of the Tax Reform Act as described above and (2) a decrease in tax expense of approximately $19.1 million, resulting from excess stock compensation deductions recognized in connection with the vesting of certain restricted stock grants and the exercise of certain stock options in 2017. Prior to our adoption of ASC 2016-09 effective January 1, 2017, the benefit of such stock compensation deductions when realized was recognized in additional paid in capital rather than as a benefit or charge to the tax provision. We incurred foreign income tax expense of $0.5 million with an effective rate of 18.9%. Our foreign effective tax rate is lower than foreign statutory rates primarily because a significant portion of our foreign operations in India and the Philippines occur in tax advantaged economic zones or are subject to statutory tax holidays.
Comparison of the years ended December 31, 2016 and 2015
Revenue

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands, except dollar per average on demand unit data)
Revenue:
On demand	$542,531	$450,962	$91,569	20.3%
On premise	2,836	2,970	(134)	(4.5)
Professional and other	22,761	14,588	8,173	56.0
Total revenue	$568,128	$468,520	$99,608	21.3
On demand unit metrics:
Ending on demand units	10,989	10,568	421	4.0
Average on demand units	11,042	10,118	924	9.1
Non-GAAP on demand revenue	$541,582	$448,805	$92,777	20.7
On demand revenue per average on demand unit	$50.67	$44.36	$6.31	14.2
On demand annual client value	$556,813	$468,796	$88,017	18.8%
On demand revenue: Although on demand revenue decreased as a percentage of total revenue, from 96.3% in 2015 to 95.5% in 2016, in absolute dollars it increased year-over-year by $91.6 million, or 20.3%. This increase was driven by incremental revenue from our acquisition activity, greater client adoption across our platform of solutions, and growth in the number of rental units managed with one or more of our solutions. Continued client adoption across our platforms contributed to an increase in our on demand revenue per average on demand unit from $44.36 to $50.67, or 14.2%, during the twelve months ended December 31, 2016, as compared to the same period in 2015.
On demand revenue associated with our property management solutions grew $15.7 million, or 11.4%, during the twelve months ended December 31, 2016, as compared to the same period in 2015. This increase was driven by the growth of our OneSite and spend management solutions and benefited from incremental revenue from our acquisition activity.
On demand revenue was most impacted by strong growth within our resident services solutions, which grew $72.0 million, or 49.2%, year-over-year. This growth is attributable to incremental revenues from our acquisition activity and the continued growth of our other resident services solutions, most notably payments and renter's insurance.
Leasing and marketing solutions' on demand revenue decreased $4.4 million, or 3.6%, during the twelve months ended December 31, 2016, as compared to the same period in 2015. Despite growth in our online leasing and screening solutions, leasing and marketing decreased due to lower revenues from our contact center and senior leasing solutions. These decreases reflect the sale of certain assets associated with our senior living referral services in the fourth quarter of 2016 and the effect of continued unfavorable macro-economic conditions and increased competition.
On demand revenue from our asset optimization solutions increased year-over-year by $8.3 million, or 17.8%. This increase is primarily attributable to the growth of our Business Intelligence solution, revenues from which increased 37.7% from 2015 to 2016, and the continued growth of our YieldStar solution.
Professional and other revenue: Professional and other services revenue increased $8.2 million for the year ended December 31, 2016, as compared to the same period in 2015. This increase is primarily attributable to incremental revenue from our acquisition activity and service offerings which were new in 2016, such as portfolio management and learning solutions.
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
Cost of revenue: During the year ended December 31, 2016, cost of revenue, excluding stock-based expense and depreciation and amortization expense, increased $40.3 million, as compared to the same period in 2015. A year-over-year increase in direct costs of $20.0 million was primarily attributable to incremental costs from our acquisition activity and higher transaction volumes from our Payments solution. Personnel costs and consulting fees increased during 2016 by $11.7 million and $2.4 million, respectively, largely driven by incremental costs from our acquisition activity. Additionally, investment in our infrastructure and the relocation of our corporate headquarters and data center drove a year-over-year increase of $5.8 million in information technology and facilities expense. Changes in stock-based expense and depreciation and amortization expense are separately addressed below.
Cost of revenue as a percentage of total revenue was 42.6% and 42.4% during the years ended December 31, 2016 and 2015, respectively. The cost of revenue from our NWP acquisition served to increase this percentage because of NWP’s higher mix of sub-meter installation revenue and services that carry a higher direct labor cost. Excluding the effect of these factors, cost of revenue as a percentage of total revenue decreased between the periods due to the growth of our higher margin products, such as payments and renter's insurance, partially offset by higher depreciation expense.
Operating Expenses

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands)
Product development expense	$60,800	$54,935	$5,865	10.7%
Stock-based expense	7,071	8,585	(1,514)	(17.6)
Depreciation expense	5,736	5,279	457	8.7
Total product development expense	$73,607	$68,799	$4,808	7.0%
Product development: Product development expense, excluding stock-based expense and depreciation expense, increased $5.9 million during the year ended December 31, 2016, as compared to the same period in 2015. Personnel expense during the period increased $6.5 million, driven by additional headcount to support the development of our next generation infrastructure, new functionality, and incremental expense from our acquisition activity. A year-over-year increase in facilities expense of $1.3 million was primarily driven by the relocation of our corporate headquarters and data center and, to a lesser extent, incremental cost from our acquisition activity.
These increases were partially offset by a decrease in professional fees between the periods of $1.2 million, primarily attributable to the completion of 2015 projects related to our leasing and marketing solutions. Additionally, a loss of $1.4 million on the disposal of assets related to in-process software development projects was recognized in 2015.
Product development as a percentage of total revenue decreased from 14.7% for the year ended December 31, 2015, to 13.0% for the same period in 2016. Improvement in this ratio was attributable to incremental revenue from acquired solutions introduced in 2016, the completion of projects related to our leasing and marketing solutions, and focused cost containment strategies.

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands)
Sales and marketing expense	$107,942	$96,778	$11,164	11.5%
Stock-based expense	11,364	12,996	(1,632)	(12.6)
Depreciation and amortization expense	15,907	13,334	2,573	19.3
Total sales and marketing expense	$135,213	$123,108	$12,105	9.8%
Sales and marketing: Sales and marketing expense, excluding stock-based expense and depreciation and amortization expense, for the year ended December 31, 2016, increased $11.2 million, as compared to the same period in 2015. Personnel expense increased $5.8 million year-over-year, primarily due to incremental headcount from our acquisition activity, and investments to enhance sales productivity and expand our client engagement function. Marketing program costs increased $3.6 million during 2016, reflecting investments to accelerate client demand across our portfolio of solutions. Investment in our sales support technology infrastructure led to a year-over-year increase in information technology expense of $1.3 million, and the relocation of our corporate headquarters and data center drove an increase in facilities expense of $0.9 million.
Sales and marketing expense as a percentage of total revenue decreased from 26.3% for the year ended December 31, 2015, to 23.8% for 2016. This reduction was attributable to benefits from our cost containment strategy, leverage gained from our focus on sales productivity, and lower consulting expense. Lower stock-based expense during 2016 also contributed to the decrease. These reductions were partially offset by higher depreciation and amortization expense related to our acquisition activity.

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands)
General and administrative expense	$64,881	$53,056	$11,825	22.3%
Stock-based expense	15,107	12,495	2,612	20.9
Depreciation expense	5,025	3,263	1,762	54.0
Total general and administrative expense	$85,013	$68,814	$16,199	23.5%
General and administrative: General and administrative expense, excluding stock-based expense and depreciation expense, increased $11.8 million during the year ended December 31, 2016, as compared to the same period in 2015. Personnel expense increased $6.2 million between the periods, primarily driven by incremental headcount from our acquisition activity and investments to support our continued growth. The relocation of our corporate headquarters and data center during 2016 drove an increase in facilities expense of $1.0 million. An increase in sales tax obligations of $2.3 million and changes in the fair value of our acquisition-related obligations of $2.8 million also contributed to higher general and administrative expense. These increases were partially offset by a decrease in professional expense of $1.7 million due to higher legal fees in 2015.
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
As noted in the previous section, we recognized an impairment of $0.8 million in the third quarter of 2016 in connection with the sale of certain assets associated with our senior living referral services.

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
Depreciation and amortization expense increased $8.9 million year-over-year from 2015 to 2016. The increase in depreciation expense during these periods was primarily due to incremental depreciation expense from our acquisition activity and expense arising from the relocation of our corporate headquarters and data center. Amortization expense increased during these periods primarily due to the addition of finite-lived intangible assets in connection with our acquisition activity.
Interest Expense and Other, Net

	As of December 31,
	2016	2015
	(in thousands)
Interest income	$1	$—
Interest expense	(3,826)	(1,367)
Other income (expense)	67	(82)
	$(3,758)	$(1,449)
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

Quarterly Results of Operations
The following table presents our unaudited consolidated quarterly results of operations for the eight fiscal quarters ended December 31, 2017. This information is derived from our unaudited condensed consolidated financial statements, and includes all adjustments that we consider necessary for the fair statement of our financial position and operating results for the quarters presented. Operating results for individual periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our Consolidated Financial Statements and the related notes to these financial statements included elsewhere in this filing.

	Three Months Ended,
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except per share amounts)
Revenue:
On demand	$180,104	$161,578	$154,727	$146,213	$141,627	$140,883	$136,610	$123,411
On premise	662	648	659	675	695	682	687	772
Professional and other	6,914	6,832	5,920	6,031	6,749	6,390	5,422	4,200
Total revenue	187,680	169,058	161,306	152,919	149,071	147,955	142,719	128,383
Cost of revenue	73,513	69,348	67,544	63,042	61,364	64,111	62,078	54,748
Gross profit	114,167	99,710	93,762	89,877	87,707	83,844	80,641	73,635
Operating expenses:
Product development	25,890	21,885	21,290	20,387	18,714	18,743	18,878	17,272
Sales and marketing	48,114	42,583	39,235	35,147	34,025	33,860	35,129	32,199
General and administrative	30,350	31,004	27,370	24,251	23,058	21,677	21,932	18,346
Impairment of identified intangible assets	—	—	—	—	—	750	—	—
Total operating expenses	104,354	95,472	87,895	79,785	75,797	75,030	75,939	67,817
Operating income	9,813	4,238	5,867	10,092	11,910	8,814	4,702	5,818
Interest expense and other, net	(6,220)	(4,677)	(2,786)	(1,086)	(912)	(1,064)	(1,074)	(708)
Income (loss) before income taxes	3,593	(439)	3,081	9,006	10,998	7,750	3,628	5,110
Income tax expense (benefit)	24,458	(7,273)	(3,132)	811	3,637	3,540	1,545	2,114
Net (loss) income	$(20,865)	$6,834	$6,213	$8,195	$7,361	$4,210	$2,083	$2,996
Net (loss) income per share attributable to common stockholders
Basic	$(0.26)	$0.09	$0.08	$0.10	$0.09	$0.05	$0.03	$0.04
Diluted	$(0.26)	$0.08	$0.08	$0.10	$0.09	$0.05	$0.03	$0.04

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended,
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(as a percentage of total revenue)
Revenue:
On demand	96.0%	95.6%	95.9%	95.6%	95.0%	95.2%	95.7%	96.1%
On premise	0.4	0.4	0.4	0.5	0.5	0.5	0.5	0.6
Professional and other	3.6	4.0	3.7	3.9	4.5	4.3	3.8	3.3
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue	39.2	41.0	41.9	41.2	41.2	43.3	43.5	42.6
Gross profit	60.8	59.0	58.1	58.8	58.8	56.7	56.5	57.4
Operating expenses:
Product development	13.8	12.9	13.2	13.3	12.6	12.7	13.2	13.5
Sales and marketing	25.6	25.2	24.3	23.0	22.8	22.9	24.6	25.1
General and administrative	16.2	18.3	17.0	15.9	15.4	14.7	15.4	14.3
Impairment of identified intangible assets	—	—	—	—	—	0.5	—	—
Total operating expenses	55.6	56.4	54.5	52.2	50.8	50.8	53.2	52.9
Operating income	5.2	2.6	3.6	6.6	8.0	5.9	3.3	4.5
Interest expense and other, net	(3.3)	(2.9)	(1.7)	(0.7)	(0.6)	(0.7)	(0.8)	(0.6)
Income (loss) before income taxes	1.9	(0.3)	1.9	5.9	7.4	5.2	2.5	3.9
Income tax expense (benefit)	13.0	(4.3)	(1.9)	0.5	2.4	2.4	1.1	1.6
Net (loss) income	(11.1)%	4.0%	3.8%	5.4%	5.0%	2.8%	1.4%	2.3%
Reconciliation of Quarterly Non-GAAP Financial Measures
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the eight fiscal quarters ended December 31, 2017:

	Three Months Ended,
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands)
Net (loss) income	$(20,865)	$6,834	$6,213	$8,195	$7,361	$4,210	$2,083	$2,996
Acquisition-related and other deferred revenue adjustments	710	698	945	705	(187)	(161)	(258)	(343)
Depreciation, asset impairment, and loss on disposal of assets	6,817	7,331	6,929	6,675	6,635	7,119	6,563	5,496
Amortization of intangible assets	14,567	9,335	8,227	7,789	7,573	7,847	7,737	7,111
Acquisition-related expense (income)	2,508	485	1,354	1,210	695	(266)	(9)	(57)
Costs related to the Hart-Scott-Rodino review process	2,310	5,993	2,228	481	—	—	—	—
Interest expense and other, net	6,335	4,813	2,804	1,120	937	1,079	1,090	719
Income tax expense (benefit)	24,458	(7,273)	(3,132)	811	3,637	3,540	1,545	2,114
Headquarters relocation costs	—	—	—	—	—	1,353	1,174	1,025
Stock-based expense	10,103	11,764	13,876	10,092	9,469	8,255	10,737	8,391
Adjusted EBITDA	$46,943	$39,980	$39,444	$37,078	$36,120	$32,976	$30,662	$27,452
Liquidity and Capital Resources
Our primary sources of liquidity as of December 31, 2017, consisted of $69.3 million of cash and cash equivalents, $150.0 million available under our Revolving Facility, defined below, amounts available under the Credit Facility’s Accordion Feature, defined below, (reduced by the Delayed Draw Term Loan, defined below), and $23.0 million of working capital (excluding $69.3 million of cash and cash equivalents and $116.6 million of deferred revenue).

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, and to service our debt obligations. We expect that working capital requirements, capital expenditures, acquisitions, and debt service will continue to be our principal needs for liquidity over the near term. We made capital expenditures of $49.8 million during the year ended December 31, 2017. Due to anticipated expenditures related to our international growth, our recent acquisitions, investments related to those acquisitions, and data content and analytics investments, we expect capital expenditures to be between 6% and 7% of total revenue during the year ending December 31, 2018. We expect our capital expenditure rate to decrease to 5% of total revenue over the next few years. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2021. We expect to fund these obligations from cash provided by operating activities or funds available under our Credit Facility.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents), and our cash flows from operations are sufficient to fund our operations, working capital requirements, and planned capital expenditures; and to service our debt obligations for at least the next twelve months. Our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions, and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications, or technologies in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.
The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$137,327	$136,216	$96,012
Net cash used in investing activities	(709,274)	(145,141)	(78,361)
Net cash provided by (used in) financing activities	536,349	82,943	(13,339)
Changes in Cash and Cash Equivalents during the year ended December 31, 2017:
Net Cash Provided by Operating Activities
During 2017, net cash provided by operating activities consisted of net income of $0.4 million and net non-cash adjustments to net income of $135.3 million. Non-cash adjustments to net income primarily consisted of depreciation and amortization expense of $67.1 million, stock-based expense of $45.8 million, income tax-related items of $13.8 million, and amortization of debt discount and issuance costs of $7.3 million.
Net changes in working capital contributed $1.7 million to operating cash flows during the year ended December 31, 2017. Cash flows from working capital in 2016 benefited from the receipt of payments of $19.0 million from the tenant improvement allowance related to our new corporate headquarters. Amounts due under this allowance were all received in 2016. Changes in working capital during 2017 included net cash inflows from deferred revenue of $17.1 million, and accounts payable and accrued liabilities of $3.7 million. These items were partially offset by net cash outflows related to accounts receivable of $18.7 million, which is reflective of our revenue growth during the year ended December 31, 2017.
Net Cash Used in Investing Activities
In 2017, our investing activities resulted in a net cash outflow of $709.3 million. The completion of our 2017 acquisitions was the primary driver of our investing activities during the year. We used $225.3 million to acquire On-Site, $298.0 million to acquire LRO, and $136.0 million in our acquisitions of Axiometrics, AUM, and PEX. We also used $49.8 million for capital expenditures during the period, which primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Provided by Financing Activities
The net cash provided by our financing activities primarily consisted of proceeds from the issuance of the Convertible Notes of $304.2 million, net of the purchase of the Note Hedges, proceeds from the issuance of the Warrants, and related issuance costs. The net cash inflow was also a result of the receipt of proceeds, net of payments, of $195.8 million and $50.0 million from our Term Loans and Revolving Facility, respectively. These items were partially offset by payments of acquisition-related consideration of $8.5 million.

Changes in Cash and Cash Equivalents during the year ended December 31, 2016:
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
Changes in Cash and Cash Equivalents during the year ended December 31, 2015:
Net Cash Provided by Operating Activities
In 2015, we generated $96.0 million of net cash from operating activities, representing an increase compared to 2014 of $26.0 million. Our net cash from operating activities consisted of a net loss of $9.2 million, net adjustments to the net loss of $99.0 million, and cash inflows from working capital of $6.2 million.
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
The net inflow from changes in working capital during 2015 was primarily the result of an increase in deferred revenue of $10.8 million and a net increase in accounts payable and accrued liabilities of $3.1 million, largely related to an increase in variable compensation. These changes were partially offset by a decrease in net cash flows related to accounts receivable of $8.7 million.
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
Net Cash Used in Financing Activities
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
Contractual Obligations, Commitments, and Contingencies
The following table summarizes, as of December 31, 2017, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Convertible Notes (1)	$370,228	$5,175	$10,350	$354,703	$—
Term Loans (2)	360,887	24,047	65,249	271,591	—
Revolving Facility (3)	57,699	1,690	3,777	52,232	—
Operating lease obligations	107,122	15,344	25,401	20,256	46,121
Acquisition-related liabilities (4)	51,788	37,621	13,167	1,000	—
	$947,724	$83,877	$117,944	$699,782	$46,121

(1)
Represents the aggregate principal amount of $345.0 million and anticipated coupon interest payments related to our Convertible Notes and excludes the unamortized discount and debt issuance costs reflected in our Consolidated Balance Sheets.

(2)
Represents the contractually required principal payments for our Term Loan and Delayed Draw Term Loan and excludes unamortized debt issuance costs reflected in our Consolidated Balance Sheets. These amounts also include the future interest obligations of our Term Loans, which were estimated using a LIBOR forward rate curve and include the related effects of our interest rate swap agreements.

(3)
Represents the $50.0 million of principal amount outstanding and excludes unamortized debt issuance costs reflected in our Consolidated Balance Sheets. These amounts also include the anticipated interest obligations of our Revolving Facility, which were estimated using a LIBOR forward rate curve.

(4)
Represents undiscounted amounts payable for our deferred cash obligations, excluding potential reductions related to the seller’s indemnification obligations, and the estimated fair value for our contingent consideration obligations.

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
Delayed Draw Term Loan
The Credit Facility provides for an incremental $200.0 million delayed draw term loan (“Delayed Draw Term Loan”) that was available to be drawn until December 31, 2017. The Delayed Draw Term Loan was drawn for the $200.0 million of funds available on December 5, 2017. Subsequent to disbursal of the Delayed Draw Term Loan funds, we began making quarterly principal payments of $1.3 million on December 31, 2017. The quarterly principal payments increase to $2.5 million beginning on June 30, 2018, and to $5.0 million beginning on June 30, 2020. We may prepay the Delayed Draw Term Loan in whole or in part at any time, without premium or penalty. Any remaining principal and accrued but unpaid interest under the Delayed Draw Term Loan is due on the Credit Facility’s maturity date.

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
Certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Credit Facility, and the obligations under the Credit Facility are secured by substantially all of our assets and the assets of the subsidiary guarantors. The Credit Facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; create liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness or make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Our covenants also include a requirement that we comply with certain financial ratios, as described below.
Consolidated Net Leverage Ratio: The Consolidated Net Leverage Ratio (“Net Leverage Ratio”) is the ratio of consolidated funded indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, as defined in the Credit Facility, and generally may not exceed 4.00 to 1.00. Under the terms of the Credit Facility, the Net Leverage Ratio was automatically increased to 5.00 to 1.00 upon our acquisition of On-Site in September 2017. The Net Leverage Ratio stayed at this level through December 31, 2017, and it will be incrementally stepped down until it returns to 4.00 to 1.00 on September 30, 2019. This automatic increase may not occur again during the term of the Credit Facility.
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
Consolidated Senior Secured Net Leverage Ratio: The Consolidated Senior Secured Net Leverage Ratio (“Senior Leverage Ratio”) is the ratio of consolidated senior secured indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the four previous consecutive fiscal quarters’ consolidated EBITDA and may not be greater than 3.50 to 1.00. At our option, this ratio may be increased to 3.75 to 1.00 for a period of one year following the completion of an acquisition having aggregate consideration greater than $50.0 million. This option may not be exercised more than one time during any consecutive eight quarter period. At December 31, 2017, we had not exercised our option to increase the permissible Senior Leverage Ratio.
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
Convertible Notes
In May 2017, we completed a private offering of Convertible Notes with an aggregate principal amount of $345.0 million. The net proceeds from this offering were $304.2 million, after adjusting for debt issue costs, including the underwriting discount and the net cash used to purchase the Note Hedges and sell the Warrants. The Convertible Notes accrue interest at an annual rate of 1.50%, which is payable semi-annually on May 15 and November 15 of each year beginning in November 2017. The Convertible Notes mature on November 15, 2022, and may not be redeemed by us prior to their maturity. The Convertible

Notes were issued under an indenture dated May 23, 2017 (“Indenture”), by and between us and Wells Fargo Bank, N.A., as Trustee.
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
Refer to Note 7 of the accompanying Condensed Consolidated Financial Statements for a complete discussion of these transactions and their accounting implications.
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
Repurchase activity during the years ended December 31, 2016 and 2015 is detailed in the table below. No shares were acquired under the repurchase program during the year ended December 31, 2017.

	Year Ended December 31,
	2016	2015
Number of shares repurchased	1,012,823	1,798,199
Weighted-average cost per share	$20.98	$19.51
Total cost of shares repurchased, in thousands	$21,244	$35,083
Other Contractual Obligations
In addition to the contractual obligations discussed above, certain of our business acquisitions include provisions for the payment of deferred and contingent cash obligations. Deferred cash obligations are generally subject to adjustments specified in the underlying acquisition agreement related to the seller’s indemnification obligations, and payment of contingent cash obligations is dependent upon the acquired business achieving agreed-upon operational or financial targets in the post-acquisition period. We had deferred cash obligations, net of unamortized discounts and sellers’ indemnification obligations, of $47.0 million and $14.0 million and contingent cash obligations of $0.4 million and $0.5 million at December 31, 2017 and 2016, respectively. Deferred and contingent cash obligations related to our acquisitions have payment dates extending through 2021.
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
We had cash and cash equivalents of $69.3 million and $104.9 million at December 31, 2017 and 2016, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $120.4 million and $198.8 million outstanding under our Term Loan and Delayed Draw Term Loan, respectively, at December 31, 2017. The Term Loan and Delayed Draw Term Loan are reflected net of unamortized debt issuance costs of $0.4 million and $1.3 million, respectively, in the accompanying Consolidated Balance Sheets. At December 31, 2017, we had a $50.0 million balance outstanding under our Revolving Facility, and we had no outstanding balance as of December 31, 2016. At our option, amounts borrowed under the Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.25%, or the Base Rate, plus a margin ranging from 0.25% to 1.25%. The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable variable interest rates changed by 50 basis points, our interest expense for the year ended December 31, 2017, as reported in the accompanying Consolidated Statements of Operations, would change by approximately $0.3 million.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of RealPage, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RealPage, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index under Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.
Dallas, Texas
February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of RealPage, Inc.

Opinion on Internal Control over Financial Reporting
We have audited RealPage, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RealPage, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Axiometrics LLC (Axiometrics), American Utility Management (AUM), On-Site Manager, Inc. (On-Site), and Lease Rent Options (LRO), which are included in the 2017 consolidated financial statements of the Company. Axiometrics constituted approximately 5% and 2% of total assets and total revenues, respectively, as of December 31, 2017. AUM constituted approximately 5% and 3% of total assets and total revenues, respectively, as of December 31, 2017. On-Site constituted approximately 17% and 2% of total assets and total revenues, respectively, as of December 31, 2017. LRO represented 20% and less than 1% of total assets and total revenues, respectively, as of December 31, 2017. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Axiometrics, AUM, On-Site, and LRO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index under Item 15(c) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Dallas, Texas
February 28, 2018

RealPage, Inc.
Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$69,343	$104,886
Restricted cash	96,002	83,654
Accounts receivable, less allowance for doubtful accounts of $3,951 and $2,468 at December 31, 2017 and 2016, respectively	124,505	92,367
Prepaid expenses	12,107	10,836
Other current assets	6,622	5,712
Total current assets	308,579	297,455
Property, equipment, and software, net	148,428	130,428
Goodwill	751,052	259,938
Identified intangible assets, net	252,337	74,976
Deferred tax assets, net	44,887	15,665
Other assets	11,010	9,636
Total assets	$1,516,293	$788,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,733	$21,421
Accrued expenses and other current liabilities	79,379	50,464
Current portion of deferred revenue	116,622	89,583
Current portion of term loans	14,116	5,469
Customer deposits held in restricted accounts	96,057	83,590
Total current liabilities	332,907	250,527
Deferred revenue	5,538	6,308
Revolving facility	50,000	—
Term loans, net	303,261	116,657
Convertible notes, net	281,199	—
Other long-term liabilities	41,513	29,843
Total liabilities	1,014,418	403,335
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 87,153,085 and 86,062,191 shares issued and 83,180,401 and 81,087,353 shares outstanding at December 31, 2017 and 2016, respectively	87	86
Additional paid-in capital	637,851	534,348
Treasury stock, at cost: 3,972,684 and 4,974,838 shares at December 31, 2017 and 2016, respectively	(61,260)	(30,358)
Accumulated deficit	(75,046)	(119,260)
Accumulated other comprehensive income (loss)	243	(53)
Total stockholders’ equity	501,875	384,763
Total liabilities and stockholders’ equity	$1,516,293	$788,098
See accompanying notes

RealPage, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
On demand	$642,622	$542,531	$450,962
On premise	2,644	2,836	2,970
Professional and other	25,697	22,761	14,588
Total revenue	670,963	568,128	468,520
Cost of revenue	273,447	242,301	198,613
Gross profit	397,516	325,827	269,907
Operating expenses:
Product development	89,452	73,607	68,799
Sales and marketing	165,079	135,213	123,108
General and administrative	112,975	85,013	68,814
Impairment of identified intangible assets	—	750	20,801
Total operating expenses	367,506	294,583	281,522
Operating income (loss)	30,010	31,244	(11,615)
Interest expense and other, net	(14,769)	(3,758)	(1,449)
Income (loss) before income taxes	15,241	27,486	(13,064)
Income tax expense (benefit)	14,864	10,836	(3,846)
Net income (loss)	$377	$16,650	$(9,218)
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.22	$(0.12)
Diluted	$0.00	$0.21	$(0.12)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	79,433	76,854	76,689
Diluted	82,398	77,843	76,689
See accompanying notes

RealPage, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$377	$16,650	$(9,218)
Gain on interest rate swaps, net	241	536	—
Foreign currency translation adjustment, net	55	(43)	(337)
Comprehensive income (loss)	$673	$17,143	$(9,555)
See accompanying notes

RealPage, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in	Accum. Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance as of January 1, 2015	83,212	$83	$437,664	$(209)	$(75,360)	(4,174)	$(33,398)	$328,780
Issuance of common stock	848	1	12,112	—	—	—	—	12,113
Issuance of restricted stock	1,624	2	—	—	—	—	—	2
Treasury stock purchased, at cost	—	—	—	—	—	(2,716)	(41,544)	(41,544)
Retirement of treasury stock	(2,765)	(3)	(14,764)	—	(35,837)	2,765	50,604	—
Stock-based expense	—	—	38,122	—	—	—	—	38,122
Net tax deficiency from stock-based compensation	—	—	(1,466)	—	—	—	—	(1,466)
Foreign currency translation	—	—	—	(337)	—	—	—	(337)
Net loss	—	—	—	—	(9,218)	—	—	(9,218)
Balance as of December 31, 2015	82,919	83	471,668	(546)	(120,415)	(4,125)	(24,338)	326,452
Issuance of common stock	1,569	2	28,487	—	—	—	—	28,489
Issuance of restricted stock	2,587	2	(1)	—	—	—	—	1
Treasury stock purchased, at cost	—	—	—	—	—	(1,863)	(27,264)	(27,264)
Retirement of treasury stock	(1,013)	(1)	(5,748)	—	(15,495)	1,013	21,244	—
Stock-based expense	—	—	36,688	—	—	—	—	36,688
Net tax benefit from stock-based compensation	—	—	3,254	—	—	—	—	3,254
Interest rate swap agreements	—	—	—	400	—	—	—	400
Foreign currency translation	—	—	—	(43)	—	—	—	(43)
Reclassification of realized gain on cash flow hedge to earnings, net of tax	—	—	—	136	—	—	—	136
Net income	—	—	—	—	16,650	—	—	16,650
Balance as of December 31, 2016	86,062	86	534,348	(53)	(119,260)	(4,975)	(30,358)	384,763
Cumulative effect of adoption of ASU 2016-09	—	—	6	—	43,837	—	—	43,843
Issuance of common stock	991	1	27,013	—	—	354	—	27,014
Issuance of restricted stock	100	—	(2)	—	—	1,795	2	—
Treasury stock purchased, at cost	—	—	—	—	—	(1,147)	(30,904)	(30,904)
Stock-based expense	—	—	46,146	—	—	—	—	46,146
Interest rate swap agreements	—	—	—	318	—	—	—	318
Foreign currency translation	—	—	—	55	—	—	—	55
Reclassification of realized loss on cash flow hedge to earnings, net of tax	—	—	—	(77)	—	—	—	(77)
Equity component of convertible notes, net of issuance costs and deferred tax	—	—	61,390	—	—	—	—	61,390
Purchases of convertible note hedges	—	—	(62,549)	—	—	—	—	(62,549)
Issuance of warrants	—	—	31,499	—	—	—	—	31,499
Net income	—	—	—	—	377	—	—	377
Balance as of December 31, 2017	87,153	$87	$637,851	$243	$(75,046)	(3,973)	$(61,260)	$501,875
See accompanying notes

RealPage, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$377	$16,650	$(9,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,146	54,834	45,891
Amortization of debt discount and issuance costs	7,296	443	271
Deferred taxes	13,791	8,386	(5,219)
Stock-based expense	45,835	36,852	38,122
Excess tax benefit from stock-based compensation	—	(5,998)	(357)
Impairment of identified intangible assets	—	750	20,801
Loss on disposal and impairment of other long-lived assets	524	497	3,070
Acquisition-related consideration	684	(877)	(3,268)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(18,702)	(12,239)	(8,701)
Prepaid expenses and other current assets	945	20,973	1,391
Other assets	(717)	(187)	(814)
Accounts payable	268	652	(806)
Accrued compensation, taxes, and benefits	3,438	5,220	3,888
Deferred revenue	17,114	4,452	10,791
Other current and long-term liabilities	(672)	5,808	170
Net cash provided by operating activities	137,327	136,216	96,012
Cash flows from investing activities:
Purchases of property, equipment, and software	(49,752)	(75,241)	(33,384)
Proceeds from disposal of property, equipment, and software	—	4,500	305
Acquisition of businesses, net of cash acquired	(659,322)	(71,400)	(45,282)
Purchase of cost method investments	(200)	(3,000)	—
Net cash used in investing activities	(709,274)	(145,141)	(78,361)
Cash flows from financing activities:
Proceeds from term loans	199,400	124,688	—
Payments on term loans	(3,551)	(2,345)	—
Proceeds from revolving facility	50,000	—	51,500
Payments on revolving facility	—	(40,000)	(31,500)
Proceeds from borrowings on convertible senior notes	345,000	—	—
Purchase of convertible senior note hedges	(62,549)	—	—
Proceeds from issuance of warrants	31,499	—	—
Deferred financing costs	(10,734)	(392)	(8)
Payments on capital lease obligations	(335)	(548)	(574)
Payments of acquisition-related consideration	(8,491)	(5,684)	(3,685)
Issuance of common stock	27,014	28,490	12,115
Excess tax benefit from stock-based compensation	—	5,998	357
Purchase of treasury stock related to stock-based compensation	(30,904)	(6,020)	(6,461)
Purchase of treasury stock under share repurchase program	—	(21,244)	(35,083)
Net cash provided by (used in) financing activities	536,349	82,943	(13,339)
Net (decrease) increase in cash and cash equivalents	(35,598)	74,018	4,312
Effect of exchange rate on cash	55	(43)	(337)
Cash and cash equivalents:
Beginning of period	104,886	30,911	26,936
End of period	$69,343	$104,886	$30,911

RealPage, Inc.
Consolidated Statements of Cash Flows, continued
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Cash paid for interest	$6,754	$2,833	$1,086
Cash paid for income taxes, net of refunds	$1,855	$1,961	$693
Non-cash investing activities:
Accrued property, equipment, and software	$5,777	$3,993	$3,424
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
Principally, all of our revenue for the years ended December 31, 2017, 2016, and 2015 was earned in the United States. Net property, equipment, and software located in the United States amounted to $140.0 million and $125.3 million at December 31, 2017 and 2016, respectively. Net property, equipment, and software located in our international subsidiaries amounted to $8.4 million and $5.1 million at December 31, 2017 and 2016, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, Spain, and India at both December 31, 2017 and 2016.
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
The Company is self-insured for the cost of claims made under its employee medical programs. These costs include an estimate for expected settlements of pending claims and an estimate for claims incurred but not reported. These significant estimates are based on management’s assessment of outstanding claims, historical analyses, and current payment trends.
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
No single client accounted for 10% or more of our revenue or accounts receivable for the years ended December 31, 2017, 2016, or 2015. Revenues for our largest client were 6.2%, 5.7%, and 4.6% of our total revenues for the years ended December 31, 2017, 2016, and 2015, respectively.

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
Accounts receivable are written off upon determination of non-collectability following established Company policies based on the aging from the accounts receivable invoice date. In the case of balances relating to services not yet rendered, the balance is written off when the client cancels the service or when we determine that the invoiced service will no longer be provided, whichever occurs first. During the years ended December 31, 2017, 2016, and 2015, we incurred bad debt expense of $3.2 million, $2.4 million, and $2.0 million, respectively.
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
Inventory
Inventories are stated at the lower of net realizable value or cost, determined on a first-in, first-out basis. The Company establishes inventory allowances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable values based on assumptions about forecasted demand, open purchase commitments, and market conditions. Inventories consist primarily of parts and supplies relating to our sub-metering services.
Property, Equipment, and Software
Property, equipment, and software are recorded at cost less accumulated depreciation and amortization, which are computed using the straight-line method over the following estimated useful lives:

Data processing and communications equipment	3 - 5 years
Furniture, fixtures, and other equipment	3 - 5 years
Software	3 - 5 years
Software includes both purchased and internally developed software. Leasehold improvements are depreciated over the shorter of the lease term or twelve years. Gains and losses from asset disposals are included in the line “General and administrative” in the Consolidated Statements of Operations.
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
Capitalized costs are recorded as part of property, equipment, and software. Internal use software is amortized on a straight-line basis over its estimated useful life, generally five years. Our management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Impairment of Long-Lived Assets
We perform an impairment review of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant under-performance relative to current and historical or projected future operating results, significant changes in the manner of our use of the asset, or significant changes in our overall business and/or product strategies. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of these indicators, we determine the recoverability by comparing the carrying amount of the asset or asset group to net future undiscounted cash flows that the asset is expected to generate. If the asset or asset group fails this recoverability test, we would recognize an impairment charge equal to the excess of the asset’s carrying value over its fair market value.
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
Identified Intangible Assets with Finite Lives
Identified intangible assets with finite lives consist of acquired developed technologies, client relationships, vendor relationships, non-competition agreements and trade names. Our intangible assets also include building photography. We record intangible assets at fair value and amortize those with finite lives over the shorter of the contractual life or the estimated useful life. We estimate the useful lives of acquired developed product technologies and client relationships based on factors that include the planned use of each developed product technology and the expected pattern of future cash flows to be derived from each developed product technology and existing client relationships. Estimated useful lives for identified intangible assets with finite lives consist of the following:

Developed technologies	3 - 7 years
Client relationships	3 - 10 years
Vendor relationships	7 years
Trade names	1 - 7 years
Non-competition agreements	5 - 10 years
We include amortization of acquired developed technologies in “Cost of revenue” and amortization of acquired client relationships, vendor relationships, non-competition agreements and trade names in “Sales and marketing” expenses in our Consolidated Statements of Operations.
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
Other Current and Long-Term Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Accrued compensation, payroll taxes, and benefits	$25,677	$21,161
Sales tax obligations	4,930	4,625
Current portion of liabilities related to acquisitions	34,430	13,084
Lease-related liabilities	2,288	1,605
Other current liabilities	12,054	9,989
Total accrued expenses and other current liabilities	$79,379	$50,464

Other long-term liabilities consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Accrued lease liability	$27,760	$28,086
Liabilities related to acquisitions	13,000	1,607
Other long-term liabilities	753	150
Total other long-term liabilities	$41,513	$29,843
The accrued lease liability at December 31, 2017 and 2016 primarily consisted of deferred rent amounts related to our corporate headquarters in Richardson, Texas. See Note 9 for additional information regarding this lease.
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
Stock-Based Expense
The Company recognizes compensation expense related to stock options and shares of restricted stock based on the estimated fair value of the awards on the date of grant. The Company generally grants time-based stock options and restricted stock awards, which vest over a specified period of time; market-based awards, which become eligible to vest only after the achievement of a condition based upon the trading price of the Company’s common stock and vest over a specified period of time thereafter; and performance-based awards, which become eligible to vest upon the achievement of a specific performance condition, after which they vest over a specified period of time.
For time-based stock options and time-based restricted stock awards, expense is recognized on a straight-line basis over the requisite service period. Expense associated with market-based awards is recognized over the requisite service period using the graded-vesting attribution method.
Advertising Expenses
Advertising costs are expensed as incurred and totaled $22.8 million, $19.4 million, and $16.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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
We may recognize a tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. There were no identified tax benefits that were considered uncertain positions at December 31, 2017 and 2016.
The Tax Reform Act signed into law in the U.S. on December 31, 2017 contains significant changes to the U.S. federal income tax laws, the full consequences of which have not yet been determined. In preparing our income tax provision for 2017, we have made reasonable estimates of the effect, among other things, of the reduction in the U.S. federal income tax rate from 35% to 21% and of the effect of the deemed repatriation of foreign earnings on our tax provision for the year. Because of the complexity of the new law, the timing of its enactment, and the fact that portions of it may be subject to interpretation or clarifications yet to be set forth, we consider our accounting for the change in the new law to be provisional as of December 31, 2017. We will make any adjustments of this provisional accounting in 2018 as the uncertainties are resolved.
Leases
Some of the operating lease agreements entered into by the Company contain provisions for future rent increases, rent free periods, periods in which rent payments are reduced (abated), or lease incentives. The total amount of rental payments due over the lease term is charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Accrued lease liability,” which is included in “Accrued expenses and other current liabilities” or “Other long-term liabilities” in the accompanying Consolidated Balance Sheets, depending upon when the liability is expected to be relieved.
Fair Value Measurements
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
Legal Contingencies
We review the status of each legal matter and record a provision for a liability when we consider that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review these provisions quarterly and make adjustments where needed as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses beyond those already accrued, may be incurred. If there is a reasonable possibility that a material loss (or additional material loss in excess of any accrual) may be incurred, we disclose an estimate of the amount of loss or range of losses, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate of loss cannot be made.
Recently Adopted Accounting Standards
On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance simplifies accounting for stock-based compensation. Under the new guidance, excess tax benefits and tax deficiencies are now recognized as income tax expense or benefit in the income statement in the period they occur, regardless of whether the benefit reduces taxes payable in the current period. Previously, GAAP required tax benefits in excess of compensation cost to be recorded as additional paid-in capital to the extent taxes payable were reduced and tax deficiencies to be recorded in equity to the extent of previous accumulated excess tax benefit and then recorded to the income statement. The ASU also requires excess tax benefits to be reflected as operating cash flows and allows the Company to elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur.
We adopted ASU 2016-09 in the first quarter of 2017. As a result of our adoption of this ASU, we recorded a deferred tax asset of $43.8 million, net of a $0.3 million valuation allowance, related to excess stock-based compensation deductions that arose but were not recognized in prior years. Additionally, we elected to account for forfeitures as they occur using a modified retrospective transition method that required us to record an immaterial cumulative-effect adjustment to accumulated deficit. We elected to account for the change in presentation of excess tax benefits in the statements of cash flows prospectively, and as a result, no prior periods were adjusted. We began to account for all excess tax benefits and deficits arising from current period stock transactions as income tax benefit or expense effective January 1, 2017. The remaining amendments to this standard did not have a material impact on our Consolidated Financial Statements.
Recently Issued Accounting Standards
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. This ASU eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, this ASU simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The changes in this ASU will be applied on a modified retrospective basis through a cumulative effect adjustment to the opening balance of retained earnings as of the initial application date.
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
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize the assets and liabilities arising from all leases, with a lease term of more than 12 months, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations.

ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, early adoption is permitted. We expect to adopt this ASU on January 1, 2019. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance to the beginning of the earliest comparative period presented. We have formed a team to identify and analyze our existing lease agreements and are in the process of implementing changes to our systems, processes, disclosures and internal controls in conjunction with such review.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended by certain supplementary ASU’s released in 2016, will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Topic 606 - Deferral of Effective Date. ASU 2015-14 permitted public business entities to defer the adoption of ASU 2014-09 until interim and annual reporting periods beginning after December 15, 2017. We will adopt ASU 2014-09 in the first quarter of 2018 on a modified retrospective basis. Under this method of adoption, we will recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings in the period of initial adoption. Comparative prior year periods will not be adjusted.
Based on our analysis, commissions paid to our direct sales force will qualify as incremental costs of obtaining a contract and will be capitalized and subsequently amortized over the customer benefit period. In addition, certain client accommodations currently recognized in the period granted instead will be estimated and will reduce the amount of revenue recognized as related performance obligations are satisfied. Finally, our allocation of contract transaction prices will result in slightly more contract value allocated to implementation and consulting services. The changes noted above will not result in material changes to our annual revenues.
The standard requires new revenue disclosures in our consolidated financial statements relating to, among other items, the disaggregation of revenue and contract backlog. We have developed expanded disclosures to meet the new requirements. We have also identified and designed additional controls and updated our accounting policies to support our implementation and ongoing compliance with the new standard.
3. Acquisitions
Current Acquisition Activity
Lease Rent Options
In February 2017, we entered into an agreement with The Rainmaker Ventures, LLC (“Rainmaker”) to acquire substantially all of the assets and liabilities that comprised Rainmaker’s multifamily revenue optimization business (“LRO”). We completed the acquisition when the transaction closed in December 2017. LRO is a revenue management solution that empowers optimized pricing for multifamily housing communities. This acquisition extended our revenue management footprint, augmented our repository of real-time lease transaction data, and increased our data science talent and capabilities. We also expect the acquisition of LRO to increase the market penetration of our YieldStar Revenue Management solution and drive revenue growth in our other asset optimization solutions.
We acquired LRO for a purchase price of $299.9 million. The purchase price consisted of a cash payment of $298.0 million, a deferred cash obligation of up to $1.6 million, which had a fair value of $1.5 million on the date of acquisition, and the assumption of certain liabilities totaling $0.4 million. Subject to any indemnification claims made, the deferred cash obligation will be released on the first anniversary of the closing date. The acquisition of LRO was financed using funds available under our Credit Facility, as defined in Note 7, and cash on hand.
The acquired identified intangible assets consisted of developed technology, client relationships, and trade names. These intangible assets were assigned estimated useful lives of seven, ten, and two years, respectively. Preliminary goodwill recognized of $203.3 million is primarily comprised of anticipated synergies from leveraging LRO’s repository of lease transaction data and data science talent with our existing platform of pricing, demand, and credit optimization tools. Goodwill and the acquired identified intangible assets are deductible for tax purposes. Accounts receivable acquired had a gross contractual value of $4.6 million at acquisition, of which $0.2 million was estimated to be uncollectible. Acquisition costs associated with this transaction, totaled $13.8 million, including $10.7 million incurred related to the Hart-Scott-Rodino Antitrust Improvements Act review process, and were expensed as incurred.

PEX Software
In October 2017, the Company acquired all of the issued and outstanding shares of PEX Software Limited (“PEX”). PEX is a rental housing solution provider based in the United Kingdom that helps companies transform work practices and service delivery models, create and leverage competitive advantage, reduce costs, and scale businesses. PEX’s platform serves market-leading clients in the United Kingdom, European Union, and Australia. The acquisition of PEX will help us to secure a leading market position in the private rental segment of the United Kingdom’s housing market and facilitate our expansion into the European Union and other international markets.
We acquired PEX for a purchase price of $6.0 million. The purchase price consisted of a cash payment of $5.1 million at closing, net of cash acquired of $0.1 million, and a deferred cash obligation of up to $1.0 million. The deferred cash obligation is payable over a period of 24 months and its fair value was $0.9 million at the date of acquisition. This acquisition was financed using cash on hand, which included a portion of the net offering proceeds from the issuance of the Convertible Notes.
The acquired identified intangible assets consisted of developed technology, client relationships, and trade names. These intangible assets were assigned estimated useful lives of seven, nine, and six years, respectively. Preliminary goodwill recognized of $3.2 million is chiefly attributable to the presence we gained in international markets and anticipated synergies from combining PEX’s consumer facing solutions with our platform of property management, accounting, and asset optimization solutions. Goodwill and the acquired identified intangible assets are not deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.4 million and were expensed as incurred.
On-Site
In September 2017, we acquired certain discrete assets of On-Site Manager, Inc., including its ownership interest in its majority-owned subsidiary, DepositIQ & RentersIQ Insurance Agency, LLC (“DIQ”) (collectively, “On-Site”). We also acquired the remaining minority interest in DIQ. On-Site is a leasing platform for property managers and renters that assimilates leads from any source and converts them into signed leases for both the multifamily and single family housing industries. The acquisition of On-Site increased the footprint of our screening services and added incremental consumer-oriented data that benefits our data analytics solutions. Additionally, we anticipate On-Site will improve the integration of our leasing solutions into other major property management systems.
We acquired On-Site, including the minority interest in DIQ, for an aggregate purchase price of $253.4 million. The purchase price consisted of a cash payment of $225.3 million at closing, net of cash acquired of $1.7 million, and a deferred cash obligation of up to $29.6 million. The fair value of the deferred cash obligation was $28.1 million at the date of acquisition. Subject to any indemnification claims made, the deferred cash obligation will be paid over a period of 36 months, with the majority due approximately twelve months following the acquisition date. This acquisition was financed using cash on hand, which included a portion of the net offering proceeds from the issuance of the Convertible Notes.
The acquired identifiable intangible assets consisted of trade names, developed technologies, and client relationships, which will be amortized over estimated useful lives of two, five, and ten years, respectively. Preliminary goodwill recognized of $184.5 million primarily arises from anticipated synergies from leveraging our existing cost structure and integrated sales force. Goodwill and the acquired identified intangible assets arising from the acquisition of On-Site Manager are deductible for tax purposes; those arising from the acquisition of DIQ are not. Accounts receivable acquired had a gross contractual value of $5.6 million at acquisition, of which $0.9 million was estimated to be uncollectible. Acquisition costs associated with this transaction, including those related to the Hart-Scott-Rodino Antitrust Improvements Act review process, totaled $1.8 million and were expensed as incurred.
Subsequent to the acquisition date, management continued to review information relating to events and circumstances that existed at the acquisition date. This review resulted in certain adjustments to the provisional amounts initially reported in the third quarter of 2017. The net effect of these measurement period adjustments resulted in a decrease in goodwill of $21.8 million, primarily consisting of an increase in the assessed fair value of identified intangible assets of $25.1 million. This increase was partially offset by a decrease in the estimated fair value of acquired property and equipment and accounts receivable in the amount of $3.7 million and $0.9 million, respectively.
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
The acquired identifiable intangible assets consisted of trade names, developed technology, non-compete agreements, and client relationships, which will be amortized over estimated useful lives of two, three, five, and ten years, respectively. Goodwill recognized of $45.9 million primarily arises from anticipated synergies from integrating the acquired assets with our existing resident utility management system and leveraging the energy cost and consumption benchmarking capabilities and data acquired. Goodwill and the acquired identified intangible assets are deductible for tax purposes. Accounts receivable acquired had a gross contractual value of $2.4 million at acquisition, of which $0.3 million was estimated to be uncollectible. Acquisition costs associated with this transaction totaled $0.3 million and were expensed as incurred.
Subsequent to the acquisition date, management continued to review information relating to events and circumstances that existed at the acquisition date. This review resulted in certain adjustments to the provisional amounts initially reported in the second quarter of 2017. The net effect of these measurement period adjustments resulted in an increase in goodwill of $0.6 million. This increase primarily consisted of an increase in accounts payable and accrued liabilities of $0.5 million, a decrease in customer deposits held in restricted accounts of $1.7 million, and a decrease in restricted cash of $1.7 million.
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
We have adjusted our initial purchase price allocation reported in the first quarter of 2017 based on management’s ongoing review of information available at the acquisition date. These measurement period adjustments resulted in an increase in goodwill, deferred revenue, and other liabilities of $1.3 million, $0.4 million, and $0.9 million, respectively.

Purchase Price Allocation
The estimated fair values of assets acquired and liabilities assumed presented below are provisional and are based primarily on the information available as of the acquisition dates. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition dates. The preliminary allocation of each purchase price, including the effects of measurement period adjustments recorded as of December 31, 2017, was as follows:

	Axiometrics	AUM	On-Site	PEX	LRO
	(in thousands)
Restricted cash	$—	$5,954	$3,458	$—	$—
Accounts receivable	1,620	2,409	4,718	174	4,425
Property, equipment, and software	400	319	789	8	1,507
Intangible assets:
Developed product technologies	15,500	10,800	16,960	2,360	42,000
Client relationships	6,830	7,470	41,360	600	49,000
Trade names	3,200	208	7,000	210	666
Non-compete agreements	—	3,920	—	—
Goodwill	54,190	45,929	184,534	3,172	203,254
Other assets	273	828	826	78	475
Accounts payable and accrued liabilities	(367)	(2,150)	(952)	(242)	(533)
Client deposits held in restricted accounts	—	(5,954)	(3,458)	—	—
Deferred revenue	(7,115)	(321)	(565)	(221)	(871)
Other long-term liabilities	(774)	—	—	—	—
Deferred tax liability	—	—	(1,240)	(108)	—
Total purchase price	$73,757	$69,412	$253,430	$6,031	$299,923
At December 31, 2017, deferred cash obligations related to acquisitions completed in 2017 totaled $44.8 million, and were carried net of a discount and indemnified obligations of $2.3 million in the Consolidated Balance Sheets. The aggregate fair value of contingent cash obligations related to these acquisitions was $0.2 million at December 31, 2017. During the year ended December 31, 2017, we recognized a gain of $0.6 million from changes in the fair value of contingent cash obligations related to these acquisitions. There were no payments of deferred or contingent cash obligations made related to these acquisitions during the year ended December 31, 2017.
Deferred tax liabilities established as part of our allocation of purchase price were subsequently remeasured as a result of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law in December 2017. See Note 11 for additional discussion of the Tax Reform Act.
2016 Acquisitions
eSupply Systems, LLC
In June 2016, we acquired substantially all of the assets of eSupply Systems, LLC (“eSupply”) and those of certain entities related to eSupply. eSupply is an e-procurement software and group purchasing service which augmented our Spend Management solutions.
We acquired eSupply for a purchase price of $7.0 million, consisting of a cash payment of $5.5 million at closing and a deferred cash obligation of up to $1.6 million, payable over 18 months after the acquisition date. The fair value of the deferred cash obligation on the date of acquisition was $1.5 million. We made the first deferred cash payment in July 2017.
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
We acquired AssetEye’s issued and outstanding stock for a purchase price of $4.9 million. The purchase price consisted of a cash payment of $3.6 million at closing, net of cash acquired of $0.8 million; deferred cash obligations of $1.0 million, payable over a period of two years following the date of acquisition; contingent cash payments of up to $1.0 million if certain revenue targets were achieved during the three-month period ended September 30, 2017; and additional cash payments of $0.2 million due to former shareholders of AssetEye. The fair value of the deferred and contingent cash obligations was $0.9 million and $0.2 million, respectively, at the date of acquisition. In the first quarter of 2018, we paid the contingent consideration obligation and the first deferred cash payment.
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
NWP Services Corporation
In March 2016, we acquired all of the issued and outstanding stock of NWP Services Corporation (“NWP”). NWP provides a full range of utility management services, including: resident billing; payment processing; utility expense management; analytics and reporting; sub-metering and maintenance; and regulatory compliance. The primary products offered by NWP include Utility Logic, Utility Smart, Utility Genius, SmartSource, and NWP Sub-meter. We have integrated NWP into our resident services product family. The integrated platform enables property owners and managers to increase the collection of rental utilities and energy recovery. Goodwill arising from this acquisition consists of anticipated synergies from the integration of NWP into our existing structure.
We acquired NWP’s issued and outstanding stock for an initial purchase price of $68.2 million. The purchase price consisted of a cash payment of $59.0 million at closing, net of cash acquired of $0.1 million; deferred cash obligations of $7.2 million, payable over a period of three years following the date of acquisition; and other amounts totaling $3.2 million, consisting of payments to certain employees and former shareholders of NWP. The acquisition-date fair value of the deferred cash obligations was $6.0 million. We made deferred cash payments aggregating to $1.0 million during the year ended December 31, 2017.
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
In connection with the acquisition of NWP, we recorded an indemnification asset of $1.2 million, which represents the selling security holders’ obligation under the purchase agreement to indemnify the Company for the outcome of certain accrued obligations. The indemnification asset was recognized on the same basis as the corresponding liability, which is based on its estimated fair value as of the date of acquisition. The indemnification asset, and the corresponding liability, decreased in the amount of $0.9 million as of December 31, 2017 due to payments made after management’s review of certain obligations which were accrued for as of the acquisition date.
Subsequent to the acquisition date, management continued to review information relating to events and circumstances that existed at the acquisition date. This review resulted in measurement period adjustments to the provisional amounts recorded at the acquisition date related to deferred cash obligations paid to the sellers and deferred tax assets associated with the transaction. These measurement period adjustments resulted in a change in a decrease in goodwill and the deferred cash obligation of $1.8 million and $0.8 million, respectively, partially offset by an increase in the deferred tax asset of $1.0 million. These adjustments were made in the fourth quarter of 2016.
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
At December 31, 2017 and 2016, deferred cash obligations related to acquisitions completed in 2016 totaled $6.9 million and $8.7 million, and are carried net of a discount of $2.6 million and $1.2 million, respectively. The aggregate fair value of contingent cash obligations related to these acquisitions was $0.2 million and $0.5 million at December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, we recognized a gain of $0.3 million and a loss of $0.3 million, respectively, due to changes in the fair value of contingent cash obligations related to these acquisitions.
We made deferred cash payments of $1.8 million and $0.1 million during the years ended December 31, 2017 and 2016, respectively, related to these acquisitions. During the same periods, we made payments totaling $0.1 million and $3.3 million, respectively, related to amounts due to certain employees and former shareholders of the acquired businesses described above. There were no payments of contingent cash obligations made related to these acquisitions during the years ended December 31, 2017 and 2016.
Deferred tax assets and liabilities established as part of our allocation of purchase price were subsequently remeasured as a result of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law in December 2017. See Note 11 for additional discussion of the Tax Reform Act.
2015 Acquisitions
Indatus
In June 2015, we acquired certain assets from ICIM Corporation, including the Answer Automation, Call Tracker, and Zip Digital products, marketed under the name Indatus. The Indatus offerings are software-as-a-service (“SaaS”) products that provide automated answering services, marketing spend analysis tools, and other features which enhance the ability of managers of multifamily properties to communicate with their residents. We have integrated the Indatus assets with our existing contact center and maintenance products, which increases the features of these existing solutions.
We acquired the Indatus assets for a purchase price of $49.4 million, consisting of a cash payment of $43.8 million at closing; deferred cash payments of up to $5.0 million, payable over nineteen months after the acquisition date; and contingent cash payments of up to $2.0 million, in the aggregate, if certain revenue targets were met for the twelve months ended June 30, 2016 and 2017. The fair value of the deferred and contingent cash payments was $4.7 million and $0.9 million, respectively, as of the acquisition date. The outstanding contingent and deferred cash obligations were settled in 2017.
The acquired identified intangible assets were comprised of developed product technologies and client relationships, and have useful lives of three and ten years, respectively. The trade name acquired was amortized over a useful life of one year, based on our anticipated use of the asset. Goodwill and identified intangible assets associated with the acquisition are deductible for tax purposes. Goodwill arising from the acquisition consisted largely of synergies from the integration of Indatus with our pre-existing products and from leveraging our existing client base and sales staff. Direct acquisition costs were $0.3 million and the acquisition was financed using proceeds from our Revolving Facility.
VRX
In June 2015, we acquired certain assets from RJ Vacations, LLC and Switch Development Corporation, including the VRX product (“VRX”). VRX is a SaaS application which allows vacation rental management companies to manage the cleaning and turning of units, accounting, and document management. We integrated VRX with our Kigo vacation rental solution.
We acquired the VRX assets for a purchase price of $2.0 million, consisting of a cash payment of $1.5 million at closing and a contingent cash payment of up to $0.5 million. Payment of the contingent cash obligation was dependent upon the achievement of certain subscription or booking activity targets and was subject to adjustments specified in the acquisition agreement related to the sellers’ indemnification obligations. The contingent cash obligation had a fair value of $0.5 million, as of the acquisition date, and was due fifteen months after the date of acquisition.
The acquisition agreement also provided for the sellers to receive additional contingent cash payments of up to $3.0 million. Payment of the additional contingent cash obligations is dependent upon the achievement of certain revenue targets during the twelve month periods ending December 31, 2016, 2017, and 2018, and the sellers providing certain services during a specified period following the acquisition date. Due to this post-acquisition service requirement, the Company concluded that the additional contingent cash obligations represent post-acquisition compensation; therefore, these amounts were excluded from the purchase consideration. The revenue targets for the first and second contingent cash payment were not met. Additionally, one of the sellers separated from the Company prior to completing the required service period. As a result of this separation, the maximum potential payout of the remaining contingent cash payments is $1.5 million. This acquisition was financed using cash flows from operations.
The acquired identified intangible assets primarily consisted of developed product technologies and have an estimated useful life of three years. The estimated fair value of the client relationships acquired was immaterial and these intangible assets were expensed as of the acquisition date. Goodwill arising from the acquisition consisted largely of synergies from the integration of VRX with our Kigo vacation rental solution. Goodwill and identified intangible assets associated with the acquisition are deductible for tax purposes.
Purchase Price Allocation
The allocation of each purchase price was as follows:

	Indatus	VRX
	(in thousands)
Accounts receivable	$646	$—
Intangible assets:
Developed product technologies	13,400	794
Client relationships	9,770	11
Trade names	83	—
Goodwill	25,575	1,186
Other liabilities, net of other assets	(57)	—
Total purchase price	$49,417	$1,991
At December 31, 2016, deferred cash obligations related to acquisitions completed in 2015 totaled $2.5 million, and were carried net of a discount of $0.1 million. There were no outstanding deferred cash obligations related to these acquisition at December 31, 2017. We made deferred cash payments of $2.4 million during each of the years ended December 31, 2017 and 2016.
Outstanding contingent cash obligations related to these acquisitions were immaterial at December 31, 2016. During the year ended December 31, 2017, we recognized a loss of $0.7 million and made a payment in the same amount, as final resolution of the outstanding contingent cash obligations related to our 2015 acquisitions. During the year ended December 31, 2016, we recognized a gain of $0.8 million related to the change in fair value of these obligations.

Acquisition Activity prior to 2015
We completed acquisitions in the years prior to 2015 for which deferred and contingent consideration obligations were included in the purchase consideration. The aggregate carrying value of deferred cash obligations related to these acquisitions was $0.1 million and $4.1 million at December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, the Company paid deferred cash obligations related to these acquisitions totaling $4.0 million and $3.4 million, respectively.
The Company made no payments and recognized no gains or losses related to changes in the fair value of contingent consideration obligations related to acquisitions completed prior to 2015 during the years ended December 31, 2017 and 2016. There were no outstanding contingent cash obligations related these acquisitions at December 31, 2017.
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the years ended December 31, 2017 and 2016, as if the aforementioned acquisitions had occurred at the beginning of 2016. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax benefit, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of 2016, or of future results.

	Year Ended December 31,
	2017 Pro Forma	2016 Pro Forma
	(in thousands, except per share amounts)
	(unaudited)
Total revenue	$763,534	$703,654
Net loss	$(5,254)	$(16,570)
Net loss per share:
Basic and Diluted	$(0.07)	$(0.22)
4. Accounts Receivable
Accounts receivable consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Trade receivables from clients	$115,354	$82,094
Insurance commissions receivable	13,102	12,741
Accounts receivable, gross	128,456	94,835
Less: Allowance for doubtful accounts	(3,951)	(2,468)
Accounts receivable, net	$124,505	$92,367
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

5. Property, Equipment, and Software
Property, equipment, and software consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Leasehold improvements	$59,179	$51,242
Data processing and communications equipment	83,922	76,773
Furniture, fixtures, and other equipment	28,752	26,513
Software	107,924	86,983
Property, equipment, and software, gross	279,777	241,511
Less: Accumulated depreciation and amortization	(131,349)	(111,083)
Property, equipment, and software, net	$148,428	$130,428
Depreciation and amortization expense for property, equipment, and purchased software was $27.2 million, $24.5 million, and $20.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The gross amount of capitalized software development costs was $73.4 million and $55.4 million and was carried net of accumulated amortization of $27.8 million and $19.8 million at December 31, 2017 and 2016, respectively. The weighted average amortization period for capitalized software development costs was 4.8 years at December 31, 2017. During the years ended December 31, 2017, 2016, and 2015, we capitalized $18.0 million, $13.7 million, and $10.5 million of software development costs, respectively. Amortization expense related to capitalized software development costs totaled $8.0 million, $5.8 million, and $3.3 million during the years ended December 31, 2017, 2016, and 2015, respectively.
We review in-progress software development projects on a periodic basis to ensure completion is assured and the development work will be placed into service as a new product or significant product enhancement. During the year ended December 31, 2015, we identified certain projects for which software development work had ceased and it was determined the projects would be discontinued. Our analysis of the capitalized costs resulted in the conclusion that they had no value outside of the respective projects for which they were originally incurred. As a result, we recognized a loss of $1.4 million during the year ended December 31, 2015, related to the disposal of these assets. No impairments associated with software development projects were identified during 2017 and 2016.
During the years ended December 31, 2016 and 2015, we modified or terminated certain operating lease agreements for office space prior to the end of the applicable lease term. We recognized an impairment charge of $1.5 million during the year ended December 31, 2015, related to leasehold improvements associated with a modified lease. No impairments of leasehold improvements associated with a modified lease were identified during 2016 and 2017. Related to these lease modifications, we also disposed of fixed assets with a net carrying value of $0.5 million, $0.6 million and $1.3 million, and recognized a net loss on disposal of $0.5 million, $0.6 million and $0.2 million during 2017, 2016 and 2015, respectively.
The above loss and impairment charge are included in the line “General and administrative” in the accompanying Consolidated Statements of Operations.
6. Goodwill and Identified Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2017 and 2016, were as follows, in thousands:

Balance at January 1, 2016	$220,097
Goodwill acquired	39,890
Other	(49)
Balance at December 31, 2016	259,938
Goodwill acquired	491,079
Other	35
Balance at December 31, 2017	$751,052
There was no impairment of goodwill recorded in 2017, 2016, or 2015.

Changes in identified intangible assets during the years ended December 31, 2017 and 2016 were as follows:

	December 31, 2016	Additions	Dispositions	Impairments	Transfers / Other	December 31, 2017
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$75,924	$92,271	$—	$—	$618	$168,813
Client relationships	108,468	105,260	—	—	—	213,728
Vendor relationships	5,650	—	—	—	—	5,650
Trade names	5,899	11,284	—	—	373	17,556
Total finite-lived intangible assets	195,941	208,815	—	—	991	405,747
Less: Accumulated amortization	(133,467)	(31,892)	—	—	(188)	(165,547)
Indefinite-lived intangible assets:
Trade names	12,502	—	—	—	(365)	12,137
Intangible assets, net	$74,976	$176,923	$—	$—	$438	$252,337

	December 31, 2015	Additions	Dispositions	Impairments	Transfers / Other	December 31, 2016
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$69,379	$6,538	$—	$—	$7	$75,924
Client relationships	96,523	15,331	(3,386)	—	—	108,468
Vendor relationships	5,650	—	—	—	—	5,650
Trade names	5,149	750	—	—	—	5,899
Total finite-lived intangible assets	176,701	22,619	(3,386)	—	7	195,941
Less: Accumulated amortization	(110,882)	(24,489)	1,904	—	—	(133,467)
Indefinite-lived intangible assets:
Trade names	15,461	—	(2,212)	(750)	3	12,502
Intangible assets, net	$81,280	$(1,870)	$(3,694)	$(750)	$10	$74,976
Amortization expense for finite-lived intangible assets totaled $31.9 million, $24.5 million, and $22.0 million during the years ended December 31, 2017, 2016, and 2015, respectively.
The following table sets forth the estimated amortization of intangible assets for the years ending December 31, in thousands:

2018	$52,059
2019	47,118
2020	37,998
2021	31,941
2022	23,164
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
In connection with the preparation of the third quarter 2015 financial statements, the Company identified indicators requiring the assessment of certain indefinite-lived trade names for impairment, primarily associated with the Company’s 2011 acquisition of MyNewPlace. Identified indicators included declines in actual and anticipated lead-generation revenues and a change in the Company’s long-term marketing strategy. As a result, the Company analyzed these intangible assets and recorded a $20.3 million impairment charge during the third quarter of 2015, representing the amount by which the carrying value of the indefinite-lived trade names exceeded their estimated fair value. Given the change in the Company’s long-term marketing strategy and anticipated use of the trade names, the remaining balance was reclassified to finite-lived intangible assets as of September 30, 2015. The trade names were assigned an estimated useful life of seven years, amortized on a straight-line basis.

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
The above impairment charges are included in “Impairment of identified intangible assets” in the accompanying Consolidated Statements of Operations. See Note 12 for discussion of the methodology and inputs utilized by the Company to estimate the fair value of these indefinite-lived trade names.
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
Certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Credit Facility, and the obligations under the Credit Facility are secured by substantially all of our assets and the assets of the subsidiary guarantors. The Credit Facility contains customary covenants, subject in each case to customary exceptions and qualifications. Our covenants include, among other limitations, a requirement that we comply with a maximum Consolidated Net Leverage Ratio, a minimum Consolidated Interest Coverage Ratio, and a maximum Consolidated Senior Secured Net Leverage Ratio.
Consolidated Net Leverage Ratio: The Consolidated Net Leverage Ratio (“Net Leverage Ratio”) is the ratio of consolidated funded indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, as defined in the Credit Facility. The Net Leverage Ratio generally may not exceed 4.00 to 1.00, but automatically increases to 5.00 to 1.00 following an acquisition having aggregate consideration equal to or greater than $150.0 million and occurring within a specified time period following an unsecured debt issuance equal to or greater than $225.0 million. The automatic increase may occur once during the term of the Credit Facility and lasts for two consecutive fiscal quarters, after which it is incrementally reduced until the ratio returns to 4.00 to 1.00. The automatic increase was triggered by our acquisition of On-Site in September 2017. As a result, the maximum Net Leverage Ratio was 5.00 to 1.00 at December 31, 2017, after which it will be incrementally reduced until it returns to 4.00 to 1.00 on September 30, 2019.
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
Consolidated Senior Secured Net Leverage Ratio: The Consolidated Senior Secured Net Leverage Ratio (“Senior Leverage Ratio”) is the ratio of consolidated senior secured indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA and may not exceed 3.50 to 1.00. At our option, this ratio may be increased to 3.75 to 1.00 for a period of one year following the completion of an acquisition having aggregate consideration greater than $50.0 million. We are not permitted to exercise this option more than one time during any consecutive eight quarter period. As of December 31, 2017, we had not exercised our option to increase the Senior Leverage Ratio.
As of December 31, 2017, we were in compliance with the covenants under our Credit Facility.

Since it was first entered into, the Credit Facility has been amended as follows:
First Amendment: In February 2016, we entered into an amendment to the Credit Facility (“First Amendment”). The First Amendment provided for the Term Loan, which is coterminous with the existing Credit Facility. The Term Loan reduced the amount available for additional term loans and revolving commitments available under the Accordion Feature. Under the terms of the First Amendment, an additional pricing tier was added to the Applicable Margin which modified the range to 1.25% to 2.00% for LIBOR loans, and 0.25% to 1.00% for Base Rate loans. The Term Loan’s amortization schedule was subsequently amended by the Third Amendment, defined below. Under the amended amortization schedule, we began making quarterly principal payments with respect to the Term Loan of $0.8 million on June 30, 2017. The quarterly principal payments will increase to $1.5 million on June 30, 2018, and to $3.1 million on June 30, 2020. Any remaining principal balance on the Term Loan is due on the maturity date. We incurred debt issuance costs in the amount of $0.7 million in conjunction with the execution of the First Amendment.
Second and Third Amendments: In February 2017, we entered into the second (“Second Amendment”) and third amendments (“Third Amendment”) to the Credit Facility. Among other changes, the Second Amendment replenished the amount available under the Accordion Feature, previously reduced through the issuance of the Term Loan, to $150.0 million, plus an amount that would not cause our Senior Leverage Ratio to exceed 3.25 to 1.00. The Third Amendment provided for a delayed draw term loan, which was initially available to be drawn until May 31, 2017 (“Delayed Draw Term Loan”). The Delayed Draw Term Loan reduced the amount available for additional term loans and revolving commitments available under the Accordion Feature. We incurred debt issuance costs in the amount of $1.3 million in conjunction with the execution of the Second and Third amendments.
Fourth Amendment: On April 3, 2017, we entered into the fourth amendment to the Credit Facility (“Fourth Amendment”). The Fourth Amendment modified certain terms of the Credit Facility to, among other things, increase the maximum Net Leverage Ratio, provide for the maximum Senior Leverage Ratio, and provide for an additional pricing tier for interest rates and fees if the Company’s Net Leverage Ratio equals or exceeds 4.00 to 1.00, resulting in a new Applicable Margin range of 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for Base Rate loans.
Fifth and Sixth Amendments: The availability period of the Delayed Draw Term Loan was extended through August 31, 2017, under the fifth amendment to the Credit Facility, which was executed in May 2017. In August 2017, the availability period of the Delayed Draw Term Loan was further extended through December 31, 2017, under the sixth amendment to the Credit Facility.
The Delayed Draw Term Loan was drawn for the $200.0 million of funds available on December 5, 2017. These funds were used to finance our acquisition of LRO, which was completed in December 2017. Subsequent to disbursal of the Delayed Draw Term Loan funds, we began making quarterly principal payments of $1.3 million on December 31, 2017. The quarterly principal payments increase to $2.5 million beginning on June 30, 2018, and to $5.0 million beginning on June 30, 2020. Any remaining principal balance on the Delayed Draw Term Loan is due on the maturity date.
Revolving loans under the Credit Facility may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan and Delayed Draw Term Loan (collectively, the “Term Loans”) are due in quarterly installments, as described above, and may not be re-borrowed. Accumulated interest on amounts outstanding under the Credit Facility is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR. All outstanding principal and accrued but unpaid interest is due on the maturity date. The Term Loans are subject to mandatory repayment requirements in the event of certain asset sales or if certain insurance or condemnation events occur, subject to customary reinvestment provisions. The Company may prepay the Term Loans in whole or in part at any time, without premium or penalty, with prepayment amounts to be applied to remaining scheduled principal amortization payments as specified by the Company.
As of December 31, 2017, we had $150.0 million of available credit under our Revolving Facility plus additional amounts under the Accordion Feature of the Credit Facility. We incur commitment fees on the unused portion of the Revolving Facility. The weighted-average interest rates of short-term borrowings during the years ended December 31, 2017 and 2016, were 3.14% and 1.75%, respectively.

Principal outstanding, and unamortized debt issuance costs for the Term Loans, were as follows at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Term Loan	Delayed Draw Term Loan	Revolving Facility	Term Loan	Revolving Facility
	(in thousands)
Principal outstanding	$120,356	$198,750	$50,000	$122,657	$—
Unamortized issuance costs	(233)	(821)	—	(295)	—
Unamortized discount	(185)	(490)	—	(236)	—
Carrying value	$119,938	$197,439	$50,000	$122,126	$—
Unamortized debt issuance costs for the Revolving Facility were $0.6 million and $0.8 million at December 31, 2017 and 2016, respectively, and are included in the line “Other assets” in the Consolidated Balance Sheets.
Future maturities of principal under the Term Loans are as follows for the years ending December 31, in thousands:

Term Loans
2018	$14,116
2019	16,133
2020	28,232
2021	32,266
Thereafter	228,359
$319,106
Convertible Notes
In May 2017, the Company issued convertible senior notes with aggregate principal of $345.0 million (including the underwriters’ exercise in full of their over-allotment option of $45.0 million) which mature on November 15, 2022 (“Convertible Notes”). The Convertible Notes were issued under an indenture dated May 23, 2017 (“Indenture”), by and between the Company and Wells Fargo Bank, N.A., as Trustee. We received net proceeds from the offering of approximately $304.2 million after adjusting for debt issuance costs, including the underwriting discount, the net cash used to purchase the Note Hedges and the proceeds from the issuance of the Warrants which are discussed below.
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
We may not redeem the Convertible Notes prior to their maturity date, and no sinking fund is provided for them. If we undergo a fundamental change, as described in the Indenture, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Notes. The fundamental change repurchase price is equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. If holders elect to convert their Convertible Notes in connection with a make-whole fundamental change, as described in the Indenture, the Company will, to the extent provided in the Indenture, increase the conversion rate applicable to the Convertible Notes.
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
The Indenture does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Indenture contains customary events of default with respect to the Convertible Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the Convertible Notes shall, declare all principal and accrued and unpaid interest, if any, of the Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, all of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable.
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
The net carrying amount of the Convertible Notes at December 31, 2017, was as follows, in thousands:

Liability component:
Principal amount	$345,000
Unamortized discount	(56,557)
Unamortized debt issuance costs	(7,244)
$281,199

Equity component, net of issuance costs and deferred tax:	$61,390
The following table sets forth total interest expense related to the Convertible Notes for the year ended December 31, 2017, in thousands:

Contractual interest expense	$3,119
Amortization of debt discount	5,991
Amortization of debt issuance costs	766
$9,876

Effective interest rate of the liability component	5.87%
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
The Note Hedges are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the Convertible Notes. The cost of the Note Hedges is expected to be tax deductible as an original issue discount over the life of the Convertible Notes, as the Convertible Notes and the Note Hedges represent an integrated debt instrument for tax purposes. The cost of the Note Hedges was recorded as a reduction of our additional paid-in capital in the accompanying Consolidated Financial Statements.
On May 23, 2017, the Company also sold warrants for the purchase of up to 8.2 million shares of our common stock for aggregate proceeds of $31.5 million (“Warrants”). The Warrants have a strike price of $57.58 per share and are subject to customary anti-dilution provisions. The Warrants will expire in ratable portions on a series of expiration dates commencing on February 15, 2023. The proceeds from the issuance of the Warrants were recorded as an increase to our additional paid-in capital in the accompanying Consolidated Financial Statements.
The Note Hedges are transactions that are separate from the terms of the Convertible Notes and the Warrants, and holders of the Convertible Notes and the Warrants have no rights with respect to the Note Hedges. The Warrants are similarly separate in both terms and rights from the Note Hedges and the Convertible Notes. As of December 31, 2017, no Note Hedges or Warrants had been exercised.
8. Stock-based Expense
Our Amended and Restated 1998 Stock Incentive Plan (“Stock Incentive Plan”) provided for awards which could be granted in the form of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, and performance restricted stock. In August 2010, we discontinued issuance of new awards under the Stock Incentive Plan and concurrently adopted the 2010 Equity Incentive Plan (“Equity Incentive Plan”). The Equity Incentive Plan, as amended, provides for awards which may be granted in the form of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares under substantially the same terms as the Stock Incentive Plan.
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
Our board of directors periodically approves increases to the number of shares of common stock reserved for issuance under the Equity Incentive Plan. At both December 31, 2017 and 2016, there were 27,634,259 shares of the Company’s common stock reserved for awards under the Equity Incentive Plan. The Plan permits the exercise of stock options and grants of restricted stock to be fulfilled through the issuance of previously authorized but unissued common stock shares, or the reissuance of shares held in treasury. Beginning in March 2017, we began to primarily utilize treasury shares when stock options are exercised or restricted stock is granted. Prior to this date, we have historically utilized unissued common stock shares to satisfy these items.
Total compensation expense related to our stock-based expense plans was $45.8 million, $36.9 million, and $38.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. Total unrecognized compensation expense related to our stock-based expense plans was $48.2 million at December 31, 2017, and is expected to be recognized over a weighted average period of 2.0 years. Cash proceeds related to stock-based expense transactions totaled $27.0 million, $28.5 million, and $12.1 million during the years ended December 31, 2017, 2016, and 2015, respectively.
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

The following table summarizes stock option transactions under our Stock Incentive Plan, Equity Incentive Plan, Board Plan, and MTS Plan:

	Number of Shares	Range of Exercise Prices			Weighted Average Exercise Price
Balance as of January 1, 2015	5,566,888	$0.91	–	$29.50	$18.89
Granted	2,434,198	18.79	–	23.10	19.81
Exercised	(809,303)	0.91	–	21.60	14.97
Forfeited/cancelled	(1,389,910)	5.04	–	29.50	20.54
Balance at December 31, 2015	5,801,873	0.91	–	29.50	19.43
Exercised	(1,568,699)	1.68	–	27.18	18.16
Forfeited/cancelled	(625,431)	4.28	–	29.50	21.77
Expired	(654)	0.91	–	0.91	0.91
Balance at December 31, 2016	3,607,089	2.55	–	29.50	19.58
Exercised	(1,344,569)	5.04	–	29.50	20.09
Forfeited/cancelled	(61,892)	15.19	–	25.70	19.66
Expired	(163)	2.55	–	2.82	2.73
Balance at December 31, 2017	2,200,465	4.28	–	29.50	19.26
The below table provides information regarding outstanding stock options which were fully vested and expected to vest and exercisable options at December 31:

	2017		2016
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of options	2,200,465	1,999,278	3,606,462	2,477,474
Weighted-average remaining contractual term (in years)	5.5	5.3	6.5	5.9
Weighted-average exercise price	$19.26	$19.16	$19.58	$19.24
Aggregate intrinsic value, in thousands	$55,106	$50,257	$37,581	$26,659
The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015, was $25.1 million, $11.3 million, and $5.0 million, respectively.
The fair value of each stock option grant was estimated as of the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share for the year ended December 31, 2015. There were no stock options awarded during the years ended December 31, 2017 and 2016.

2015
Risk-free interest rate	1.5%
Expected option life (in years)	4.6
Expected volatility	42.3%
Weighted-average grant date fair value	$7.42
Risk-free interest rate. This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.
Expected option life. This is the period of time that the options granted are expected to remain outstanding. This estimate is primarily based on the historical experience of the plans.
Forfeiture rate. This is the projected annual rate at which we expect awards to be forfeited in the future. We used a forfeiture rate of zero to value the awards granted during 2015 due to the timing of when our shares vest and the expense is recorded.
Expected volatility. Volatility is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We estimate expected volatility based on the Company’s historic and expected volatility.

Dividend yield. This metric indicates how much the Company is expected to pay out in dividends relative to its share price during a period. We utilized a dividend yield of zero in estimating the fair value of stock options awarded in 2015, as we did not anticipate paying dividends in the foreseeable future.
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
During the years ended December 31, 2017, 2016, and 2015, the aggregate grant date fair value of time-based restricted shares that vested during the year was $22.6 million, $16.9 million, and $21.5 million, respectively.
A summary of time-based restricted stock award activity is presented in the table below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2015	1,624,519	$20.01
Granted	913,077	19.84
Vested	(1,077,102)	19.78
Forfeited/cancelled	(391,788)	18.65
Non-vested shares at December 31, 2015	1,068,706	20.05
Granted	1,793,257	20.79
Vested	(841,983)	20.14
Forfeited/cancelled	(386,479)	20.21
Non-vested shares at December 31, 2016	1,633,501	20.78
Granted	1,359,578	36.25
Vested	(953,749)	23.73
Forfeited/cancelled	(283,342)	28.01
Non-vested shares at December 31, 2017	1,755,988	30.05
Market-based restricted stock awards:
Market-based restricted stock awards become eligible for vesting upon on the achievement of specific market-based conditions based on the per share price of the Company’s common stock. Shares that become eligible to vest, if any, become Eligible Shares. Eligible Shares generally vest ratably over a period of four quarters, beginning on the first day of the quarter immediately after they become Eligible Shares. Vesting is conditional upon the recipient remaining a service provider, as defined in the plan document, to the Company through each applicable vesting date.

A summary of market-based restricted stock award activity is presented in the table below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2015	520,000	$11.26
Granted	691,165	11.59
Forfeited/cancelled	(196,070)	9.39
Balance at December 31, 2015	1,015,095	11.85
Granted	794,025	13.58
Vested	(51,250)	12.52
Forfeited/cancelled	(193,710)	11.61
Balance at December 31, 2016	1,564,160	12.73
Granted	535,441	28.18
Vested	(1,407,133)	13.69
Forfeited/cancelled	(2,303)	13.34
Balance at December 31, 2017	690,165	22.76
We estimate the fair value of market-based restricted stock awards using a discrete model to analyze the fair value of the subject shares. The discrete model utilizes multiple stock price-paths, through the use of Monte Carlo simulation, which are then analyzed to determine the fair value of the subject shares. The weighted average of assumptions used to value awards granted during 2017, 2016, and 2015 were as follows:

	2017	2016	2015
Risk-free interest rate	1.8%	1.1%	1.1%
Expected volatility	31.6%	41.5%	38.7%
Risk-free interest rate. We estimated the risk-free rate from the three year U.S. Treasury strip note yield curve as of the valuation date.
Expected volatility. Similar to the methodology for stock options described above, the Company estimates expected volatility based on the Company’s historic and expected volatility rate.
Expense related to the market-based restricted stock awards is recognized over the requisite service period using the graded-vesting attribution method. The requisite service period is a measure of the expected time to achieve the specified market condition plus the time-based vesting period. The expected time to achieve the market condition is estimated utilizing a Monte Carlo simulation, considering only those stock price-paths in which the market condition was achieved. The estimated requisite service period for market-based restricted stock shares issued in 2017 ranged from five to seven quarters. Market-based restricted stock awards granted in 2016 had requisite service periods ranging between seven to nine quarters.
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

A summary of performance-based restricted stock award activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2015	—	$—
Granted	20,000	18.79
Non-vested shares at December 31, 2015	20,000	18.79
Forfeited/cancelled	(20,000)	18.79
Non-vested shares at December 31, 2016	—	—
Granted	—	—
Non-vested shares at December 31, 2017	—	—
9. Commitments and Contingencies
Lease Commitments
The Company leases office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2028 and provide for renewal options. The agreements generally require the Company to pay for executory costs such as real estate taxes, insurance, and repairs.
In connection with our 2017 acquisitions, the Company assumed non-cancellable operating leases for office space. The office leases acquired include locations in Addison, Texas; Lombard, Illinois; Campbell, California; Alpharetta, Georgia; and London, United Kingdom. The office leases expire at various dates through 2026 and have terms substantially similar to our other office leasing arrangements.
In May 2015, the Company entered into a lease agreement for office space located in Richardson, Texas to serve as our new corporate headquarters and data center. The lease is for a term of twelve years, beginning in 2016, and includes optional extension periods. The lease agreement contains provisions for rent escalations over the term of the lease and leasehold improvement incentives. In July 2015, the Company entered into an amendment to the lease agreement which increased the amount of leased space. The lease was again amended in July 2016, which permitted an increase in our tenant improvement allowance. In October 2017, the Company entered into the third amendment to the lease agreement, which further increased the amount of leased space for our corporate headquarters. We completed the move of our corporate headquarters and data center to this new facility in the third quarter of 2016. Our lease for our previous corporate headquarters expired in December 2016.
Rent expense was $13.8 million, $14.7 million, and $10.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Minimum annual rental commitments under non-cancellable operating leases, net of sublease income amounts, were as follows at December 31, 2017:

Minimum Lease Commitments
(in thousands)
2018	$15,344
2019	13,798
2020	11,603
2021	10,920
2022	9,336
Thereafter	46,121
$107,122
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2017 or 2016.

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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of December 31, 2017 or 2016.
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
As previously disclosed, in March 2015, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Stokes v. RealPage, Inc., Case No. 2:15-cv-01520. The claims in this purported class action relate to alleged violations of the Fair Credit Reporting Act (“FCRA”) in connection with background screens of prospective tenants of our clients.
As previously disclosed, in November 2014, we were named in a purported class action lawsuit in the United States District Court for the Eastern District of Virginia, styled Jenkins v. RealPage, Inc., Case No. 3:14cv758. The claims in this purported class action relate to alleged violations of the FCRA in connection with background screens of prospective tenants of our clients.
Following various procedural motions, on June 19, 2017, the court in both the Stokes case and Jenkins case consolidated the cases for purposes of settlement. On June 30, 2017, the parties signed a Settlement Agreement and Release covering both cases and the plaintiffs in the consolidated cases filed an uncontested motion for preliminary approval of the class action settlement and the notice to the class. On August 3, 2017, the court issued a written order preliminarily approving the proposed class settlement. Following the final approval hearing on February 6, 2018, the court entered an order granting final approval of the settlement.
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
At December 31, 2017 and 2016, we had accrued amounts for estimated settlement losses related to legal matters. The Company does not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
We are involved in other litigation matters not described above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
10. Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 193,274, 220,473, and 912,257 were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the years ended December 31, 2017, 2016, and 2015, respectively.
For purposes of considering the Convertible Notes in determining diluted net income (loss) per share, it is the current intent of the Company to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount (the “conversion premium”) in shares of our common stock. Therefore, only the impact of the conversion premium will be included in total dilutive weighted average shares outstanding using the treasury stock method. The dilutive effect of the conversion premium is shown in the table below.
The Warrants sold in connection with the issuance of the Convertible Notes will not be considered in calculating the total dilutive weighted average shares outstanding until the price of the Company’s common stock exceeds the strike price of $57.58 per share, as described in Note 7. When the price of the Company’s common stock exceeds the strike price of the Warrants, the effect of the additional shares that may be issued upon exercise of the Warrants will be included in total dilutive weighted average shares outstanding using the treasury stock method. The Note Hedges purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted net income (loss) per share. Refer to Note 7 for further discussion regarding the Convertible Notes.
As discussed in Note 2, the Company adopted ASU 2016-09 on January 1, 2017. As a result, the weighted average effect of dilutive securities for the year ended December 31, 2017, was calculated without including consideration of windfall tax benefits, resulting in the repurchase of fewer hypothetical shares and a greater dilutive effect. This change was applied on a prospective basis, and dilutive securities for the same period in 2016 have not been adjusted.
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$377	$16,650	$(9,218)
Denominator:
Basic:
Weighted average shares used in computing basic net income (loss) per share:	79,433	76,854	76,689
Diluted:
Weighted average shares used in computing basic net income (loss) per share:	79,433	76,854	76,689
Add weighted average effect of dilutive securities:
Stock options and restricted stock	2,884	989	—
Convertible Notes	81	—	—
Weighted average shares used in computing diluted net income (loss) per share:	82,398	77,843	76,689
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.22	$(0.12)
Diluted	$0.00	$0.21	$(0.12)
11. Income Taxes
The domestic and foreign components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Domestic	$12,424	$23,817	$(15,777)
Foreign	2,817	3,669	2,713
Total	$15,241	$27,486	$(13,064)
Our income tax expense (benefit) consisted of the following components:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$36	$401	$162
State	578	756	797
Foreign	313	449	414
Total current income tax expense	927	1,606	1,373
Deferred:
Federal	14,620	9,055	(5,075)
State	(900)	235	156
Foreign	217	(60)	(300)
Total deferred income tax expense (benefit)	13,937	9,230	(5,219)
Total income tax expense (benefit)	$14,864	$10,836	$(3,846)
The reconciliation of our income tax expense (benefit) computed at the U.S. federal statutory tax rate to the actual income tax expense (benefit) is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Expense derived by applying the Federal income tax rate to income (loss) before income taxes	$5,335	$9,620	$(4,572)
State income tax, net of federal benefit	135	735	561
Foreign income tax	(631)	(922)	(813)
Nondeductible expenses	1,606	545	418
Fair value adjustment on stock acquisition	(17)	150	(52)
Stock-based expense	(19,080)	285	209
Reduction in available Federal NOL	—	255	350
Federal income tax rate reduction	25,070	—	—
Deemed repatriation of foreign earnings	2,211	—	—
Other	235	168	53
Total income tax expense (benefit)	$14,864	$10,836	$(3,846)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Reserves, deferred revenue and accrued liabilities	$16,443	$22,518
Stock-based expense	8,912	17,184
Net operating loss carryforwards and tax credits	42,119	16,193
Deferred tax assets before valuation allowance	67,474	55,895
Valuation allowance	(517)	—
Total deferred tax assets, net of valuation allowance	66,957	55,895
Deferred tax liabilities:
Property, equipment, and software	(15,378)	(25,626)
Intangible assets	(3,940)	(10,514)
Other	(2,752)	(4,090)
Total deferred tax liabilities	(22,070)	(40,230)
Net deferred tax assets	$44,887	$15,665
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
The acquisition of the stock of PEX Software Ltd and its subsidiary PEX Australia Ltd in October 2017 resulted in an additional net deferred tax liability of approximately $0.1 million.
The acquisition of the stock of an On-Site subsidiary, in connection with the acquisition of certain discrete assets of On-Site Manager, Inc. in September 2017, resulted in additional deferred tax liabilities of $1.2 million, primarily related to intangibles.
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
The acquisition of the stock of AssetEye in May 2016 resulted in additional deferred tax liabilities of $0.9 million related to intangibles. The company had no federal or state NOL carryovers related to the AssetEye acquisition.
On December 22, 2017, the Tax Reform Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As a result of the Tax Reform Act, we recorded $25.1 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted, to reduce the carrying value of our net deferred tax assets to reflect the lower U.S. federal corporate tax rate. We also recognized tax expense of $2.2 million as a result of the deemed repatriation of foreign earnings.
Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. In accordance with SAB 118, we have determined that the $25.1 million of deferred tax expense recorded in connection with the remeasurement of our net deferred tax assets and the $2.2 million of tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings are provisional amounts and are reasonable estimates at December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense during 2018 when the analysis is complete.

Because of the deemed repatriation discussed above, all of our estimated foreign earnings have been subjected to U.S. federal income tax. Under the Tax Reform Act, the U.S. is moving away from a worldwide tax system and closer to a territorial tax system for foreign corporation earnings to the extent those earnings are neither Subpart F income, nor subject to a new minimum tax called the global intangible low-taxed income (“GILTI”). Foreign earnings generated after December 31, 2017, that are distributed to RealPage, Inc. as a dividend would receive a 100% dividends received deduction for federal income tax purposes, provided the Subpart F income and GILTI rules do not apply.
We periodically evaluate the realizability of our deferred tax assets. If we determine that it is more likely than not that all or a portion of such assets are not realizable, we provide a valuation allowance against the assets. The determination of the level of valuation allowance, if any, required at any time is based on a forecast of future taxable income that includes many judgments and assumptions. Accordingly, it is at least reasonably possible that future changes in one or more assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods. We had no valuation allowance at December 31, 2016. In 2017, we recognized a $0.3 million valuation allowance against our state NOLs in connection with the adoption of ASU 2016-09, as discussed above, and recorded an additional valuation allowance of $0.2 million against the NOLs of one of our foreign subsidiaries.
Our tax-effected federal, state, and international NOL carryforwards of $36.2 million, $3.9 million, and $0.2 million, respectively, and our combined federal and state tax credits of $1.8 million comprise a major component of our deferred tax assets. If not used, the underlying gross federal NOLs totaling $172.5 million will begin to expire in 2024 and the underlying state NOLs totaling $60.2 million will begin to expire in 2018, with approximately $19.1 million expiring in the next five years. Approximately $0.1 million of our credits expire in 2026, and the balance has no expiration date. Approximately $1.3 million of our tax credits will be fully realizable by 2021.
Net operating losses that we have generated are not currently subject to the Section 382 limitation; however, $30.4 million of net operating losses generated by our subsidiaries prior to our acquisition of them are subject to the Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2035. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three year period also may limit utilization of the federal net operating loss carryforwards.
As a result of our adoption of ASU 2016-09, we began to account for all excess tax benefits and deficits arising from current period stock transactions as part of our income tax provision effective January 1, 2017. During the year ended December 31, 2017, our tax provision was reduced by approximately $19.1 million as a result of excess stock compensation deductions from the vesting of restricted stock and the exercise of stock options during the year. Prior to the adoption of ASU 2016-09, we used the “with-and-without” method, as described in ASC 740, for purposes of determining when excess tax benefits had been realized. In 2016 and 2015, we recognized excess stock compensation benefits from NOLs of $3.1 million and $0.4 million, respectively, and these benefits were recognized as additions to paid-in capital and, thus, did not benefit our tax provision for those years.
Our subsidiary in Hyderabad, India benefited from a tax holiday granted under the Software Technology Parks of India program that began upon commencement of business operations in 2008 and continued through March 31, 2011. During this holiday period, we were required to pay a minimum alternative tax which was available to reduce our post-holiday tax liability. Effective July 8, 2013, this subsidiary began to benefit from a tax holiday under the Special Economic Zone program. This benefit was initially granted for a five years period and applies to a portion of our operations in this location. The expiration of this tax holiday will increase our effective income tax rate. As a result of this tax holiday, the Company realized tax savings of $0.4 million, $0.2 million, and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Our subsidiary in Manila, Philippines has benefited from Philippines income tax holiday incentives pursuant to registration with the Philippine Economic Zone Authority (“PEZA”). We have four PEZA projects that have their own income tax holiday. The tax holiday of one of the projects expired on November 30, 2016. The remaining projects, if not renewed, will expire in 2018 and 2019. Tax savings realized under the Philippine tax holiday incentives were $0.2 million, $0.4 million, and $0.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Uncertain Tax Positions
At December 31, 2017 and 2016, we had no unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized income tax benefits in income tax expense, and as of December 31, 2017 and 2016, there were no accrued interest and penalties.
We file consolidated and separate tax returns in the U.S. federal jurisdiction and five foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2014 and are no longer subject to state and local income tax examinations by tax authorities for years before 2013; however, net operating losses from all years continue to be subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Our subsidiary, RealPage India Private Limited (“RealPage India”), is currently undergoing an income tax examination for the fiscal years beginning April 1, 2011, April 1, 2012, and April 1, 2013. The India income tax authorities have assessed RealPage India additional tax and interest of $0.9 million as a result of these examinations. We believe the assessments are incorrect and have appealed the decisions to the India Commissioner of Income Tax. RealPage India is also under audit for the financial year beginning April 1, 2014, but no assessment has been made at this time.
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

Significant unobservable inputs used in the contingent consideration fair value measurements included the following at December 31, 2017 and 2016:

	2017	2016
Discount rates	16.3%	14.8 - 27.8%
Volatility rates	24.0%	29.9%
Risk free rate of return	1.6%	0.7%
The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, by the fair value hierarchy levels as described above:

	Fair value at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,329	$—	$1,329	$—

Liabilities:
Contingent consideration related to the acquisition of:
AssetEye	247	—	—	247
Axiometrics	167	—	—	167
Total liabilities measured at fair value	$414	$—	$—	$414

	Fair value at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,098	$—	$1,098	$—
Liabilities:
Contingent consideration related to the acquisition of:
Indatus	2	$—	$—	$2
AssetEye	539	—	—	539
Total liabilities measured at fair value	$541	$—	$—	$541
There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the years ended December 31, 2017 and 2016.
Changes in the fair value of Level 3 measurements for the reporting periods were as follows during the years ended December 31, 2017 and 2016, in thousands:

Balance at January 1, 2016	$841
Initial contingent consideration	245
Net gain on change in fair value	(545)
Balance at December 31, 2016	541
Initial contingent consideration	812
Net gain on change in fair value	(939)
Balance at December 31, 2017	$414
Gains and losses resulting from changes in the fair value of the above liabilities are included in “General and administrative” expense in the accompanying Consolidated Statements of Operations.

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
There were no assets measured at fair value on a non-recurring at December 31, 2017. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2017 and 2016.
Financial Instruments
The financial assets and liabilities that are not measured at fair value in our Consolidated Balance Sheets primarily consist of cash and cash equivalents, restricted cash, accounts receivable, cost-method investments, accounts payable and accrued expenses, acquisition-related deferred cash obligations, obligations under the Term Loans, obligations under the Revolving Facility, and the Convertible Notes.
The carrying values of cash and cash equivalents; restricted cash; accounts receivable; and accounts payable and accrued expenses reported in our Consolidated Balance Sheets approximates fair value due to the short term nature of these instruments. Acquisition-related deferred cash obligations are recorded on the date of acquisition at their estimated fair value, based on the present value of the anticipated future cash flows. The difference between the amount of the deferred cash obligation to be paid and its estimated fair value on the date of acquisition is accreted over the obligation period. As a result, the carrying value of acquisition-related deferred cash obligations approximates their fair value. Due to its short-term nature and market-indexed interest rates, we concluded that the carrying value of the Revolving Facility approximated its fair value at December 31, 2017.
Revolving Facility: The fair value of the Revolving Facility was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities, and an estimate of our future payments. We concluded that this fair value measurement should be categorized within Level 3.
Term Loans: The fair value of the Term Loans was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities. We concluded that this fair value measurement should be categorized within Level 2.
Convertible Notes: We estimated the fair value of the Convertible Notes based on quoted market prices as of the last trading day for the year ended December 31, 2017; however, the Convertible Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Convertible Notes could be retired or transferred. We concluded this measurement should be classified within Level 2.
The fair value and carrying value of the Revolving Facility, Term Loans, and Convertible Notes were as follows at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in thousands)
Revolving Facility	$49,427	$50,000	$—	$—
Term Loans	303,806	317,377	122,532	122,126
Convertible Notes	430,301	281,199	—	—
The carrying value of the Term Loans and Convertible Notes are reflected net of unamortized discount and issuance costs in our Consolidated Balance Sheets.
13. Stockholders’ Equity
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

Repurchase activity during the years ended December 31, 2016 and 2015 is detailed in the table below. No shares were acquired under the repurchase program during the year ended December 31, 2017.

	Year Ended December 31,
	2016	2015
Number of shares repurchased	1,012,823	1,798,199
Weighted-average cost per share	$20.98	$19.51
Total cost of shares repurchased, in thousands	$21,244	$35,083
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
The effective portion of changes in the fair value of the Swap Agreements is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the Swap Agreements is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to the Swap Agreements will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that an additional $0.7 million will be reclassified as a decrease to interest expense during the twelve-month period ending December 31, 2018.
As of December 31, 2017, the Swap Agreements were still outstanding. The table below presents the notional and fair values of the Swap Agreements as well as their classification on the Consolidated Balance Sheets as of December 31, 2017 and 2016:

	Balance Sheet Location	Notional	Fair Value
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Swap agreements as of December 31, 2017	Other assets	$75,000	$1,329
Swap agreements as of December 31, 2016	Other assets	$75,000	$1,098
As of December 31, 2017, the Company has not posted any collateral related to the Swap Agreements. If the Company had breached any of the Swap Agreement’s default provisions at December 31, 2017, it could have been required to settle its obligations under the Swap Agreements at their termination value of $1.3 million.
The table below presents the amount of gains and/or losses related to the effective and ineffective portions of the Swap Agreements and their location on the Consolidated Statements of Operations for the fiscal years ended December 31, 2017 and 2016:

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
	(in thousands)
Year Ended December 31, 2017:
Swap agreements, net of tax	$318	Interest expense and other	$(77)	Interest expense and other	$(54)
Year Ended December 31, 2016:
Swap agreements, net of tax	$400	Interest expense and other	$136	Interest expense and other	$152

15. Comprehensive Income (Loss)
The following table presents the changes, and related tax effects, of each component of accumulated other comprehensive income (loss) for the fiscal years ended December 31, 2017, 2016, and 2015:

	Foreign Currency	Swap Agreements	Total
	(in thousands)
Balance as of January 1, 2015	$(209)	$—	$(209)
Other comprehensive loss, net	(337)	—	(337)
Balance at December 31, 2015	(546)	—	(546)
Other comprehensive (loss) income, net	(43)	720	677
Reclassification into earnings	—	226	226
Income tax provision	—	(410)	(410)
Balance at December 31, 2016	(589)	536	(53)
Other comprehensive income, net	55	427	482
Reclassification into earnings	—	(141)	(141)
Income tax provision	—	(45)	(45)
Balance at December 31, 2017	$(534)	$777	$243
16. Customer Deposits Held in Restricted Accounts
In connection with our payment processing services, we collect tenant funds and subsequently remit these tenant funds to our clients after varying holding periods. These funds are settled through our Originating Depository Financial Institution (“ODFI”) custodial accounts at major banks. The ODFI custodial account balance was $74.8 million and $76.4 million, and the related client deposit liability was $74.9 million and $76.4 million at December 31, 2017 and 2016, respectively. The ODFI custodial account balances are included in our Consolidated Balance Sheets as restricted cash. The corresponding liability for these custodial balances is reflected as client deposits. In connection with the timing of our payment processing services, we are exposed to credit risk in the event of nonperformance by other parties, such as returned checks. We utilize credit analysis and other controls to manage the credit risk exposure. We have not experienced any material credit losses to date. Any expected losses are included in our allowance for doubtful accounts. The ODFI custodial accounts are in the name of RealPage Payment Processing Services, Inc. (“RPPS”), a bankruptcy-remote, special-purpose entity, that is a wholly owned subsidiary of the Company. We provide processing and administrative services to RPPS through a services agreement. The obligations of RPPS under the ODFI custodial account agreements are guaranteed by us.
We offer invoice processing services to our clients as part of our overall utility management solution. This service includes the collection of invoice payments from our clients and remitting the payments to the utility company. We had $14.6 million and $5.8 million in restricted cash and $14.6 million and $5.7 million in client deposits related to these services at December 31, 2017 and 2016, respectively.
In connection with our renter insurance products, we collect premiums from policy holders and subsequently remit the premium, net of our commission, to the underwriter. We maintain separate accounts for these transactions. We had $6.6 million and $1.5 million in restricted cash related to these renter insurance products at December 31, 2017 and 2016, respectively. Related to these renter insurance products, we had $6.6 million and $1.5 million in client deposits at December 31, 2017 and 2016, respectively.
17. Employee Benefit Plans
In 1998, our board of directors approved a defined contribution plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code. Our 401(k) Plan (“Plan”) covers substantially all employees who meet a minimum service requirement. Contributions of $2.9 million, $2.4 million, and $1.9 million were made by us under the Plan for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company sponsors various retirement plans for its non-U.S. employees. Accrued liabilities related to obligations under these plans totaled $1.2 million, $0.9 million, and $0.7 million as of December 31, 2017, 2016, and 2015, respectively, and are included in current liabilities in the accompanying Consolidated Balance Sheets.

18. Cost Method Investments
In August 2016, we acquired a minority interest in Compstak, Inc. (“Compstak”), which is an unrelated company that specializes in the aggregation of commercial lease data. The shares we acquired represent an ownership interest of less than 20%. We evaluated our relationship with Compstak and determined we do not have significant influence over its operations nor is it economically dependent upon us. The carrying value of this investment at December 31, 2017 and 2016, was $3.0 million and is included in “Other assets” in the accompanying Consolidated Balance Sheets.
19. Selected Quarterly Financial Data (unaudited)
The following is unaudited quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue:
On demand	$180,104	$161,578	$154,727	$146,213	$141,627	$140,883	$136,610	$123,411
On premise	662	648	659	675	695	682	687	772
Professional and other	6,914	6,832	5,920	6,031	6,749	6,390	5,422	4,200
Total revenue	187,680	169,058	161,306	152,919	149,071	147,955	142,719	128,383
Gross profit	114,167	99,710	93,762	89,877	87,707	83,844	80,641	73,635
Net (loss) income	(20,865)	6,834	6,213	8,195	7,361	4,210	2,083	2,996
Net (loss) income per share attributable to common stockholders
Basic	$(0.26)	$0.09	$0.08	$0.10	$0.09	$0.05	$0.03	$0.04
Diluted	(0.26)	0.08	0.08	0.10	0.09	0.05	0.03	0.04
The above quarterly financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein.
20. Subsequent Events
In January 2018, we paid $2.0 million in cash in return for a convertible promissory note (“Note”) from WayBlazer, Inc. (“WayBlazer”), which is an unrelated company that specializes in an artificial intelligence platform for the travel industry. The Note bears interest at 8% per annum and matures in January 2021. The Note is convertible into WayBlazer’s common stock shares upon a qualified financing event, as defined in the Note. If converted, the shares would represent an ownership interest of approximately 8%.
We also entered into a strategic development agreement (“Development Agreement”) with WayBlazer for the development of property management applications. Under the terms of the Development Agreement, we will pay direct development costs and a license fee to use any property management applications developed. The initial license has a term of five years. At the end of the license term, and under certain other circumstances, the Company has the right to purchase a perpetual license for the applications.

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
Under supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 framework). Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain businesses which we acquired during 2017 (i.e. Axiometrics, American Utility Management, On-Site, and Lease Rent Options), which businesses are included in the 2017 Consolidated Financial Statements of the Company.

•	Axiometrics constituted approximately 5% of our consolidated total assets as of December 31, 2017, and 2% of our consolidated total revenues for the year then ended.

•	American Utility Management constituted approximately 5% of our consolidated total assets as of December 31, 2017, and 3% of our consolidated total revenues for the year then ended.

•	On-Site constituted approximately 17% of our consolidated total assets as of December 31, 2017, and 2% of our consolidated total revenues for the year then ended.

•	Lease Rent Options constituted approximately 20% of our consolidated total assets as of December 31, 2017, and less than 1% of our consolidated total revenues for the year then ended.
Based on our evaluation using criteria set by COSO, management concluded internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which is stated in their report included in Part II Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls
There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

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
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
REALPAGE, INC.
December 31, 2017
(in thousands)
Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions Charged to Income	Deductions (1)	Balance at End of Year
Year ended December 31:
2015	$2,363	$3,377	$(3,422)	$2,318
2016	2,318	4,786	(4,636)	2,468
2017	2,468	4,458	(2,975)	3,951

(1)	Uncollectible accounts written off, net of recoveries, and administrative corrections

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richardson, State of Texas, on this 28th day of February, 2018.

REALPAGE, INC.

By:	/s/ Stephen T. Winn
Stephen T. Winn
Chairman of the Board of Directors, Chief Executive Officer,
President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen T. Winn Stephen T. Winn	Chairman of the Board of Directors, Chief Executive Officer, President and Director (Principal Executive Officer)	2/28/2018

/s/ W. Bryan Hill W. Bryan Hill	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	2/28/2018

/s/ Alfred R. Berkeley Alfred R. Berkeley	Director	2/28/2018

/s/ Peter Gyenes Peter Gyenes	Director	2/28/2018

/s/ Scott S. Ingraham Scott S. Ingraham	Director	2/28/2018

/s/ Charles F. Kane Charles F. Kane	Director	2/28/2018

/s/ Jeffrey T. Leeds Jeffrey T. Leeds	Director	2/28/2018

/s/ Jason A. Wright Jason A. Wright	Director	2/28/2018

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
2.1
Asset Purchase Agreement dated February 27, 2017 between the Registrant and The Rainmaker Group Holdings, Inc., a Georgia corporation, The Rainmaker Group Ventures, LLC, a Delaware limited liability company, The Rainmaker Group Real Estate, LLC, a Georgia limited liability company, The Rainmaker Group - Rent Jungle LLC, a Georgia limited liability company, and The Rainmaker Group Data, LLC, a Georgia limited liability company, Bruce Barfield, an individual, Tamara Farley, an individual, The Bruce Allen Barfield Trust, dated December 27, 2011, The Tamara Tanner Farley Trust, dated December 27, 2011, and John C. Alexander, an individual**
		10-Q	5/8/2017	2.1
2.2
First Amendment dated May 11, 2017, to Asset Purchase Agreement dated February 27, 2017 between the Registrant and The Rainmaker Group Holdings, Inc., a Georgia corporation, The Rainmaker Group Ventures, LLC, a Delaware limited liability company, The Rainmaker Group Real Estate, LLC, a Georgia limited liability company, The Rainmaker Group - Rent Jungle LLC, a Georgia limited liability company, and The Rainmaker Group Data, LLC, a Georgia limited liability company, Bruce Barfield, an individual, Tamara Farley, an individual, The Bruce Allen Barfield Trust, dated December 27, 2011, The Tamara Tanner Farley Trust, dated December 27, 2011, and John C. Alexander, an individual
		10-Q	11/7/2017	2.2
2.3
Second Amendment dated August 1, 2017, to Asset Purchase Agreement dated February 27, 2017 between the Registrant and The Rainmaker Group Holdings, Inc., a Georgia corporation, The Rainmaker Group Ventures, LLC, a Delaware limited liability company, The Rainmaker Group Real Estate, LLC, a Georgia limited liability company, The Rainmaker Group - Rent Jungle LLC, a Georgia limited liability company, and The Rainmaker Group Data, LLC, a Georgia limited liability company, Bruce Barfield, an individual, Tamara Farley, an individual, The Bruce Allen Barfield Trust, dated December 27, 2011, The Tamara Tanner Farley Trust, dated December 27, 2011, and John C. Alexander, an individual
		10-Q	11/7/2017	2.3
2.4
Third Amendment dated December 4 2017, to Asset Purchase Agreement dated February 27, 2017 between the Registrant and The Rainmaker Group Holdings, Inc., a Georgia corporation, The Rainmaker Group Ventures, LLC, a Delaware limited liability company, The Rainmaker Group Real Estate, LLC, a Georgia limited liability company, The Rainmaker Group - Rent Jungle LLC, a Georgia limited liability company, and The Rainmaker Group Data, LLC, a Georgia limited liability company, Bruce Barfield, an individual, Tamara Farley, an individual, The Bruce Allen Barfield Trust, dated December 27, 2011, The Tamara Tanner Farley Trust, dated December 27, 2011, and John C. Alexander, an individual **

					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
2.5	Asset Purchase Agreement dated July 28, 2017 between the Registrant, RP Newco XXII LLC, a Delaware limited liability company and wholly owned subsidiary of Registrant, and On-Site Manager, Inc., a California corporation, Relocation Services, Inc., a Wyoming corporation and wholly owned subsidiary of On-Site, On-Site Data, Inc., a Wyoming corporation and wholly owned subsidiary of On-Site, and certain other affiliated parties and significant stockholders of On-Site**	10-Q	11/7/2017	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	7/26/2010	3.2
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers	S-1	4/29/2010	10.1
10.2	Amended and Restated 1998 Stock Incentive Plan (June 2010)+	S-1	6/7/2010	10.2G
10.3	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	4/29/2010	10.2A, 10.2B, 10.2C, 10.2D
10.4	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	6/7/2010	10.2E, 10.2F, 10.2H
10.5	Form of Director's Nonqualified Stock Option Agreement+	S-1	4/29/2010	10.3
10.6	Form of Notice of Grant of Restricted Shares (Outside Directors)+	S-1	6/7/2010	10.49
10.7	2010 Equity Incentive Plan, as Amended and Restated June 4, 2014+	DEF-14A	4/17/2014	Appendix A
10.8	First Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	1/21/2015	10.1
10.9	Second Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	4/7/2015	10.1
10.10	Third Amendment to the Amended and Restated 2010 Equity Incentive Plan+	10-Q	5/6/2016	10.1
10.11	Fourth Amendment to the RealPage, Inc. 2010 Equity Incentive Plan, as amended and restated, dated February 16, 2017+	10-Q	5/8/2017	10.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
10.12	Forms of Stock Option Award Agreements and Restricted Stock Award Agreements approved for use under the 2010 Equity Incentive Plan+	S-8	8/17/2010	4.6, 4.7, 4.8, 4.9
10.13	Stand-Alone Stock Option Agreement between the Registrant and Peter Gyenes, dated February 25, 2010+	S-1	4/29/2010	10.7
10.14	Form of Stock Bonus Agreement between the Registrant and Stephen T. Winn, dated as of February 24, 2014+	8-K	2/24/2014	10.2
10.15	Amendment No. 1 to Stock Bonus Agreement between the Registrant and Stephen T. Winn, dated as of July 31, 2014+	8-K	8/4/2014	10.1
10.16	Form of Stock Bonus Agreement between the Registrant and each of W. Bryan Hill and William Chaney, dated as of July 31, 2014+	8-K	8/4/2014	10.2
10.17	Form of Stock Option Award Agreement between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.1
10.18	Form of Stock Option Award Agreement between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.2
10.19	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.3
10.20	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.4
10.21	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.5
10.22	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.6
10.23	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.4
10.24	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.5
10.25	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.6
10.26	Form of 2017 Management Incentive Plan+	10-Q	5/8/2017	10.4
10.27	RealPage, Inc. Management Incentive Plan+	DEF-14A	4/17/2014	Appendix B
10.28	Employment Agreement between the Registrant and W. Bryan Hill, dated March 24, 2014+	8-K	3/24/2014	10.1
10.29	Amended and Restated Employment Agreement between the Registrant and Stephen T. Winn dated as of March 1, 2015+	8-K	3/5/2015	10.11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
10.30	Amended and Restated Employment Agreement between the Registrant and Stephen T. Winn dated as of October 26, 2016+	8-K	10/31/2016	10.1
10.31	Amended and Restated Employment Agreement between the Registrant and W. Bryan Hill dated as of March 1, 2015+	8-K	3/5/2015	10.12
10.32	Amended and Restated Employment Agreement between the Registrant and William Chaney dated as of March 1, 2015+	8-K	3/5/2015	10.13
10.33	Employment Agreement between the Registrant and David Monk, dated May 1, 2015+	10-Q	8/7/2015	10.18
10.34	Employment Agreement between the Registrant and Ashley Chaffin Glover, dated August 3, 2016+	10-Q	11/8/2016	10.2
10.35	Exhibit I to the Employment Agreement between the Registrant and Ashley Glover referenced herein as Exhibit 10.34+	8-K	3/5/2015	10.4
10.36	Exhibit II to the Employment Agreement between the Registrant and Ashley Glover referenced herein as Exhibit 10.34+	8-K	3/5/2015	10.6
10.37	Employment Agreement between Registrant and Andrew Blount, dated December 11, 2015+	10-Q	5/8/2017	10.6
10.38	Amendment to Employment Agreement between Registrant and Andrew Blount, dated January 4, 2016+	10-Q	5/8/2017	10.7
10.39	Lease Agreement dated June 2, 2015 by and between the Registrant and Lakeside Campus Partners, LP	8-K	6/4/2015	10.1
10.40	First Amendment to the Lease Agreement dated July 27, 2015 by and between the Registrant and Lakeside Campus Partners, LP	10-Q	8/7/2015	10.20
10.41	Second Amendment to the Lease Agreement dated July 8, 2016 by and between the Registrant and Lakeside Campus Partners, LP	10-Q	11/8/2016	10.1
10.42	Credit Agreement by and among the Registrant, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, dated September 30, 2014	10-Q	11/10/2014	10.1
10.43	First Amendment to Credit Agreement and Incremental Amendment among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated February 26, 2016	10-Q	5/6/2016	10.2
10.44	Second Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated February 15, 2017	10-Q	5/8/2017	10.1
10.45	Third Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated February 27, 2017	10-Q	5/8/2017	10.2
10.46	Fourth Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated April 3, 2017	10-Q	5/8/2017	10.3

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
10.47	Fifth Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated May 11, 2017	10-Q	8/4/2017	10.2
10.48	Sixth Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated August 14, 2017	10-Q	11/7/2017	10.1
10.49	Collateral Agreement by and among the Registrant, certain of its subsidiaries from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of September 30, 2014	10-Q	11/10/2014	10.2
10.50	Guaranty Agreement made by certain domestic subsidiaries of Registrant in favor of Wells Fargo Bank, National Association, as administrative agent, dated as of September 30, 2014	10-Q	11/10/2014	10.3
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X

+	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith.

**	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.