Form 10-Q
period 2018-03-31
REALPAGE INC
filed 2018-05-10
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 20, 2018
Common Stock, $0.001 par value	85,075,874

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,646	$69,343
Restricted cash	112,478	96,002
Accounts receivable, less allowance for doubtful accounts of $7,821 and $3,951 at March 31, 2018 and December 31, 2017, respectively	101,005	124,505
Prepaid expenses	15,400	12,107
Other current assets	9,838	6,622
Total current assets	340,367	308,579
Property, equipment, and software, net	145,522	148,428
Goodwill	751,017	751,052
Identified intangible assets, net	238,704	252,337
Deferred tax assets, net	45,205	44,887
Other assets	19,533	11,010
Total assets	$1,540,348	$1,516,293
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,020	$26,733
Accrued expenses and other current liabilities	76,284	79,379
Current portion of deferred revenue	109,965	116,622
Current portion of term loans	16,133	14,116
Customer deposits held in restricted accounts	112,334	96,057
Total current liabilities	343,736	332,907
Deferred revenue	5,457	5,538
Revolving facility	50,000	50,000
Term loans, net	299,343	303,261
Convertible notes, net	284,046	281,199
Other long-term liabilities	35,739	41,513
Total liabilities	1,018,321	1,014,418
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized, 87,160,085 and 87,153,085 shares issued and 84,507,545 and 83,180,401 shares outstanding at March 31, 2018 and December 31, 2017, respectively	87	87
Additional paid-in capital	651,996	637,851
Treasury stock, at cost: 2,652,540 and 3,972,684 shares at March 31, 2018 and December 31, 2017, respectively	(68,407)	(61,260)
Accumulated deficit	(61,924)	(75,046)
Accumulated other comprehensive income	275	243
Total stockholders’ equity	522,027	501,875
Total liabilities and stockholders’ equity	$1,540,348	$1,516,293
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
On demand	$193,300	$146,213
Professional and other	8,001	6,706
Total revenue	201,301	152,919
Cost of revenue	76,660	63,042
Gross profit	124,641	89,877
Operating expenses:
Product development	29,040	20,387
Sales and marketing	50,241	35,147
General and administrative	27,090	24,251
Total operating expenses	106,371	79,785
Operating income	18,270	10,092
Interest expense and other, net	(7,670)	(1,086)
Income before income taxes	10,600	9,006
Income tax (benefit) expense	(301)	811
Net income	$10,901	$8,195

Net income per share attributable to common stockholders:
Basic	$0.13	$0.10
Diluted	$0.13	$0.10
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	81,166	78,263
Diluted	84,817	81,386
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$10,901	$8,195
Gain on interest rate swaps, net	159	106
Foreign currency translation adjustment	(127)	(50)
Comprehensive income	$10,933	$8,251
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balance as of December 31, 2017	87,153	$87	$637,851	$243	$(75,046)	(3,973)	$(61,260)	$501,875
Cumulative effect of adoption of ASU 2014-09	—	—	—	—	2,221	—	—	2,221
Issuance of common stock	7	—	5,038	—	—	241	—	5,038
Issuance of restricted stock	—	—	(1,303)	—	—	1,336	1,303	—
Treasury stock purchases, at cost	—	—	—	—	—	(257)	(8,450)	(8,450)
Stock-based expense	—	—	10,410	—	—	—	—	10,410
Interest rate swap agreements	—	—	—	258	—	—	—	258
Foreign currency translation	—	—	—	(127)	—	—	—	(127)
Reclassification of realized gain on cash flow hedge to earnings, net of tax	—	—	—	(99)	—	—	—	(99)
Net income	—	—	—	—	10,901	—	—	10,901
Balance as of March 31, 2018	87,160	$87	$651,996	$275	$(61,924)	(2,653)	$(68,407)	$522,027
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$10,901	$8,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,260	14,440
Amortization of debt discount and issuance costs	3,012	89
Deferred taxes	(1,154)	243
Stock-based expense	10,318	10,092
Loss on disposal and impairment of other long-lived assets	942	24
Acquisition-related consideration	402	121
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	15,648	5,987
Prepaid expenses and other current assets	(3,738)	(845)
Other assets	(1,015)	(655)
Accounts payable	6,943	1,084
Accrued compensation, taxes, and benefits	(7,391)	(5,556)
Deferred revenue	(3,031)	1,810
Customer deposits	16,277	12,723
Other current and long-term liabilities	(603)	(769)
Net cash provided by operating activities	70,771	46,983
Cash flows from investing activities:
Purchases of property, equipment, and software	(12,660)	(9,925)
Acquisition of businesses, net of cash acquired	—	(66,103)
Purchase of other investment	(1,800)	—
Net cash used in investing activities	(14,460)	(76,028)
Cash flows from financing activities:
Payments on term loans	(2,016)	—
Deferred financing costs	(1,087)	(1,288)
Payments on capital lease obligations	(114)	(101)
Payments of acquisition-related consideration	(776)	(6,461)
Issuance of common stock	5,038	7,927
Purchase of treasury stock related to stock-based compensation	(8,450)	(3,576)
Net cash used in financing activities	(7,405)	(3,499)
Net increase (decrease) in cash, cash equivalents and restricted cash	48,906	(32,544)
Effect of exchange rate on cash	(127)	(50)
Cash, cash equivalents and restricted cash:
Beginning of period	165,345	188,540
End of period	$214,124	$155,946
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental cash flow information:
Cash paid for interest	$2,886	$789
Cash (received) paid for income taxes, net	$(71)	$325
Non-cash investing activities:
Accrued property, equipment, and software	$675	$9,941

       The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$101,646	$59,516
Restricted cash	112,478	96,430
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash flows	$214,124	$155,946
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
During May 2018, the Company learned it was the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that was acquired by the Company in 2017. The incident resulted in the diversion of approximately $8 million of funds intended for disbursement to three clients. RealPage immediately notified relevant financial institutions and certain government agencies of the incident and restored all funds to the client accounts. No client consumer data was compromised.
The Company immediately engaged a leading forensics firm to investigate the incident. The intrusion was limited to the external third party system used by its subsidiary that the Company was migrating to the core Company platform. Although the investigation is ongoing, there is no evidence at this time that this event involved access to any other Company systems, including operational, security or proprietary risk management systems, whether corporate or client-facing. The Company has taken action to remediate the security weakness that gave rise to the incident. While certain remedial actions have been completed, the Company continues to actively plan for and implement additional control procedures.
This incident did not have an impact on the business, cash flows, financial condition or results of operations of the Company for the three months ended March 31, 2018. The Company maintains insurance coverage to limit its losses related to criminal and network security events. During the three months ended June 30, 2018, the Company expects to take a charge related to the diverted funds and other associated expenses offset by a receivable for amounts deemed probable of recovery from applicable insurance coverage. Presently, the Company believes that such net charge will not be material to its 2018 financial results.
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
These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 1, 2018 (“Form 10-K”).
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the three months ended March 31, 2018 and 2017 was earned in the United States. Net property, equipment, and software located in the United States amounted to $136.9 million and $140.0 million at March 31, 2018 and December 31, 2017, respectively. Net property, equipment, and software located in our international subsidiaries amounted to $8.6 million and $8.4 million at March 31, 2018 and December 31, 2017, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, Spain, and India at both March 31, 2018 and December 31, 2017.

Concentrations of Credit Risk
Our cash accounts are maintained at various financial institutions and may, from time to time, exceed federally insured limits. The Company has not experienced any losses in such accounts.
Concentrations of credit risk with respect to accounts receivable result from substantially all of our clients being in the residential rental housing market. Our clients, however, are dispersed across different geographic areas. We do not require collateral from clients. We maintain an allowance for doubtful accounts for credits we offer our clients in certain instances and to reflect our best estimate of the amount of consideration we will ultimately receive based on relevant factors such as our historical experience, current contractual requirements, potential client buying patterns, age of the outstanding balance, and our clients’ ability to pay.
No single client accounted for 10% or more of our revenue or accounts receivable for the three months ended March 31, 2018 or 2017.
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
Accounts Receivable
Accounts receivable primarily represent trade receivables from clients that are recorded at the invoice amount, net of an allowance for doubtful accounts and credits. For certain transactions, we have met the requirements to recognize revenue in advance of invoicing the client. In these instances, we record unbilled receivables for the amount that will be due from the client upon invoicing.
We maintain an allowance for doubtful accounts for credits we offer our clients in certain instances and to reflect the Company’s best estimate of the amount of consideration to which it is entitled and that it will ultimately receive. In evaluating the sufficiency of the allowance for doubtful accounts, we consider relevant factors such as the Company’s historical experience, current contractual requirements, potential client buying patterns, age of the outstanding balance, and our clients’ ability to pay. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. A portion of our allowance is for services not yet rendered and is therefore classified as an offset to deferred revenue.
Accounts receivable are written off upon determination of non-collectability following established Company policies. During the three months ended March 31, 2018 and 2017, we incurred bad debt expense of $0.6 million and $0.4 million, respectively.
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
Deferred Revenue
Deferred revenue primarily consists of billings issued or payments received for service obligations we have not yet completed. For several of our solutions, we invoice our clients in annual, monthly, or quarterly installments in advance of the commencement of the service period. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancellable subscription agreements. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.
Revenue Recognition
We derive our revenue from two primary sources: (1) on demand software solutions and (2) professional services and other goods and services. We recognize revenue as we satisfy one or more service obligations under the terms of a contract, generally as control of goods and services are transferred to our clients. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We include estimates of variable consideration in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.
We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a client;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.
On Demand Revenue
Our on demand revenue consists of license and subscription fees, transaction fees related to certain of our software-enabled value-added services, and commissions derived from our sales of certain risk mitigation services.
We generally recognize revenue from subscription fees on a straight-line basis over the access period beginning on the date that we make our service available to the client. Our subscription agreements generally are non-cancellable, have an initial term of one year or longer and are billed either monthly or annually in advance. Recognition on subscription fees starts and is recorded when, or as, service obligations are satisfied. Non-refundable upfront fees billed at the initial order date that are not associated with an upfront service obligation are recognized as revenue on a straight-line basis over the period over which the client is expected to benefit, which we consider to be three years.
We recognize revenue from transaction fees in the month the related services are performed based on the amount we have a right to invoice.
As part of our resident services offerings, we offer risk mitigation services to our clients by acting as an insurance agent and derive commission revenue from the sale of insurance products to our clients’ residents. The commissions are based upon a percentage of the premium that our insurance company underwriting partners charge to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. Our contracts with our underwriting partners also provide for contingent commissions to be paid to us in accordance with the agreements. Such commissions are variable in nature and based on a calculation that considers, on the policies sold by us, earned premiums less i) earned agent commissions; ii) a percent of premium retained by our underwriting partner; iii) incurred losses; and iv) profit retained by our underwriting partner during the time period. Our estimate of contingent commission revenue considers historical loss experience on the policies sold by us. If the policy is cancelled, our commissions are forfeited as a percent of the unearned premium. As a result, we recognize commissions related to these services as earned ratably over the policy term.
Professional and Other Revenue
Professional services and other revenues generally consists of the fees we receive for providing implementation and consulting services, submeter equipment and ongoing maintenance of our existing on premise licenses.
Professional services are billed either on a fixed rate per hour (time) and materials basis or on a fixed price basis, and revenue is recognized over time as we perform the obligation. Professional services are typically sold bundled in a contract with other on demand solutions but may be sold separately. Professional service contracts sold separately generally have terms of one year or less. For bundled arrangements, where the Company accounts for individual services as a separate performance obligation, the transaction price is allocated between separate services in the bundle based on their relative standalone selling prices.
Other revenues consist primarily of submeter equipment sales that include related installation services. Such sales are considered bundled, and revenue from these bundled sales is recognized in proportion to the number of fully installed units completed to date as compared to the total contracted number of units to be provided and installed. For all other equipment sales, we generally recognize revenue when control of the hardware has transferred to our client. Revenue recognized for on premise software sales generally consists of annual maintenance renewals on existing term or perpetual licenses, which is recognized ratably over the service period.
Contracts with Multiple Performance Obligations
The majority of the contracts we enter into with clients, including multiple contracts entered into at or near the same time with the same client, require us to provide one or more on demand software solutions, professional services and/or equipment. For these contracts, we account for individual performance obligations separately i) if they are distinct or ii) if the promised obligations represent a series of distinct services that are substantially the same and have the same pattern of transfer to the client. Once we determine the performance obligations, we determine the transaction price, which includes estimating the amount of variable consideration, if any, to be included in the transaction price. If the contract contains a single performance obligation, we allocate the entire transaction price to the single performance obligation. For contracts with multiple performance obligations, we allocate the transaction price to the separate performance obligations on a relative standalone selling price basis. The standalone selling prices of our services are typically estimated using a market assessment approach based on our overall pricing objectives taking into consideration market conditions and other factors including the number of solutions sold, client demographics, and the number and types of users within our contracts.
Sales, value add, and other taxes we collect from clients and remit to governmental authorities are excluded from revenues.
Reserves for Variable Consideration
We recognize revenues from on demand and professional service sales at the net sales price (transaction price), which includes estimates of reserves we establish for credits we offer our clients in certain instances. These reserves are based on the amounts expected to be credited on the related sales and are classified as reductions of revenue and the related accounts receivable. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and trends, and forecasted buying and payment patterns. These reserves reduce revenue to an amount that reflects the Company’s best estimates of the amount of consideration to which it is entitled and that it will ultimately receive based on the terms of the contract. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which will affect net revenue and earnings in the period such variances become known.
Deferred Commissions
Sales commissions, including sales-based incentive payments, earned by our direct sales force are considered incremental and recoverable costs of obtaining a contract with a client. These costs are deferred in “Other current assets” and “Other assets” and amortized into “Sales and marketing expense” on a straight line basis over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our client contracts, our technology, historical pricing practices and other factors. We periodically review these capitalized costs for impairment.
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
Recently Adopted Accounting Standards
Accounting Standards Update 2014-09
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended by certain supplementary ASU’s released in 2016, replaces all current GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard requires the recognition of revenue when promised goods or services are transferred to clients in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a client. Collectively, we refer to Topic 606 and Subtopic 340-40 as the “new revenue standard” or “ASC 606.”
We adopted the requirements of the new revenue standard on January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings at the beginning of 2018. Comparative information from prior year periods has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effects of the changes made to our condensed consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
	(in thousands)
Assets
Accounts receivable, less allowance for doubtful accounts	$124,505	$(7,925)	$116,580
Other current assets	6,622	2,771	9,393
Deferred tax assets, net	44,887	(780)	44,107
Other assets	11,010	4,459	15,469
Liabilities
Current portion of deferred revenue	116,622	(3,696)	112,926
Stockholders’ Equity
Accumulated deficit	(75,046)	2,221	(72,825)
Adoption of the new revenue standard resulted in changes to our accounting policies for revenue recognition, certain variable considerations, and commissions expense. The adoption of the new revenue standard did not have a significant effect on our revenue; however, it did have an impact on the timing of when we expense commission costs incurred to obtain a contract and the reserves we establish for variable consideration from credits or other pricing accommodations we provide our clients. We expect the effect of the new revenue standard to be immaterial to our revenue on an ongoing basis. The primary effect to our net income on an ongoing basis relates to the reserve for credit accommodations and deferral of incremental commission costs incurred to obtain new contracts. Under the new revenue standard, we accrue for credit accommodations in our reserve during the month of billing and credits reduce this reserve when issued. Further, we now initially defer commission costs and amortize these costs to expense over a period of benefit that we have determined to be three years.
See Note 4 for additional required disclosures related to the impact of adopting the new revenue standard and our accounting for costs to obtain a contract.
Accounting Standards Update 2016-18
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This ASU must be adopted retrospectively.
We adopted ASU 2016-18 effective January 1, 2018. As a result of our adoption, changes in customer deposits held in restricted accounts will result in an increase or reduction in our cash flows from operating activities. Under previous rules, such changes were largely offset by the corresponding change in restricted cash and had a minimal impact on our statement of cash flows. The prior period financial statements included in this filing have been adjusted to reflect the adoption of ASU 2016-18. The effects of those adjustments to the Condensed Consolidated Statements of Cash Flows have been summarized in the table below:

	Originally Reported	Effect of Change	As Adjusted
	(in thousands)
Statement of Cash Flows for the three months ended March 31, 2017
Net cash provided by operating activities	$34,207	$12,776	$46,983
Cash, cash equivalents and restricted cash at end of period	59,516	96,430	155,946
Accounting Standards Update 2017-09
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the fair value, vesting conditions, or award classification (as equity or liability) and would not be required if the changes are considered non-substantive. This new standard was effective for the Company on January 1, 2018. Adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements.
Accounting Standards Update 2017-01
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business to assist entities with evaluating whether a set of transferred assets and activities (a "set") is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the set is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The provisions of this ASU became effective for the Company on January 1, 2018, and the adoption did not have a significant impact on our classification of businesses and complementary technologies acquired.
Accounting Standards Update 2016-01
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) in February 2018, which provides clarification on certain guidance issued under ASU 2016-01. Among other things, ASU 2016-01 eliminates the cost method of accounting and requires that investments in equity securities that were previously accounted for under the cost method must now be measured at fair value, with changes in fair value recognized in net income. Equity instruments that do not have readily determinable fair values may be measured at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. This ASU became effective on January 1, 2018. The Company holds an investment which was accounted for under the cost method of accounting prior to January 1, 2018, which does not have a readily determinable fair value and has had no observable price change. Therefore, we continue to measure this investment at cost, less any impairment. The adoption of this standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides companies the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (“Tax Reform Act”) to retained earnings. ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. Early adoption is permitted. We are currently evaluating this ASU, but the adoption is not expected to have a material impact on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. Certain of the amendments in this ASU as they relate to cash flow hedges, eliminate the requirement to separately record hedge ineffectiveness currently in earnings. Instead, the entire change in the fair value of the hedging instrument is recorded in Other Comprehensive Income (“OCI”), and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. Additionally, this ASU simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The changes in this ASU will be applied on a modified retrospective basis through a cumulative effect adjustment to the opening balance of retained earnings as of the initial application date.
While we are continuing to assess all potential impacts of ASU 2017-12 on our consolidated financial statements, its most immediate effect will be the initial recognition of the entire change in the fair value of our interest rate swaps in other comprehensive income. Similar to our current treatment of the effective portion of a change in fair value, the ineffective portion will be reclassified into interest expense as interest payments are made on our variable rate debt. Under our current practice, the ineffective portion is initially recorded as a component of interest expense in the period of change. We have not yet selected an adoption date and do not expect the changes in the ASU to have a material impact on our consolidated financial statements.
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
ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. On March 7, 2018, the FASB affirmed a proposal that allows entities to apply the legacy ASC 840 guidance and relevant disclosure requirements to comparative periods. The Company anticipates electing the new transition approach when it adopts this ASU on January 1, 2019. We have formed a team to identify and analyze our existing lease agreements and are in the process of implementing changes to our systems, processes, disclosures and internal controls in conjunction with such review. The team has begun assessing the population for the new standard and evaluating the impact to our consolidated financial statements. We anticipate the standard will have a material impact on our balance sheet, but do not expect a material impact to the income statement. The most significant impact will be from the recognition of right of use assets and lease liabilities for operating leases, while we expect our accounting for finance leases to remain substantially unchanged.
3. Acquisitions
Current Acquisition Activity
No acquisitions were completed during the three months ended March 31, 2018.
2017 Acquisitions
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
The acquired identified intangible assets consisted of developed technology, client relationships, and trade names. These intangible assets were assigned estimated useful lives of seven, ten, and two years, respectively. Preliminary goodwill recognized of $203.2 million is primarily comprised of anticipated synergies from leveraging LRO’s repository of lease transaction data and data science talent with our existing platform of pricing, demand, and credit optimization tools. Goodwill and the acquired identified intangible assets are deductible for tax purposes. Accounts receivable acquired had a gross contractual value of $4.7 million at acquisition, of which $0.2 million was estimated to be uncollectible. Acquisition costs associated with this transaction, totaled $13.8 million, including $10.7 million incurred related to the Hart-Scott-Rodino Antitrust Improvements Act review process, and were expensed as incurred.
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

We acquired PEX for a purchase price of $6.0 million. The purchase price consisted of a cash payment of $5.1 million at closing, net of cash acquired of $0.1 million, and a deferred cash obligation of up to $1.0 million. The deferred cash obligation is payable over a period of 24 months, and its fair value was $0.9 million at the date of acquisition. This acquisition was financed using cash on hand, which included a portion of the net offering proceeds from the issuance of the Convertible Notes.
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
We acquired AUM for a purchase price of $69.4 million. The purchase price consisted of a cash payment of $64.8 million at closing, net of cash acquired of $0.1 million, and a deferred cash obligation of up to $5.1 million. The fair value of the deferred cash obligation was $4.6 million at the date of acquisition and is payable over a period of four years following the date of acquisition. This acquisition was financed using cash on hand, which included a portion of the net offering proceeds from the issuance of the Convertible Notes.
The acquired identifiable intangible assets consisted of trade names, developed technology, non-compete agreements, and client relationships, which will be amortized over estimated useful lives of two, three, five, and ten years, respectively. Preliminary goodwill recognized of $45.9 million primarily arises from anticipated synergies from integrating the acquired assets with our existing resident utility management system and leveraging the energy cost and consumption benchmarking capabilities and data acquired. Goodwill and the acquired identified intangible assets are deductible for tax purposes. Accounts receivable acquired had a gross contractual value of $2.7 million at acquisition, of which $0.3 million was estimated to be uncollectible. Acquisition costs associated with this transaction totaled $0.3 million and were expensed as incurred.

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
Purchase Price Allocation
For certain of the acquisitions in the table below, the estimated fair values of assets acquired and liabilities assumed are provisional and are based primarily on the information available as of the acquisition dates. We believe this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition dates. The allocation of each purchase price, including the effects of measurement period adjustments recorded as of March 31, 2018, was as follows:

	Axiometrics	AUM	On-Site	PEX	LRO
	(Final)	(Provisional)	(Provisional)	(Provisional)	(Provisional)
	(in thousands)
Restricted cash	$—	$5,954	$3,458	$—	$—
Accounts receivable	1,620	2,409	4,718	174	4,498
Property, equipment, and software	400	319	789	8	1,507
Intangible assets:
Developed product technologies	15,500	10,800	16,960	2,350	42,000
Client relationships	6,830	7,470	41,360	590	49,000
Trade names	3,200	208	7,000	160	666
Non-compete agreements	—	3,920	—	—	—
Goodwill	54,190	45,907	184,534	3,242	203,171
Other assets	273	850	826	78	475
Accounts payable and accrued liabilities	(367)	(2,150)	(952)	(242)	(533)
Client deposits held in restricted accounts	—	(5,954)	(3,458)	—	—
Deferred revenue	(7,115)	(321)	(565)	(221)	(861)
Other long-term liabilities	(774)	—	—	—	—
Deferred tax liability	—	—	(1,240)	(108)	—
Total purchase price	$73,757	$69,412	$253,430	$6,031	$299,923
At March 31, 2018 and December 31, 2017, deferred cash obligations related to acquisitions completed in 2017 totaled $44.0 million and $44.8 million, and were carried net of a discount and indemnified obligations of $1.2 million and $2.3 million, respectively, in the Condensed Consolidated Balance Sheets. The aggregate fair value of contingent cash obligations related to these acquisitions was $0.1 million and $0.2 million at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, we recognized a gain of $0.1 million due to changes in the fair value of contingent cash obligations related to acquisitions completed in 2017. We made deferred cash payments of $0.2 million during the three months ended March 31, 2018, related to these acquisitions.

Acquisition Activity Prior to 2017
At March 31, 2018 and December 31, 2017, the aggregate carrying value of deferred cash obligations related to acquisitions completed prior to 2017 totaled $3.8 million and $4.4 million, respectively. We paid deferred cash obligations related to these acquisitions in the amount of $0.6 million and $6.7 million during the three months ended March 31, 2018 and 2017, respectively. During the same period in 2018, we made contingent cash obligation payments of $0.2 million related to acquisitions completed prior to 2017.
No contingent cash obligations remained outstanding at March 31, 2018 related to acquisitions completed prior to 2017. The aggregate carrying value of contingent cash obligations related to these acquisitions was estimated to be $0.2 million at December 31, 2017. During the three months ended March 31, 2018, we paid contingent cash obligations in the amount of $0.2 million related to acquisitions completed prior to 2017. We recognized an expense of $0.2 million during the three months ended March 31, 2017, due to changes in the fair value of contingent cash obligations related to these acquisitions.
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three months ended March 31, 2017, as if the aforementioned acquisitions had occurred as of January 1, 2016. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax benefit, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

Three Months Ended March 31, 2017 Pro Forma
(in thousands, except per share amounts)
Total revenue	$184,519
Net income	4,952
Net income per share:
Basic and Diluted	$0.06
No pro forma results of operations are presented for the three months ended March 31, 2018, as no acquisitions were completed during the first quarter of 2018.
4. Revenue Recognition
On January 1, 2018, we adopted the new revenue standard using the modified retrospective method for those contracts with remaining service obligations as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.
We recorded a net increase to opening equity of $2.2 million as of January 1, 2018 as the cumulative effect of adopting the new revenue standard. The effect on revenues of adopting the new revenue standard for the three months ended March 31, 2018 was immaterial.

Disaggregation of Revenue
The following table presents our revenues disaggregated by major revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
On demand
Property management	$45,319	$40,341
Resident services	77,177	60,968
Leasing and marketing	39,416	27,816
Asset optimization	31,388	17,088
Total on demand revenue	193,300	146,213

Professional and other	8,001	6,706
Total revenue	$201,301	$152,919
On Demand Revenue
We generate the majority of our on demand revenue by licensing software-as-a-service (“SaaS”) solutions to our clients on a subscription basis. We group our SaaS solutions in four primary categories: property management, resident services, leasing and marketing and asset optimization. Each solution category generally represents a different stage of the renter life cycle and the operations of a property owner’s or manager’s rental properties. Each of our solution categories includes multiple product centers that provide distinct capabilities that can be bundled as a package or licensed separately. Each on demand solution is provided pursuant to contractual commitments that typically include a promise that we will stand ready, on a monthly basis, to deliver access to our technology platform over defined service delivery periods. The Company has concluded these promises represent a single performance obligation that includes a series of distinct services since they provide a form of rental real estate management and property operation service that we consider to be substantially similar and which has the same pattern of transfer to the client. The majority of our on demand sales revenue continues to be recognized over time as clients receive and consume the benefits of accessing our on demand solutions.
Consideration for the Company’s on demand subscription services consist of fixed, variable and usage-based fees. We invoice a portion of our fees at the initial order date and then monthly or annually thereafter. Subscription fees are generally fixed based on the number of sites and the level of services selected by the client.
We sell certain usage-based services, primarily within our property management, resident services and leasing and marketing solutions, to clients based on a fixed rate per transaction. Revenues are calculated based on the number of transactions processed monthly and will vary from month to month based on actual usage of these transaction-based services over the contract term, which is typically one year in duration. The fees for usage-based services are not associated with every distinct service promised in the series of distinct services we provide our clients. As a result, we allocate variable usage-based fees only to the related transactions and recognize them in the month that usage occurs. Usage-based fees are considered fully constrained until the related usage occurs.
As part of our resident services offerings, we offer risk mitigation services to our clients by acting as an insurance agent and derive commission revenue from the sale of insurance products to our clients’ residents. The commissions are based upon a percentage of the premium that the insurance company underwriting partners charge to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. The overall insurance services we provide represent a single performance obligation that qualifies as a separate series in accordance with the new revenue standard. Our contracts with our underwriting partners also provide for contingent commissions to be paid to us in accordance with the agreements. Such commissions are variable in nature and are calculated in accordance with the terms of the agreements, which consider, on the policies sold by us, earned premiums less i) earned agent commissions; ii) a percent of premium retained by our underwriting partners; iii) incurred losses; and iv) profit retained by our underwriting partners during the time period. Our estimate of contingent commission revenue considers historical loss experience on the policies sold by us. The contingent commissions are not associated with every distinct service promised in the series of distinct insurance services we provide. We generally accrue and recognize contingent commissions monthly based on estimates of the factors described above.

Professional Services and Other Revenues
Professional services and other revenues generally consists of the fees we receive for providing implementation and consulting services, submeter equipment and ongoing maintenance of our existing on premise licenses.
Professional Services: Professional services revenues primarily consist of fees for implementation services, consulting services and training. Professional services are billed either on a fixed rate per hour (time) and materials basis or on a fixed price basis. Professional services are typically sold bundled in a contract with other on demand solutions but may be sold separately. Professional service contracts sold separately generally have terms of one year or less. For bundled arrangements, the Company accounts for individual services as a separate performance obligation if a service is separately identifiable from other items in the bundled arrangement and if a client can benefit from it on its own or with other resources readily available to the client. In these cases, the transaction price is allocated between separate services in the bundle based on their relative standalone selling prices.
Equipment: The majority of other revenue is related to our sale of submeter hardware and bundled installation services we provide as part of our utility management solutions. We consider the delivery and installation of submeters to be part of a single performance obligation due to the significance of the integration and interdependency of the installation services with the meter equipment. Our typical payment terms for submeter installations require a percentage of the overall transaction price to be paid upfront, with the remainder billed as progress payments. We recognize submeter revenue in proportion to the number of fully installed units completed to date as compared to the total contracted number of units to be provided and installed. We also sell other hardware used for storing mail packages and for processing renter payments and invoices to our clients. For all other equipment sales, we generally recognize revenue when control of the hardware has transferred to our client, which occurs at a point in time, typically upon delivery to the client.
On Premise: A small percentage of other revenue is derived from sales of our on premise software solutions, which are distributed to our clients and maintained locally on the client’s hardware. We no longer actively market our legacy on premise software solutions to new clients, and the majority of on premise revenue consists of maintenance renewals from clients who renew for an additional one-year term. Maintenance renewal revenue is recognized ratably over the service period based upon the standalone selling price of that service obligation.
Contract Balances
Contract assets generally consist of amounts recognized as revenue before they can be invoiced to clients or amounts invoiced to clients prior to the period in which the service is provided where the right to payment is subject to conditions other than just the passage of time. These contract assets are included in “Accounts receivable” in the accompanying Condensed Consolidated Financial Statements and related disclosures. Contract liabilities are comprised of billings or payments received from our clients in advance of performance under the contract. We refer to these contract liabilities as “Deferred revenue” in the accompanying Condensed Consolidated Financial Statements and related disclosures. We recognized $63.8 million of on demand revenue during the quarter ended March 31, 2018, which was included in the line “Deferred revenue” in the accompanying Condensed Consolidated Balance Sheet as of the beginning of the period.
Contract Acquisition Costs
Under the new revenue standard, we are required to initially capitalize certain contract acquisition costs consisting of commissions earned when contracts are signed. We will subsequently amortize such costs to expense over a period of benefit that we have determined to be three years. Under the previous guidance, we expensed commissions in the period they were earned by our sales representatives. As of March 31, 2018, the current and noncurrent balance of capitalized commissions costs recorded in the lines “Other current assets” and “Other assets” in the accompanying Condensed Consolidated Balance Sheet was $3.6 million and $5.4 million, respectively. During the quarter ended March 31, 2018, we amortized commission costs totaling $0.8 million. No impairment loss was recognized in relation to these costs capitalized.
Transaction Price Allocated to Remaining Performance Obligations
Our client contracts from license and subscription fees relating to our on demand software solutions typically possess a one year renewable term. As such, we disclose within Item 2 the annual client value to allow investors to evaluate future revenue potential.
Certain clients commit to purchase our solutions for terms ranging from two to seven years. We expect to recognize approximately $354.0 million of revenue in the future related to performance obligations for on demand contracts with an original duration greater than one year that were unsatisfied or partially unsatisfied as of March 31, 2018. Our estimate does not include amounts related to:

•	professional and usage-based services that are billed and recognized based on services performed in a certain period;

•	amounts attributable to unexercised contract renewals that represent a material right; or

•	amounts attributable to unexercised client options to purchase services that do not represent a material right.

We expect to recognize revenue on approximately 75.0% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter. Revenue from remaining performance obligations for professional service contracts as of March 31, 2018 was immaterial.
Impact on Financial Statements
In accordance with the new revenue standard requirements, the following tables summarize the effects of this new standard on selected unaudited line items within our Condensed Consolidated Statement of Operations and Balance Sheet:

	Three Months Ended March 31, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of Change on Net Income Higher/(Lower)
	(in thousands)
Revenue
On demand	$193,300	$193,455	$(155)
Professional and other	8,001	7,419	582
Total revenue	$201,301	$200,874	$427
Operating expenses
Sales and marketing	$50,241	$52,101	$1,860
Net income	10,901	8,614	2,287

	Balances at March 31, 2018 - as reported	Balances at March 31, 2018 without adoption of ASU 2014-09	Effect of Change Higher/(Lower)
	(in thousands)
Assets
Accounts receivable, less allowance for doubtful accounts	$101,005	$109,266	$(8,261)
Other current assets	9,838	6,201	3,637
Other assets	19,533	14,114	5,419
Liabilities
Current portion of deferred revenue	109,965	110,305	(340)
Deferred revenue	5,457	5,457	—
The adoption of ASU 2014-09 had no net effect on the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018.
5. Property, Equipment, and Software
Property, equipment, and software consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Leasehold improvements	$59,864	$59,179
Data processing and communications equipment	75,112	83,922
Furniture, fixtures, and other equipment	31,292	28,752
Software	113,497	107,924
Property, equipment, and software, gross	279,765	279,777
Less: Accumulated depreciation and amortization	(134,243)	(131,349)
Property, equipment, and software, net	$145,522	$148,428
Depreciation and amortization expense for property, equipment, and purchased software was $6.9 million and $6.6 million for the three months ended March 31, 2018 and 2017, respectively.

The carrying amount of capitalized software development costs was $77.7 million and $73.4 million at March 31, 2018 and December 31, 2017, respectively. Total accumulated amortization related to these assets was $30.4 million and $27.8 million at March 31, 2018 and December 31, 2017, respectively. Amortization expense related to capitalized software development costs totaled $2.6 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively.
6. Goodwill and Identified Intangible Assets
Changes in the carrying amount of goodwill during the three months ended March 31, 2018 were as follows, in thousands:

Balance as of December 31, 2017	$751,052
Measurement period adjustments	(35)
Balance as of March 31, 2018	$751,017
Identified intangible assets consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$164,847	$(82,267)	$82,580	$164,639	$(76,576)	$88,063
Client relationships	213,718	(84,756)	128,962	213,728	(78,390)	135,338
Vendor relationships	5,650	(5,650)	—	5,650	(5,650)	—
Trade names	17,506	(5,852)	11,654	17,556	(4,325)	13,231
Non-compete agreements	4,173	(802)	3,371	4,173	(605)	3,568
Total finite-lived intangible assets	405,894	(179,327)	226,567	405,746	(165,546)	240,200
Indefinite-lived intangible assets:
Trade names	12,137	—	12,137	12,137	—	12,137
Total identified intangible assets	$418,031	$(179,327)	$238,704	$417,883	$(165,546)	$252,337
Amortization expense related to finite-lived intangible assets was $13.8 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively.
7. Debt
Credit Facility
On September 30, 2014, we entered into an agreement for a secured credit facility to refinance our outstanding revolving loans. The credit facility agreement was subsequently amended during the years ended 2016 and 2017, and was further amended in March 2018 by the Seventh Amendment, discussed below (inclusive of these amendments, the “Credit Facility”). For more information regarding these amendments, refer to our 2017 Form 10-K. The Credit Facility matures on February 27, 2022, and includes the following:
Revolving Facility: The Credit Facility provides $350.0 million in aggregate commitments for revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”).
Term Loan: In February 2016, we originated a term loan in the original principal amount of $125.0 million under the Credit Facility (“Term Loan”). We make quarterly principal payments of $0.8 million, which will increase to $1.5 million beginning on June 30, 2018, and to $3.1 million beginning on June 30, 2020.
Delayed Draw Term Loan: In December 2017, we drew funds of $200.0 million available under the delayed draw term loan (“Delayed Draw Term Loan”). Subsequent to disbursal of the Delayed Draw Term Loan funds, we began making quarterly principal payments on the Delayed Draw Term Loan equal to an initial amount of $1.3 million. The quarterly principal payments increase to $2.5 million beginning on June 30, 2018, and to $5.0 million beginning on June 30, 2020.

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
Accordion Feature: The Credit Facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our Senior Leverage Ratio, as defined below, to exceed 3.50 to 1.00.
At our option, amounts outstanding under the Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.25%, or the Base Rate, plus a margin ranging from 0.25% to 1.25% (“Applicable Margin”). The base LIBOR is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our Net Leverage Ratio, as defined below. Accrued interest on amounts outstanding under the Credit Facility is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR.
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
Consolidated Net Leverage Ratio: The Consolidated Net Leverage Ratio (“Net Leverage Ratio”) is the ratio of consolidated funded indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, as defined in the Credit Facility. As modified by the Seventh Amendment, this ratio generally may not exceed 5.00 to 1.00. The Net Leverage Ratio may increase, at our option, to 5.50 to 1.00 following an acquisition having aggregate consideration greater than $150.0 million and occurring within a specified time period following the Seventh Amendment Effective Date, defined below. The option to increase this ratio may be elected no more than one time during any consecutive 24 month period over the term of the Credit Facility, and lasts for four consecutive fiscal quarters. As of March 31, 2018, we had not exercised our option to increase the Net Leverage Ratio.
Consolidated Interest Coverage Ratio: The Consolidated Interest Coverage Ratio (“Interest Coverage Ratio”) is the ratio of the sum of our four previous fiscal quarters’ consolidated EBITDA to consolidated interest expense, as defined in the Credit Facility, for the same period. The Interest Coverage Ratio must not be less than 3.00 to 1.00 on the last day of each fiscal quarter. The Interest Coverage Ratio excludes non-cash interest attributable to the Convertible Notes (see Convertible Notes below).
Consolidated Senior Secured Net Leverage Ratio: The Consolidated Senior Secured Net Leverage Ratio (“Senior Leverage Ratio”) is the ratio of consolidated senior secured indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA and, as modified by the Seventh Amendment, may not exceed 3.75 to 1.00. At our option, this ratio may be increased to 4.25 to 1.00 for four consecutive fiscal quarters following the completion of an acquisition having aggregate consideration greater than $150.0 million and occurring within a specified time period following the Seventh Amendment Effective Date, defined below. We are not permitted to exercise this option more than one time during any consecutive 24 month period. As of March 31, 2018, we had not exercised our option to increase the Senior Leverage Ratio.
As of March 31, 2018, we were in compliance with the covenants under our Credit Facility.
Seventh Amendment: On March 12, 2018 (“Seventh Amendment Effective Date”), we entered into the seventh amendment (“Seventh Amendment”) to the Credit Facility. This amendment allowed for an increase of $150.0 million in available credit under our Revolving Facility, consequently providing aggregate commitments for revolving loans up to $350.0 million. Among other modifications, the Seventh Amendment provided for an increase in the maximum Net Leverage Ratio and Senior Leverage Ratio to 5.00 to 1.00 and 3.75 to 1.00, respectively. The Seventh Amendment also modified the Accordion Feature definition to allow for incremental commitments which would not cause our Senior Leverage Ratio to exceed 3.50 to 1.00. We incurred debt issuance costs in the amount of $1.1 million related to the execution of this amendment.
As of March 31, 2018, we had $300.0 million of available credit under our Revolving Facility. We incur commitment fees on the unused portion of the Revolving Facility.

Principal outstanding, and unamortized debt issuance costs for the Term Loans, were as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Term Loan	Delayed Draw Term Loan	Revolving Facility	Term Loan	Delayed Draw Term Loan	Revolving Facility
	(in thousands)
Principal outstanding	$119,590	$197,500	$50,000	$120,356	$198,750	$50,000
Unamortized issuance costs	(217)	(767)	—	(233)	(821)	—
Unamortized discount	(173)	(457)	—	(185)	(490)	—
Carrying value	$119,200	$196,276	$50,000	$119,938	$197,439	$50,000
Unamortized debt issuance costs for the Revolving Facility were $1.6 million and $0.6 million at March 31, 2018 and December 31, 2017, respectively, and are included in the line “Other assets” in the Condensed Consolidated Balance Sheets.
Future maturities of principal under the Term Loans are as follows for the years ending December 31, in thousands:

Term Loans
2018	$12,100
2019	16,133
2020	28,232
2021	32,266
Thereafter	228,359
$317,090
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
The net carrying amount of the Convertible Notes at March 31, 2018 and December 31, 2017, was as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Liability component:
Principal amount	$345,000	$345,000
Unamortized discount	(54,033)	(56,557)
Unamortized debt issuance costs	(6,921)	(7,244)
	$284,046	$281,199

Equity component, net of issuance costs and deferred tax:	$61,390	$61,390
The following table sets forth total interest expense related to the Convertible Notes for the three months ended March 31, 2018:

Three Months Ended March 31, 2018
(in thousands)
Contractual interest expense	$1,294
Amortization of debt discount	2,524
Amortization of debt issuance costs	323
$4,141

Effective interest rate of the liability component	5.87%
No interest expense related to the Convertible Notes was incurred for the three months ended March 31, 2017, as the Convertible Notes were issued during the second quarter of 2017.

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
The Note Hedges are transactions that are separate from the terms of the Convertible Notes and the Warrants, and holders of the Convertible Notes and the Warrants have no rights with respect to the Note Hedges. The Warrants are similarly separate in both terms and rights from the Note Hedges and the Convertible Notes. As of March 31, 2018, no Note Hedges or Warrants had been exercised.
8. Stock-based Expense
During the three months ended March 31, 2018, the Company made the following grants of time-based restricted stock:

Three Months Ended March 31, 2018	Vesting
814,678	Shares vest ratably over a period of twelve quarters beginning on the first day of the second calendar quarter immediately following the grant date.
3,600	Shares fully vested on the first day of the calendar quarter immediately following the grant date.
During the three months ended March 31, 2018, we granted 517,364 shares of restricted stock that become eligible to vest based on the achievement of certain market-based conditions, as described below:

Three Months Ended March 31, 2018	Condition to Become Eligible to Vest
129,341	After the grant date and prior to July 1, 2021, the average closing price per share of our common stock equals or exceeds $60.89 for twenty consecutive trading days.
129,341	After the grant date and prior to July 1, 2021, the average closing price per share of our common stock equals or exceeds $66.98 for twenty consecutive trading days.
129,341	After the grant date and prior to July 1, 2021, the average closing price per share of our common stock equals or exceeds $73.07 for twenty consecutive trading days.
129,341	After the grant date and prior to July 1, 2021, the average closing price per share of our common stock equals or exceeds $85.24 for twenty consecutive trading days.
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
Grants of restricted stock may be fulfilled through the issuance of previously authorized but unissued common stock shares, or the reissuance of shares held in treasury. All awards were granted under the Amended and Restated 2010 Equity Incentive Plan.
The Company capitalized $0.2 million of stock-based expense for software development costs during the three months ended March 31, 2018.

9. Commitments and Contingencies
Lease Commitments
The Company leases office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2028 and provide for renewal options. The agreements generally require the Company to pay for executory costs such as real estate taxes, insurance, and repairs. At March 31, 2018, minimum annual rental commitments under non-cancellable operating leases were as follows for the years ending December 31, in thousands:

2018	$11,529
2019	13,775
2020	11,599
2021	10,910
2022	9,336
Thereafter	46,121
$103,270
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of March 31, 2018 or December 31, 2017.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of March 31, 2018 or December 31, 2017.
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
On February 23, 2015, we received from the Federal Trade Commission (“FTC”) a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the FCRA. We responded to the request and requests for additional information by the FTC. On November 2, 2017, the FTC staff informed us of its belief that there is a basis for claims that could include monetary and injunctive relief against us for failing to follow reasonable procedures to assure maximum possible accuracy of our tenant screening reports. We believe that our business practices did not, and do not, violate the FCRA or any other laws, and we intend to vigorously defend our position. We have had ongoing discussions with the FTC to attempt to resolve the matter. However, we cannot be certain that the matter will be resolved as a result of these discussions.
At March 31, 2018 and December 31, 2017, we had accrued amounts for estimated settlement losses related to legal matters. The Company does not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
We are involved in other litigation matters not described above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.

10. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 659,745 and 729,637 for the three months ended March 31, 2018 and 2017, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
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
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income	$10,901	$8,195
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	81,166	78,263
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	2,332	3,123
Convertible Notes	1,319	—
Weighted average common shares used in computing diluted net income per share	84,817	81,386
Net income per share:
Basic	$0.13	$0.10
Diluted	$0.13	$0.10
11. Income Taxes
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
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted into law which changed U.S. tax law, including, but not limited to: (1) reducing the U.S. federal corporate income tax rate from 35% to 21% (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries (4) capitalizing U.S. R&D expenses which are amortized over five years and (5) other changes affecting how foreign and domestic earnings are taxed. Due to the complexities involved in accounting for the enactment of the new law, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. At December 31, 2017, we recorded provisional estimates in accordance with SAB 118, including a provisional determination of the impact of the change in corporate tax rates on our deferred tax balances, and a provisional estimate of the amount of transition tax associated with the mandatory deemed repatriation of foreign earnings. We did not make any changes to our provisional estimates during the quarter ended March 31, 2018. We will continue to analyze the impact of the Tax Reform Act as additional guidance is provided by the IRS and state taxing authorities. Additional impacts will be recorded as they are identified during the measurement period provided for in SAB 118.
The Tax Reform Act includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. These provisions of the Tax Reform Act were effective for the Company beginning January 1, 2018. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.
Our effective income tax rate was (2.8)% and 9.0% for the three months ended March 31, 2018 and 2017, respectively. Our effective rate is lower than the statutory rate for the three months ended March 31, 2018, primarily because of excess tax benefits from stock-based compensation of $4.2 million recognized as a discrete item, as required by ASU 2016-09. The effective tax rate was lower than the statutory rate for the three months ended March 31, 2017, primarily because of excess tax benefits from stock-based compensation of $2.7 million recognized as a discrete item.
As a result of our adoption of ASU 2014-09, on January 1, 2018, we recorded a net deferred tax liability of $0.8 million, with a corresponding increase to accumulated deficit.
12. Fair Value Measurements
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
Significant unobservable inputs used in the contingent consideration fair value measurements included the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Discount rates	16.3%	16.3%
Volatility rates	25.0%	24.0%
Risk free rate of return	1.9%	1.6%
The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, by the fair value hierarchy levels as described above:

	Fair value at March 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,529	$—	$1,529	$—
Liabilities:
Contingent consideration related to the acquisition of:
Axiometrics	104	—	—	104
Total liabilities measured at fair value	$104	$—	$—	$104

	Fair value at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,329	$—	$1,329	$—
Liabilities:
Contingent consideration related to the acquisition of:
AssetEye	247	—	—	247
Axiometrics	167	—	—	167
Total liabilities measured at fair value	$414	$—	$—	$414
There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the three months ended March 31, 2018.

Changes in the fair value of Level 3 measurements were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$414	$541
Initial contingent consideration	—	812
Settlements through cash payments	(247)	—
Net (gain) loss on change in fair value	(63)	163
Balance at end of period	$104	$1,516
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
Revolving Facility: Due to its short-term nature and market-indexed interest rates, we concluded that the carrying value of the Revolving Facility approximated its fair value at March 31, 2018.
Term Loans: The fair value of the Term Loans was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities. We concluded that this fair value measurement should be categorized within Level 2.
Convertible Notes: We estimated the fair value of the Convertible Notes based on quoted market prices as of the last trading day for the three months ended March 31, 2018; however, the Convertible Notes have only a limited trading volume and as such, this fair value estimate is not necessarily the value at which the Convertible Notes could be retired or transferred. We concluded this measurement should be classified within Level 2.
The fair value and carrying value of the Term Loans and Convertible Notes were as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in thousands)
Term Loans	$312,497	$315,476	$303,806	$317,377
Convertible Notes	466,613	284,046	430,301	281,199
The carrying value of the Term Loans and Convertible Notes are reflected net of unamortized discount and issuance costs in our Condensed Consolidated Balance Sheets.
13. Stockholders’ Equity
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
There was no repurchase activity during the three months ended March 31, 2018 and 2017.

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
The effective portion of changes in the fair value of the Swap Agreements is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the Swap Agreements is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to the Swap Agreements will be reclassified to interest expense as interest payments are made on our variable-rate debt. The Company estimates that an additional $0.9 million will be reclassified as a decrease of interest expense during the twelve-month period ending March 31, 2019.
As of March 31, 2018, the Swap Agreements were still outstanding. The table below presents the notional and fair value of the Swap Agreements as well as their classification in the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017:

	Balance Sheet Location	Notional	Fair Value
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Swap agreements as of March 31, 2018	Other assets	$75,000	$1,529
Swap agreements as of December 31, 2017	Other assets	$75,000	$1,329
As of March 31, 2018, the Company has not posted any collateral related to the Swap Agreements. If the Company had breached any of the Swap Agreement’s default provisions at March 31, 2018, it could have been required to settle its obligations under the Swap Agreements at their termination value of $1.5 million.
The tables below present the amount of gains and losses related to the effective and ineffective portions of the Swap Agreements and their location in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, in thousands:

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Three months ended March 31, 2018:
Swap agreements, net of tax	$258	Interest expense and other	$99	Interest expense and other	$(16)
Three months ended March 31, 2017:
Swap agreements, net of tax	$93	Interest expense and other	$(21)	Interest expense and other	$(18)
15. Investments
Compstak
In August 2016, we acquired a minority interest in Compstak, Inc. (“Compstak”), which is an unrelated company that specializes in the aggregation of commercial lease data. The shares we acquired represent an ownership interest of less than 20%. We evaluated our relationship with Compstak and determined we do not have significant influence over its operations nor is it economically dependent upon us. The carrying value of this investment at both March 31, 2018 and December 31, 2017 was $3.0 million and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
WayBlazer
In January 2018, we paid $2.0 million in cash in return for a convertible promissory note (“Note”) from WayBlazer, Inc. (“WayBlazer”), which is an unrelated company that specializes in an artificial intelligence platform for the travel industry. The Note bears interest at 8% per annum and matures in December 2020. The Note is convertible into WayBlazer’s common stock shares upon a qualified financing event, as defined in the Note. If converted, the shares would represent an approximate 8% ownership interest. This investment is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
We also entered into a strategic development agreement (“Development Agreement”) with WayBlazer for the development of property management applications. Under the terms of the development Agreement, we will pay direct development costs, and a license fee to use any property management applications developed. The initial license term is five years. At the end of the license term, the Company has the right to purchase a perpetual license for the applications.
16. Subsequent Events
ClickPay
On April 19, 2018, we entered into an acquisition agreement, by which we acquired substantially all of the outstanding membership units of NovelPay, LLC (“NovelPay”), other than those owned by ClickPay Services, Inc. On the same day, we also entered into an agreement and plan of merger, by which we acquired all of the outstanding stock of ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”). Under the acquisition agreement, certain holders retained a portion of their units representing approximately 12% of the membership units of NovelPay, subject to put rights that may be exercised by the holders after September 1, 2018 and call rights that may be exercised by RealPage after October 1, 2018. The exercise price of the put rights and call rights is the same as the per unit price of the membership units purchased at the closing.
The combined purchase price, assuming exercise of the put or call rights, is approximately $218.5 million, consisting of a cash payment of $142.2 million and $76.3 million in shares of our common stock, subject to a working capital adjustment and a holdback of a portion of the purchase price to serve as security in respect of the indemnification and post-closing purchase price adjustments. The holdback will be payable on or shortly after the first and second anniversary dates of the acquisition date.
ClickPay provides for an electronic payment platform servicing resident units across multiple segments of real estate, which offers integrated payment services to increase operational efficiencies for property owners and managers. The acquisition of ClickPay broadens our presence in the real estate industry, and solidifies the integration of our leasing platform with third-party property management systems.
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
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any anticipated results, performance, or achievements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal year 2017 previously filed with the SEC on March 1, 2018. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
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
The substantial majority of our revenue is derived from sales of our on demand software solutions and are sold pursuant to subscription license agreements. We also derive revenue from our professional and other services. For our insurance-based solutions, we earn revenue based on a commission rate that considers earned premiums; agent commission; incurred losses; and profit retained by our underwriting partner. Our transaction-based solutions are priced based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, and vacation rental markets. Since July 2002, we have completed over 40 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of March 31, 2018, we had approximately 5,700 employees.
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
Recent Developments
Credit Facility
In March 2018, we executed the Seventh Amendment to our 2014 Credit Facility. This amendment allowed for an increase of $150.0 million in available credit under our Revolving Facility, consequently providing aggregate commitments for revolving loans up to $350.0 million. Among other modifications, the Seventh Amendment provided for an increase in the maximum Net Leverage Ratio and Senior Leverage Ratio to 5.00 to 1.00 and 3.75 to 1.00, respectively. The Seventh Amendment also modified the Accordion Feature definition to allow for incremental commitments which would not cause our Senior Leverage Ratio to exceed 3.50 to 1.00.
Refer to Note 7 of the accompanying Condensed Consolidated Financial Statements for applicable definitions, further discussion of this amendment, and other terms and conditions of the Credit Facility.
Current Acquisition Activity
No acquisitions were completed during the three months ended March 31, 2018.
ClickPay
In April 2018, we entered into an acquisition agreement, by which we acquired substantially all of the outstanding membership units of NovelPay, LLC (“NovelPay”), other than those owned by ClickPay Services, Inc. On the same day, we also entered into an agreement and plan of merger, by which we acquired all of the outstanding stock of ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”). Under the acquisition agreement, certain holders retained a portion of their units representing approximately 12% of the membership units of NovelPay, subject to put rights that may be exercised by the holders after September 1, 2018 and call rights that may be exercised by RealPage after October 1, 2018. The exercise price of the put rights and call rights is the same as the per unit price of the membership units purchased at the closing.

The combined purchase price, assuming exercise of the put or call rights, is approximately $218.5 million, consisting of a cash payment at closing of $142.2 million and $76.3 million in shares of our common stock, subject to a working capital adjustment and a holdback of a portion of the purchase price to serve as security in respect of the indemnification and post-closing purchase price adjustments. The holdback will be payable on or shortly after the first and second anniversary dates of the acquisition date.
Other Event
During May 2018, we learned that we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary we acquired in 2017. The incident resulted in the diversion of approximately $8 million of funds intended for disbursement to three clients. We immediately notified relevant financial institutions and certain government agencies of the incident and restored all funds to the client accounts. No client consumer data was compromised.
We immediately engaged a leading forensics firm to investigate the incident. The intrusion was limited to the external third party system used by our subsidiary that we were migrating to our core platform. Although the investigation is ongoing, there is no evidence at this time that this event involved access to any other systems, including operational, security or proprietary risk management systems, whether corporate or client-facing. We have taken action to remediate the security weakness that gave rise to the incident. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures.
This incident did not have an impact on our business, cash flows, financial condition or results of operations for the three months ended March 31, 2018. We maintain insurance coverage to limit our losses related to criminal and network security events. During the three months ended June 30, 2018, we expect to take a charge related to the diverted funds and other associated expenses offset by a receivable for amounts deemed probable of recovery from applicable insurance coverage. Presently, we have determined that such net charge will not be material to our 2018 financial results.
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our Condensed Consolidated Financial Statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except dollar per unit data and percentages)
Revenue:
Total revenue	$201,301	$152,919
On demand revenue	$193,300	$146,213
On demand revenue as a percentage of total revenue	96.0%	95.6%

Non-GAAP total revenue	$201,614	$153,624
Non-GAAP on demand revenue	$193,613	$146,918
Adjusted EBITDA	$54,161	$37,078

Ending on demand units	13,173	11,112
Average on demand units	13,088	11,050
On demand annual client value	$779,446	$596,159
Annualized on demand revenue per average on demand unit	$59.17	$53.65
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
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Total revenue	$201,301	$152,919
Acquisition-related and other deferred revenue adjustments	313	705
Non-GAAP total revenue	$201,614	$153,624
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
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
On demand revenue	$193,300	$146,213
Acquisition-related and other deferred revenue adjustments	313	705
Non-GAAP on demand revenue	$193,613	$146,918
Adjusted EBITDA: We define Adjusted EBITDA as net income, plus (1) acquisition-related and other deferred revenue adjustments, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of intangible assets, (4) acquisition-related expense, (5) costs arising from the Hart-Scott-Rodino review process, (6) interest expense, net, (7) income tax (benefit) expense, and (8) stock-based expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing our financial and operational performance, comparing this performance to our peers and competitors, and understanding our ability to generate income from ongoing business operations.
The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income	$10,901	$8,195
Acquisition-related and other deferred revenue adjustments	313	705
Depreciation, asset impairment, and loss on disposal of assets	7,818	6,675
Amortization of intangible assets	16,384	7,789
Acquisition-related expense	1,007	1,210
Costs arising from Hart-Scott-Rodino review process	—	481
Interest expense, net	7,721	1,120
Income tax (benefit) expense	(301)	811
Stock-based expense	10,318	10,092
Adjusted EBITDA	$54,161	$37,078

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
Acquisition-related expense: These items consist of direct costs incurred in our business acquisition transactions and the impact of changes in the fair value of acquisition-related contingent consideration obligations. We believe exclusion of these items facilitates a more accurate comparison of the results of the Company’s ongoing operations across periods and eliminates volatility related to changes in the fair value of acquisition-related contingent consideration obligations.
Costs arising from Hart-Scott-Rodino review process: This item consists of direct costs incurred related to reviews by the United States Federal Trade Commission and Department of Justice of our 2017 acquisitions of LRO and On-Site under the Hart-Scott-Rodino Antitrust Improvements Act. We believe that these costs are not reflective of our ongoing operations or our normal acquisition activity. We believe exclusion of these costs facilitates a more accurate comparison of our results across periods.
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
Key Components of Our Results of Operations
Revenue
We derive our revenue from two primary sources: our on demand software solutions and our professional and other services.
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
Professional and other revenue: Revenue from professional and other services consists of consulting and implementation services; training; and other ancillary services. We complement our solutions with professional and other services for our clients willing to invest in enhancing the value or decreasing the implementation time of our solutions. Our professional and other services are typically priced as time and materials engagements. Professional and other revenue also includes revenues generated from sub-meter installation services under our resident utility management solutions, and our on premise solutions.
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
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates, and therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:

•	Revenue recognition;

•	Business combinations;

•	Stock-based expense;

•	Income taxes, including deferred tax assets and liabilities; and

•	Capitalized product development costs.
Please refer to our Annual Report on Form 10-K filed with the SEC on March 1, 2018 for a discussion of such policies.
Recently Adopted Accounting Standards
We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings at the beginning of 2018. Comparative information from prior year periods has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effects of the changes made to our condensed consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
	(in thousands)
Assets
Accounts receivable, less allowance for doubtful accounts	$124,505	$(7,925)	$116,580
Other current assets	6,622	2,771	9,393
Deferred tax assets, net	44,887	(780)	44,107
Other assets	11,010	4,459	15,469
Liabilities
Current portion of deferred revenue	116,622	(3,696)	112,926
Stockholders’ Equity
Accumulated deficit	(75,046)	2,221	(72,825)
Adoption of the new revenue standard resulted in changes to our accounting policies for revenue recognition, certain variable considerations, and commissions expense. The adoption of the new revenue standard did not have a significant effect on our revenue; however, it did have an impact on the timing of when we expense commission costs incurred to obtain a contract and the reserves we establish for variable consideration from credits or other pricing accommodations we provide our clients. We expect the effect of the new revenue standard to be immaterial to our revenue on an ongoing basis. The primary effect to our net income on an ongoing basis relates to the reserve for credit accommodations and deferral of incremental commission costs incurred to obtain new contracts. Under the new revenue standard, we accrue for credit accommodations in our reserve during the month of billing and credits reduce this reserve when issued. Further, we now initially defer commission costs and amortize these costs to expense over a period of benefit that we have determined to be three years.

See Note 4 for additional required disclosures related to the impact of adopting the new revenue standard and our accounting for costs to obtain a contract.
Results of Operations
The following tables set forth our unaudited results of operations for the specified periods and the components of such results as a percentage of total revenue for the respective periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2018	2018	2017	2017
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$193,300	96.0%	$146,213	95.6%
Professional and other	8,001	4.0	6,706	4.4
Total revenue	201,301	100.0	152,919	100.0
Cost of revenue(1)	76,660	38.1	63,042	41.2
Gross profit	124,641	61.9	89,877	58.8
Operating expenses:
Product development(1)	29,040	14.4	20,387	13.3
Sales and marketing(1)	50,241	25.0	35,147	23.0
General and administrative(1)	27,090	13.5	24,251	15.9
Total operating expenses	106,371	52.9	79,785	52.2
Operating income	18,270	9.0	10,092	6.6
Interest expense and other, net	(7,670)	(3.8)	(1,086)	(0.7)
Income before income taxes	10,600	5.2	9,006	5.9
Income tax (benefit) expense	(301)	(0.1)	811	0.5
Net income	$10,901	5.3%	$8,195	5.4%

Net income per share attributable to common stockholders:
Basic	$0.13		$0.10
Diluted	$0.13		$0.10
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	81,166		78,263
Diluted	84,817		81,386

(1) Includes stock-based expense as follows:
Cost of revenue	$835		$853
Product development	2,163		1,879
Sales and marketing	3,541		3,128
General and administrative	3,779		4,232

Comparison of the Three Months Ended March 31, 2018 and 2017.
Revenue

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$193,300	$146,213	$47,087	32.2%
Professional and other	8,001	6,706	1,295	19.3
Total revenue	$201,301	$152,919	$48,382	31.6

Non-GAAP on demand revenue	$193,613	$146,918	$46,695	31.8

Ending on demand units	13,173	11,112	2,061	18.5
Average on demand units	13,088	11,050	2,038	18.4
On demand annual client value	$779,446	$596,159	$183,287	30.7
Annualized on demand revenue per average on demand unit	$59.17	$53.65	$5.52	10.3%
The change in total revenue for the three months ended March 31, 2018, as compared to the same period in 2017, was due to the following:
On demand revenue: During the three months ended March 31, 2018, on demand revenue increased $47.1 million, or 32.2%, as compared to the same period in 2017. This increase was attributable to incremental revenue from our 2017 acquisitions and growth across our platform of solutions, most significantly in resident services. Annualized on demand revenue per average on demand unit as of March 31, 2018, increased year-over-year by 10.3%, driven by revenue from our 2017 acquisitions and the consistent organic growth of our resident services, property management, and asset optimization solutions.
On demand revenue generated by our property management solutions increased year-over-year by $5.0 million, or 12.3%, during the three months ended March 31, 2018. This increase was primarily driven by the growth of our spend management solutions, as well as adoption of our OneSite property management solutions.
On demand revenue from our resident services solutions continued to experience significant growth, increasing by $16.2 million, or 26.6%, during the three months ended March 31, 2018, as compared to the same period in 2017. Resident services benefited from strong growth in our resident utility management solutions, primarily attributable to incremental revenue from our acquisition of AUM in the second quarter of 2017, and the continued growth of our payments solutions.
On demand revenue from our leasing and marketing solutions for the three months ended March 31, 2018, increased by $11.6 million, or 41.7%, as compared to the same period in 2017. This increase was largely attributable to incremental revenue from our acquisition of On-Site in the third quarter of 2017.
On demand revenue derived from our asset optimization solutions grew $14.3 million, or 83.7%, during the three months ended March 31, 2018, as compared to the same period in 2017. This growth was attributable to incremental revenue from our acquisition of LRO in the fourth quarter of 2017 and, to a lesser extent, our acquisition of Axiometrics in the first quarter of 2017, as well as growth of our business intelligence solutions.
Professional and other revenue: Professional and other revenue increased year-over-year by $1.3 million during the three months ended March 31, 2018, driven by growth from our sub-meter services, including our 2017 acquisition of AUM, and the effect of our adoption of ASC 606.
On demand unit metrics: As of March 31, 2018, one or more of our on demand solutions was utilized in the management of 13.2 million rental property units, representing a year-over-year net increase of 2.1 million units, or 18.5%. This increase was primarily due to our acquisitions completed in 2017, which accounted for approximately 11.8% of total ending on demand units, as well as solid organic unit growth. On demand units managed by our clients renewed at an average rate of 96.6% over a trailing twelve-month period ended March 31, 2018.

Cost of Revenue

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$69,068	$55,617	$13,451	24.2%
Stock-based expense	835	853	(18)	(2.1)
Depreciation and amortization	6,757	6,572	185	2.8
Total cost of revenue	$76,660	$63,042	$13,618	21.6%
Cost of revenue: During the three months ended March 31, 2018, cost of revenue, excluding stock-based expense, depreciation, and amortization, increased $13.5 million, as compared to the same period in 2017. Personnel expense increased year-over-year during the three month period ending March 31, 2018, by $6.2 million, primarily attributable to employees gained in our 2017 acquisitions and investments to support our ongoing organic growth. Year-over-year increases in direct costs of $4.5 million during the three-month period ended March 31, 2018, were driven by incremental costs from our recent acquisitions and higher transaction volume from our payment processing solutions.
During the three months ended March 31, 2018, our gross margin increased over the prior year quarter from 58.8% to 61.9%. This margin expansion was primarily driven by synergies achieved related to our 2017 acquisitions, more efficiently leveraging our fixed costs such as IT, and also the result of revenue mix where client adoption has shifted to higher margin product solutions.
Operating Expenses

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(in thousands, except percentages)
Product development	$25,539	$16,978	$8,561	50.4%
Stock-based expense	2,163	1,879	284	15.1
Depreciation	1,338	1,530	(192)	(12.5)
Total product development expense	$29,040	$20,387	$8,653	42.4%
Product development:  Product development expense, excluding stock-based expense and depreciation, increased $8.6 million for the three months ended March 31, 2018, as compared to the same period in 2017. Incremental headcount from our recent acquisitions and investments to support our product and innovation initiatives contributed to a year-over-year increase in personnel expense of $6.4 million. Platform and technology infrastructure investments, as well as incremental costs from recent acquisitions, drove a year-over-year increase of $1.9 million during the three-month period.
Total product development expense as a percent of total revenues for the first quarter increased from 13.3% in 2017 to 14.4% in 2018, exhibiting margin compression primarily driven by our platform and infrastructure investments, and incremental costs from our recent acquisitions.

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$32,911	$27,331	$5,580	20.4%
Stock-based expense	3,541	3,128	413	13.2
Depreciation and amortization	13,789	4,688	9,101	194.1
Total sales and marketing expense	$50,241	$35,147	$15,094	42.9%
Sales and marketing: Sales and marketing expense, excluding stock-based expense, depreciation, and amortization, increased year-over-year by $5.6 million during the three months ended March 31, 2018, as compared to the same period in 2017. Personnel expense increased $3.5 million between the respective periods, reflecting incremental headcount from our 2017 acquisitions and investment in our sales force and product marketing to further increase productivity. This increase was partially offset by lower commission expenses due to the adoption of ASC 606. Marketing program costs increased year-over-year during the three-month period ended March 31, 2018, by $1.0 million, reflecting investments to accelerate client demand across our portfolio of solutions.
Total sales and marketing expense as a percentage of total revenue for the first quarter increased from 23.0% in 2017 to 25.0% in 2018, driven by higher amortization expense from our 2017 acquisitions during the current period. Excluding the impact of this incremental amortization expense, sales and marketing expense declined as a percentage of revenue due to scale built in our sales and marketing engine and lower sales commissions from the adoption of ASC 606.

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(in thousands, except percentages)
General and administrative	$21,935	$18,369	$3,566	19.4%
Stock-based expense	3,779	4,232	(453)	(10.7)
Depreciation	1,376	1,650	(274)	(16.6)
Total general and administrative expense	$27,090	$24,251	$2,839	11.7%
General and administrative: General and administrative expense for the three months ended March 31, 2018, excluding stock-based expense and depreciation, increased $3.6 million, as compared to the same period of 2017. This increase was primarily driven by personnel expense for the three-month period increasing $2.5 million year-over-year, reflecting incremental headcount from our recent acquisitions and investments to support our continued growth. Professional fees increased year-over-year by $1.9 million due to costs of ongoing legal matters.
Total general and administrative expense as a percentage of total revenue decreased from 15.9% to 13.5% for the three months ended March 31, 2017 and 2018, respectively, primarily driven by scale across our administrative functions, partially offset by incremental costs from acquisitions and legal fees.
Stock-based Expense

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(in thousands, except percentages)
Stock-based expense	$10,318	$10,092	$226	2.2%
Stock-based expense for the three months ended March 31, 2018 remained consistent as compared to the same period of 2017.

Depreciation and Amortization Expense

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(in thousands, except percentages)
Depreciation expense	$6,876	$6,651	$225	3.4%
Amortization expense	16,384	7,789	8,595	110.3
Total depreciation and amortization expense	$23,260	$14,440	$8,820	61.1%
Depreciation and amortization expense increased $8.8 million during the three months ended March 31, 2018, as compared to the same period of 2017. Higher amortization expense was driven by the addition of finite-lived intangible assets in connection with our 2017 acquisitions.
Interest Expense and Other, Net

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(in thousands, except percentages)
Interest expense	$(7,756)	$(1,120)	$(6,636)	592.5%
Interest income	35	—	35	100.0
Other income	51	34	17	50.0
Total interest expense and other, net	$(7,670)	$(1,086)	$(6,584)	606.3%
Interest expense and other, net for the three months ended March 31, 2018, increased year-over-year by $6.6 million. This increase was primarily due to $4.1 million of interest and amortization expense related to our Convertible Notes. Interest expense related to our Credit Facility also increased $2.2 million year-over-year, as a result of additional borrowings under the Term Loans and Revolving Facility in support of our 2017 acquisitions.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from recurring operations and by calculating the tax effect of discrete items recognized during the quarter. Our effective income tax rate was (2.8)% and 9.0% for the three months ended March 31, 2018 and 2017, respectively. Our effective rate was lower than the statutory rate for the three months ended March 31, 2018, primarily because of excess tax benefits from stock compensation of $4.2 million recognized as a discrete item, as required by ASU 2016-09. The effective rate was lower than the statutory rate for the three months ended March 31, 2017, primarily because of excess tax benefits from stock-based compensation of $2.7 million recognized as a discrete item.
Liquidity and Capital Resources
Our primary sources of liquidity as of March 31, 2018, consisted of $101.6 million of cash and cash equivalents, $300.0 million available under the Revolving Facility, amounts available under the Credit Facility’s Accordion Feature, and $5.0 million of working capital (excluding $101.6 million of cash and cash equivalents and $110.0 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, and to service our debt obligations. We expect that working capital requirements, capital expenditures, acquisitions, and debt service will continue to be our principal needs for liquidity over the near term. We made capital expenditures of $12.7 million during the three months ended March 31, 2018. Due to anticipated expenditures related to our international growth, our recent acquisitions, investments related to those acquisitions, and data content and analytics investments, we expect capital expenditures to be approximately 6% of total revenue during the year ending December 31, 2018. We expect our capital expenditure rate to decrease to 5% of total revenue over the next few years. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2021, with a majority of the deferred cash obligations payable during 2018. We expect to fund these obligations from cash provided by operating activities or funds available under our Credit Facility.
In April 2018, we entered into an acquisition agreement, by which we acquired substantially all of the outstanding membership units of NovelPay, LLC (“NovelPay”), other than those owned by ClickPay Services, Inc. On the same day, we also entered into an agreement and plan of merger, by which we acquired all of the outstanding stock of ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”). Under the acquisition agreement, certain holders retained a portion of their units representing approximately 12% of the membership units of NovelPay, subject to put rights that may be exercised by the holders after September 1, 2018 and call rights that may be exercised by RealPage after October 1, 2018. The exercise price of the put rights and call rights is the same as the per unit price of the membership units purchased at the closing. The combined purchase price, assuming exercise of the put or call rights, is approximately $218.5 million consisting of a cash payment of $142.2 million and $76.3 million in shares of our common stock, subject to a working capital adjustment and a holdback of a portion of the purchase price to serve as security in respect of the indemnification and post-closing purchase price adjustments. The holdback will be payable on or shortly after the first and second anniversary dates of the acquisition date. This acquisition was financed using cash on hand and funds available under our Credit Facility.
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
As of December 31, 2017, we had gross federal and state NOL carryforwards of $172.5 million and $60.2 million, respectively. Our federal and state NOL carryforwards may be available to offset potential payments of future income tax liabilities. If unused, the gross federal NOLs will begin to expire in 2024 and the state NOLs will begin to expire in 2018. Total gross state NOLs expiring in the next five years is approximately $19.1 million.
The following table sets forth cash flow data for the periods indicated therein:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$70,771	$46,983
Net cash used in investing activities	(14,460)	(76,028)
Net cash used in financing activities	(7,405)	(3,499)
Net Cash Provided by Operating Activities
During the three months ended March 31, 2018, net cash provided by operating activities consisted of net income of $10.9 million, net non-cash adjustments to net income of $36.8 million, and a net inflow of cash from changes in working capital of $23.1 million. Non-cash adjustments to net income primarily consisted of depreciation and amortization expense of $23.3 million, stock-based expense of $10.3 million, and amortization of debt discount and issuance costs of $3.0 million. These items were partially offset by income tax-related items of $1.2 million.
Changes in working capital during the three months ended March 31, 2018, included net cash inflows from customer deposits of $16.3 million, primarily attributable to the timing of cash settlements for previously initiated resident transactions related to our payments solutions, and accounts receivable of $15.6 million, which is primarily due to timing of client billing and collections. These items were partially offset by net cash outflows from changes in other current assets of $4.8 million and deferred revenue of $3.0 million.
Net Cash Used in Investing Activities
During the three months ended March 31, 2018, we used $14.5 million of net cash in investing activities, consisting of $12.7 million for capital expenditures and $1.8 million for the purchase of our investment in WayBlazer. Capital expenditures during the period primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Used in Financing Activities
During the three months ended March 31, 2018, the net cash used in our financing activities primarily consisted of activity under our stock-based expense plans of $3.5 million, primarily attributable to shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock, payments on our Term Loans and Revolving Facility of $2.0 million, and $1.1 million of costs incurred in connection with the amendment to the Credit Facility.

Contractual Obligations, Commitments, and Contingencies
The following table summarizes, as of March 31, 2018, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Convertible Notes (1)	$368,934	$3,881	$10,350	$354,703	$—
Term Loans (2)	363,577	20,810	69,201	273,566	—
Revolving Facility (3)	58,599	1,509	4,456	52,634	—
Operating lease obligations	103,270	11,529	25,374	20,246	46,121
Acquisition-related liabilities (4)	50,862	36,758	13,104	1,000	—
	$945,242	$74,487	$122,485	$702,149	$46,121

(1)
Represents the aggregate principal amount of $345.0 million and anticipated coupon interest payments related to our Convertible Notes and excludes the unamortized discount and debt issuance costs reflected in our Condensed Consolidated Balance Sheets.

(2)
Represents the contractually required principal payments for our Term Loan and Delayed Draw Term Loan and excludes unamortized debt issuance costs reflected in our Condensed Consolidated Balance Sheets. These amounts also include the future interest obligations of our Term Loans, which were estimated using a LIBOR forward rate curve and include the related effects of our interest rate swap agreements.

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

Credit Facility
On September 30, 2014, we entered into an agreement for a secured credit facility to refinance our outstanding revolving loans. The credit facility agreement was subsequently amended during 2016, 2017 and the first quarter of 2018 (inclusive of these amendments, the “Credit Facility”). For more information regarding these amendments, refer to our 2017 Form 10-K and Note 7 of the accompanying Condensed Consolidated Financial Statements. The Credit Facility matures on February 27, 2022, and includes the following:
Revolving Facility: The Credit Facility provides $350.0 million in aggregate commitments for revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”).
Term Loan: In February 2016, we originated a term loan in the original principal amount of $125.0 million under the Credit Facility (“Term Loan”). We make quarterly principal payments of $0.8 million, which will increase to $1.5 million beginning on June 30, 2018, and to $3.1 million beginning on June 30, 2020.
Delayed Draw Term Loan: In December 2017, we drew funds of $200.0 million available under the delayed draw term loan (“Delayed Draw Term Loan”). Subsequent to disbursal of the Delayed Draw Term Loan funds, we began making quarterly principal payments on the Delayed Draw Term Loan equal to an initial amount of $1.3 million. The quarterly principal payments increase to $2.5 million beginning on June 30, 2018, and to $5.0 million beginning on June 30, 2020.
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

Accordion Feature: The Credit Facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our Senior Leverage Ratio to exceed 3.50 to 1.00.
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
Refer to Note 7 of the accompanying Condensed Consolidated Financial Statements for a complete discussion of the Credit Facility, including its terms and conditions.
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
There was no repurchase activity during the three months ended March 31, 2018 and 2017.
Other Contractual Obligations
In addition to the contractual obligations discussed above, certain of our business acquisitions include provisions for the payment of deferred and contingent cash obligations. Deferred cash obligations are generally subject to adjustments specified in the underlying acquisition agreement related to the seller’s indemnification obligations, and payment of contingent cash obligations is dependent upon the acquired business achieving agreed-upon operational or financial targets in the post-

acquisition period. We had deferred cash obligations, net of unamortized discounts and sellers’ indemnification obligations, of $46.6 million and $47.0 million and contingent cash obligations of $0.1 million and $0.4 million at March 31, 2018 and December 31, 2017, respectively. Deferred and contingent cash obligations related to our acquisitions have payment dates extending through 2021.
Other than the matters discussed above, there have been no other material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K for the year ended December 31, 2017.
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
We had cash and cash equivalents of $101.6 million and $69.3 million at March 31, 2018 and December 31, 2017, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $317.1 million and $319.1 million outstanding under our Term Loans at March 31, 2018 and December 31, 2017, respectively. The Term Loans are reflected net of unamortized debt issuance costs of $1.6 million and $1.7 million at March 31, 2018 and December 31, 2017, respectively, in the accompanying Condensed Consolidated Balance Sheets. At our option, amounts borrowed under the Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.25%, or the Base Rate, plus a margin ranging from 0.25% to 1.25%. The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable variable interest rates changed by 50 basis points, our annual interest expense as of March 31, 2018 would change by approximately $1.5 million.
In March 2016, we entered into two interest rate swap agreements to eliminate variability in interest payments on a portion of the Term Loan. For that portion, the swap agreements replace the Term Loan’s variable rate with a blended fixed rate of 0.89%. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt additional specific hedging strategies in the future.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's controls required for preventing and timely detecting improper fund transfers with respect to an external third party system used by a subsidiary acquired by the Company in 2017 were not effective as of such date, resulting in a material weakness in the Company’s internal control over financial reporting. For additional information, see Note 1 to the Condensed Consolidated Financial Statements.
Management has determined that the material weakness did not result in a misstatement in the Condensed Consolidated Financial Statements as of March 31, 2018, and has determined that the financial statements and other information included in the Condensed Consolidated Financial Statements as of March 31, 2018 present fairly in all material respects the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”).
Changes in Internal Controls
In connection with the identified material weakness, we have begun the implementation of the remedial measures described below. However, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plans and Other Information
Management has taken immediate action to begin remediating the material weakness identified. While certain remedial actions have been completed, the Company continues to actively plan for and implement additional control procedures. These remediation efforts, outlined below, are intended to further address the identified material weakness.
Since identifying the material weakness in internal control over financial reporting, the Company has engaged a leading forensics firm to investigate the incident that the material weakness in internal control over financial reporting failed to prevent or detect. To remediate the material weakness, management has implemented or intends to implement the following measures:

•	continue adoption and rollout of multifactor authentication;

•	ensure compensating controls are adequate and effective for third party systems; and

•	increase internal communications to enhance security awareness regarding, among other things, phishing identification, business email use, password protection and storage.
Remediation of the material weakness in internal controls is among management’s highest priorities. Management will periodically assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary. Management understands that improvement and maintenance of internal controls is a continuing responsibility.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On February 23, 2015, we received from the Federal Trade Commission (“FTC”) a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the FCRA. We responded to the request and requests for additional information by the FTC. On November 2, 2017, the FTC staff informed us of its belief that there is a basis for claims that could include monetary and injunctive relief against us for failing to follow reasonable procedures to assure maximum possible accuracy of our tenant screening reports. We believe that our business practices did not, and do not, violate the FCRA or any other laws, and we intend to vigorously defend our position. We have had ongoing discussions with the FTC to attempt to resolve the matter. However, we cannot be certain that the matter will be resolved as a result of these discussions.
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

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	increase in the number or severity of insurance claims on policies sold by us;

•	litigation and settlement costs, including unforeseen costs;

•	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of subscription revenue or accounting for mergers and acquisitions; and

•	changes in tax policy in the United States and globally that affect the deductibility of certain expenses and how our profits are taxed, including the “Tax Reform Act,” as defined below.
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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and client base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We continue to experience growth in the number of employees and on demand clients. We had approximately 5,700 employees and over 12,400 on demand clients as of March 31, 2018. In addition, we have grown and expect to continue to grow through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments, such as the Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Condensed Consolidated Balance Sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, and the trading price of our common stock.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of ClickPay, LRO, On-Site, PEX, AUM, Axiometrics, eSupply, AssetEye and NWP. We expect to continue making acquisitions in the future. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue involve numerous risks, including the following:

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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure or acquire businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant ownership dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In 2017 and the first quarter of 2018, we amended our Credit Facility to increase our borrowing capacity, and in 2017 we completed a convertible debt offering in which we sold $345.0 million of Convertible Notes. Future debt financing could increase our interest expense and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges or opportunities could be significantly limited.

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
Our Credit Facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum Consolidated Net Leverage Ratio, a maximum Consolidated Senior Secured Net Leverage Ratio, and a minimum Consolidated Interest Coverage Ratio. See additional discussion of these requirements in Note 7 to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2018, we were in compliance with all of the covenants under our Credit Facility.
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
If we fail to remediate our recently identified material weakness or to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
Ensuring that we have adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. During May 2018, we learned that we were the subject of a targeted email phishing campaign that led to a business email compromise pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that was acquired by us in 2017. As a result, our management determined that we did not maintain an effective control environment because we ineffectively designed and maintained controls required for preventing and timely detecting improper fund transfers from the external third party system used by the subsidiary, and our management determined that these control deficiencies constitute a material weakness. See Note 1 to our Condensed Consolidated Financial Statements herein for additional information regarding this matter. If we fail to remediate this recently identified material weakness or to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended by certain supplementary ASU’s released in 2016, replaces all current GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard requires the recognition of revenue when promised goods or services are transferred to clients in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a client.
Our adoption of this ASU was effective on January 1, 2018 and required changes in our revenue recognition timing related to commissions paid to our direct sales force, certain client accommodations and our allocation of contract transaction prices. The new standard also requires new revenue disclosures in our consolidated financial statements relating to, among other items, the disaggregation of revenue and contract backlog. We have developed expanded disclosures to meet the new requirements. We have also identified and designed additional controls and updated our accounting policies to support our implementation and ongoing compliance with the new standard. See additional discussion of the adoption of ASU 2014-09 in Note 2 and Note 4 to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.
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
The Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017, contains significant changes to the U.S. federal income tax laws, the full consequences of which have not yet been determined. As a result of the enacted reduction in the federal corporate income tax rate, we recorded a non-cash adjustment to revalue our net deferred tax assets, with a corresponding charge to earnings in the fourth quarter of 2017. This one-time revaluation was based on our current knowledge, interpretation, and understanding of the Tax Reform Act and its impact to our business. If we are required to further adjust the value of our deferred tax assets and/or recognize a deferred tax liability for non-U.S. earnings, we may be required to record additional charges to earnings, which could have could have a material adverse effect on our business, financial condition, and results of operations.
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
If our security measures are breached and unauthorized access is obtained to our software platform, service infrastructure, or our clients’ or their renters’ or prospects’ data, we may incur significant liabilities, third parties may misappropriate our intellectual property or financial assets, our solutions may be perceived as not being secure and clients may curtail or stop using our solutions.
Maintaining the security of our software platform and service infrastructure is of paramount importance to us and our clients, and we devote significant resources to this effort. Breaches of the security measures we take to protect our software platform and service infrastructure and our and our clients’ confidential or proprietary information that is stored on and transmitted through those systems could disrupt and compromise the security of our internal systems and on demand applications, impair our ability to provide products and services to our clients and protect the privacy of their data, compromise our confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or financial assets or otherwise adversely affect our business.
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
There can be no certainty that the measures we have taken to protect our software platform and service infrastructure, our confidential and proprietary information and the privacy and integrity of our clients’, their current or prospective renters’ and business partners’ data are adequate to prevent or remedy unauthorized access to our system. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Experienced computer programmers seeking to intrude or cause harm, or hackers, have penetrated our service infrastructure in the past and are likely to attempt to do so in the future. Hackers may consist of sophisticated organizations, competitors, governments or individuals who launch targeted attacks to gain unauthorized access to our systems and financial assets. A hacker who is able to penetrate our service infrastructure could misappropriate proprietary or confidential information or financial assets or cause interruptions in our services. For example, during May 2018, we learned we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that was acquired by us in 2017. The incident resulted in the successful diversion of approximately $8 million of funds intended for disbursement to three clients. RealPage immediately notified its relevant financial institutions and certain government agencies of the incident and restored all funds to the client accounts. Although we believe recovery can be achieved through the continued efforts by relevant financial institutions and government agencies coupled with applicable insurance coverage, there can be no assurance of recovery or the timing of any such recovery.
We might be required to expend significant capital and resources to protect against, or to remedy, problems caused by hackers (including the May 2018 incident described above), and we may not have a timely remedy against a hacker who is able to penetrate our service infrastructure. In addition to purposeful breaches, inadvertent actions or the transmission of computer viruses could expose us to security risks. If an actual or perceived breach of our security occurs or if our clients and potential clients perceive vulnerabilities, the market perception of the effectiveness of our security measures could be harmed, we could lose sales and clients and our business could be materially harmed.
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

•
our inability to increase or modify our fees at times when sponsor banks, electronic payment partners or associations increase their transaction processing fees or impose restrictions on the type, structure or amount of fees we can charge;

•
repricing actions taken by card associations or payment networks or imposed as a result of governmental regulation or due to competitive pressures, which could negatively impact the prices we can charge customers for our services; and

•	inconsistent and conflicting laws, regulations and card association or payment network rules that may result in fee structures that cause consumer confusion, complaints or litigation.
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
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our clients or vendors in connection with commercial disputes, claims brought by our clients’ current or prospective renters, including class action lawsuits based on asserted statutory or regulatory violations, employment-based claims made by our current or former employees, and other claims brought by administrative agencies, government regulators, or insurers.
On February 23, 2015, we received from the Federal Trade Commission (“FTC”) a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the FCRA. We responded to the request and requests for additional information by the FTC. On November 2, 2017, the FTC staff informed us of its belief that there is a basis for claims that could include monetary and injunctive relief against us for failing to follow reasonable procedures to assure maximum possible accuracy of our tenant screening reports. We believe that our business practices did not, and do not, violate the FCRA or any other laws, and we intend to vigorously defend our position. We have had ongoing discussions with the FTC to attempt to resolve the matter. However, we cannot be certain that the matter will be resolved as a result of these discussions.
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
On February 23, 2015, we received from the Federal Trade Commission (“FTC”) a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the FCRA. We responded to the request and requests for additional information by the FTC. On November 2, 2017, the FTC staff informed us of its belief that there is a basis for claims that could include monetary and injunctive relief against us for failing to follow reasonable procedures to assure maximum possible accuracy of our tenant screening reports. We believe that our business practices did not, and do not, violate the FCRA or any other laws, and we intend to vigorously defend our position. We have had ongoing discussions with the FTC to attempt to resolve the matter. However, we cannot be certain that the matter will be resolved as a result of these discussions.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 24.9% of our common stock as of March 31, 2018. Of such amount, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 22.7% of our common stock as of March 31, 2018. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
The trading price of our common stock price may be volatile.
The trading price of our common stock could be subject to wide fluctuations in response to various factors, including, but not limited to, those described in this “Risk Factors” section, some of which are beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our operating results or in expectations regarding our operating results;

•	variations in operating results of similar companies;

•	changes in our financial guidance and how our actual results compare to such guidance;

•	changes in the estimates of our operating results or changes in recommendations by any research analysts that elect to follow our common stock;

•	announcements of technological innovations, new solutions or enhancements, acquisitions, strategic alliances or agreements by us or by our competitors;

•	announcements by competitors regarding their entry into new markets, and new product, service and pricing strategies;

•	marketing, advertising or other initiatives by us or our competitors;

•	increases or decreases in our sales of products and services for use in the management of units by clients and increases or decreases in the number of units managed by our clients;

•	threatened or actual litigation;

•	major changes in our board of directors or management;

•	recruitment or departure of key personnel;

•	market conditions in our industry and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of our shares of common stock by existing stockholders;

•	volatility in our stock price, which may lead to higher stock-based expense under applicable accounting standards; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you would receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares. In addition, the terms of our credit facilities currently restrict our ability to pay dividends. See additional discussion under the Dividend Policy heading of Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on March 1, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the three months ended March 31, 2018, by RealPage, Inc. or any “affiliated purchaser” of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2018 through January 31, 2018	—	$—	—	$44,894,113
February 1, 2018 through February 28, 2018	—	—	—	44,894,113
March 1, 2018 through March 31, 2018	—	—	—	44,894,113
	—	$—	—	$44,894,113
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
Date: May 10, 2018

RealPage, Inc.

By:	/s/ W. Bryan Hill
W. Bryan Hill
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Included
Number	Exhibit Description	Form	Date	Number	Herewith
2.1
Acquisition Agreement dated April 19, 2018 by and among Registrant and each of the holders of outstanding membership units of NovelPay LLC, a Delaware limited liability company, other than those owned by ClickPay Services, Inc., a Delaware corporation, and NP Representative, LLC, a Delaware limited liability company, solely in its capacity as the Sellers’ Representative*
					X
2.2
Agreement and Plan of Merger by and among Registrant, RP Newco XXIII Inc., a Delaware corporation and wholly-owned subsidiary of Registrant, RP Newco XXIV Inc., a Delaware corporation and wholly-owned subsidiary of Registrant, ClickPay Services, Inc., a Delaware corporation and NP Representative, LLC, a Delaware limited liability company, solely in its capacity as the Sellers’ Representative*
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
10.1
Seventh Amendment to Credit Agreement, Incremental Amendment and Amendment to Collateral Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated March 12, 2018
					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X

* Exhibits, schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

** Furnished herewith.