Form 10-Q
period 2018-06-30
REALPAGE INC
filed 2018-08-06
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 20, 2018
Common Stock, $0.001 par value	93,817,205

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$373,174	$69,343
Restricted cash	102,518	96,002
Accounts receivable, less allowance for doubtful accounts of $8,442 and $3,951 at June 30, 2018 and December 31, 2017, respectively	112,484	124,505
Prepaid expenses	15,493	12,107
Other current assets	15,812	6,622
Total current assets	619,481	308,579
Property, equipment, and software, net	145,340	148,428
Goodwill	918,785	751,052
Identified intangible assets, net	276,983	252,337
Deferred tax assets, net	42,607	44,887
Other assets	20,710	11,010
Total assets	$2,023,906	$1,516,293
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,394	$26,733
Accrued expenses and other current liabilities	97,484	79,379
Current portion of deferred revenue	111,238	116,622
Current portion of term loans	16,133	14,116
Convertible notes, net	286,908	—
Customer deposits held in restricted accounts	102,512	96,057
Total current liabilities	642,669	332,907
Deferred revenue	5,181	5,538
Revolving facility	—	50,000
Term loans, net	295,382	303,261
Convertible notes, net	—	281,199
Other long-term liabilities	41,299	41,513
Total liabilities	984,531	1,014,418
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value: 250,000,000 and 125,000,000 shares authorized, 96,485,983 and 87,153,085 shares issued and 93,959,957 and 83,180,401 shares outstanding at June 30, 2018 and December 31, 2017, respectively	96	87
Additional paid-in capital	1,159,831	637,851
Treasury stock, at cost: 2,526,026 and 3,972,684 shares at June 30, 2018 and December 31, 2017, respectively	(67,360)	(61,260)
Accumulated deficit	(53,445)	(75,046)
Accumulated other comprehensive income	253	243
Total stockholders’ equity	1,039,375	501,875
Total liabilities and stockholders’ equity	$2,023,906	$1,516,293
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
On demand	$206,945	$154,727	$400,245	$300,940
Professional and other	9,307	6,579	17,308	13,285
Total revenue	216,252	161,306	417,553	314,225
Cost of revenue	85,741	67,544	162,401	130,586
Gross profit	130,511	93,762	255,152	183,639
Operating expenses:
Product development	30,771	21,290	59,811	41,677
Sales and marketing	54,488	39,235	104,729	74,382
General and administrative	28,444	27,370	55,534	51,621
Total operating expenses	113,703	87,895	220,074	167,680
Operating income	16,808	5,867	35,078	15,959
Interest expense and other, net	(8,518)	(2,786)	(16,188)	(3,872)
Income before income taxes	8,290	3,081	18,890	12,087
Income tax benefit	(189)	(3,132)	(490)	(2,321)
Net income	$8,479	$6,213	$19,380	$14,408

Net income per share attributable to common stockholders:
Basic	$0.10	$0.08	$0.23	$0.18
Diluted	$0.09	$0.08	$0.22	$0.18
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	85,124	79,018	83,156	78,642
Diluted	90,005	81,925	87,332	81,644
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$8,479	$6,213	$19,380	$14,408
(Loss) gain on interest rate swaps, net	(36)	(24)	123	82
Foreign currency translation adjustment	14	48	(113)	(2)
Comprehensive income	$8,457	$6,237	$19,390	$14,488
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2017	87,153	$87	$637,851	$243	$(75,046)	(3,973)	$(61,260)	$501,875
Cumulative effect of adoption of ASU 2014-09	—	—	—	—	2,221	—	—	2,221
Public offering of common stock, net of $17,051 of offering costs	8,050	8	441,791	—	—	—	—	441,799
Issuance of common stock at closing for acquisition of ClickPay	683	1	35,854	—	—	—	—	35,855
Shares held in escrow for acquisition of ClickPay	187	—	—	—	—	—	—	—
Redemption of noncontrolling interest in connection with acquisition of ClickPay	395	—	20,756	—	—	—	—	20,756
Stock option exercises	18	—	5,469	—	—	367	2,270	7,739
Issuance of restricted stock	—	—	(6,394)	—	—	1,533	6,394	—
Treasury stock purchases, at cost	—	—	4	—	—	(453)	(14,764)	(14,760)
Stock-based expense	—	—	24,500	—	—	—	—	24,500
Interest rate swap agreements	—	—	—	367	—	—	—	367
Foreign currency translation	—	—	—	(113)	—	—	—	(113)
Reclassification of realized gain on cash flow hedge to earnings, net of tax	—	—	—	(244)	—	—	—	(244)
Net income	—	—	—	—	19,380	—	—	19,380
Balance as of June 30, 2018	96,486	$96	$1,159,831	$253	$(53,445)	(2,526)	$(67,360)	$1,039,375
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$19,380	$14,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,389	29,533
Amortization of debt discount and issuance costs	6,121	1,424
Deferred taxes	(2,973)	(3,088)
Stock-based expense	24,013	23,968
Loss on disposal and impairment of other long-lived assets	1,098	87
Acquisition-related consideration	1,124	1,024
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	6,815	6,430
Prepaid expenses and other current assets	(9,395)	(1,369)
Other assets	(2,248)	(464)
Accounts payable	5,899	4,066
Accrued compensation, taxes, and benefits	(1,379)	(759)
Deferred revenue	(2,034)	3,607
Customer deposits	5,142	15,389
Other current and long-term liabilities	2,268	1,396
Net cash provided by operating activities	102,220	95,652
Cash flows from investing activities:
Purchases of property, equipment, and software	(22,493)	(27,129)
Acquisition of businesses, net of cash and restricted cash acquired	(137,475)	(123,241)
Purchase of other investment	(1,800)	—
Net cash used in investing activities	(161,768)	(150,370)
Cash flows from financing activities:
Payments on term loans	(6,049)	(767)
Proceeds from revolving credit facility	140,000	—
Payments on revolving line of credit	(190,000)	—
Proceeds from borrowings on convertible notes	—	345,000
Purchase of convertible note hedges	—	(62,549)
Proceeds from issuance of warrants	—	31,499
Deferred financing costs	(1,139)	(10,755)
Payments on capital lease obligations	(211)	(136)
Payments of acquisition-related consideration	(7,371)	(7,185)
Proceeds from public offering, net of underwriters’ discount and offering costs	441,799	—
Proceeds from exercise of stock options	7,739	13,151
Purchase of treasury stock related to stock-based compensation	(14,760)	(11,008)
Net cash provided by financing activities	370,008	297,250
Net increase in cash, cash equivalents and restricted cash	310,460	242,532
Effect of exchange rate on cash	(113)	(2)
Cash, cash equivalents and restricted cash:
Beginning of period	165,345	188,540
End of period	$475,692	$431,070
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental cash flow information:
Cash paid for interest	$9,200	$1,976
Cash paid for income taxes, net of refunds	$722	$1,157
Non-cash investing and financing activities:
Fair value of stock consideration in connection with acquisition of ClickPay	$35,855	$—
Redemption of noncontrolling interest in connection with acquisition of ClickPay	$20,756	$—
Accrued property, equipment, and software	$1,101	$951

       The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$373,174	$69,343
Restricted cash	102,518	96,002
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash flows	$475,692	$165,345
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
During May 2018 and as disclosed in our Form 10-Q for the quarter ended March 31, 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. The incident resulted in the diversion of approximately $6.2 million, net of recovered funds, intended for disbursement to three clients. We immediately restored all funds to the client accounts. We have since remediated the security weakness that gave rise to the incident, as well as implemented additional preventive and detective control procedures.
We maintain insurance coverage to limit our losses related to criminal and network security events. At June 30, 2018, we recognized a receivable of $6.2 million included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet for losses and related expenses arising from this incident that we believe are probable of recovery from our insurance carriers. For the three months ended June 30, 2018, we also recognized a charge of $0.3 million included in “General and administrative” expenses in the accompanying Condensed Consolidated Statement of Operations for losses and related expenses that we do not expect to recover.
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
Principally, all of our revenue for the three and six months ended June 30, 2018 and 2017 was earned in the United States. Net property, equipment, and software located in the United States amounted to $136.9 million and $140.0 million at June 30, 2018 and December 31, 2017, respectively. Net property, equipment, and software located in our international subsidiaries amounted to $8.4 million at both June 30, 2018 and December 31, 2017. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, Spain, and India at both June 30, 2018 and December 31, 2017.
Concentrations of Credit Risk
Our cash accounts are maintained at various financial institutions and may, from time to time, exceed federally insured limits. We have not experienced any losses in such accounts.

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
No single client accounted for 10% or more of our revenue or accounts receivable for the three or six months ended June 30, 2018 or 2017.
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
Purchase consideration includes assets transferred, liabilities assumed, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combination transactions may be structured to include a combination of up-front, deferred and contingent payments. These payments may include a combination of cash and common stock. Deferred and contingent payments are made at specified dates subsequent to the date of acquisition. Deferred cash payments and stock issuances are included in the acquisition consideration based on their fair value as of the acquisition date. The fair value of these obligations is estimated based on the present value, as of the date of acquisition, of the anticipated future payments. The future payments are discounted using a rate that considers an estimate of the return expected by a market-participant and a measurement of the risk inherent in the cash flows, among other inputs. These deferred obligations are generally subject to adjustments specified in the underlying purchase agreement related to the seller’s indemnification obligations. Contingent cash payments are obligations to make future cash payments to the seller, the payment of which is contingent upon the achievement of stipulated operational or financial targets in the post-acquisition period. Contingent cash payments are included in the purchase consideration at their fair value as of the acquisition date. The fair value of these payments is estimated using a probability weighted discount model based on the achievement of the specified targets. The fair value of these liabilities is re-evaluated on a quarterly basis, and any change is reflected in the line “General and administrative” in the accompanying Condensed Consolidated Statements of Operations. These estimates are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur that would affect the accuracy or validity of these estimates.
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
Derivative Financial Instruments
We are exposed to interest rate risk related to our variable rate debt. We manage this risk through a program that includes the use of interest rate derivatives, the counterparties to which are major financial institutions. Our objective in using interest rate derivatives is to add stability to interest cost by reducing our exposure to interest rate movements. We do not use derivative instruments for trading or speculative purposes.
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
We maintain an allowance for doubtful accounts for credits we offer our clients in certain instances and to reflect our best estimate of the amount of consideration to which we are entitled and that we will ultimately receive. In evaluating the sufficiency of the allowance for doubtful accounts, we consider relevant factors such as our historical experience, current contractual requirements, potential client buying patterns, age of the outstanding balance, and our clients’ ability to pay. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. A portion of our allowance is for services not yet rendered and is therefore classified as an offset to deferred revenue.
Accounts receivable are written off upon determination of non-collectability following established Company policies. We incurred bad debt expense of $1.5 million and $0.8 million for the three months ended, and $2.1 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively.
Accounts receivable includes commissions due to us related to the sale of insurance products to individuals and commissions which are contingent based upon the activity in the underlying policies. Contingent commissions receivables are recorded at their estimated net realizable value, based on estimates and considerations which include, but are not limited to, the historical and projected loss rates incurred by the underlying policies.
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
Professional and Other Revenue
Professional services and other revenues generally consist of the fees we receive for providing implementation and consulting services, submeter equipment and ongoing maintenance of our existing on premise licenses.
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

	Originally Reported	Effect of Change	As Adjusted
	(in thousands)
Statement of Cash Flows for the six months ended June 30, 2017
Net cash provided by operating activities	$80,464	$15,188	$95,652
Net cash used in investing activities	(158,007)	7,637	(150,370)
Cash, cash equivalents and restricted cash at end of period	324,591	106,479	431,070
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
Recently Issued Accounting Standards
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The amendments in this ASU are to be applied through a cumulative-effect adjustment to retained earnings as of the first reporting period in which the ASU is effective. We are currently evaluating this ASU, but the adoption is not expected to have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize assets and liabilities arising from all leases with a lease term of more than 12 months, including those classified as operating leases under previous accounting guidance. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations.
ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB approved an optional transition method to allow companies to initially account for the impact of the adoption with a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. This will eliminate the need to restate amounts presented prior to January 1, 2019. We will adopt the standard effective January 1, 2019, and we expect to elect this optional transition method, as well as certain practical expedients permitted under the transition guidance. We are in the process of assessing the population for the new standard and evaluating the impact to our consolidated financial statements. We continue to anticipate that the standard will have a material impact on our balance sheet, but do not expect a material impact to the income statement. The most significant impact will be from the recognition of right of use assets and lease liabilities for operating leases, while we expect our accounting for finance leases to remain substantially unchanged.
3. Acquisitions
Current Acquisition Activity
ClickPay
In April 2018, we entered into an acquisition agreement by which we acquired substantially all of the outstanding membership units of NovelPay, LLC (“NovelPay”), other than those owned by ClickPay Services, Inc. On the same day, we also entered into an agreement and plan of merger, by which we acquired all of the outstanding stock of ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”). ClickPay provides an electronic payment platform servicing resident units across multiple segments of real estate, which offers integrated payment services to increase operational efficiencies for property owners and managers. The acquisition of ClickPay broadens our presence in the real estate industry, and solidifies the integration of our leasing platform with third-party property management systems.
We acquired ClickPay for a purchase price of $216.9 million. The purchase price consisted of a cash payment of $138.8 million, net of cash acquired of $7.5 million, the issuance of 682,688 shares of our common stock valued at $35.9 million, a deferred obligation of up to $20.0 million, which had a fair value of $18.9 million on the date of acquisition, and a liability of $23.6 million related to put and call option agreements, which had a fair value of $23.3 million on the date of acquisition. Subject to any indemnification claims made, the deferred obligation will be released on the first and second anniversary dates of the closing date. The acquisition of ClickPay was financed using funds available under our Credit Facility, as defined in Note 7, and cash on hand.
Pursuant to the acquisition agreement, certain holders initially retained units representing approximately 12% of the membership units of NovelPay, subject to put rights that may be exercised by the holders on or after September 1, 2018, and call rights that may be exercised by us on or after October 1, 2018. The exercise price of the put and call rights is the same as the per unit price of the membership units purchased at the closing. We evaluated the put and call options and determined the put and call options were embedded within the noncontrolling interests, and the economic substance represented a financing arrangement of the noncontrolling interests because of the substantially fixed exercise price and stated exercise dates. In June 2018, we and one of the remaining NovelPay noncontrolling interest holders agreed to waive the put and call exercise date, and we completed the purchase of such holder’s membership units for 395,206 shares of common stock valued at $20.8 million. As of June 30, 2018, approximately 3% of the membership units of NovelPay were held by the remaining noncontrolling interest holders. No earnings have been attributed to the noncontrolling interests in the accompanying Condensed Consolidated Statements of Operations. Such interests, valued at $2.8 million, are recorded as a liability in the accompanying Condensed Consolidated Balance Sheet.
The acquired identified intangible assets consisted of developed technology, client relationships, and trade names. These intangible assets were assigned estimated useful lives of seven, ten, and ten years, respectively. Preliminary goodwill recognized of $168.0 million is primarily comprised of anticipated synergies from leveraging ClickPay’s electronic payment platform, which is compatible with multiple third-party property management systems. Goodwill and the acquired identified intangible assets arising from the acquisition of NovelPay are deductible for tax purposes; those arising from the acquisition of ClickPay Services, Inc. are not. Accounts receivable acquired had a gross contractual value of $2.8 million at acquisition, of which $0.1 million was estimated to be uncollectible. Acquisition costs associated with this transaction totaled $1.4 million and were expensed as incurred.
Purchase Price Allocation
The estimated fair values of assets acquired and liabilities assumed are provisional and are based primarily on the information available as of the acquisition date. We believe this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition date. The preliminary allocation of the ClickPay purchase price is as follows, in thousands:

Restricted cash	$1,313
Accounts receivable	2,714
Property, equipment, and software	89
Intangible assets:
Developed product technologies	29,100
Client relationships	20,700
Trade names	2,900
Goodwill	168,033
Other assets	489
Accounts payable and accrued liabilities	(2,698)
Client deposits held in restricted accounts	(1,313)
Deferred tax liability, net	(4,430)
Total purchase price	$216,897
At June 30, 2018, the deferred obligation related to this acquisition totaled $20.0 million and was carried net of a discount of $0.9 million, in the Condensed Consolidated Balance Sheet.
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

The acquired identified intangible assets consisted of developed technology, client relationships, and trade names. These intangible assets were assigned estimated useful lives of seven, ten, and two years, respectively. Preliminary goodwill recognized of $202.9 million is primarily comprised of anticipated synergies from leveraging LRO’s repository of lease transaction data and data science talent with our existing platform of pricing, demand, and credit optimization tools. Goodwill and the acquired identified intangible assets are deductible for tax purposes. Accounts receivable acquired had a gross contractual value of $4.7 million at acquisition, of which $0.2 million was estimated to be uncollectible. Acquisition costs associated with this transaction totaled $13.8 million, including $10.7 million incurred related to the Hart-Scott-Rodino Antitrust Improvements Act review process, and were expensed as incurred.
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
The acquired identified intangible assets consisted of developed technology, client relationships, and trade names. These intangible assets were assigned estimated useful lives of seven, nine, and six years, respectively. Preliminary goodwill recognized of $3.3 million is chiefly attributable to the presence we gained in international markets and anticipated synergies from combining PEX’s consumer facing solutions with our platform of property management, accounting, and asset optimization solutions. Goodwill and the acquired identified intangible assets are not deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.4 million and were expensed as incurred.
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

Purchase Price Allocation
For certain of the acquisitions in the table below, the estimated fair values of assets acquired and liabilities assumed are provisional and are based primarily on the information available as of the acquisition dates. The allocation of each purchase price, including the effects of measurement period adjustments recorded as of June 30, 2018, was as follows:

	Axiometrics	AUM	On-Site	PEX	LRO
	(Final)	(Final)	(Provisional)	(Provisional)	(Provisional)
	(in thousands)
Restricted cash	$—	$5,954	$3,458	$—	$—
Accounts receivable	1,620	2,409	4,718	107	4,498
Property, equipment, and software	400	319	789	8	1,507
Intangible assets:
Developed product technologies	15,500	10,800	16,960	2,350	42,000
Client relationships	6,830	7,470	41,360	590	49,000
Trade names	3,200	208	7,000	160	666
Non-compete agreements	—	3,920	—	—	—
Goodwill	54,190	45,907	184,520	3,309	202,852
Other assets	273	850	826	78	475
Accounts payable and accrued liabilities	(367)	(2,150)	(938)	(242)	(214)
Client deposits held in restricted accounts	—	(5,954)	(3,458)	—	—
Deferred revenue	(7,115)	(321)	(565)	(221)	(861)
Other long-term liabilities	(774)	—	—	—	—
Deferred tax liability	—	—	(1,240)	(108)	—
Total purchase price	$73,757	$69,412	$253,430	$6,031	$299,923
At June 30, 2018 and December 31, 2017, deferred cash obligations related to acquisitions completed in 2017 totaled $38.2 million and $44.8 million, and were carried net of a discount and indemnified obligations of $0.8 million and $2.3 million, respectively, in the Condensed Consolidated Balance Sheets. The aggregate fair value of contingent cash obligations related to these acquisitions was $0.1 million and $0.2 million at June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018 and 2017, we recognized a gain of $0.1 million and $0.2 million, respectively, due to changes in the fair value of contingent cash obligations related to acquisitions completed in 2017. We made deferred cash payments of $6.0 million during the six months ended June 30, 2018 related to these acquisitions.
Acquisition Activity Prior to 2017
At June 30, 2018 and December 31, 2017, the aggregate carrying value of deferred cash obligations related to acquisitions completed prior to 2017 totaled $2.7 million and $4.4 million, respectively. We paid deferred cash obligations related to these acquisitions in the amount of $1.8 million and $7.0 million during the six months ended June 30, 2018 and 2017, respectively.
No contingent cash obligations remained outstanding at June 30, 2018 related to acquisitions completed prior to 2017. The aggregate carrying value of contingent cash obligations related to these acquisitions was estimated to be $0.2 million at December 31, 2017. During the six months ended June 30, 2018 and 2017, we paid contingent cash obligations in the amount of $0.2 million and $0.5 million, respectively, related to acquisitions completed prior to 2017. We recognized an expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2017, respectively, due to changes in the fair value of contingent cash obligations related to these acquisitions.

Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2018 and 2017, as if the aforementioned 2018 and 2017 acquisitions had occurred as of January 1, 2017 and January 1, 2016, respectively. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax expense or benefit, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018 Pro Forma	2017 Pro Forma	2018 Pro Forma	2017 Pro Forma
	(unaudited)
	(in thousands, except per share amounts)
Total revenue	$218,259	$197,492	$427,145	$386,592
Net income	8,966	4,867	18,757	8,001
Net income per share:
Basic	$0.11	$0.06	$0.23	$0.10
Diluted	$0.10	$0.06	$0.21	$0.10
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
We recorded a net increase to opening equity of $2.2 million as of January 1, 2018 as the cumulative effect of adopting the new revenue standard. The effect on revenues of adopting the new revenue standard for the three and six months ended June 30, 2018 is presented in the “Impact on Consolidated Financial Statements” section below.
Disaggregation of Revenue
The following table presents our revenues disaggregated by major revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
On demand
Property management	$46,523	$41,405	$91,842	$81,746
Resident services	85,330	64,860	162,507	125,829
Leasing and marketing	42,841	29,325	82,257	57,140
Asset optimization	32,251	19,137	63,639	36,225
Total on demand revenue	206,945	154,727	400,245	300,940

Professional and other	9,307	6,579	17,308	13,285
Total revenue	$216,252	$161,306	$417,553	$314,225
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
Professional Services and Other Revenues
Professional services and other revenues generally consist of the fees we receive for providing implementation and consulting services, submeter equipment and ongoing maintenance of our existing on premise licenses.
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

Contract Balances
Contract assets generally consist of amounts recognized as revenue before they can be invoiced to clients or amounts invoiced to clients prior to the period in which the service is provided where the right to payment is subject to conditions other than just the passage of time. These contract assets are included in “Accounts receivable” in the accompanying Condensed Consolidated Financial Statements and related disclosures. Contract liabilities are comprised of billings or payments received from our clients in advance of performance under the contract. We refer to these contract liabilities as “Deferred revenue” in the accompanying Condensed Consolidated Financial Statements and related disclosures. We recognized $86.7 million of on demand revenue during the six months ended June 30, 2018, which was included in the line “Deferred revenue” in the accompanying Condensed Consolidated Balance Sheet as of the beginning of the period.
Contract Acquisition Costs
Under the new revenue standard, we are required to initially capitalize certain contract acquisition costs consisting of commissions earned when contracts are signed. We will subsequently amortize such costs to expense over a period of benefit that we have determined to be three years. Under the previous guidance, we expensed commissions in the period they were earned by our sales representatives. As of June 30, 2018, the current and noncurrent balance of capitalized commissions costs recorded in the lines “Other current assets” and “Other assets” in the accompanying Condensed Consolidated Balance Sheet was $4.7 million and $6.6 million, respectively. During the three and six months ended June 30, 2018, we amortized commission costs totaling $1.0 million and $1.8 million, respectively. No impairment loss was recognized in relation to these costs capitalized.
Transaction Price Allocated to Remaining Performance Obligations
Our client contracts from license and subscription fees relating to our on demand software solutions typically possess a one year renewable term. As such, we disclose within Item 2 the annual client value to allow investors to evaluate future revenue potential.
Certain clients commit to purchase our solutions for terms ranging from two to seven years. We expect to recognize approximately $365.3 million of revenue in the future related to performance obligations for on demand contracts with an original duration greater than one year that were unsatisfied or partially unsatisfied as of June 30, 2018. Our estimate does not include amounts related to:

•	professional and usage-based services that are billed and recognized based on services performed in a certain period;

•	amounts attributable to unexercised contract renewals that represent a material right; or

•	amounts attributable to unexercised client options to purchase services that do not represent a material right.
We expect to recognize revenue on approximately 75.0% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter. Revenue from remaining performance obligations for professional service contracts as of June 30, 2018 was immaterial.

Impact on Consolidated Financial Statements
In accordance with the new revenue standard requirements, the following tables summarize the effects of this new standard on selected unaudited line items within our Condensed Consolidated Statements of Operations and Balance Sheet:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of Change on Net Income Higher/(Lower)	As reported	Balances without adoption of ASU 2014-09	Effect of Change on Net Income Higher/(Lower)
	(in thousands)
Revenue
On demand	$206,945	$207,421	$(476)	$400,245	$400,876	$(631)
Professional and other	9,307	8,676	631	17,308	16,095	1,213
Total revenue	$216,252	$216,097	$155	$417,553	$416,971	$582
Operating expenses
Sales and marketing	$54,488	$56,785	$2,297	$104,729	$108,886	$4,157

Net income before income taxes	$8,290	$5,838	$2,452	$18,890	$14,151	$4,739
Income tax (benefit) expense	(189)	(1,096)	(907)	(490)	(2,243)	(1,753)
Net income	$8,479	$6,934	$1,545	$19,380	$16,394	$2,986

	Balances at June 30, 2018 - as reported	Balances at June 30, 2018 without adoption of ASU 2014-09	Effect of Change Higher/(Lower)
	(in thousands)
Assets
Accounts receivable, less allowance for doubtful accounts	$112,484	$119,930	$(7,446)
Other current assets	15,812	11,085	4,727
Other assets	20,710	14,109	6,601
Liabilities
Current portion of deferred revenue	111,238	115,161	(3,923)
Deferred revenue	5,181	5,181	—
The adoption of ASU 2014-09 had no net effect on the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018.

5. Property, Equipment, and Software
Property, equipment, and software consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Leasehold improvements	$61,357	$59,179
Data processing and communications equipment	76,357	83,922
Furniture, fixtures, and other equipment	31,635	28,752
Software	118,735	107,924
Property, equipment, and software, gross	288,084	279,777
Less: Accumulated depreciation and amortization	(142,744)	(131,349)
Property, equipment, and software, net	$145,340	$148,428
Depreciation and amortization expense for property, equipment, and purchased software was $7.5 million and $6.9 million for the three months ended, and $14.4 million and $13.5 million for the six months ended June 30, 2018 and 2017, respectively.
The carrying amount of capitalized software development costs was $83.2 million and $73.4 million at June 30, 2018 and December 31, 2017, respectively. Total accumulated amortization related to these assets was $33.4 million and $27.8 million at June 30, 2018 and December 31, 2017, respectively. Amortization expense related to capitalized software development costs totaled $3.0 million and $1.8 million for the three months ended, and $5.5 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively.
6. Goodwill and Identified Intangible Assets
Changes in the carrying amount of goodwill during the six months ended June 30, 2018 were as follows, in thousands:

Balance as of December 31, 2017	$751,052
Goodwill acquired	168,033
Measurement period adjustments	(300)
Balance as of June 30, 2018	$918,785
Identified intangible assets consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$194,194	$(88,434)	$105,760	$164,640	$(76,577)	$88,063
Client relationships	234,418	(91,120)	143,298	213,728	(78,390)	135,338
Vendor relationships	5,650	(5,650)	—	5,650	(5,650)	—
Trade names	20,406	(7,786)	12,620	17,556	(4,325)	13,231
Non-compete agreements	4,173	(1,000)	3,173	4,173	(605)	3,568
Total finite-lived intangible assets	458,841	(193,990)	264,851	405,747	(165,547)	240,200
Indefinite-lived intangible assets:
Trade names	12,132	—	12,132	12,137	—	12,137
Total identified intangible assets	$470,973	$(193,990)	$276,983	$417,884	$(165,547)	$252,337
Amortization expense related to finite-lived intangible assets was $14.7 million and $6.5 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, amortization expense related to finite-lived intangible assets was $28.5 million and $12.6 million, respectively.
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
Term Loan: In February 2016, we originated a term loan in the original principal amount of $125.0 million under the Credit Facility (“Term Loan”). We made quarterly principal payments of $0.8 million through March 31, 2018, which increased to $1.5 million beginning on June 30, 2018, and will increase again to $3.1 million beginning on June 30, 2020.
Delayed Draw Term Loan: In December 2017, we drew funds of $200.0 million available under the delayed draw term loan (“Delayed Draw Term Loan”). Subsequent to disbursal of the Delayed Draw Term Loan funds, we began making quarterly principal payments on the Delayed Draw Term Loan equal to an initial amount of $1.3 million through March 31, 2018. The quarterly principal payments increased to $2.5 million beginning on June 30, 2018, and will increase again to $5.0 million beginning on June 30, 2020.
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
Consolidated Net Leverage Ratio: The Consolidated Net Leverage Ratio (“Net Leverage Ratio”) is the ratio of consolidated funded indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, as defined in the Credit Facility. As modified by the Seventh Amendment, this ratio generally may not exceed 5.00 to 1.00. The Net Leverage Ratio may increase, at our option, to 5.50 to 1.00 following an acquisition having aggregate consideration greater than $150.0 million and occurring within a specified time period following the Seventh Amendment Effective Date, defined below. The option to increase this ratio may be elected no more than one time during any consecutive 24 month period over the term of the Credit Facility, and lasts for four consecutive fiscal quarters. As of June 30, 2018, we had not exercised our option to increase the Net Leverage Ratio.
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
Consolidated Senior Secured Net Leverage Ratio: The Consolidated Senior Secured Net Leverage Ratio (“Senior Leverage Ratio”) is the ratio of consolidated senior secured indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA and, as modified by the Seventh Amendment, may not exceed 3.75 to 1.00. At our option, this ratio may be increased to 4.25 to 1.00 for four consecutive fiscal quarters following the completion of an acquisition having aggregate consideration greater than $150.0 million and occurring within a specified time period following the Seventh Amendment Effective Date, defined below. We are not permitted to exercise this option more than one time during any consecutive 24 month period. As of June 30, 2018, we had not exercised our option to increase the Senior Leverage Ratio.
As of June 30, 2018, we were in compliance with the covenants under our Credit Facility.
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
As of June 30, 2018, we had $350.0 million of available credit under our Revolving Facility. Principal outstanding for the Revolving Facility was $50.0 million at December 31, 2017. No principal remained outstanding for the Revolving Facility at June 30, 2018. We incur commitment fees on the unused portion of the Revolving Facility.
Principal outstanding, and unamortized debt issuance costs for the Term Loans, were as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Term Loan	Delayed Draw Term Loan	Term Loan	Delayed Draw Term Loan
	(in thousands)
Principal outstanding	$118,057	$195,000	$120,356	$198,750
Unamortized issuance costs	(202)	(754)	(233)	(821)
Unamortized discount	(161)	(425)	(185)	(490)
Carrying value	$117,694	$193,821	$119,938	$197,439
Unamortized debt issuance costs for the Revolving Facility were $1.5 million and $0.6 million at June 30, 2018 and December 31, 2017, respectively, and are included in the line “Other assets” in the Condensed Consolidated Balance Sheets.
Future maturities of principal under the Term Loans are as follows for the years ending December 31, in thousands:

Term Loans
2018	$8,066
2019	16,133
2020	28,232
2021	32,266
Thereafter	228,360
$313,057
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
The Convertible Notes accrue interest at a rate of 1.50%, payable semi-annually on May 15 and November 15 of each year beginning on November 15, 2017. On or after May 15, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at their option. The Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. Based on our closing stock price of $55.10 on June 30, 2018, the if-converted value exceeded the aggregate principal amount of the Convertible Notes by $108.2 million. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the Convertible Notes.
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
In accounting for the issuance of the Convertible Notes, we separated the Convertible Notes into liability and equity components. We allocated $282.5 million of the Convertible Notes to the liability component, and $62.5 million to the equity component. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
During the quarter ended June 30, 2018, the closing price of our common stock exceeded 130% of the conversion price of the Convertible Notes for more than 20 trading days during the last 30 consecutive trading days of the quarter, thereby satisfying one of the early conversion events. As a result, the Convertible Notes are convertible at any time during the fiscal quarter ending September 30, 2018.
Accordingly, as of June 30, 2018, the carrying amount of the Convertible Notes of $286.9 million was reclassified from non-current liabilities to current liabilities in the accompanying Condensed Consolidated Balance Sheets. No gain or loss was recognized when the debt became convertible.

The net carrying amount of the Convertible Notes at June 30, 2018 and December 31, 2017, was as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Liability component:
Principal amount	$345,000	$345,000
Unamortized discount	(51,471)	(56,557)
Unamortized debt issuance costs	(6,621)	(7,244)
	$286,908	$281,199

Equity component, net of issuance costs and deferred tax:	$61,390	$61,390
The following table sets forth total interest expense related to the Convertible Notes for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Contractual interest expense	$1,294	$561	$2,588	$561
Amortization of debt discount	2,562	1,052	5,086	1,052
Amortization of debt issuance costs	328	134	651	134
	$4,184	$1,747	$8,325	$1,747
The effective interest rate of the liability component for the three and six months ended June 30, 2018 and 2017 was 5.87%.
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
The Note Hedges are transactions that are separate from the terms of the Convertible Notes and the Warrants, and holders of the Convertible Notes and the Warrants have no rights with respect to the Note Hedges. The Warrants are similarly separate in both terms and rights from the Note Hedges and the Convertible Notes. As of June 30, 2018, no Note Hedges or Warrants had been exercised.

8. Stock-based Expense
During the three and six months ended June 30, 2018, the Company made the following grants of time-based restricted stock:

Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Vesting
163,766	978,444	Shares vest ratably over a period of twelve quarters beginning on the first day of the second calendar quarter immediately following the grant date.
—	3,600	Shares fully vested on the first day of the calendar quarter immediately following the grant date.
33,846	33,846	Shares vest ratably over a period of four quarters beginning on the first day of the calendar quarter immediately following the grant date.
During the six months ended June 30, 2018, we granted 517,364 shares of restricted stock that become eligible to vest based on the achievement of certain market-based conditions, as described below:

Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Condition to Become Eligible to Vest
—	129,341	After the grant date and prior to July 1, 2021, the average closing price per share of our common stock equals or exceeds $60.89 for twenty consecutive trading days.
—	129,341	After the grant date and prior to July 1, 2021, the average closing price per share of our common stock equals or exceeds $66.98 for twenty consecutive trading days.
—	129,341	After the grant date and prior to July 1, 2021, the average closing price per share of our common stock equals or exceeds $73.07 for twenty consecutive trading days.
—	129,341	After the grant date and prior to July 1, 2021, the average closing price per share of our common stock equals or exceeds $85.24 for twenty consecutive trading days.
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
The Company capitalized $0.4 million and $0.5 million of stock-based expense for software development costs during the three and six months ended June 30, 2018, respectively.
9. Commitments and Contingencies
Lease Commitments
We lease office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2028 and provide for renewal options. The agreements generally require us to pay for executory costs such as real estate taxes, insurance, and repairs. At June 30, 2018, minimum annual rental commitments under non-cancellable operating leases were as follows for the years ending December 31, in thousands:

2018	$8,085
2019	14,342
2020	11,829
2021	10,986
2022	9,336
Thereafter	46,121
$100,699
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2018 or December 31, 2017.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of June 30, 2018 or December 31, 2017.
Litigation
From time to time, in the normal course of our business, we are a party to litigation matters and claims. Litigation can be expensive and disruptive to our normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred. Insurance recoveries associated with legal costs incurred are recorded when they are deemed probable of recovery.
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
At June 30, 2018 and December 31, 2017, we had accrued amounts for estimated settlement losses related to legal matters. The Company does not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
We are involved in other litigation matters not described above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
10. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. Included within diluted net income per share is the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 78,968 and 27,422 for the three months ended and 322,234 and 362,522 for the six months ended June 30, 2018 and 2017, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted net income per share, it is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount (the “conversion premium”) in shares of our common stock. Therefore, only the impact of the conversion premium is included in total dilutive weighted average shares outstanding using the treasury stock method. The dilutive effect of the conversion premium for the three and six month periods ended June 30, 2018 is shown in the table below.
The Warrants sold in connection with the issuance of the Convertible Notes will not be considered in calculating the total dilutive weighted average shares outstanding until the price of our common stock exceeds the strike price of $57.58 per share, as described in Note 7. When the price of our common stock exceeds the strike price of the Warrants, the effect of the additional shares that may be issued upon exercise of the Warrants will be included in total dilutive weighted average shares outstanding using the treasury stock method. The Note Hedges purchased in connection with the issuance of the Convertible

Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. Refer to Note 7 for further discussion regarding the Convertible Notes.
We exclude common shares held in escrow pursuant to business combinations from the calculation of basic weighted average shares outstanding where the release of such shares is contingent upon an event not solely subject to the passage of time. As of June 30, 2018, there were 187,480 contingently returnable shares related to the ClickPay acquisition which are excluded from the computation of basic net income per share as these shares are subject to sellers’ indemnification obligations and are being held in escrow. There were no contingently returnable shares as of June 30, 2017. Dilutive common shares outstanding include the weighted average contingently issuable shares discussed above that are currently in escrow, as well as the weighted average contingently issuable shares to be issued and placed in escrow on the first anniversary date of the acquisition. These shares are subject to release to the sellers on the first and second anniversary date of the acquisition which are contingent on the sellers’ indemnification obligations. Refer to Note 3 for further discussion regarding the ClickPay acquisition.

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income	$8,479	$6,213	$19,380	$14,408
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	85,124	79,018	83,156	78,642
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	2,474	2,907	2,310	3,002
Convertible Notes	2,116	—	1,720	—
Contingently issuable shares in connection with ClickPay acquisition	291	—	146	—
Weighted average common shares used in computing diluted net income per share	90,005	81,925	87,332	81,644
Net income per share:
Basic	$0.10	$0.08	$0.23	$0.18
Diluted	$0.09	$0.08	$0.22	$0.18
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
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted into law which changed U.S. tax law, including, but not limited to: (1) reducing the U.S. federal corporate income tax rate from 35% to 21% (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries (4) capitalizing U.S. R&D expenses which are amortized over five years and (5) other changes affecting how foreign and domestic earnings are taxed. Due to the complexities involved in accounting for the enactment of the new law, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. At December 31, 2017, we recorded provisional estimates in accordance with SAB 118, including a provisional determination of the impact of the change in corporate tax rates on our deferred tax balances, and a provisional estimate of the amount of transition tax associated with the mandatory deemed repatriation of foreign earnings. We did not make any changes to our provisional estimates during the quarter ended June 30, 2018. We will continue to analyze the impact of the Tax Reform Act as additional guidance is provided by the IRS and state taxing authorities. Additional impacts will be recorded as they are identified during the measurement period provided for in SAB 118.
The Tax Reform Act includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. These provisions of the Tax Reform Act were effective for the Company beginning January 1, 2018. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.
Our effective income tax rate was (2.6)% and (19.2)% for the six months ended June 30, 2018 and 2017, respectively. Our effective rate is lower than the statutory rate for the six months ended June 30, 2018 and 2017, primarily because of excess tax benefits from stock-based compensation of $7.1 million and $7.2 million, respectively, recognized as discrete items, as required by ASU 2016-09.
As a result of our adoption of ASU 2014-09, on January 1, 2018, we recorded a net deferred tax liability of $0.8 million, with a corresponding increase to accumulated deficit.
12. Fair Value Measurements
We record certain assets and financial liabilities at fair value on a recurring basis. We determine fair values based on the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.
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
The categorization of an asset or liability within the fair value hierarchy is based on the inputs described above and does not necessarily correspond to our perceived risk of that asset or liability. Moreover, the methods used by us may produce a fair value calculation that is not indicative of the net realizable value or reflective of future fair values. Furthermore, although we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments and non-financial assets and liabilities could result in a different fair value measurement at the reporting date.
Assets and liabilities measured at fair value on a recurring basis:
Interest rate swap agreements: The fair value of our interest rate swap agreements are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the swap agreements. This analysis reflects the contractual terms of the swap agreements, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
Although we have determined that the majority of the inputs used to value its swap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our swap agreements utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. We have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our swap agreements’ positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our swap agreements. As a result, we determined that our valuation of the swap agreements in its entirety is classified in Level 2 of the fair value hierarchy.
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
Significant unobservable inputs used in the contingent consideration fair value measurements included the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Discount rates	16.5%	16.3%
Volatility rates	25.0%	24.0%
Risk free rate of return	2.2%	1.6%
The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, by the fair value hierarchy levels as described above:

	Fair value at June 30, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,465	$—	$1,465	$—
Liabilities:
Contingent consideration related to the acquisition of:
Axiometrics	52	—	—	52
Total liabilities measured at fair value	$52	$—	$—	$52

	Fair value at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,329	$—	$1,329	$—
Liabilities:
Contingent consideration related to the acquisition of:
AssetEye	247	—	—	247
Axiometrics	167	—	—	167
Total liabilities measured at fair value	$414	$—	$—	$414
There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the six months ended June 30, 2018.

Changes in the fair value of Level 3 measurements were as follows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Balance at beginning of period	$414	$541
Initial contingent consideration	—	812
Settlements through cash payments	(247)	—
Net (gain) loss on change in fair value	(115)	41
Balance at end of period	$52	$1,394
Gains and losses recognized on the change in fair value of our Level 3 measurements are reflected in the line, “General and administrative” in the accompanying Condensed Consolidated Statements of Operations.
Financial Instruments
The financial assets and liabilities that are not measured at fair value in our Condensed Consolidated Balance Sheets include cash and cash equivalents, restricted cash, accounts receivable, investments, accounts payable and accrued expenses, acquisition-related deferred cash and stock obligations, obligations under the Term Loans, obligations under the Revolving Facility, and the Convertible Notes.
The carrying values of cash and cash equivalents; restricted cash; accounts receivable; and accounts payable and accrued expenses reported in our Condensed Consolidated Balance Sheets approximates fair value due to the short term nature of these instruments. Acquisition-related deferred cash and stock obligations are recorded on the date of acquisition at their estimated fair value, based on the present value of the anticipated future cash flows. The difference between the amount of the deferred cash and stock obligation to be paid and its estimated fair value on the date of acquisition is accreted over the obligation period. As a result, the carrying value of acquisition-related deferred cash and stock obligations approximates their fair value.
Revolving Facility: There was no principal outstanding under the Revolving Facility at June 30, 2018. Due to its short-term nature and market-indexed interest rates, we concluded that the carrying value of the Revolving Facility approximated its fair value at December 31, 2017.
Term Loans: The fair value of the Term Loans was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities. We concluded that this fair value measurement should be categorized within Level 2.
Convertible Notes: We estimated the fair value of the Convertible Notes based on quoted market prices as of the last trading day for the six months ended June 30, 2018; however, the Convertible Notes have only a limited trading volume and as such, this fair value estimate is not necessarily the value at which the Convertible Notes could be retired or transferred. We concluded this measurement should be classified within Level 2.
The fair value and carrying value of the Term Loans and Convertible Notes were as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in thousands)
Term Loans	$303,280	$311,515	$303,806	$317,377
Convertible Notes	491,177	286,908	430,301	281,199
The carrying value of the Term Loans and Convertible Notes are reflected net of unamortized discount and issuance costs in our Condensed Consolidated Balance Sheets.

13. Stockholders’ Equity
Shelf Registration and Public Offering
On May 21, 2018, we filed a shelf registration statement on Form S-3 (File No. 333-225074) with the Securities and Exchange Commission (the “SEC”), which became effective upon filing. The shelf registration allows us to sell, from time to time, an unspecified number of shares of common stock; shares of preferred stock; debt securities; warrants to purchase shares of common stock, preferred stock, or other securities; purchase contracts; and units representing two or more of the foregoing securities.
On May 29, 2018, we consummated an underwritten public offering of 8.05 million shares of our common stock, which included 1.05 million shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The offering was priced at $57.00 per share for total gross proceeds of $458.9 million. The aggregate net proceeds to us were $441.8 million, after deducting underwriting discounts and offering expenses in the aggregate amount of $17.1 million.
Increase in Authorized Shares
On June 5, 2018, our stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of our Common Stock from 125,000,000 to 250,000,000 shares. Our board of directors had previously approved the amendment in 2018.
Stock Repurchase Program
In May 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. Shares repurchased under the plan are retired. Our board of directors approved a one year extension of this program in 2015, 2016 and 2017. This program expired in May 2018.
There was no repurchase activity during the three and six months ended June 30, 2018 and 2017.
14. Derivative Financial Instruments
On March 31, 2016, we entered into two interest rate swap agreements (collectively the “Swap Agreements”), which are designed to mitigate our exposure to interest rate risk associated with a portion of our variable rate debt. The Swap Agreements cover an aggregate notional amount of $75.0 million from March 2016 to September 2019 by replacing the obligation’s variable rate with a blended fixed rate of 0.89%. We designated the Swap Agreements as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of the Swap Agreements is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the Swap Agreements is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to the Swap Agreements will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during the next twelve months, an additional $1.1 million will be reclassified to earnings as a decrease to interest expense.
As of June 30, 2018, the Swap Agreements were still outstanding. The table below presents the notional and fair value of the Swap Agreements as well as their classification in the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017:

	Balance Sheet Location	Notional	Fair Value
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Swap agreements as of June 30, 2018	Other assets	$75,000	$1,465
Swap agreements as of December 31, 2017	Other assets	$75,000	$1,329
As of June 30, 2018, we have not posted any collateral related to the Swap Agreements. If we had breached any of the Swap Agreement’s default provisions at June 30, 2018, we could have been required to settle our obligations under the Swap Agreements at their termination value of $1.5 million.

The tables below present the amount of gains and losses related to the effective and ineffective portions of the Swap Agreements and their location in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, in thousands:

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Three months ended June 30, 2018:
Swap agreements, net of tax	$108	Interest expense and other	$145	Interest expense and other	$(15)
Three months ended June 30, 2017:
Swap agreements, net of tax	$(21)	Interest expense and other	$(3)	Interest expense and other	$10

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Six months ended June 30, 2018:
Swap agreements, net of tax	$367	Interest expense and other	$244	Interest expense and other	$(31)
Six months ended June 30, 2017:
Swap agreements, net of tax	$73	Interest expense and other	$9	Interest expense and other	$28
15. Investments
Compstak
In August 2016, we acquired a minority interest in Compstak, Inc. (“Compstak”), which is an unrelated company that specializes in the aggregation of commercial lease data. The shares we acquired represent an ownership interest of less than 20%. We evaluated our relationship with Compstak and determined we do not have significant influence over its operations nor is it economically dependent upon us. The carrying value of this investment at both June 30, 2018 and December 31, 2017 was $3.0 million and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
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
We also entered into a strategic development agreement (“Development Agreement”) with WayBlazer for the development of property management applications. Under the terms of the Development Agreement, we will pay direct development costs, and a license fee to use any property management applications developed. The initial license term is five years. At the end of the license term, we have the right to purchase a perpetual license for the applications.
16. Subsequent Events
BluTrend
On July 13, 2018, we acquired substantially all of the assets of Blu Trend, LLC (“BluTrend”), a provider of utility management services for the multifamily housing industry. The acquired assets will be integrated with our existing resident utility management platform. Purchase consideration was comprised of a cash payment at closing of $8.5 million, deferred cash obligations of up to $1.0 million, and deferred stock obligations of up to $1.0 million. The deferred obligations are subject to forfeiture upon the occurrence of certain events and any indemnification claims made, and will be released in part on the first anniversary of the closing with the remainder released on the second anniversary of the closing.
LeaseLabs
On August 1, 2018, we entered into an agreement to acquire substantially all of the assets of LeaseLabs, Inc. (“LeaseLabs”), a full stack marketing solutions provider to the multifamily housing industry. The closing of the proposed acquisition is subject to standard closing conditions and completion of regulatory review. Upon closing of the transaction, the acquired assets will be integrated with our existing marketing solutions platform.
The purchase price will consist of a payment of up to $103.0 million in cash and common stock, and a contingent cash obligation of up to approximately $14.0 million, based on the achievement of certain financial objectives. The purchase price is subject to working capital adjustments and includes deferred cash obligations of up to $11.8 million and a deferred stock obligation of $5.0 million. Subject to any indemnification claims made, the deferred cash obligations will be released in part on the first anniversary of the closing with the remainder released on the second anniversary of the closing. The deferred stock obligations will be issued at the first anniversary of the closing.
Due to the timing of these acquisitions, certain disclosures required by ASC 805, including the allocation of the purchase price, have been omitted because the initial accounting for the business combinations was incomplete as of the filing date of this report. Such information will be included in our subsequent Form 10-Q.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any anticipated results, performance, or achievements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal year 2017 previously filed with the SEC on March 1, 2018 and our Quarterly Report on Form 10-Q for the first quarter of 2018 filed on May 10, 2018. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, and vacation rental markets. Since July 2002, we have completed over 40 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of June 30, 2018, we had approximately 6,000 employees.
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
Public Offering
On May 29, 2018, we consummated an underwritten public offering of 8.1 million shares of our common stock, which included 1.1 million shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The offering was priced at $57.00 per share for total gross proceeds of $458.9 million. The aggregate net proceeds to us were $441.8 million, after deducting underwriting discounts and offering expenses in the aggregate amount of $17.1 million. The offering was made pursuant to an effective shelf registration statement filed with the SEC on May 21, 2018.
Pending Acquisition Activity
LeaseLabs
In August 2018, we entered into an agreement to acquire substantially all of the assets of LeaseLabs, Inc. (“LeaseLabs”), a full stack marketing solutions provider to the multifamily housing industry. The closing of the proposed acquisition is subject to standard closing conditions and completion of regulatory review. Upon closing of the transaction, the acquired assets will be integrated with our existing marketing solutions platform.
The purchase price will consist of a payment of up to $103.0 million in cash and common stock, and a contingent cash obligation of up to approximately $14.0 million, based on the achievement of certain financial objectives. The purchase price is subject to working capital adjustments and includes deferred cash obligations of up to $11.8 million and a deferred stock obligation of $5.0 million.
Current Acquisition Activity
BluTrend
In July 2018, we acquired substantially all of the assets of Blu Trend, LLC (“BluTrend”), a provider of utility management services for the multifamily housing industry. The acquired assets will be integrated with our existing resident utility management platform. Purchase consideration was comprised of a cash payment at closing of $8.5 million, deferred cash obligations of up to $1.0 million, and deferred stock obligations of up to $1.0 million.
ClickPay

In April 2018, we entered into an acquisition agreement by which we acquired substantially all of the outstanding membership units of NovelPay, LLC (“NovelPay”), other than those owned by ClickPay Services, Inc. On the same day, we also entered into an agreement and plan of merger, by which we acquired all of the outstanding stock of ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”). ClickPay provides an electronic payment platform servicing resident units across multiple segments of real estate, which offers integrated payment services to increase operational efficiencies for property owners and managers. The acquisition of ClickPay broadens our presence in the real estate industry, and solidifies the integration of our leasing platform with third-party property management systems.
The purchase price for ClickPay consisted of a cash payment of $138.8 million, net of cash acquired of $7.5 million, the issuance of 682,688 shares of our common stock valued at $35.9 million, a deferred obligation of up to $20.0 million, and a liability of $23.6 million related to put and call option agreements.
Pursuant to the acquisition agreement, certain holders initially retained units representing approximately 12% of the membership units of NovelPay, subject to put rights that may be exercised by the holders on or after September 1, 2018, and call rights that may be exercised by us on or after October 1, 2018. The exercise price of the put and call rights is the same as the per unit price of the membership units purchased at the closing. In June 2018, we and one of the remaining NovelPay noncontrolling interest holders agreed to waive the put and call exercise date, and we completed the purchase of such holder’s membership units for 395,206 shares of common stock valued at $20.8 million. As of June 30, 2018, approximately 3% of the membership units of NovelPay were held by the remaining noncontrolling interest holders. Such interests, valued at $2.8 million, are recorded as a liability in the accompanying Condensed Consolidated Balance Sheet.
Refer to Note 3 of the accompanying Condensed Consolidated Financial Statements for further discussion of this acquisition.
Other Event
During May 2018 and as disclosed in our Form 10-Q for the quarter ended March 31, 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. The incident resulted in the diversion of approximately $6.2 million, net of recovered funds, intended for disbursement to three clients. We immediately restored all funds to the client accounts. We have since remediated the security weakness that gave rise to the incident, as well as implemented additional preventive and detective control procedures.
We maintain insurance coverage to limit our losses related to criminal and network security events. At June 30, 2018, we recognized a receivable of $6.2 million included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet for losses and related expenses arising from this incident that we believe are probable of recovery from our insurance carriers. For the three months ended June 30, 2018, we also recognized a charge of $0.3 million included in “General and administrative” expenses in the accompanying Condensed Consolidated Statement of Operations for losses and related expenses that we do not expect to recover.

Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our Condensed Consolidated Financial Statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except dollar per unit data and percentages)
Revenue:
Total revenue	$216,252	$161,306	$417,553	$314,225
On demand revenue	$206,945	$154,727	$400,245	$300,940
On demand revenue as a percentage of total revenue	95.7%	95.9%	95.9%	95.8%

Non-GAAP total revenue	$216,355	$162,251	$417,969	$315,875
Non-GAAP on demand revenue	$207,048	$155,672	$400,661	$302,590
Adjusted EBITDA	$57,125	$39,444	$111,286	$76,522

Ending on demand units	15,531	11,485
Average on demand units	14,352	11,298
On demand annual client value	$837,897	$649,017
Annualized on demand revenue per average on demand unit	$53.95	$56.51
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
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Total revenue	$216,252	$161,306	$417,553	$314,225
Acquisition-related and other deferred revenue adjustments	103	945	416	1,650
Non-GAAP total revenue	$216,355	$162,251	$417,969	$315,875
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
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
On demand revenue	$206,945	$154,727	$400,245	$300,940
Acquisition-related and other deferred revenue adjustments	103	945	416	1,650
Non-GAAP on demand revenue	$207,048	$155,672	$400,661	$302,590
Adjusted EBITDA: We define Adjusted EBITDA as net income, plus (1) acquisition-related and other deferred revenue adjustments, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of intangible assets, (4) acquisition-related expense, (5) costs arising from the Hart-Scott-Rodino review process, (6) interest expense, net, (7) income tax benefit, and (8) stock-based expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing our financial and operational performance, comparing this performance to our peers and competitors, and understanding our ability to generate income from ongoing business operations.
The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$8,479	$6,213	$19,380	$14,408
Acquisition-related and other deferred revenue adjustments	103	945	416	1,650
Depreciation, asset impairment, and loss on disposal of assets	7,662	6,929	15,480	13,604
Amortization of intangible assets	17,623	8,227	34,007	16,016
Acquisition-related expense	1,168	1,354	2,175	2,564
Costs arising from Hart-Scott-Rodino review process	—	2,228	—	2,709
Interest expense, net	8,584	2,804	16,305	3,924
Income tax benefit	(189)	(3,132)	(490)	(2,321)
Stock-based expense	13,695	13,876	24,013	23,968
Adjusted EBITDA	$57,125	$39,444	$111,286	$76,522
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

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2018	2018	2017	2017
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$206,945	95.7%	$154,727	95.9%
Professional and other	9,307	4.3	6,579	4.1
Total revenue	216,252	100.0	161,306	100.0
Cost of revenue(1)	85,741	39.6	67,544	41.9
Gross profit	130,511	60.4	93,762	58.1
Operating expenses:
Product development(1)	30,771	14.2	21,290	13.2
Sales and marketing(1)	54,488	25.2	39,235	24.3
General and administrative(1)	28,444	13.2	27,370	17.0
Total operating expenses	113,703	52.6	87,895	54.5
Operating income	16,808	7.8	5,867	3.6
Interest expense and other, net	(8,518)	(4.0)	(2,786)	(1.7)
Income before income taxes	8,290	3.8	3,081	1.9
Income tax benefit	(189)	(0.1)	(3,132)	(1.9)
Net income	$8,479	3.9%	$6,213	3.8%

Net income per share attributable to common stockholders:
Basic	$0.10		$0.08
Diluted	$0.09		$0.08
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	85,124		79,018
Diluted	90,005		81,925

(1) Includes stock-based expense as follows:
Cost of revenue	$1,168		$1,050
Product development	2,645		2,454
Sales and marketing	4,470		4,266
General and administrative	5,412		6,106

	Six Months Ended June 30,
	2018	2018	2017	2017
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$400,245	95.9%	$300,940	95.8%
Professional and other	17,308	4.1	13,285	4.2
Total revenue	417,553	100.0	314,225	100.0
Cost of revenue(1)	162,401	38.9	130,586	41.6
Gross profit	255,152	61.1	183,639	58.4
Operating expenses:
Product development(1)	59,811	14.3	41,677	13.3
Sales and marketing(1)	104,729	25.1	74,382	23.7
General and administrative(1)	55,534	13.3	51,621	16.4
Total operating expenses	220,074	52.7	167,680	53.4
Operating income	35,078	8.4	15,959	5.0
Interest expense and other, net	(16,188)	(3.9)	(3,872)	(1.2)
Income before income taxes	18,890	4.5	12,087	3.8
Income tax benefit	(490)	(0.1)	(2,321)	(0.7)
Net income	$19,380	4.6%	$14,408	4.5%

Net income per share attributable to common stockholders:
Basic	$0.23		$0.18
Diluted	$0.22		$0.18
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	83,156		78,642
Diluted	87,332		81,644

(1)Includes stock-based expense as follows:
Cost of revenue	$2,003		$1,903
Product development	4,808		4,333
Sales and marketing	8,011		7,394
General and administrative	9,191		10,338

Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,
	2018	2017	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$206,945	$154,727	$52,218	33.7%
Professional and other	9,307	6,579	2,728	41.5
Total revenue	$216,252	$161,306	$54,946	34.1

Non-GAAP on demand revenue	$207,048	$155,672	$51,376	33.0

Ending on demand units	15,531	11,485	4,046	35.2
Average on demand units	14,352	11,298	3,054	27.0
On demand annual client value	$837,897	$649,017	$188,880	29.1
Annualized on demand revenue per average on demand unit	$53.95	$56.51	$(2.56)	(4.5)%

	Six Months Ended June 30,
	2018	2017	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$400,245	$300,940	$99,305	33.0%
Professional and other	17,308	13,285	4,023	30.3
Total revenue	$417,553	$314,225	$103,328	32.9

Non-GAAP on demand revenue	$400,661	$302,590	$98,071	32.4%
The change in total revenue for the three and six months ended June 30, 2018, as compared to the same periods in 2017, was due to the following:
On demand revenue: During the three and six months ended June 30, 2018, on demand revenue increased $52.2 million and $99.3 million, or 33.7% and 33.0%, respectively, as compared to the same periods in 2017. These increases were attributable to incremental revenue from our recent acquisitions and growth across our platform of solutions, most significantly in resident services. Annualized on demand revenue per average on demand unit as of June 30, 2018, decreased year-over-year by 4.5%, driven by our acquisition of ClickPay which has a lower revenue per unit than the rest of our on demand units. Excluding the impact of the ClickPay acquisition, annualized on demand revenue per average on demand unit increased 7.8% year-over-year as a result of our 2017 acquisitions and the consistent organic growth of our resident services, property management, and asset optimization solutions.
On demand revenue generated by our property management solutions increased year-over-year by $5.1 million, or 12.4%, and $10.1 million, or 12.3%, during the three and six months ended June 30, 2018, respectively. These increases were primarily driven by the growth of our spend management solutions and adoption of our OneSite property management solutions, combined with a slight benefit from the acquisition of On-Site Manager in the third quarter of 2017.
On demand revenue from our resident services solutions continued to experience significant growth, increasing by $20.5 million and $36.7 million, or 31.6% and 29.1%, during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. Resident services increased from strong organic growth in our payments solutions as well as resident utility management, which benefited from our 2017 acquisition of AUM. These increases were also attributable to incremental revenue from our acquisition of ClickPay in the second quarter of 2018.
On demand revenue from our leasing and marketing solutions for the three and six months ended June 30, 2018, increased by $13.5 million and $25.1 million, or 46.1% and 44.0%, respectively, as compared to the same periods in 2017. These increases were largely attributable to incremental revenue from our acquisition of On-Site Manager.

On demand revenue derived from our asset optimization solutions grew $13.1 million, or 68.4%, during the three months ended June 30, 2018, and $27.4 million, or 75.7%, during the six months ended June 30, 2018, as compared to the same periods in 2017. This growth was attributable to incremental revenue from our acquisition of LRO in the fourth quarter of 2017, as well as organic growth from our revenue management, data analytics and business intelligence solutions.
Professional and other revenue: Professional and other revenue increased year-over-year by $2.7 million and $4.0 million during the three and six months ended June 30, 2018, respectively, driven by growth from our sub-meter services and the impact of our adoption of ASC 606.
On demand unit metrics: As of June 30, 2018, one or more of our on demand solutions was utilized in the management of 15.5 million rental property units, representing a year-over-year net increase of 4.0 million units, or 35.2%. This increase was primarily due to our recent acquisitions, which accounted for approximately 22.2% of total ending on demand units, as well as solid organic unit growth. On demand units managed by our clients renewed at an average rate of 97.1% over a trailing twelve-month period ended June 30, 2018.
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$77,675	$59,740	$17,935	30.0%	$146,743	$115,357	$31,386	27.2%
Stock-based expense	1,168	1,050	118	11.2	2,003	1,903	100	5.3
Depreciation and amortization	6,898	6,754	144	2.1	13,655	13,326	329	2.5
Total cost of revenue	$85,741	$67,544	$18,197	26.9%	$162,401	$130,586	$31,815	24.4%
Cost of revenue: During the three and six months ended June 30, 2018, cost of revenue, excluding stock-based expense, depreciation, and amortization, increased $17.9 million and $31.4 million, respectively, as compared to the same periods in 2017. Personnel expense increased year-over-year during the three and six month periods by $6.6 million and $12.8 million, respectively, primarily attributable to employees gained in our recent acquisitions and investments to support our ongoing organic growth. Year-over-year increases in direct costs of $8.0 million and $12.6 million during the three and six-month periods, respectively, were driven by incremental costs from our recent acquisitions and higher transaction volume from our payment processing solutions. Information technology and facilities expense also increased $2.7 million and $5.2 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.
During the three and six months ended June 30, 2018, our gross margin increased year-over-year from 58.1% to 60.4%, and from 58.4% to 61.1%, respectively. This margin expansion was primarily driven by efficiencies achieved in revenue mix where client adoption has shifted to higher margin product solutions, synergies achieved related to our 2017 acquisitions, and more efficient leveraging of our fixed costs such as IT. This was partially offset by incremental costs related to recent acquisitions.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Product development	$26,569	$17,275	$9,294	53.8%	$52,108	$34,253	$17,855	52.1%
Stock-based expense	2,645	2,454	191	7.8	4,808	4,333	475	11.0
Depreciation	1,557	1,561	(4)	(0.3)	2,895	3,091	(196)	(6.3)
Total product development expense	$30,771	$21,290	$9,481	44.5%	$59,811	$41,677	$18,134	43.5%
Product development:  Product development expense, excluding stock-based expense and depreciation, increased $9.3 million and $17.9 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. Incremental headcount from our recent acquisitions and investments to support our product and innovation initiatives contributed to a year-over-year increase in personnel expense of $5.9 million and $11.9 million in the respective periods. Platform and technology infrastructure investments, as well as incremental costs from recent acquisitions, resulted in increases of $3.0 million and $4.9 million during the three and six-month periods, respectively.

Total product development expense as a percentage of total revenue for the second quarter increased from 13.2% in 2017 to 14.2% in 2018, and from 13.3% to 14.3% for the six months ended June 30, 2017 and 2018, respectively, exhibiting margin compression primarily driven by our platform and infrastructure investments, and incremental costs from our recent acquisitions.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$34,828	$29,770	$5,058	17.0%	$67,739	$57,101	$10,638	18.6%
Stock-based expense	4,470	4,266	204	4.8	8,011	7,394	617	8.3
Depreciation and amortization	15,190	5,199	9,991	192.2	28,979	9,887	19,092	193.1
Total sales and marketing expense	$54,488	$39,235	$15,253	38.9%	$104,729	$74,382	$30,347	40.8%
Sales and marketing: Sales and marketing expense, excluding stock-based expense, depreciation, and amortization, increased year-over-year by $5.1 million and $10.6 million during the three and six months ended June 30, 2018, as compared to the same periods in 2017. Personnel expense increased $2.7 million and $6.2 million between the respective periods, reflecting incremental headcount from our recent acquisitions. Additionally, investment in our sales force and product marketing team were offset by lower commission expense due to the adoption of ASC 606. Marketing program costs increased year-over-year during the three and six months ending June 30, 2018 by $1.5 million and $2.5 million, respectively, reflecting investments to accelerate client demand across our portfolio of solutions.
Total sales and marketing expense as a percentage of total revenue increased from 24.3% to 25.2% in the three months ended, and from 23.7% to 25.1% for the six months ended June 30, 2017 and 2018, respectively, driven by higher amortization expense from our recent acquisitions during the current period. Excluding the impact of this incremental amortization expense, sales and marketing expense declined as a percentage of revenue due to scale built in our sales and marketing engine and lower sales commissions from the adoption of ASC 606.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
General and administrative	$21,548	$19,685	$1,863	9.5%	$43,483	$38,054	$5,429	14.3%
Stock-based expense	5,412	6,106	(694)	(11.4)	9,191	10,338	(1,147)	(11.1)
Depreciation	1,484	1,579	(95)	(6.0)	2,860	3,229	(369)	(11.4)
Total general and administrative expense	$28,444	$27,370	$1,074	3.9%	$55,534	$51,621	$3,913	7.6%
General and administrative: General and administrative expense for the three and six months ended June 30, 2018, excluding stock-based expense and depreciation, increased $1.9 million and $5.4 million, as compared to the same periods of 2017. This was primarily driven by a year-over year increase in personnel expense of $3.4 million and $5.9 million, for the respective periods, reflecting incremental headcount from our recent acquisitions and investments to support our continued growth. Losses from the sale of assets increased $0.1 million and $1.0 million, respectively, related to 2018 upgrades in our data center infrastructure and early retirement of assets. For the six months ended June 30, 2018, legal and professional fees increased $0.8 million, principally related to the costs of ongoing legal matters and our acquisition activity. These increases were partially offset by more efficient leveraging of our fixed costs such as IT and facilities which decreased $0.9 million and $2.0 million for the three and six months ended June 30, 2018, respectively. Further, we recognized realized gains related to the changes in the fair value of our acquisition-related contingent obligations year-over-year by $0.9 million and $1.0 million in the respective periods.
During the three and six months ended June 30, 2018, our total general and administrative expense as a percentage of total revenue decreased year-over-year from 17.0% to 13.2%, and from 16.4% to 13.3%, respectively, primarily due to scale across our administrative functions.

Stock-based Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Stock-based expense	$13,695	$13,876	$(181)	(1.3)%	$24,013	$23,968	$45	0.2%
Stock-based expense for the three and six months ended June 30, 2018 remained consistent as compared to the same periods of 2017. Stock-based expense as a percent of total revenue was 6.3% and 8.6% for the three months ended, and 5.8% and 7.6% for the six months ended June 30, 2018 and 2017, respectively.
Depreciation and Amortization Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Depreciation expense	$7,506	$6,866	$640	9.3%	$14,382	$13,517	$865	6.4%
Amortization expense	17,623	8,227	9,396	114.2	34,007	16,016	17,991	112.3
Total depreciation and amortization expense	$25,129	$15,093	$10,036	66.5%	$48,389	$29,533	$18,856	63.8%
Depreciation and amortization expense increased $10.0 million and $18.9 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. Higher amortization expense was driven by the addition of finite-lived intangible assets in connection with our recent acquisitions.
Interest Expense and Other, Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Interest expense	$(9,015)	$(3,063)	$(5,952)	194.3%	$(16,772)	$(4,183)	$(12,589)	301.0%
Interest income	431	259	172	66.4	467	259	208	80.3
Other income	66	18	48	266.7	117	52	65	125.0
Total interest expense and other, net	$(8,518)	$(2,786)	$(5,732)	205.7%	$(16,188)	$(3,872)	$(12,316)	318.1%
Interest expense and other, net for the three and six months ended June 30, 2018, increased year-over-year by $5.7 million and $12.3 million, respectively. These increases were primarily due to interest and amortization expense related to our Convertible Notes issued in May 2017, and higher interest expense under our Credit Facility, as a result of additional borrowings in support of 2017 and 2018 acquisitions.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from recurring operations and by calculating the tax effect of discrete items recognized during the quarter. Our effective income tax rate was (2.6)% and (19.2)% for the six months ended June 30, 2018 and 2017, respectively. Our effective rate was lower than the statutory rate for the six months ended June 30, 2018 and 2017, primarily because of excess tax benefits from stock compensation of $7.1 million and $7.2 million, respectively, recognized as discrete items, as required by ASU 2016-09.
Liquidity and Capital Resources
Our primary sources of liquidity as of June 30, 2018, consisted of $373.2 million of cash and cash equivalents, $350.0 million available under the Revolving Facility, amounts available under the Credit Facility’s Accordion Feature, and $1.8 million of working capital (excluding $373.2 million of cash and cash equivalents, $286.9 million of Convertible Notes, and $111.2 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, and to service our debt obligations. We expect that working capital requirements, capital expenditures, acquisitions, and debt service will continue to be our principal needs for liquidity over the near term. We made capital expenditures of $22.5 million during the six months ended June 30, 2018. Due to anticipated expenditures related to our international growth, our recent acquisitions, investments related to those acquisitions, and data content and analytics investments, we expect capital expenditures to be approximately 6% of total revenue during the year ending December 31, 2018. We expect our capital expenditure rate to decrease to 5% of total revenue over the next few years. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2021, with a majority of the deferred cash obligations payable during 2018. We expect to fund these obligations from cash provided by operating activities or funds available under our Credit Facility.
Public Offering
In May 2018, we filed a shelf registration statement on Form S-3 with the SEC, which became effective upon filing. The shelf registration allows us to periodically offer and sell, in one or more future offerings, an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein. On May 29, 2018, we consummated an underwritten public offering of 8.05 million shares of our common stock, which included the underwriters’ full exercise of their option to purchase additional shares. The aggregate net proceeds to us were $441.8 million, after deducting underwriting discounts and offering expenses in the aggregate amount of $17.1 million. We used $150.0 million of the net proceeds from this offering for repayment of indebtedness outstanding under our revolving facility. We intend to use the remaining net proceeds for general corporate purposes, including working capital, sales and marketing activities, research and development activities, general and administrative matters and capital expenditures. We may also use the net proceeds from this offering for acquisitions of, or investments in, technologies, solutions or businesses that complement our business.
Pending Acquisition Activity
LeaseLabs
In August 2018, we entered into an agreement to acquire substantially all of the assets of LeaseLabs, a full stack marketing solutions provider to the multifamily housing industry. The closing of the proposed acquisition is subject to standard closing conditions and completion of regulatory review. Upon closing of the transaction, the acquired assets will be integrated with our existing marketing solutions platform.
The purchase price will consist of a payment of up to $103.0 million in cash and common stock, and a contingent cash obligation of up to approximately $14.0 million, based on the achievement of certain financial objectives. The purchase price is subject to working capital adjustments and includes deferred cash obligations of up to $11.8 million and a deferred stock obligation of $5.0 million. Subject to any indemnification claims made, the deferred cash obligations will be released in part on the first anniversary of the closing with the remainder released on the second anniversary of the closing. The deferred stock obligations will be issued at the first anniversary of the closing.
Current Acquisition Activity
BluTrend
In July 2018, we acquired substantially all of the assets of BluTrend, a provider of utility management services for the multifamily housing industry. The acquired assets will be integrated with our existing resident utility management platform. Purchase consideration was comprised of a cash payment at closing of $8.5 million, deferred cash obligations of up to $1.0 million, and deferred stock obligations of up to $1.0 million. The deferred obligations are subject to forfeiture upon the occurrence of certain events and any indemnification claims made, and will be released in part on the first anniversary of the closing with the remainder released on the second anniversary of the closing. This acquisition was financed using cash on hand.
ClickPay
In April 2018, we entered into an acquisition agreement by which we acquired substantially all of the outstanding membership units of NovelPay, other than those owned by ClickPay Services, Inc. On the same day, we also entered into an agreement and plan of merger, by which we acquired all of the outstanding stock of ClickPay Services, Inc.
The purchase price consisted of a cash payment of $138.8 million, net of cash acquired of $7.5 million, the issuance of 682,688 shares of our common stock valued at $35.9 million, a deferred obligation of up to $20.0 million, and a liability of $23.6 million related to put and call option agreements. Subject to any indemnification claims made, the deferred obligation will be released on the first and second anniversary dates of the closing date. This acquisition was financed using cash on hand and funds available under our Credit Facility.
Pursuant to the acquisition agreement, certain holders initially retained units representing approximately 12% of the membership units of NovelPay, subject to put rights that may be exercised by the holders on or after September 1, 2018, and call rights that may be exercised by us on or after October 1, 2018. In June 2018, we and one of the remaining NovelPay noncontrolling interest holders agreed to waive the put and call exercise date, and we completed the purchase of such holder’s membership units for 395,206 shares of common stock valued at $20.8 million. As of June 30, 2018, approximately 3% of the membership units of NovelPay, valued at $2.8 million, were held by the remaining noncontrolling interest holders.
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
The following table sets forth cash flow data for the periods indicated therein:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$102,220	$95,652
Net cash used in investing activities	(161,768)	(150,370)
Net cash provided by financing activities	370,008	297,250
Net Cash Provided by Operating Activities
During the six months ended June 30, 2018, net cash provided by operating activities consisted of net income of $19.4 million, net non-cash adjustments to net income of $77.7 million, and a net inflow of cash from changes in working capital of $5.1 million. Non-cash adjustments to net income primarily consisted of depreciation and amortization expense of $48.4 million, stock-based expense of $24.0 million, and amortization of debt discount and issuance costs of $6.1 million. These items were partially offset by income tax-related items of $3.0 million.
Changes in working capital during the six months ended June 30, 2018, included net cash inflows from customer deposits of $5.1 million, primarily attributable to the timing of cash settlements for previously initiated resident transactions related to our payments solutions, and inflows from accounts receivable of $6.8 million, which is primarily due to timing of client billing and collections. This was partially offset by net cash outflows from changes in other current assets of $9.4 million, which was mainly attributable to the $6.2 million receivable recognized in connection with the cyber incident described in Note 1.
Net Cash Used in Investing Activities
During the six months ended June 30, 2018, we used $161.8 million of net cash in investing activities, consisting of $137.5 million to acquire ClickPay, $22.5 million for capital expenditures and $1.8 million for the purchase of our investment in WayBlazer. Capital expenditures during the period primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2018, the net cash provided by our financing activities primarily consisted of aggregate net proceeds from our common stock offering of $441.8 million, net of underwriting discounts and offering expenses. This was partially offset by payments on our Revolving Facility of $50.0 million, net of proceeds, payments of acquisition-related consideration of $7.4 million, and activity under our stock-based expense plans of $7.1 million, primarily attributable to shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock.

Contractual Obligations, Commitments, and Contingencies
The following table summarizes, as of June 30, 2018, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Convertible Notes (1)	$367,641	$2,588	$10,350	$354,703	$—
Term Loans (2)	358,391	14,065	70,286	274,040	—
Operating lease obligations	100,699	8,085	26,171	20,322	46,121
Acquisition-related liabilities (3)	44,222	29,670	13,552	1,000	—
	$870,953	$54,408	$120,359	$650,065	$46,121

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

(3)
Represents undiscounted amounts payable for our deferred cash obligations, excluding potential reductions related to the sellers’ indemnification obligations, deferred stock obligations in connection with our acquisition of ClickPay, and the estimated fair value for our contingent consideration obligations.

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
Term Loan: In February 2016, we originated a term loan in the original principal amount of $125.0 million under the Credit Facility (“Term Loan”). We made quarterly principal payments of $0.8 million through March 31, 2018, which increased to $1.5 million beginning on June 30, 2018, and will increase again to $3.1 million beginning on June 30, 2020.
Delayed Draw Term Loan: In December 2017, we drew funds of $200.0 million available under the delayed draw term loan (“Delayed Draw Term Loan”). Subsequent to disbursal of the Delayed Draw Term Loan funds, we began making quarterly principal payments on the Delayed Draw Term Loan equal to an initial amount of $1.3 million. The quarterly principal payments increased to $2.5 million beginning on June 30, 2018, and will increase again to $5.0 million beginning on June 30, 2020.
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
During the quarter ended June 30, 2018, the closing price of our common stock exceeded 130% of the conversion price of the Convertible Notes for more than 20 trading days during the last 30 consecutive trading days of the quarter, thereby satisfying one of the early conversion events. As a result, the Convertible Notes are convertible at any time during the fiscal quarter ending September 30, 2018. Accordingly, as of June 30, 2018 the carrying amount of the Convertible Notes of $286.9 million was reclassified from non-current liabilities to current liabilities in the accompanying Condensed Consolidated Balance Sheets.
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
Other Contractual Obligations
In addition to the contractual obligations discussed above, certain of our business acquisitions include provisions for the payment of deferred and contingent cash obligations. Deferred cash obligations are generally subject to adjustments specified in the underlying acquisition agreement related to the seller’s indemnification obligations, and payment of contingent cash obligations is dependent upon the acquired business achieving agreed-upon operational or financial targets in the post-acquisition period. We had deferred cash obligations, net of unamortized discounts and sellers’ indemnification obligations, of $59.2 million and $47.0 million and contingent cash obligations of $0.1 million and $0.4 million at June 30, 2018 and December 31, 2017, respectively. Deferred and contingent cash obligations related to our acquisitions have payment dates extending through 2021.
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
We had cash and cash equivalents of $373.2 million and $69.3 million at June 30, 2018 and December 31, 2017, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $313.1 million and $319.1 million outstanding under our Term Loans at June 30, 2018 and December 31, 2017, respectively. The Term Loans are reflected net of unamortized debt issuance costs of $1.5 million and $1.7 million at June 30, 2018 and December 31, 2017, respectively, in the accompanying Condensed Consolidated Balance Sheets. At our option, amounts borrowed under the Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.25%, or the Base Rate, plus a margin ranging from 0.25% to 1.25%. The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable variable interest rates changed by 50 basis points, our annual interest expense as of June 30, 2018 would change by approximately $1.6 million.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
During May 2018, we identified a material weakness in our internal control over financial reporting which was disclosed in our Form 10-Q for the quarter ended March 31, 2018. The material weakness resulted from a lack of controls around an external third party system used by a subsidiary we acquired in 2017. For additional information, see Note 1 to the Condensed Consolidated Financial Statements.
To remediate the material weakness, we designed and implemented controls and enhanced and revised the design of existing controls and procedures to ensure that appropriate preventive and detective controls are now in place. These enhanced controls and remedial activities included, among other things:

•	further enforcement of multifactor authentication;

•	further restricting of privileged access;

•	enhancement of processes and controls surrounding third party systems; and

•	additional security awareness training for all employees.
During the second quarter of fiscal 2018, we successfully completed the testing necessary to conclude that the material weakness had been remediated as of June 30, 2018.

Except as noted above, there have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and client base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We continue to experience growth in the number of employees and on demand clients. We had approximately 6,000 employees and over 12,400 on demand clients as of June 30, 2018. In addition, we have grown and expect to continue to grow, including through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
Transactions relating to our Convertible Notes may adversely affect our financial condition and operating results.
Holders of the Convertible Notes are entitled to convert the Convertible Notes under certain conditions for specified periods at their option prior to the scheduled maturity of the Convertible Notes. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, as of June 30, 2018, we are required under applicable accounting rules to reclassify all of the outstanding principal of the Convertible Notes as a current rather than long-term liability as a result of the conversion feature of the Convertible Notes being triggered, which has resulted in a material reduction of our net working capital.
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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of ClickPay, BluTrend, LRO, On-Site, PEX, AUM, and Axiometrics. We expect to continue making acquisitions in the future, including our pending acquisition of LeaseLabs. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue involve numerous risks, including the following:

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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure or acquire businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant ownership dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. On May 29, 2018, we consummated an underwritten public offering of 8.05 million shares of our common stock, with total gross proceeds of $458.9 million. In 2017 and the first quarter of 2018, we amended our Credit Facility to increase our borrowing capacity, and in 2017 we completed a convertible debt offering in which we sold $345.0 million of Convertible Notes. Future debt financing could increase our interest expense and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges or opportunities could be significantly limited.
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
Our Credit Facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum Consolidated Net Leverage Ratio, a maximum Consolidated Senior Secured Net Leverage Ratio, and a minimum Consolidated Interest Coverage Ratio. See additional discussion of these requirements in Note 7 to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2018, we were in compliance with all of the covenants under our Credit Facility.
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
Ensuring that we have adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. During May 2018 and as disclosed in our Form 10-Q for the quarter ended March 31, 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that was acquired by us in 2017. As a result, our management determined that the related control deficiencies constituted a material weakness. See Note 1 to our Condensed Consolidated Financial Statements herein for additional information regarding this matter. This material weakness was remediated during the quarter ended June 30, 2018. If we fail to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.
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
There can be no certainty that the measures we have taken to protect our software platform and service infrastructure, our confidential and proprietary information and the privacy and integrity of our clients’, their current or prospective renters’ and business partners’ data are adequate to prevent or remedy unauthorized access to our system. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Experienced computer programmers seeking to intrude or cause harm, or hackers, have penetrated our service infrastructure in the past and are likely to attempt to do so in the future. Hackers may consist of sophisticated organizations, competitors, governments or individuals who launch targeted attacks to gain unauthorized access to our systems and financial assets. A hacker who is able to penetrate our service infrastructure could misappropriate proprietary or confidential information or financial assets or cause interruptions in our services. For example, during May 2018, as disclosed in our Form 10-Q for the quarter ended March 31, 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. The incident resulted in the diversion of approximately $6.2 million of funds, net of recoveries, intended for disbursement to three clients. Although we believe recovery of virtually all of our losses and related expenses arising from this incident is probable, there can be no assurance of recovery or of the timing of any such recovery.
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
We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information or consumer information could affect our clients’ ability to use and share data, potentially reducing demand for our on demand software solutions. In October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework, which had been the primary compliance mechanism for establishing data transfers outside of the European Economic Area in accordance with the European Union’s Data Protection Directive 95-46 EC. In July 2016, the U.S. and European Union entered into a new compliance framework, (the “Privacy Shield”), which was intended to replace the U.S.-EU Safe Harbor framework. The Privacy Shield is subject to review by European courts, and this creates some uncertainty regarding compliance with applicable privacy laws and regulations. While alternative compliance options exist, the long-term viability of the overall compliance framework remains in question, which could result in increased regulation, cost of compliance and limitations on data transfers for both our clients and us. In May 2018, the General Data Protection Regulation (“GDPR”) became effective in the European Union, and imposed new requirements and restrictions upon companies that process personal data of EU citizens. In June 2018, the State of California passed the California Consumer Privacy Act (“CCPA”), which creates new requirements and restrictions for processing personal data of California citizens beginning January 1, 2020. If we are unable to meet the requirements of applicable privacy laws and regulations, the Privacy Shield, GDPR or CCPA with respect to our services subject to these provisions, we may incur monetary or other penalties which could harm our business or financial condition.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 20.2% of our common stock as of June 30, 2018. Of such amount, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 18.2% of our common stock as of June 30, 2018. Beneficial ownership is determined in accordance with the rules of the SEC. The number of shares of common stock deemed outstanding includes all shares of restricted stock and those shares issuable upon exercise of options that may be exercised within 60 days after June 30, 2018. The significant concentrations of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
In the future, we may sell additional shares of our common stock to raise capital. On June 5, 2018, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock by 125,000,000 shares, bringing the total authorized shares of common stock to 250,000,000. In addition, on May 29, 2018, we consummated an underwritten public offering of 8.05 million shares of our common stock, with total gross proceeds raised of $458.9 million. Further, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sales of Equity Securities
In June 2018, we and one of the remaining NovelPay noncontrolling interest holders agreed to waive the put and call exercise date, and we completed the purchase of such holder’s membership units for 395,206 shares of common stock valued at $20.8 million. The shares of our common stock issued in consideration for the retained units were issued to an accredited investor in a private placement exempt under Regulation D under the Securities Act of 1933, as amended.
(c) Purchases of Equity Securities
There was no repurchase activity during the three months ended June 30, 2018. The Company’s previously authorized share repurchase program expired on May 4, 2018.
Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 3, 2018

RealPage, Inc.

By:	/s/ W. Bryan Hill
W. Bryan Hill
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Included
Number	Exhibit Description	Form	Date	Number	Herewith
1.1	Underwriting Agreement dated May 23, 2018, by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and RBC Capital Markets, LLC, as representatives of the underwriters	8-K	5/25/2018	1.1
2.1	Acquisition Agreement dated April 19, 2018 by and among Registrant and each of the holders of outstanding membership units of NovelPay LLC, a Delaware limited liability company, other than those owned by ClickPay Services, Inc., a Delaware corporation, and NP Representative, LLC, a Delaware limited liability company, solely in its capacity as the Sellers’ Representative*	10-Q	5/10/2018	2.1
2.2	Agreement and Plan of Merger by and among Registrant, RP Newco XXIII Inc., a Delaware corporation and wholly-owned subsidiary of Registrant, RP Newco XXIV Inc., a Delaware corporation and wholly-owned subsidiary of Registrant, ClickPay Services, Inc., a Delaware corporation and NP Representative, LLC, a Delaware limited liability company, solely in its capacity as the Sellers’ Representative*	10-Q	5/10/2018	2.2
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended				X
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X

* Exhibits, schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

** Furnished herewith.