Form 10-Q
period 2018-09-30
REALPAGE INC
filed 2018-11-06
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 19, 2018
Common Stock, $0.001 par value	93,911,615

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$279,872	$69,343
Restricted cash	90,919	96,002
Accounts receivable, less allowance for doubtful accounts of $8,169 and $3,951 at September 30, 2018 and December 31, 2017, respectively	114,441	124,505
Prepaid expenses	20,215	12,107
Other current assets	17,834	6,622
Total current assets	523,281	308,579
Property, equipment, and software, net	151,213	148,428
Goodwill	1,009,462	751,052
Intangible assets, net	293,382	252,337
Deferred tax assets, net	42,397	44,887
Other assets	18,992	11,010
Total assets	$2,038,727	$1,516,293
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,422	$26,733
Accrued expenses and other current liabilities	94,588	79,379
Current portion of deferred revenue	110,507	116,622
Current portion of term loans	16,133	14,116
Convertible notes, net	289,868	—
Customer deposits held in restricted accounts	91,010	96,057
Total current liabilities	629,528	332,907
Deferred revenue	5,079	5,538
Revolving facility	—	50,000
Term loans, net	291,504	303,261
Convertible notes, net	—	281,199
Other long-term liabilities	36,893	41,513
Total liabilities	963,004	1,014,418
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value: 250,000,000 and 125,000,000 shares authorized, 96,588,906 and 87,153,085 shares issued and 94,025,304 and 83,180,401 shares outstanding at September 30, 2018 and December 31, 2017, respectively	97	87
Additional paid-in capital	1,190,110	637,851
Treasury stock, at cost: 2,563,602 and 3,972,684 shares at September 30, 2018 and December 31, 2017, respectively	(70,319)	(61,260)
Accumulated deficit	(44,372)	(75,046)
Accumulated other comprehensive income	207	243
Total stockholders’ equity	1,075,723	501,875
Total liabilities and stockholders’ equity	$2,038,727	$1,516,293
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
On demand	$215,413	$161,578	$615,658	$462,518
Professional and other	9,540	7,480	26,848	20,765
Total revenue	224,953	169,058	642,506	483,283
Cost of revenue	85,540	65,794	240,319	189,000
Amortization of product technologies	8,946	5,497	26,368	14,750
Gross profit	130,467	97,767	375,819	279,533
Operating expenses:
Product development	28,942	21,885	88,753	63,562
Sales and marketing	43,179	36,802	121,523	102,548
General and administrative	30,036	31,004	85,570	82,625
Amortization of intangible assets	9,738	3,838	26,323	10,601
Total operating expenses	111,895	93,529	322,169	259,336
Operating income	18,572	4,238	53,650	20,197
Interest expense and other, net	(8,816)	(4,677)	(25,004)	(8,549)
Income (loss) before income taxes	9,756	(439)	28,646	11,648
Income tax expense (benefit)	683	(7,273)	193	(9,594)
Net income	$9,073	$6,834	$28,453	$21,242

Net income per share attributable to common stockholders:
Basic	$0.10	$0.09	$0.33	$0.27
Diluted	$0.09	$0.08	$0.31	$0.26
Weighted average common shares outstanding:
Basic	91,222	79,838	85,874	79,045
Diluted	96,590	82,760	90,451	82,051
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$9,073	$6,834	$28,453	$21,242
(Loss) gain on interest rate swaps, net	(126)	(10)	(3)	72
Foreign currency translation adjustment	80	88	(33)	86
Comprehensive income	$9,027	$6,912	$28,417	$21,400
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2017	87,153	$87	$637,851	$243	$(75,046)	3,973	$(61,260)	$501,875
Cumulative effect of adoption of ASU 2014-09	—	—	—	—	2,221	—	—	2,221
Public offering of common stock, net of $17,056 of offering costs	8,050	8	441,786	—	—	—	—	441,794
Issuance of common stock in connection with our acquisitions	1,361	2	75,148	—	—	—	—	75,150
Stock option exercises	25	—	4,389	—	—	(472)	5,564	9,953
Issuance of restricted stock	—	—	(7,824)	—	—	(1,597)	7,824	—
Treasury stock purchases, at cost	—	—	325	—	—	660	(22,447)	(22,122)
Stock-based compensation	—	—	38,435	—	—	—	—	38,435
Interest rate swap agreements	—	—	—	410	—	—	—	410
Foreign currency translation	—	—	—	(33)	—	—	—	(33)
Reclassification of realized gain on cash flow hedge to earnings, net of tax	—	—	—	(413)	—	—	—	(413)
Net income	—	—	—	—	28,453	—	—	28,453
Balance as of September 30, 2018	96,589	$97	$1,190,110	$207	$(44,372)	2,564	$(70,319)	$1,075,723
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$28,453	$21,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,018	45,814
Amortization of debt discount and issuance costs	9,272	4,340
Deferred taxes	(2,720)	(10,811)
Stock-based expense	37,492	35,732
Loss on disposal and impairment of other long-lived assets	3,439	472
Acquisition-related consideration	806	382
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	6,933	773
Prepaid expenses and other current assets	(15,778)	(1,950)
Other assets	(2,757)	(106)
Accounts payable	4,044	3,702
Accrued compensation, taxes, and benefits	2,574	1,173
Deferred revenue	(5,193)	4,783
Customer deposits	(6,361)	(710)
Other current and long-term liabilities	740	1,047
Net cash provided by operating activities	134,962	105,883
Cash flows from investing activities:
Purchases of property, equipment, and software	(37,287)	(38,576)
Acquisition of businesses, net of cash and restricted cash acquired	(230,474)	(347,550)
Purchase of other investment	(1,800)	—
Net cash used in investing activities	(269,561)	(386,126)
Cash flows from financing activities:
Payments on term loans	(10,083)	(1,533)
Proceeds from revolving credit facility	140,000	—
Payments on revolving line of credit	(190,000)	—
Proceeds from borrowings on convertible notes	—	345,000
Purchase of convertible note hedges	—	(62,549)
Proceeds from issuance of warrants	—	31,499
Payments of deferred financing costs	(1,135)	(11,026)
Payments on capital lease obligations	(219)	(232)
Payments of acquisition-related consideration	(28,110)	(8,073)
Proceeds from public offering, net of underwriters’ discount and offering costs	441,794	—
Proceeds from exercise of stock options	9,953	21,614
Purchase of treasury stock related to stock-based compensation	(22,122)	(21,189)
Net cash provided by financing activities	340,078	293,511
Net increase in cash, cash equivalents and restricted cash	205,479	13,268
Effect of exchange rate on cash	(33)	86
Cash, cash equivalents and restricted cash:
Beginning of period	165,345	188,540
End of period	$370,791	$201,894
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental cash flow information:
Cash paid for interest	$12,274	$2,757
Cash paid for income taxes, net of refunds	$2,546	$1,705
Non-cash investing and financing activities:
Fair value of stock consideration in connection with our acquisitions	$53,334	$—
Redemption of noncontrolling interest in connection with acquisition of ClickPay	$21,816	$—
Accrued property, equipment, and software	$1,837	$3,242

       The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets and that shown in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$279,872	$69,343
Restricted cash	90,919	96,002
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash flows	$370,791	$165,345
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
During May 2018 and as disclosed in our Form 10-Q for the quarter ended March 31, 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. The incident resulted in the diversion of approximately $6.0 million, net of recovered funds, intended for disbursement to three clients. We immediately restored all funds to the client accounts. During the quarter ended June 30, 2018, we remediated the security weakness that gave rise to the incident and implemented additional preventive and detective control procedures. We maintain insurance coverage to limit our losses related to criminal and network security events. As of September 30, 2018, we recognized a receivable of $6.0 million included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet for losses and related expenses arising from this incident that we believe are probable of recovery from our insurance carriers. We have submitted a proof of loss notification to our insurance carriers. For the three and nine months ended September 30, 2018, we also recognized a charge of $0.1 million and $0.4 million, respectively, which is included in the line “General and administrative” in the accompanying Condensed Consolidated Statement of Operations for losses and related expenses that we do not expect to recover.
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
Effective for the quarter ended September 30, 2018, we have changed the presentation of our Condensed Consolidated Statements of Operations to add “Amortization of product technologies” and “Amortization of intangible assets” as separate line items within such statements. Amounts shown as amortization of product technologies were previously included within “Cost of revenue”, and amounts shown as amortization of intangible assets were previously included within the “Sales and marketing” operating expense category. Amounts for prior periods have been reclassified in order to conform to the current period presentation. We believe this revised presentation helps readers of our financial statements isolate non-cash amortization expenses that arise from our acquisitions and internally developed software.
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
Principally, all of our revenue for the three and nine months ended September 30, 2018 and 2017 was earned in the United States. Net property, equipment, and software located in the United States amounted to $141.2 million and $140.0 million at September 30, 2018 and December 31, 2017, respectively. Net property, equipment, and software located in our international subsidiaries amounted to $10.0 million and $8.4 million at September 30, 2018 and December 31, 2017, respectively.

Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, Spain, and India at both September 30, 2018 and December 31, 2017.
Correction of an Immaterial Error in Previously Issued Financial Statements
During the three months ended September 30, 2018, we identified an error related to the misclassification of amortization expense related to intangible assets on certain acquired technologies, recognized as “Sales and marketing” expense. Such expense should have been recognized as a component of “Cost of revenue”. As a result, our cost of revenue was understated, and our sales and marketing expense was overstated by identical amounts, which also resulted in an overstatement of gross profit and total operating expenses by the same amount for the effected periods. There was no effect on reported revenues, net income, earnings per share, or cash flows. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we have evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the effect of the misclassification was not material to our previously issued financial statements.
We have corrected the presentation of the amortization expense for all prior periods presented in this Form 10-Q. Periods not presented herein will be revised, as applicable, in future filings. The immaterial error correction resulted in an increase of cost of revenue and reduction in sales and marketing expense for the three and six months ended June 30, 2018 by $5.3 million and $9.8 million, respectively; for the three months ended March 31, 2018 by $4.5 million; and for the three months ended December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017 by $3.0 million, $1.9 million, $1.1 million and $0.8 million, respectively. There was no change in our accounting for amortization expense related to client relationship, non-compete agreements and trade name intangible assets. Such expense remains a component of sales and marketing expense in all periods.
Concentrations of Credit Risk
Our cash accounts are maintained at various financial institutions and may, from time to time, exceed federally insured limits. We have not experienced any losses in such accounts.
Concentrations of credit risk with respect to accounts receivable result from substantially all of our clients being in the residential rental housing market. Our clients, however, are dispersed across different geographic areas. We do not require collateral from clients. We maintain an allowance for doubtful accounts for credits we offer our clients in certain instances and to reflect our best estimate of the amount of consideration we will ultimately receive based on relevant factors such as our historical experience, current contractual requirements, age of the outstanding balance, and our clients’ ability to pay.
No single client accounted for 10% or more of our revenue or accounts receivable for the three or nine months ended September 30, 2018 or 2017.
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

Purchase consideration includes assets transferred, liabilities assumed, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combination transactions may be structured to include a combination of up-front, deferred and contingent payments. These payments may include a combination of cash and common stock. Deferred and contingent payments are made at specified dates subsequent to the date of acquisition. Deferred cash payments and stock issuances are included in the acquisition consideration based on their fair value as of the acquisition date. The fair value of these obligations is estimated based on the present value, as of the date of acquisition, of the anticipated future payments. The future payments are discounted using a rate that considers an estimate of the return expected by a market-participant and a measurement of the risk inherent in the cash flows, among other inputs. These deferred obligations are generally subject to adjustments specified in the underlying purchase agreement related to the seller’s indemnification obligations. Contingent consideration is an obligation to make future cash payments to the seller, the payment of which is contingent upon the achievement of stipulated operational or financial targets in the post-acquisition period. Contingent consideration is included in the purchase consideration at its fair value as of the acquisition date. The fair value of these payments is estimated using a probability weighted discount model based on the achievement of the specified targets. The fair value of these liabilities is re-evaluated on a quarterly basis, and any change is reflected in the line “General and administrative” in the accompanying Condensed Consolidated Statements of Operations. These estimates are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur that would affect the accuracy or validity of these estimates.
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
We maintain an allowance for doubtful accounts for credits we offer our clients in certain instances that reflects our best estimate of the amount of consideration to which we are entitled and that we will ultimately receive. In evaluating the sufficiency of the allowance for doubtful accounts, we consider relevant factors such as our historical experience, current contractual requirements, age of the outstanding balance, and our clients’ ability to pay. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. A portion of our allowance is for services not yet rendered and is therefore classified as an offset to deferred revenue.
Accounts receivable are written off upon determination of non-collectability following established Company policies. We incurred bad debt expense of $0.9 million for both of the three month periods ended September 30, 2018 and 2017, and $3.0 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Accounts receivable includes commissions due to us related to the sale of insurance products to residents and commissions which are contingent based upon the activity in the underlying policies. Contingent commissions receivables are recorded at their estimated net realizable value, based on estimates and considerations which include, but are not limited to, the historical and projected loss rates incurred by the underlying policies.
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
Revenue Recognition
We derive our revenue from two primary sources: (1) on demand software solutions and (2) professional services and other goods and services. We recognize revenue as we satisfy one or more service obligations under the terms of a contract, generally as control of goods and services are transferred to our clients. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We include estimates of variable consideration in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur.
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
We generally recognize revenue from subscription fees on a straight-line basis over the access period beginning on the date that we make our service available to the client. Our subscription agreements generally are non-cancellable, have an initial term of one year or longer and are billed either monthly, quarterly or annually in advance. Non-refundable upfront fees billed at the initial order date that are not associated with an upfront service obligation are recognized as revenue on a straight-line basis over the period over which the client is expected to benefit, which we consider to be three years.
We recognize revenue from transaction fees in the month the related services are performed based on the amount we have a right to invoice.
As part of our resident services offerings, we offer risk mitigation services to our clients by acting as an insurance agent and derive commission revenue from the sale of insurance products to our clients’ residents. The commissions are based upon a percentage of the premium that our insurance company underwriting partners charge to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. Our contracts with our underwriting partners also provide for contingent commissions to be paid to us in accordance with the agreements. Our estimate of contingent commission revenue considers the variable factors identified in the terms of the applicable agreement. We recognize commissions related to these services as earned ratably over the policy term.
Professional and Other Revenue
Professional services and other revenues generally consist of the fees we receive for providing implementation and consulting services, submeter equipment and ongoing maintenance of our existing on premise licenses.
Professional services are billed either on a time and materials basis or on a fixed price basis, and revenue is recognized over time as we perform the obligation. Professional services are typically sold bundled in a contract with other on demand solutions but may be sold separately. Professional service contracts sold separately generally have terms of one year or less. For bundled arrangements, where we account for individual services as a separate performance obligation, the transaction price is allocated between separate services in the bundle based on their relative standalone selling prices.
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
Contracts with Multiple Performance Obligations
The majority of the contracts we enter into with clients, including multiple contracts entered into at or near the same time with the same client, require us to provide one or more on demand software solutions, professional services and/or equipment. For these contracts, we account for individual performance obligations separately i) if they are distinct or ii) if the promised obligations represent a series of distinct services that are substantially the same and have the same pattern of transfer to the client. Once we determine the performance obligations, we determine the transaction price, which includes estimating the amount of variable consideration, if any, to be included in the transaction price. For contracts with multiple performance obligations, we allocate the transaction price to the separate performance obligations on a relative standalone selling price basis. The standalone selling prices of our services are estimated using a market assessment approach based on our overall pricing objectives taking into consideration market conditions and other factors including the number of solutions sold, client demographics, and the number and types of users within our contracts.
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
We adopted the requirements of the new revenue standard on January 1, 2018 using the modified retrospective method and applied the guidance to contracts not substantially completed as of the date of initial application, or open contracts. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings at the beginning of 2018. Comparative information from prior year periods has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effects of the changes made to our condensed consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
	(in thousands)
Assets
Accounts receivable, less allowance for doubtful accounts	$124,505	$(7,925)	$116,580
Other current assets	$6,622	$2,771	$9,393
Deferred tax assets, net	$44,887	$(780)	$44,107
Other assets	$11,010	$4,459	$15,469
Liabilities
Current portion of deferred revenue	$116,622	$(3,696)	$112,926
Stockholders’ Equity
Accumulated deficit	$(75,046)	$2,221	$(72,825)
Adoption of the new revenue standard resulted in changes to our accounting policies for revenue recognition, certain variable considerations, and commissions expense. The adoption of the new revenue standard did not have a significant effect on our revenue; however, it did have an impact on the timing of when we expense commission costs incurred to obtain a contract and the reserves we establish for variable consideration from credits or other pricing accommodations we provide our clients. We expect the effect of the new revenue standard to be immaterial to our revenue on an ongoing basis. The primary effect to our net income on an ongoing basis relates to the reserve for credit accommodations and deferral of incremental commission costs incurred to obtain new contracts. Under the new revenue standard, we accrue for credit accommodations in our reserve during the month of billing and credits reduce this reserve when issued. Further, we now initially defer commission costs and amortize these costs to expense over a period of benefit that we have determined to be three years. Deferred commissions were capitalized for open contracts at the date of initial application and will be capitalized for new contracts in 2018. As a result, there will be a net benefit to “Operating income” in our Condensed Consolidated Statements of Operations during 2018 as capitalization of costs exceed amortization. As capitalized costs amortize into expense over time, the accretive benefit in 2018 is expected to moderate in 2019 and normalize in 2020.
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

	Originally Reported	Effect of Change	As Adjusted
	(in thousands)
Statement of Cash Flows for the nine months ended September 30, 2017
Net cash provided by operating activities	$106,288	$(405)	$105,883
Net cash used in investing activities	$(395,437)	$9,311	$(386,126)
Cash, cash equivalents and restricted cash at end of period	$109,334	$92,560	$201,894
Accounting Standards Update 2017-09
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the fair value, vesting conditions, or award classification (as equity or liability) and would not be required if the changes are considered non-substantive. We adopted this standard effective January 1, 2018. Adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements.
Accounting Standards Update 2017-01
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business to assist entities with evaluating whether a set of transferred assets and activities (a "set") is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the set is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. We adopted the provisions of this ASU effective January 1, 2018, and the adoption did not have a significant impact on our classification of businesses and complementary technologies acquired.
Accounting Standards Update 2016-01
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) in February 2018, which provides clarification on certain guidance issued under ASU 2016-01. Among other things, ASU 2016-01 eliminates the cost method of accounting and requires that investments in equity securities that were previously accounted for under the cost method must now be measured at fair value, with changes in fair value recognized in net income. Equity instruments that do not have readily determinable fair values may be measured at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. This ASU became effective on January 1, 2018. We hold an investment which was accounted for under the cost method of accounting prior to January 1, 2018, which does not have a readily determinable fair value and has had no observable price change. Therefore, we continue to measure this investment at cost, less any impairment. The adoption of this standard did not have a material impact on our consolidated financial statements.
Accounting Standards Update 2018-07
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We early adopted ASU 2018-07 effective July 1, 2018, and the adoption did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The amendments in this update will be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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
While we are continuing to assess all potential impacts of ASU 2017-12 on our consolidated financial statements, its most immediate effect will be the initial recognition of the entire change in the fair value of our interest rate swaps in other comprehensive income. Similar to our current treatment of the effective portion of a change in fair value, the ineffective portion will be reclassified into interest expense as interest payments are made on our variable rate debt. Under our current practice, the ineffective portion is initially recorded as a component of interest expense in the period of change. We will adopt this standard effective January 1, 2019 and do not expect the changes in the ASU to have a material impact on our consolidated financial statements.
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
ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which provides for an optional transition method to allow companies to initially account for the impact of the adoption with a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. This eliminates the requirement to restate amounts presented prior to January 1, 2019. We will adopt the standard effective January 1, 2019, and we expect to elect this optional transition method, as well as certain practical expedients permitted under the transition guidance. As previously disclosed, we anticipate that the standard will have a material impact on our balance sheet from the recognition of right of use assets and lease liabilities for operating leases. We believe the adoption of this guidance will modify our ongoing analysis and disclosures of lease agreements. We are in the latter stages of implementing a new lease software solution and continue to evaluate the impact to our consolidated financial statements.

3. Acquisitions
Current Acquisition Activity
LeaseLabs
In September 2018, we acquired substantially all of the assets of LeaseLabs, Inc. (“LeaseLabs”), a full-stack marketing solutions provider to the multifamily housing industry. LeaseLabs provides online, social media and website marketing services to property management companies. Aggregate purchase consideration was $112.7 million, including contingent consideration of up to $10.0 million based on the collection of acquisition date accounts receivable balances during the six-month period after the acquisition date. The fair value of the contingent consideration was $7.0 million on the date of acquisition. We issued 86,745 shares of our common stock at closing, which had a fair value of $5.3 million on the date of acquisition. We will issue shares of our common stock with a fair value of $5.0 million on the first anniversary date of the acquisition. A liability of $4.8 million has been recorded for the obligation to issue these shares. The acquisition was financed using cash on hand.
The acquired identified intangible assets consisted of client relationships, developed technology and trade names and were assigned estimated useful lives of ten, seven and ten years, respectively. Preliminary goodwill recognized of $84.1 million is primarily comprised of anticipated synergies from the expansion of our marketing platform with LeaseLabs’ marketing solutions and the combination of our marketing content, websites and lead management with LeaseLabs’ marketing solutions. Goodwill and acquired intangible assets are deductible for tax purposes. Accounts receivable acquired have a gross value of $3.1 million, of which $0.5 million is estimated to be uncollectible. Acquisition costs associated with this transaction totaled $0.3 million and were expensed as incurred.
BluTrend
In July 2018, we acquired substantially all of the assets of Blu Trend, LLC (“BluTrend”), a provider of utility management services for the multifamily housing industry. The acquired assets will be integrated with our existing resident utility management platform. Purchase consideration was $8.5 million of cash, deferred cash obligations of up to $1.0 million, and deferred stock obligations of up to $1.0 million. The $2.0 million of deferred obligations are subject to indemnification claims as well as continued employment of certain BluTrend employees and will be released on the first and second anniversary dates of the closing date. The deferred obligations will be recognized as compensation expense over the two-year period after the acquisition date. The acquisition was financed using cash on hand.
The acquired identifiable intangible assets consisted of client relationships, developed technology and trade names and were assigned estimated useful lives of ten, five and two years, respectively. Preliminary goodwill recognized of $3.9 million is primarily comprised of anticipated synergies from integrating the BluTrend business into our utility management platform. Goodwill and the acquired identified intangible assets are deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.1 million and were expensed as incurred.
ClickPay
In April 2018, we acquired substantially all of the outstanding membership units of NovelPay, LLC (“NovelPay”), other than those owned by ClickPay Services, Inc. On the same day, we acquired all of the outstanding stock of ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”). ClickPay provides an electronic payment platform servicing resident units across multiple segments of real estate, which offers integrated payment services to increase operational efficiencies for property owners and managers. The acquisition of ClickPay broadens our presence in the real estate industry, and solidifies the integration of our leasing platform with third-party property management systems.
We acquired ClickPay for purchase consideration of $221.0 million. The purchase consideration consisted of $138.8 million of cash, net of cash acquired of $7.5 million, the issuance of 870,168 shares of our common stock valued at $48.0 million, a deferred obligation of up to $10.2 million, which had a fair value of $9.8 million on the date of acquisition, and a liability of $24.7 million related to put and call option agreements, which had a fair value of $24.4 million on the date of acquisition. Approximately 187,480 shares of common stock issued at closing are subject to a holdback. Subject to any indemnification claims made, the 187,480 shares of common stock issued at closing and the deferred obligation will be released on the first and second anniversary dates of the closing date, respectively. The acquisition of ClickPay was financed using funds available under our Credit Facility, as defined in Note 7, and cash on hand.
Pursuant to the acquisition agreement, certain holders initially retained units representing approximately 12% of the membership units of NovelPay, subject to put rights that could be exercised by the holders on or after September 1, 2018, and call rights that could be exercised by us on or after October 1, 2018. The exercise price of the put and call rights was the same as the per unit price of the membership units purchased at the closing. We evaluated the put and call options and determined the put and call options were embedded within the noncontrolling interests, and the economic substance represented a financing arrangement of the noncontrolling interests because of the substantially fixed exercise price and stated exercise dates. In June 2018, we and one of the remaining NovelPay noncontrolling interest holders agreed to waive the put and call exercise date, and we completed the purchase of such holder’s membership units for 395,206 shares of common stock valued at $21.8 million. In

September 2018, the remaining NovelPay noncontrolling interest holders exercised their put rights, and we completed the purchase of the noncontrolling interest holders’ membership units for $2.9 million in cash. As of September 30, 2018, all outstanding membership units of NovelPay have been acquired. No earnings were attributed to the noncontrolling interests in the accompanying Condensed Consolidated Statements of Operations.
The acquired identified intangible assets consisted of developed technology, client relationships, and trade names. These intangible assets were assigned estimated useful lives of seven, ten, and ten years, respectively. Preliminary goodwill recognized of $172.6 million is primarily comprised of anticipated synergies from leveraging ClickPay’s electronic payment platform, which is compatible with multiple third-party property management systems. Goodwill of $105.0 million arising from the acquisition of NovelPay is deductible for tax purposes; goodwill arising from the acquisition of ClickPay Services, Inc. is not. Accounts receivable acquired had a gross contractual value of $2.8 million at acquisition, of which $0.5 million was estimated to be uncollectible. Acquisition costs associated with this transaction totaled $1.6 million and were expensed as incurred.
Purchase Consideration and Purchase Price Allocations
The estimated fair values of assets acquired and liabilities assumed are provisional and are based primarily on the information available as of the acquisition date. We believe this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition date. The components of the purchase consideration and the preliminary allocation of each purchase price, including the effects of measurement period adjustments recorded as of September 30, 2018, are as follows:

	ClickPay	BluTrend	LeaseLabs
	(in thousands)
Fair value of total purchase consideration:
Cash, net of cash acquired	$138,787	$8,500	$84,500
Common stock issued at closing	48,034	—	5,300
Deferred obligations, net	9,821	—	15,888
Noncontrolling interest financing	24,369	—	—
Contingent consideration	—	—	7,000
Total purchase consideration	$221,011	$8,500	$112,688

Fair value of net assets acquired:
Restricted cash	$1,313	$—	$—
Accounts receivable	2,288	226	2,625
Property, equipment, and software	89	—	865
Intangible assets:
Developed product technologies	29,100	730	8,300
Client relationships	20,700	3,510	17,800
Trade names	2,900	30	1,100
Goodwill	172,618	3,887	84,127
Other assets	443	122	363
Accounts payable and accrued liabilities	(2,697)	(5)	(167)
Client deposits held in restricted accounts	(1,313)	—	—
Deferred revenue	—	—	(2,325)
Deferred tax liability, net	(4,430)	—	—
Total fair value of net assets acquired	$221,011	$8,500	$112,688
2017 Acquisitions
Lease Rent Options
In February 2017, we entered into an agreement with The Rainmaker Ventures, LLC (“Rainmaker”) to acquire substantially all of the assets and liabilities that comprised Rainmaker’s multifamily revenue optimization business (“LRO”).

The transaction closed in December 2017 for purchase consideration of $299.9 million.
PEX Software
In October 2017, we acquired all of the issued and outstanding shares of PEX Software Limited (“PEX”) based in the United Kingdom, for purchase consideration of $6.0 million.
On-Site
In September 2017, we acquired certain assets of On-Site Manager, Inc., including its majority ownership interest in its subsidiary, DepositIQ & RentersIQ Insurance Agency, LLC (“DIQ”). We also acquired the remaining minority interest in DIQ (collectively, “On-Site”). We acquired On-Site for aggregate purchase consideration of $251.1 million.
American Utility Management
In June 2017, we acquired substantially all of the assets of American Utility Management, Inc. (“AUM”) for purchase consideration of $69.4 million.
Axiometrics LLC
In January 2017, we acquired substantially all of the assets of Axiometrics LLC (“Axiometrics”) for purchase consideration of $73.8 million.
We recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. Tangible assets were valued at their respective carrying amounts, which approximated their estimated fair value. The valuation of identified intangible assets reflects management’s estimates based on, among other factors, use of established valuation methods. Acquisition costs were expensed as incurred. These acquisitions were financed using cash on hand, and in the case of LRO, funds available under our credit facility. For more information regarding these acquisitions, refer to our 2017 Form 10-K.

Purchase Price Allocations
For certain of the acquisitions in the table below, the estimated fair values of assets acquired and liabilities assumed are provisional and are based primarily on the information available as of the acquisition dates. The allocation of each purchase price, including the effects of measurement period adjustments recorded as of September 30, 2018, was as follows:

	Axiometrics	AUM	On-Site	PEX	LRO
	(Final)	(Final)	(Final)	(Provisional)	(Provisional)
	(in thousands)
Fair value of total purchase consideration:
Cash, net of cash acquired	$66,050	$64,775	$225,300	$5,103	$298,040
Liabilities assumed	—	—	—	—	377
Deferred cash obligations, net	6,895	4,637	25,809	928	1,506
Contingent consideration	812	—	—	—	—
Total purchase consideration	$73,757	$69,412	$251,109	$6,031	$299,923

Fair value of net assets acquired:
Restricted cash	$—	$5,954	$3,458	$—	$—
Accounts receivable	1,620	2,409	4,484	107	4,460
Property, equipment, and software	400	319	789	—	1,507
Intangible assets:
Developed product technologies	15,500	10,800	16,960	2,350	42,000
Client relationships	6,830	7,470	41,360	590	49,000
Trade names	3,200	208	7,000	160	666
Non-compete agreements	—	3,920	—	—	—
Goodwill	54,190	45,907	182,592	3,300	202,868
Other assets	273	850	853	95	475
Accounts payable and accrued liabilities	(367)	(2,150)	(1,124)	(242)	(192)
Client deposits held in restricted accounts	—	(5,954)	(3,458)	—	—
Deferred revenue	(7,115)	(321)	(565)	(221)	(861)
Other long-term liabilities	(774)	—	—	—	—
Deferred tax liability	—	—	(1,240)	(108)	—
Total fair value of net assets acquired	$73,757	$69,412	$251,109	$6,031	$299,923

Deferred Obligations and Contingent Consideration Activity
The following table presents changes in the Company’s deferred cash and stock obligations and contingent consideration for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	Deferred Cash and Stock Obligations	Contingent Consideration	Total
	(in thousands)
Balance at January 1, 2017	$14,150	$541	$14,691
Additions, net of fair value discount	42,104	812	42,916
Cash payments	(8,215)	(700)	(8,915)
Accretion expense	1,049	—	1,049
Change in fair value	—	(239)	(239)
Indemnification claims and other adjustments	(2,072)	—	(2,072)
Balance at December 31, 2017	47,016	414	47,430
Additions, net of fair value discount	25,709	7,000	32,709
Cash payments	(26,734)	(247)	(26,981)
Accretion expense	1,491	—	1,491
Change in fair value	—	(167)	(167)
Indemnification claims and other adjustments	(2,753)	—	(2,753)
Balance at September 30, 2018	$44,729	$7,000	$51,729
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2018 and 2017, as if the aforementioned 2018 and 2017 acquisitions had occurred as of January 1, 2017 and January 1, 2016, respectively. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax expense or benefit, issuance of our common shares, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 Pro Forma	2017 Pro Forma	2018 Pro Forma	2017 Pro Forma
	(unaudited)
	(in thousands, except per share amounts)
Total revenue	$228,588	$202,957	$667,668	$598,560
Net income	$9,072	$7,221	$26,431	$11,132
Net income per share:
Basic	$0.10	$0.09	$0.31	$0.14
Diluted	$0.09	$0.09	$0.29	$0.13
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
We recorded a net increase to opening equity of $2.2 million as of January 1, 2018 as the cumulative effect of adopting the new revenue standard. The effect on revenues of adopting the new revenue standard for the three and nine months ended September 30, 2018 is presented in the “Impact on Consolidated Financial Statements” section below.

Disaggregation of Revenue
The following table presents our revenues disaggregated by major revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
On demand
Property management	$47,307	$42,175	$139,149	$123,921
Resident services	94,085	70,527	256,592	196,356
Leasing and marketing	41,842	29,334	124,099	86,474
Asset optimization	32,179	19,542	95,818	55,767
Total on demand revenue	215,413	161,578	615,658	462,518

Professional and other	9,540	7,480	26,848	20,765
Total revenue	$224,953	$169,058	$642,506	$483,283
On Demand Revenue
We generate the majority of our on demand revenue by licensing software-as-a-service (“SaaS”) solutions to our clients on a subscription basis. Our SaaS solutions are provided pursuant to contractual commitments that typically include a promise that we will stand ready, on a monthly basis, to deliver access to our technology platform over defined service delivery periods. These solutions represent a series of distinct services that are substantially the same and have the same pattern of transfer to the client. Revenue from our SaaS solutions is generally recognized ratably over the term of the arrangement.
Consideration for our on demand subscription services consist of fixed, variable and usage-based fees. We invoice a portion of our fees at the initial order date and then monthly or annually thereafter. Subscription fees are generally fixed based on the number of sites and the level of services selected by the client.
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
As part of our resident services offerings, we offer risk mitigation services to our clients by acting as an insurance agent and derive commission revenue from the sale of insurance products to our clients’ residents. The commissions are based upon a percentage of the premium that the insurance company underwriting partners charge to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. The overall insurance services we provide represent a single performance obligation that qualifies as a separate series in accordance with the new revenue standard. Our contracts with our underwriting partners also provide for contingent commissions to be paid to us in accordance with the agreements. The contingent commissions are not associated with every distinct service promised in the series of distinct insurance services we provide. We generally accrue and recognize contingent commissions monthly based on estimates of the variable factors identified in the terms of the applicable agreements.
Professional Services and Other Revenues
Professional services and other revenues generally consist of the fees we receive for providing implementation and consulting services, submeter equipment and ongoing maintenance of our existing on premise licenses.
Professional services revenues primarily consist of fees for implementation services, consulting services and training. Professional services are billed either on a fixed rate per hour (time) and materials basis or on a fixed price basis. Professional services are typically sold bundled in a contract with other on demand solutions but may be sold separately. For bundled arrangements, we allocate the transaction price to separate services based on their relative standalone selling prices if a service is separately identifiable from other items in the bundled arrangement and if a client can benefit from it on its own or with other resources readily available to the client.
Other revenues consist of submeter equipment sales that include related installation services, sales of other equipment and on premise software sales. Submeter hardware and installation services are considered to be part of a single performance obligation due to the significance of the integration and interdependency of the installation services with the meter equipment.

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
Contract Balances
Contract assets generally consist of amounts recognized as revenue before they can be invoiced to clients or amounts invoiced to clients prior to the period in which the service is provided where the right to payment is subject to conditions other than just the passage of time. These contract assets are included in “Accounts receivable” in the accompanying Condensed Consolidated Financial Statements and related disclosures. Contract liabilities are comprised of billings or payments received from our clients in advance of performance under the contract. We refer to these contract liabilities as “Deferred revenue” in the accompanying Condensed Consolidated Financial Statements and related disclosures. We recognized $102.9 million of on demand revenue during the nine months ended September 30, 2018, which was included in the line “Deferred revenue” in the accompanying Condensed Consolidated Balance Sheet as of the beginning of the period.
Contract Acquisition Costs
We capitalize certain commissions as incremental costs of obtaining a contract with a client if we expect to recover those costs. The commissions are capitalized and amortized over a period of benefit determined to be three years. As of September 30, 2018, the current and noncurrent balance of capitalized commissions costs recorded in the lines “Other current assets” and “Other assets” in the accompanying Condensed Consolidated Balance Sheet was $5.8 million and $7.5 million, respectively. During the three and nine months ended September 30, 2018, we amortized commission costs totaling $1.3 million and $3.0 million, respectively. No impairment loss was recognized in relation to these capitalized costs.
Remaining Performance Obligations
Certain clients commit to purchase our solutions for terms ranging from two to seven years. We expect to recognize approximately $385.6 million of revenue in the future related to performance obligations for on demand contracts with an original duration greater than one year that were unsatisfied or partially unsatisfied as of September 30, 2018. Our estimate does not include amounts related to:

•	professional and usage-based services that are billed and recognized based on services performed in a certain period;

•	amounts attributable to unexercised contract renewals that represent a material right; or

•	amounts attributable to unexercised client options to purchase services that do not represent a material right.
We expect to recognize revenue on approximately 67.0% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter. Revenue from remaining performance obligations for professional service contracts as of September 30, 2018 was immaterial.

Impact on Consolidated Financial Statements
The following tables summarize the effects of the adoption of ASU 2014-09 on selected unaudited line items within our Condensed Consolidated Statements of Operations and Balance Sheet:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of Change on Net Income Higher/(Lower)	As reported	Balances without adoption of ASU 2014-09	Effect of Change on Net Income Higher/(Lower)
	(in thousands)
Revenue
On demand	$215,413	$215,912	$(499)	$615,658	$616,788	$(1,130)
Professional and other	9,540	8,644	896	26,848	24,739	2,109
Total revenue	$224,953	$224,556	$397	$642,506	$641,527	$979
Operating expenses
Sales and marketing	$43,179	$45,213	$2,034	$121,523	$127,714	$6,191

Net income before income taxes	$9,756	$7,325	$2,431	$28,646	$21,476	$7,170
Income tax expense (benefit)	683	(216)	(899)	193	(2,459)	(2,652)
Net income	$9,073	$7,541	$1,532	$28,453	$23,935	$4,518

	Balances at September 30, 2018 - as reported	Balances at September 30, 2018 without adoption of ASU 2014-09	Effect of Change Higher/(Lower)
	(in thousands)
Assets
Accounts receivable, less allowance for doubtful accounts	$114,441	$121,816	$(7,375)
Other current assets	$17,834	$11,997	$5,837
Other assets	$18,992	$11,446	$7,546
Liabilities
Current portion of deferred revenue	$110,507	$114,779	$(4,272)
Deferred revenue	$5,079	$5,079	$—
The adoption of ASU 2014-09 had no net effect on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018.

5. Property, Equipment, and Software
Property, equipment, and software consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Leasehold improvements	$61,879	$59,179
Data processing and communications equipment	66,528	83,922
Furniture, fixtures, and other equipment	33,532	28,752
Software	125,616	107,924
Property, equipment, and software, gross	287,555	279,777
Less: Accumulated depreciation and amortization	(136,342)	(131,349)
Property, equipment, and software, net	$151,213	$148,428
Depreciation and amortization expense for property, equipment, and purchased software was $6.9 million for both of the three month periods ended September 30, 2018 and 2017, and $21.3 million and $20.4 million for the nine months ended September 30, 2018 and 2017, respectively.
The carrying amount of capitalized software development costs was $89.0 million and $73.4 million at September 30, 2018 and December 31, 2017, respectively. Total accumulated amortization related to these assets was $36.5 million and $27.8 million at September 30, 2018 and December 31, 2017, respectively. Amortization expense related to capitalized software development costs totaled $3.2 million and $2.2 million for the three months ended, and $8.7 million and $5.7 million for the nine months ended September 30, 2018 and 2017, respectively.
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the nine months ended September 30, 2018 were as follows, in thousands:

Balance as of December 31, 2017	$751,052
Goodwill acquired	260,632
Measurement period adjustments	(2,222)
Balance as of September 30, 2018	$1,009,462
Identified intangible assets consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$203,686	$(94,230)	$109,456	$164,640	$(76,577)	$88,063
Client relationships	255,728	(99,405)	156,323	213,728	(78,390)	135,338
Vendor relationships	5,650	(5,650)	—	5,650	(5,650)	—
Trade names	21,536	(9,042)	12,494	17,556	(4,325)	13,231
Non-compete agreements	4,173	(1,198)	2,975	4,173	(605)	3,568
Total finite-lived intangible assets	490,773	(209,525)	281,248	405,747	(165,547)	240,200
Indefinite-lived intangible assets:
Trade names	12,134	—	12,134	12,137	—	12,137
Total intangible assets	$502,907	$(209,525)	$293,382	$417,884	$(165,547)	$252,337
Amortization expense related to finite-lived intangible assets was $15.5 million and $7.1 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense related to finite-lived intangible assets was $44.0 million and $19.7 million, respectively.

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
Consolidated Net Leverage Ratio: The Consolidated Net Leverage Ratio (“Net Leverage Ratio”) is the ratio of consolidated funded indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, as defined in the Credit Facility. As modified by the Seventh Amendment, this ratio generally may not exceed 5.00 to 1.00. The Net Leverage Ratio may increase, at our option, to 5.50 to 1.00 following an acquisition having aggregate consideration greater than $150.0 million and occurring within a specified time period following the Seventh Amendment Effective Date, defined below. The option to increase this ratio may be elected no more than one time during any consecutive 24 month period over the term of the Credit Facility, and lasts for four consecutive fiscal quarters. As of September 30, 2018, we had not exercised our option to increase the Net Leverage Ratio.
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

Consolidated Senior Secured Net Leverage Ratio: The Consolidated Senior Secured Net Leverage Ratio (“Senior Leverage Ratio”) is the ratio of consolidated senior secured indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA and, as modified by the Seventh Amendment, may not exceed 3.75 to 1.00. At our option, this ratio may be increased to 4.25 to 1.00 for four consecutive fiscal quarters following the completion of an acquisition having aggregate consideration greater than $150.0 million and occurring within a specified time period following the Seventh Amendment Effective Date, defined below. We are not permitted to exercise this option more than one time during any consecutive 24 month period. As of September 30, 2018, we had not exercised our option to increase the Senior Leverage Ratio.
As of September 30, 2018, we were in compliance with the covenants under our Credit Facility.
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
As of September 30, 2018, we had $350.0 million of available credit under our Revolving Facility. Principal outstanding for the Revolving Facility was $50.0 million at December 31, 2017. No principal remained outstanding for the Revolving Facility at September 30, 2018. We incur commitment fees on the unused portion of the Revolving Facility.
Principal outstanding, and unamortized debt issuance costs for the Term Loans, were as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Term Loan	Delayed Draw Term Loan	Term Loan	Delayed Draw Term Loan
	(in thousands)
Principal outstanding	$116,524	$192,500	$120,356	$198,750
Unamortized issuance costs	(186)	(659)	(233)	(821)
Unamortized discount	(149)	(393)	(185)	(490)
Carrying value	$116,189	$191,448	$119,938	$197,439
Unamortized debt issuance costs for the Revolving Facility were $1.4 million and $0.6 million at September 30, 2018 and December 31, 2017, respectively, and are included in the line “Other assets” in the Condensed Consolidated Balance Sheets.
Future maturities of principal under the Term Loans are as follows for the years ending December 31, in thousands:

Term Loans
2018	$4,033
2019	16,133
2020	28,232
2021	32,266
2022	228,360
$309,024
Convertible Notes
In May 2017, we issued convertible senior notes with aggregate principal of $345.0 million (including the underwriters’ exercise in full of their over-allotment option of $45.0 million) which mature on November 15, 2022 (“Convertible Notes”). The Convertible Notes were issued under an indenture dated May 23, 2017 (“Indenture”), by and between the Company and Wells Fargo Bank, N.A., as Trustee. We received net proceeds from the offering of approximately $304.2 million after adjusting for debt issuance costs, including the underwriting discount, the net cash used to purchase the Note Hedges and the proceeds from the issuance of the Warrants which are discussed below.
The Convertible Notes accrue interest at a rate of 1.50%, payable semi-annually on May 15 and November 15 of each year beginning on November 15, 2017. On or after May 15, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at their option. The Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. Based on our closing stock price of $65.90 on September 30, 2018, the if-converted value exceeded the aggregate principal amount of the Convertible Notes by $197.0 million. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the Convertible Notes.
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
We may not redeem the Convertible Notes prior to their maturity date, and no sinking fund is provided for them. If we undergo a fundamental change, as described in the Indenture, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Notes. The fundamental change repurchase price is equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If holders elect to convert their Convertible Notes in connection with a make-whole fundamental change, as described in the Indenture, we will, to the extent provided in the Indenture, increase the conversion rate applicable to the Convertible Notes.
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
During the second and third quarters of 2018, the closing price of our common stock exceeded 130% of the conversion price of the Convertible Notes for more than 20 trading days during the last 30 consecutive trading days of the quarter, thereby satisfying one of the early conversion events. As a result, the Convertible Notes are convertible at any time during the fourth quarter of 2018.

Accordingly, as of September 30, 2018, the carrying amount of the Convertible Notes of $289.9 million was classified as a current liability in the accompanying Condensed Consolidated Balance Sheets. No gain or loss was recognized when the debt became convertible.
The net carrying amount of the Convertible Notes at September 30, 2018 and December 31, 2017, was as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Liability component:
Principal amount	$345,000	$345,000
Unamortized discount	(48,872)	(56,557)
Unamortized debt issuance costs	(6,260)	(7,244)
	$289,868	$281,199

Equity component, net of issuance costs and deferred tax:	$61,390	$61,390
The following table sets forth total interest expense related to the Convertible Notes for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Contractual interest expense	$1,294	$1,265	$3,881	$1,826
Amortization of debt discount	2,599	2,451	7,685	3,503
Amortization of debt issuance costs	333	313	984	447
	$4,226	$4,029	$12,550	$5,776
The effective interest rate of the liability component for the three and nine months ended September 30, 2018 and 2017 was 5.87%.
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
On May 23, 2017, we also sold warrants for the purchase of up to 8.2 million shares of our common stock for aggregate proceeds of $31.5 million (“Warrants”). The Warrants have a strike price of $57.58 per share and are subject to customary anti-dilution provisions. The Warrants will expire in ratable portions on a series of expiration dates commencing on February 15, 2023. The proceeds from the issuance of the Warrants were recorded as an increase to our additional paid-in capital in the accompanying Condensed Consolidated Financial Statements.
The Note Hedges are transactions that are separate from the terms of the Convertible Notes and the Warrants, and holders of the Convertible Notes and the Warrants have no rights with respect to the Note Hedges. The Warrants are similarly separate in both terms and rights from the Note Hedges and the Convertible Notes. As of September 30, 2018, no Note Hedges or Warrants had been exercised.

8. Stock-based Expense
During the three and nine months ended September 30, 2018, we made the following grants of time-based restricted stock:

Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Vesting
62,196	1,040,640	Shares vest ratably over a period of twelve quarters beginning on the first day of the second calendar quarter immediately following the grant date.
—	3,600	Shares fully vested on the first day of the calendar quarter immediately following the grant date.
1,500	35,346	Shares vest ratably over a period of four quarters beginning on the first day of the calendar quarter immediately following the grant date.
During the nine months ended September 30, 2018, we granted 517,364 shares of restricted stock that become eligible to vest based on the achievement of certain market-based conditions, as described below:

Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Condition to Become Eligible to Vest
—	129,341	After the grant date and prior to July 1, 2021, the average closing price per share of our common stock equals or exceeds $60.89 for twenty consecutive trading days.
—	129,341	After the grant date and prior to July 1, 2021, the average closing price per share of our common stock equals or exceeds $66.98 for twenty consecutive trading days.
—	129,341	After the grant date and prior to July 1, 2021, the average closing price per share of our common stock equals or exceeds $73.07 for twenty consecutive trading days.
—	129,341	After the grant date and prior to July 1, 2021, the average closing price per share of our common stock equals or exceeds $85.24 for twenty consecutive trading days.
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
We capitalized stock-based expense for software development costs of $0.4 million and $0.2 million for the three months ended, and $0.9 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.
9. Commitments and Contingencies
Lease Commitments
We lease office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2028 and provide for renewal options. The agreements generally require us to pay for executory costs such as real estate taxes, insurance, and repairs. At September 30, 2018, minimum annual rental commitments under non-cancellable operating leases were as follows for the years ending December 31, in thousands:

2018	$4,259
2019	15,318
2020	12,932
2021	12,031
2022	10,172
Thereafter	47,291
$102,003
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2018 or December 31, 2017.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of September 30, 2018 or December 31, 2017.
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
On February 23, 2015, we received from the Federal Trade Commission (“FTC”) a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the Fair Credit Reporting Act (“FCRA”). We responded to the request and requests for additional information by the FTC. On November 2, 2017, the FTC staff informed us of its belief that there was a basis for claims that could include monetary and injunctive relief against us for failing to follow reasonable procedures to assure maximum possible accuracy of our tenant screening reports. We believe that our business practices did not, and do not, violate the FCRA or any other laws.
In October 2018, we reached a settlement with the FTC resolving all issues raised by the FTC related to this matter. Under the settlement, we paid $3.0 million to the FTC and agreed to continue to comply with the FCRA. The settlement does not require any changes to our current business practices. We previously recognized an accrual of $1.9 million during the three months ended March 31, 2018, and as a result of this settlement, we recognized an additional accrual of $1.1 million during the three months ended September 30, 2018. The accrual is included in the line “Accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet.
At September 30, 2018 and December 31, 2017, we had accrued amounts for estimated settlement losses related to legal matters. The Company does not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
We are involved in other litigation matters, including purported class action lawsuits, not described above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
10. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. Included within diluted net income per share is the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 15,137 and 36,028 for the three months ended, and 193,498 and 245,009 for the nine months ended September 30, 2018 and 2017, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted net income per share, it is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount (the “conversion premium”) in shares of our common stock. Therefore, only the impact of the conversion premium is included in total dilutive weighted average shares outstanding using the treasury stock method. The dilutive effect of the conversion premium for the three and nine month periods ended September 30, 2018 is shown in the table below.

The Warrants sold in connection with the issuance of the Convertible Notes are considered to be dilutive when the average price of our common stock during the period exceeds the Warrants’ strike price of $57.58 per share, as described in Note 7. The effect of the additional shares that may be issued upon exercise of the Warrants is included in total dilutive weighted average shares outstanding using the treasury stock method and is shown in the table below. The Note Hedges purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. Refer to Note 7 for further discussion regarding the Convertible Notes.
We exclude common shares subject to a holdback pursuant to business combinations from the calculation of basic weighted average shares outstanding where the release of such shares is contingent upon an event not solely subject to the passage of time. As of September 30, 2018, there were 196,439 contingently returnable shares related to our acquisitions of ClickPay and BluTrend, which were excluded from the computation of basic net income per share as these shares are subject to sellers’ indemnification obligations and are subject to a holdback. There were no contingently returnable shares as of September 30, 2017. Dilutive common shares outstanding include the weighted average contingently issuable shares discussed above that are subject to a holdback, as well as the weighted average contingently issuable shares to be issued subject to a holdback on the first anniversary dates of the ClickPay and BluTrend acquisitions. These shares are subject to release to the sellers on the first and second anniversary date of the acquisitions which are contingent on the sellers’ indemnification obligations. Refer to Note 3 for further discussion regarding the ClickPay and BluTrend acquisitions.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income	$9,073	$6,834	$28,453	$21,242
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	91,222	79,838	85,874	79,045
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	2,300	2,922	2,305	3,006
Convertible Notes and Warrants	2,725	—	2,059	—
Contingently issuable shares in connection with our acquisitions	343	—	213	—
Weighted average common shares used in computing diluted net income per share	96,590	82,760	90,451	82,051
Net income per share:
Basic	$0.10	$0.09	$0.33	$0.27
Diluted	$0.09	$0.08	$0.31	$0.26
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
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted into law which changed U.S. tax law, including, but not limited to: (1) reducing the U.S. federal corporate income tax rate from 35% to 21% (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries (4) capitalizing U.S. R&D expenses which are amortized over five years and (5) other changes affecting how foreign and domestic earnings are taxed. Due to the complexities involved in accounting for the enactment of the new law, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. At December 31, 2017, we recorded provisional estimates in accordance with SAB 118, including a provisional determination of the impact of the change in corporate tax rates on our deferred tax balances, and a provisional estimate of the amount of transition tax associated with the mandatory deemed repatriation of foreign earnings. We did not make any changes to our provisional estimates during the quarter ended September 30, 2018. We will continue to analyze the impact of the Tax Reform Act as additional guidance is provided by the IRS and state taxing authorities. Additional impacts will be recorded as they are identified during the measurement period provided for in SAB 118.
The Tax Reform Act includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. These provisions of the Tax Reform Act were effective for the Company beginning January 1, 2018. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. At September 30, 2018, we elected to treat GILTI as a period expense. At September 30, 2018, we have included GILTI related to current year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.
Our effective income tax rate was 0.7% and (82.4)% for the nine months ended September 30, 2018 and 2017, respectively. Our effective rate is lower than the statutory rate for the nine months ended September 30, 2018 and 2017, primarily because of excess tax benefits from stock-based compensation of $10.1 million and $14.4 million, respectively, recognized as discrete items, as required by ASU 2016-09.
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
Although we have determined that the majority of the inputs used to value our swap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our swap agreements utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. We have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our swap agreements’ positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our swap agreements. As a result, we determined that our valuation of the swap agreements in its entirety is classified in Level 2 of the fair value hierarchy.
Contingent consideration obligations: The fair value of the contingent consideration obligations include inputs not observable in the market and thus represent a Level 3 measurement. Contingent consideration obligations consist of potential obligations related to our acquisition activity. The amount to be paid under these obligations is contingent upon the achievement of stipulated operational or financial targets by the business subsequent to acquisition. The fair value for certain of our contingent consideration obligations is estimated using a probability weighted discount model which considers the achievement of the conditions upon which the respective contingent obligation is dependent. The probability of achieving the specified conditions is generally assessed by applying a Monte Carlo weighted-average model. Inputs into the valuation model include a discount rate specific to the acquired entity, a measure of the estimated volatility, and the risk free rate of return, which for the period ended December 31, 2017 was 16.3%, 24.0% and 1.6%, respectively. We also estimate the fair value of our contingent obligations based on management’s assessment of the probability of achievement of operational or financial targets. The fair value estimates consider the projected future operating or financial results for the factor upon which the respective contingent obligation is dependent. The fair value estimates are generally sensitive to changes in these projections. We develop the projected future operating results based on an analysis of historical results, market conditions, and the expected impact of anticipated changes in our overall business and/or product strategies.
The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, by the fair value hierarchy levels as described above:

	Fair value at September 30, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,286	$—	$1,286	$—
Liabilities:
Contingent consideration related to the acquisition of:
Axiometrics	—	—	—	—
LeaseLabs	7,000	—	—	7,000
Total liabilities measured at fair value	$7,000	$—	$—	$7,000

	Fair value at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,329	$—	$1,329	$—
Liabilities:
Contingent consideration related to the acquisition of:
AssetEye	247	—	—	247
Axiometrics	167	—	—	167
Total liabilities measured at fair value	$414	$—	$—	$414
There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the nine months ended September 30, 2018.
Changes in the fair value of Level 3 measurements were as follows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Balance at beginning of period	$414	$541
Initial contingent consideration fair value	7,000	812
Settlements through cash payments	(247)	—
Net gain on change in fair value	(167)	(755)
Balance at end of period	$7,000	$598

Gains and losses recognized on the change in fair value of our Level 3 measurements are reflected in the line “General and administrative” in the accompanying Condensed Consolidated Statements of Operations.
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
Revolving Facility: There was no principal outstanding under the Revolving Facility at September 30, 2018. Due to its short-term nature and market-indexed interest rates, we concluded that the carrying value of the Revolving Facility approximated its fair value at December 31, 2017.
Term Loans: The fair value of the Term Loans was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities. We concluded that this fair value measurement should be categorized within Level 2.
Convertible Notes: We estimated the fair value of the Convertible Notes based on quoted market prices as of the last trading day for the nine months ended September 30, 2018; however, the Convertible Notes have only a limited trading volume and as such, this fair value estimate is not necessarily the value at which the Convertible Notes could be retired or transferred. We concluded this measurement should be classified within Level 2.
The fair value and carrying value of the Term Loans and Convertible Notes were as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in thousands)
Term Loans	$298,049	$307,637	$303,806	$317,377
Convertible Notes	$564,241	$289,868	$430,301	$281,199
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
In October 2018, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share purchase program is effective through October 25, 2019. Shares repurchased under the plan will be retired.
There was no repurchase activity during the three and nine months ended September 30, 2018 and 2017.
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
The effective portion of changes in the fair value of the Swap Agreements is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the Swap Agreements is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to the Swap Agreements will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during the next twelve months, an additional $1.2 million will be reclassified to earnings as a decrease to interest expense.
As of September 30, 2018, the Swap Agreements were still outstanding. The table below presents the notional and fair value of the Swap Agreements as well as their classification in the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017:

	Balance Sheet Location	Notional	Fair Value
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Swap agreements as of September 30, 2018	Other assets	$75,000	$1,286
Swap agreements as of December 31, 2017	Other assets	$75,000	$1,329
As of September 30, 2018, we have not posted any collateral related to the Swap Agreements. If we had breached any of the Swap Agreement’s default provisions at September 30, 2018, we could have been required to settle our obligations under the Swap Agreements at their termination value of $1.3 million.
The tables below present the amount of gains and losses related to the effective and ineffective portions of the Swap Agreements and their location in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, in thousands:

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Three months ended September 30, 2018:
Swap agreements, net of tax	$44	Interest expense and other	$170	Interest expense and other	$(10)
Three months ended September 30, 2017:
Swap agreements, net of tax	$29	Interest expense and other	$39	Interest expense and other	$(13)

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Nine months ended September 30, 2018:
Swap agreements, net of tax	$410	Interest expense and other	$413	Interest expense and other	$(40)
Nine months ended September 30, 2017:
Swap agreements, net of tax	$102	Interest expense and other	$30	Interest expense and other	$(41)

15. Investments
Compstak
In August 2016, we acquired a minority interest in Compstak, Inc. (“Compstak”), which is an unrelated company that specializes in the aggregation of commercial lease data. The shares we acquired represent an ownership interest of less than 20%. We evaluated our relationship with Compstak and determined we do not have significant influence over its operations nor is it economically dependent upon us. The carrying value of this investment at both September 30, 2018 and December 31, 2017 was $3.0 million and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
WayBlazer
In January 2018, we paid $2.0 million in cash in return for a convertible promissory note (“Note”) from WayBlazer, Inc. (“WayBlazer”), which was an unrelated company that specialized in an artificial intelligence platform for the travel industry. The Note bears interest at 8% per annum and matures in December 2020. On July 31, 2018, WayBlazer voluntarily filed Chapter 7 bankruptcy and ceased all operations. We have begun foreclosure proceedings and will attempt to recover the value of our investment through our first priority security interest in WayBlazer’s intellectual property. As of September 30, 2018 we are unable to determine the fair value of a recovery, if any, and have therefore determined our investment in WayBlazer to be fully impaired resulting in a non-operating loss of $2.0 million recognized in “Interest expense and other, net” in the accompanying Condensed Consolidated Statements of Operations.
16. Subsequent Events
Rentlytics
On October 15, 2018, we entered into an agreement and plan of merger, by which we acquired all of the outstanding stock of Rentlytics, Inc., a provider of business intelligence and data analytics software and services for the multifamily housing industry. Purchase consideration was comprised of $49.1 million of cash paid at closing, subject to working capital adjustments, and deferred cash obligations of up to $8.0 million. The deferred cash obligations are subject to any indemnification claims and will be released in part on the first anniversary of the closing with the remainder released on the second anniversary of the closing.
Due to the timing of this acquisition, certain disclosures required by ASC 805, including the allocation of the purchase price, have been omitted because the initial accounting for the business combinations was incomplete as of the filing date of this report. Such information will be included in our subsequent Form 10-K.
Federal Trade Commission
In October 2018, we reached a settlement with the FTC for $3.0 million resolving all issues raised by the FTC related to the previously disclosed Civil Investigative Demand. Refer to Note 9, “Commitments and Contingencies” for additional information.
Stock Repurchase Program
In October 2018, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share purchase program is effective through October 25, 2019. Shares repurchased under the plan will be retired.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any anticipated results, performance, or achievements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for fiscal year 2017 previously filed with the SEC on March 1, 2018 and our Quarterly Report on Form 10-Q for the second quarter of 2018 filed on August 6, 2018. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, and vacation rental markets. Since July 2002, we have completed over 40 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of September 30, 2018, we had approximately 6,100 employees.
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
Acquisition Activity
Rentlytics
On October 15, 2018, we entered into an agreement and plan of merger, by which we acquired all of the outstanding stock of Rentlytics, Inc., a provider of business intelligence and data analytics software and services for the multifamily housing industry. Purchase consideration was comprised of $49.1 million of cash paid at closing, subject to working capital adjustments, and deferred cash obligations of up to $8.0 million.
LeaseLabs
In September 2018, we acquired substantially all of the assets of LeaseLabs, Inc. (“LeaseLabs”), a full-stack marketing solutions provider to the multifamily housing industry. LeaseLabs provides online, social media and website marketing services to property management companies. The acquisition of LeaseLabs improves our marketing platform that will allow owners and operators to better direct their advertising and marketing spend, thereby increasing the number of qualified leads, accentuating their brand and reducing overall marketing costs. The purchase consideration consisted of a cash payment of $84.5 million, issuance of common stock of $5.3 million, deferred obligations of up to $16.8 million and contingent consideration of up to $10.0 million based on the collection of acquisition date accounts receivable balances.
BluTrend
In July 2018, we acquired substantially all of the assets of Blu Trend, LLC (“BluTrend”), a provider of utility management services for the multifamily housing industry. The acquired assets will be integrated with our existing resident utility management platform. Purchase consideration was comprised of a cash payment at closing of $8.5 million and deferred obligations of up to $2.0 million.

ClickPay
In April 2018, we acquired substantially all of the outstanding membership units of NovelPay, LLC (“NovelPay”), other than those owned by ClickPay Services, Inc. On the same day, we acquired all of the outstanding stock of ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”). ClickPay provides an electronic payment platform servicing resident units across multiple segments of real estate, which offers integrated payment services to increase operational efficiencies for property owners and managers. The acquisition of ClickPay broadens our presence in the real estate industry, and solidifies the integration of our leasing platform with third-party property management systems.
The purchase price for ClickPay consisted of a cash payment of $138.8 million, net of cash acquired of $7.5 million, the issuance of 870,168 shares of our common stock valued at $48.0 million, a deferred obligation of up to $10.2 million, and a liability of $24.7 million related to put and call option agreements.
Refer to Note 3 of the accompanying Condensed Consolidated Financial Statements for further discussion of these acquisitions.
Other Event
During May 2018 and as disclosed in our Form 10-Q for the quarter ended March 31, 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. The incident resulted in the diversion of approximately $6.0 million, net of recovered funds, intended for disbursement to three clients. We immediately restored all funds to the client accounts. During the quarter ended June 30, 2018, we remediated the security weakness that gave rise to the incident and implemented additional preventive and detective control procedures.
We maintain insurance coverage to limit our losses related to criminal and network security events. As of September 30, 2018, we recognized a receivable of $6.0 million included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet for losses and related expenses arising from this incident that we believe are probable of recovery from our insurance carriers. We have submitted a proof of loss notification to our insurance carriers.
For the three and nine months ended September 30, 2018, we also recognized a charge of $0.1 million and $0.4 million, respectively, which is included in the line “General and administrative” in the accompanying Condensed Consolidated Statement of Operations for losses and related expenses that we do not expect to recover.
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our Condensed Consolidated Financial Statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except dollar per unit data and percentages)
Revenue:
Total revenue	$224,953	$169,058	$642,506	$483,283
On demand revenue	$215,413	$161,578	$615,658	$462,518
On demand revenue as a percentage of total revenue	95.8%	95.6%	95.8%	95.7%

Non-GAAP total revenue	$225,371	$169,756	$643,340	$485,631
Non-GAAP on demand revenue	$215,831	$162,276	$616,492	$464,866
Adjusted EBITDA	$59,094	$39,980	$170,380	$116,502

Ending on demand units	16,073	12,253
Average on demand units	15,802	11,869
On demand annual client value	$886,747	$708,836
Annualized on demand revenue per average on demand unit	$55.17	$57.85

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
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Total revenue	$224,953	$169,058	$642,506	$483,283
Acquisition-related and other deferred revenue adjustments	418	698	834	2,348
Non-GAAP total revenue	$225,371	$169,756	$643,340	$485,631
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
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
On demand revenue	$215,413	$161,578	$615,658	$462,518
Acquisition-related and other deferred revenue adjustments	418	698	834	2,348
Non-GAAP on demand revenue	$215,831	$162,276	$616,492	$464,866
Adjusted EBITDA: We define Adjusted EBITDA as net income, plus (1) acquisition-related and other deferred revenue adjustments, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of product technologies and intangible assets, (4) acquisition-related expense, (5) costs arising from the Hart-Scott-Rodino review process, (6) interest expense, net, (7) income tax expense (benefit), and (8) stock-based expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing our financial and operational performance, comparing this performance to our peers and competitors, and understanding our ability to generate income from ongoing business operations.

The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$9,073	$6,834	$28,453	$21,242
Acquisition-related and other deferred revenue adjustments	418	698	834	2,348
Depreciation, asset impairment, and loss on disposal of assets	9,286	7,331	24,766	20,935
Amortization of product technologies and intangible assets	18,684	9,335	52,691	25,351
Acquisition-related expense	519	485	2,694	3,049
Costs arising from Hart-Scott-Rodino review process	78	5,993	78	8,702
Interest expense, net	6,874	4,813	23,179	8,737
Income tax expense (benefit)	683	(7,273)	193	(9,594)
Stock-based expense	13,479	11,764	37,492	35,732
Adjusted EBITDA	$59,094	$39,980	$170,380	$116,502
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
On demand revenue per average on demand unit (“RPU”): We define RPU as ACV divided by ending on demand units. We monitor this metric to measure our success in increasing the penetration of on demand software solutions utilized by our clients to manage their rental housing units.
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
Amortization of product technologies and intangible assets: These items are amortized over their estimated useful lives and generally cannot be changed or influenced by management after initial capitalization. Accordingly, these items are not considered by us in making operating decisions. We do not believe such charges accurately reflect the performance of our ongoing operations for the period in which such charges are incurred.
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
Costs arising from Hart-Scott-Rodino review process: This item consists of direct costs incurred related to reviews by the United States Federal Trade Commission and Department of Justice of our 2017 acquisitions of LRO and On-Site, and our 2018 acquisition of LeaseLabs under the Hart-Scott-Rodino Antitrust Improvements Act. We believe that these costs are not reflective of our ongoing operations or our normal acquisition activity. We believe exclusion of these costs facilitates a more accurate comparison of our results across periods.
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
Key Components of Our Results of Operations
As described in Note 2 of the accompanying Condensed Consolidated Financial Statements for the quarter ended September 30, 2018, we have changed the presentation of our Condensed Consolidated Statements of Operations to add “Amortization of product technologies” and “Amortization of intangible assets” as separate line items within such statements. Amounts shown as amortization of product technologies were previously included within “Cost of revenue”, and amounts shown as amortization of intangible assets were previously included within the “Sales and marketing” operating expense category. Amounts for prior periods have been reclassified in order to conform to the current period presentation.
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
Cost of Revenue
Cost of revenue consists primarily of personnel costs related to our operations; support services; training and implementation services; expenses related to the operation of our data centers; and fees paid to third-party service providers. Personnel costs include salaries, bonuses, stock-based expense, and employee benefits. Cost of revenue also includes an allocation of facilities costs, overhead costs, and depreciation, which are allocated based on headcount.
Amortization of product technologies
Amortization of product technologies includes amortization of developed product technologies related to strategic acquisitions and amortization of capitalized development costs.
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
Amortization of intangible assets: Amortization of intangible assets consist of amortization of purchased intangible assets, including client relationships; key vendor and supplier relationships; finite-lived trade names; and non-compete agreements, obtained in connection with our acquisitions.
As described in Note 2 of the accompanying Condensed Consolidated Financial Statements, during the three months ended September 30, 2018, we corrected an immaterial classification error related to the amortization of certain intangibles that had caused cost of revenue to be understated and sales and marketing expense to be overstated in previously reported periods by identical amounts. There was no effect on reported revenues, net income, earnings per share, adjusted EBITDA or cash flows. We have corrected the presentation of the amortization expense for all periods presented in this Form 10-Q.

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
Recently Adopted Accounting Standards
We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018 using the modified retrospective method and applied the guidance to contracts not substantially completed as of the date of initial application, or open contracts. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings at the beginning of 2018. Comparative information from prior year periods has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effects of the changes made to our condensed consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
	(in thousands)
Assets
Accounts receivable, less allowance for doubtful accounts	$124,505	$(7,925)	$116,580
Other current assets	$6,622	$2,771	$9,393
Deferred tax assets, net	$44,887	$(780)	$44,107
Other assets	$11,010	$4,459	$15,469
Liabilities
Current portion of deferred revenue	$116,622	$(3,696)	$112,926
Stockholders’ Equity
Accumulated deficit	$(75,046)	$2,221	$(72,825)
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

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2018	2018	2017	2017
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$215,413	95.8%	$161,578	95.6%
Professional and other	9,540	4.2	7,480	4.4
Total revenue	224,953	100.0	169,058	100.0
Cost of revenue(1)	85,540	38.0	65,794	38.9
Amortization of product technologies	8,946	4.0	5,497	3.3
Gross profit	130,467	58.0	97,767	57.8
Operating expenses:
Product development(1)	28,942	12.9	21,885	12.9
Sales and marketing(1)	43,179	19.1	36,802	21.8
General and administrative(1)	30,036	13.4	31,004	18.3
Amortization of intangible assets	9,738	4.3	3,838	2.3
Total operating expenses	111,895	49.7	93,529	55.3
Operating income	18,572	8.3	4,238	2.5
Interest expense and other, net	(8,816)	(4.0)	(4,677)	(2.8)
Income (loss) before income taxes	9,756	4.3	(439)	(0.3)
Income tax expense (benefit)	683	0.3	(7,273)	(4.3)
Net income	$9,073	4.0%	$6,834	4.0%

Net income per share attributable to common stockholders:
Basic	$0.10		$0.09
Diluted	$0.09		$0.08
Weighted average common shares outstanding:
Basic	91,222		79,838
Diluted	96,590		82,760

(1) Includes stock-based expense as follows:
Cost of revenue	$1,146		$1,040
Product development	2,520		2,098
Sales and marketing	4,242		3,847
General and administrative	5,571		4,779

	Nine Months Ended September 30,
	2018	2018	2017	2017
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$615,658	95.8%	$462,518	95.7%
Professional and other	26,848	4.2	20,765	4.3
Total revenue	642,506	100.0	483,283	100.0
Cost of revenue(1)	240,319	37.4	189,000	39.1
Amortization of product technologies	26,368	4.1	14,750	3.1
Gross profit	375,819	58.5	279,533	57.8
Operating expenses:
Product development(1)	88,753	13.8	63,562	13.2
Sales and marketing(1)	121,523	18.9	102,548	21.2
General and administrative(1)	85,570	13.3	82,625	17.1
Amortization of intangible assets	26,323	4.1	10,601	2.2
Total operating expenses	322,169	50.1	259,336	53.7
Operating income	53,650	8.4	20,197	4.1
Interest expense and other, net	(25,004)	(4.0)	(8,549)	(1.7)
Income (loss) before income taxes	28,646	4.4	11,648	2.4
Income tax expense (benefit)	193	—	(9,594)	(2.0)
Net income	$28,453	4.4%	$21,242	4.4%

Net income per share attributable to common stockholders:
Basic	$0.33		$0.27
Diluted	$0.31		$0.26
Weighted average common shares outstanding:
Basic	85,874		79,045
Diluted	90,451		82,051

(1)Includes stock-based expense as follows:
Cost of revenue	$3,149		$2,943
Product development	7,328		6,431
Sales and marketing	12,253		11,241
General and administrative	14,762		15,117

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,
	2018	2017	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$215,413	$161,578	$53,835	33.3%
Professional and other	9,540	7,480	2,060	27.5
Total revenue	$224,953	$169,058	$55,895	33.1

Non-GAAP on demand revenue	$215,831	$162,276	$53,555	33.0

Ending on demand units	16,073	12,253	3,820	31.2
Average on demand units	15,802	11,869	3,933	33.1
On demand annual client value	$886,747	$708,836	$177,911	25.1
Annualized on demand revenue per average on demand unit	$55.17	$57.85	$(2.68)	(4.6)%

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$615,658	$462,518	$153,140	33.1%
Professional and other	26,848	20,765	6,083	29.3
Total revenue	$642,506	$483,283	$159,223	32.9

Non-GAAP on demand revenue	$616,492	$464,866	$151,626	32.6%
The change in total revenue for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was due to the following:
On demand revenue: During the three and nine months ended September 30, 2018, on demand revenue increased $53.8 million and $153.1 million, or 33.3% and 33.1%, respectively, as compared to the same periods in 2017. These increases were attributable to incremental revenue from our recent acquisitions and growth across our platform of solutions, most significantly in resident services. Annualized on demand revenue per average on demand unit as of September 30, 2018 decreased year-over-year by 4.6%, driven by our acquisition of ClickPay which has a lower revenue per unit than the rest of our on demand units. Excluding the impact of the ClickPay acquisition, annualized on demand revenue per average on demand unit increased 8.7% year-over-year as a result of our 2017 acquisitions and the consistent organic growth of our resident services, property management, and asset optimization solutions.
On demand revenue generated by our property management solutions increased year-over-year by $5.1 million, or 12.2%, and $15.2 million, or 12.3%, during the three and nine months ended September 30, 2018, respectively. These increases were primarily driven by the growth of our spend management solutions and adoption of our OneSite property management solutions, combined with a slight benefit from the acquisition of On-Site Manager in the third quarter of 2017.
On demand revenue from our resident services solutions continued to experience significant growth, increasing by $23.6 million and $60.2 million, or 33.4% and 30.7%, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. Resident services increased from strong growth in our payments solutions and renter’s insurance solutions, as well as incremental revenue from our acquisition of ClickPay in the second quarter of 2018. The year-to-date period also benefited from continued growth in our resident utility management solutions, primarily attributable to incremental revenue from our acquisition of AUM in the second quarter of 2017.

On demand revenue from our leasing and marketing solutions for the three and nine months ended September 30, 2018, increased by $12.5 million and $37.6 million, or 42.6% and 43.5%, respectively, as compared to the same periods in 2017. These increases were largely attributable to incremental revenue from our 2017 acquisition of On-Site Manager.
On demand revenue derived from our asset optimization solutions grew $12.6 million, or 64.7%, during the three months ended September 30, 2018, and $40.1 million, or 71.8%, during the nine months ended September 30, 2018, as compared to the same periods in 2017. This growth was attributable to incremental revenue from our acquisition of LRO in the fourth quarter of 2017, as well as organic growth from our data analytics, business intelligence, and revenue management solutions.
Professional and other revenue: Professional and other revenue increased year-over-year by $2.1 million and $6.1 million during the three and nine months ended September 30, 2018, respectively, primarily driven by growth from our sub-meter services and the impact of our adoption of ASC 606.
On demand unit metrics: As of September 30, 2018, one or more of our on demand solutions was utilized in the management of 16.1 million rental property units, representing a year-over-year net increase of 3.8 million units, or 31.2%. This increase was primarily due to our recent acquisitions, which accounted for approximately 18.3% of total ending on demand units, as well as solid organic unit growth. On demand units managed by our clients renewed at an average rate of 97.7% over a trailing twelve-month period ended September 30, 2018.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$81,403	$61,845	$19,558	31.6%	$228,146	$177,202	$50,944	28.7%
Stock-based expense	1,146	1,040	106	10.2	3,149	2,943	206	7.0
Depreciation	2,991	2,909	82	2.8	9,024	8,855	169	1.9
Total cost of revenue	$85,540	$65,794	$19,746	30.0%	$240,319	$189,000	$51,319	27.2%
During the three and nine months ended September 30, 2018, cost of revenue, excluding stock-based expense, and depreciation, increased $19.6 million and $50.9 million, respectively, as compared to the same periods in 2017. Personnel expense increased year-over-year during the three and nine month periods by $7.5 million and $20.3 million, respectively, primarily attributable to new employees from our recent acquisitions and investments to support our ongoing organic growth. Year-over-year increases in direct costs of $8.4 million and $21.0 million during the three and nine-month periods, respectively, were driven by incremental costs from our recent acquisitions and higher transaction volume from our payment processing solutions. Information technology and facilities expense also increased $3.2 million and $8.4 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.
Amortization of Product Technologies

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Amortization of product technologies	$8,946	$5,497	$3,449	62.7%	$26,368	$14,750	$11,618	78.8%
Amortization of product technologies increased $3.4 million and $11.6 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. Higher amortization expense was primarily driven by the addition of finite-lived developed product technologies in connection with our recent acquisitions.
During the three and nine months ended September 30, 2018, our gross margin increased year-over-year from 57.8% to 58.0%, and from 57.8% to 58.5%, respectively. This margin expansion was driven primarily by efficiencies achieved in our core business, partially offset by incremental costs related to our recent acquisitions.

Operating Expenses
Product development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Product development	$25,041	$18,089	$6,952	38.4%	$77,149	$52,342	$24,807	47.4%
Stock-based expense	2,520	2,098	422	20.1	7,328	6,431	897	13.9
Depreciation	1,381	1,698	(317)	(18.7)	4,276	4,789	(513)	(10.7)
Total product development expense	$28,942	$21,885	$7,057	32.2%	$88,753	$63,562	$25,191	39.6%
Product development expense, excluding stock-based expense and depreciation, increased $7.0 million and $24.8 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. Incremental headcount from our recent acquisitions and investments to support our product and innovation initiatives contributed to a year-over-year increase in personnel expense of $4.4 million and $16.3 million in the respective periods. Facilities, platform and technology infrastructure investments, as well as incremental costs from recent acquisitions, resulted in increases of $1.8 million and $6.7 million during the three and nine-month periods, respectively.
Total product development expense as a percentage of total revenue for the third quarter was consistent with that of the prior year at 12.9%. Total product development expense as a percentage of total revenue for the nine months ended September 30, 2017 and 2018 increased from 13.2% to 13.8%, respectively, primarily driven by our platform and infrastructure investments, and incremental costs from our recent acquisitions.
Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$37,867	$32,354	$5,513	17.0%	$105,606	$89,455	$16,151	18.1%
Stock-based expense	4,242	3,847	395	10.3	12,253	11,241	1,012	9.0
Depreciation	1,070	601	469	78.0	3,664	1,852	1,812	97.8
Total sales and marketing expense	$43,179	$36,802	$6,377	17.3%	$121,523	$102,548	$18,975	18.5%
Sales and marketing expense, excluding stock-based expense and depreciation, increased year-over-year by $5.5 million and $16.2 million during the three and nine months ended September 30, 2018, as compared to the same periods in 2017. Personnel expense increased year-over-year by $3.1 million and $9.3 million compared to the respective three and nine-month periods in 2017, driven by investments in our sales force and product marketing team and incremental headcount from our recent acquisitions. These investments were net of lower commission expense due to the adoption of ASC 606. Marketing program costs increased year-over-year during the three and nine months ending September 30, 2018 by $1.2 million and $3.7 million, respectively, reflecting investments to accelerate client demand across our portfolio of solutions.
Total sales and marketing expense as a percentage of total revenue decreased from 21.8% to 19.1% in the three months ended, and from 21.2% to 18.9% for the nine months ended September 30, 2017 and 2018, respectively. The sales and marketing expense as a percentage of revenue declined in the respective periods due to scale built in our sales and marketing engine and lower sales commissions from the adoption of ASC 606.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
General and administrative	$22,962	$24,487	$(1,525)	(6.2)%	$66,445	$62,541	$3,904	6.2%
Stock-based expense	5,571	4,779	792	16.6	14,762	15,117	(355)	(2.3)
Depreciation	1,503	1,738	(235)	(13.5)	4,363	4,967	(604)	(12.2)
Total general and administrative expense	$30,036	$31,004	$(968)	(3.1)%	$85,570	$82,625	$2,945	3.6%
General and administrative expense for the three and nine months ended September 30, 2018, excluding stock-based expense and depreciation, decreased $1.5 million and increased $3.9 million, as compared to the same periods of 2017. These net changes resulted from a combination of factors. Legal and professional fees decreased $5.5 million and $4.7 million for the respective periods, principally related to 2017 costs associated with the Hart-Scott-Rodino review process for the LRO and On-Site acquisitions, partially offset by costs incurred related to our settlement with the Federal Trade Commission (“FTC”) (refer to Note 9 of our Condensed Consolidated Financial Statements for further discussion). IT and facility costs also decreased $1.9 million and $3.1 million, respectively. These reductions were offset by a year-over year increase in personnel expense of $4.5 million and $10.5 million, for the three and nine months ended September 30, 2018, reflecting investments to support our continued growth and incremental headcount from our recent acquisitions.
During the three and nine months ended September 30, 2018, our total general and administrative expense as a percentage of total revenue decreased year-over-year from 18.3% to 13.4%, and from 17.1% to 13.3%, respectively, primarily due to the 2017 costs associated with the Hart-Scott-Rodino review process. Excluding the impact of these costs, general and administrative expense as a percentage of total revenue decreased year-over-year from 14.8% to 13.3% and from 15.3% to 13.3%, respectively, primarily due to scale across our administrative functions.
Amortization of intangible assets

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$9,738	$3,838	$5,900	153.7%	$26,323	$10,601	$15,722	148.3%
Amortization expense of intangible assets increased $5.9 million and $15.7 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. Higher amortization expense was primarily driven by the addition of finite-lived client relationship and trade name assets in connection with our recent acquisitions.

Interest Expense and Other, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Interest expense	$(7,961)	$(5,413)	$(2,548)	47.1%	$(24,733)	$(9,596)	$(15,137)	157.7%
Interest income	1,087	600	487	81.2	1,554	859	695	80.9
Impairment loss on investment	(2,000)	—	(2,000)	100.0	(2,000)	—	(2,000)	—
Other income	58	136	(78)	(57.4)	175	188	(13)	(6.9)
Total interest expense and other, net	$(8,816)	$(4,677)	$(4,139)	88.5%	$(25,004)	$(8,549)	$(16,455)	192.5%
Interest expense and other, net for the three and nine months ended September 30, 2018, increased year-over-year by $4.1 million and $16.5 million, respectively. These increases were primarily due to interest and amortization expense related to our Convertible Notes issued in May 2017, and higher interest expense under our Credit Facility, as a result of additional borrowings in support of our 2017 and 2018 acquisitions. The increase for the three and nine month periods was also attributable to the $2.0 million impairment loss recognized relating to our investment in WayBlazer. Refer to Note 15 of the accompanying Condensed Consolidated Financial Statements for further discussion of this impairment loss.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from recurring operations and by calculating the tax effect of discrete items recognized during the quarter. Our effective income tax rate was 0.7% and (82.4)% for the nine months ended September 30, 2018 and 2017, respectively. Our effective rate is lower than the statutory rate for the nine months ended September 30, 2018 and 2017, primarily because of excess tax benefits from stock-based compensation of $10.1 million and $14.4 million, respectively, recognized as discrete items, as required by ASU 2016-09.
Liquidity and Capital Resources
Our primary sources of liquidity as of September 30, 2018, consisted of $279.9 million of cash and cash equivalents, $350.0 million available under the Revolving Facility, amounts available under the Credit Facility’s Accordion Feature, and $14.3 million of working capital (excluding $279.9 million of cash and cash equivalents, $289.9 million of convertible notes, and $110.5 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, and to service our debt obligations. We expect that working capital requirements, capital expenditures, acquisitions, debt service, and share repurchases will continue to be our principal needs for liquidity over the near term. We made capital expenditures of $37.3 million during the nine months ended September 30, 2018. Due to anticipated expenditures related to our international growth, our recent acquisitions, investments related to those acquisitions, and data content and analytics investments, we expect capital expenditures to be approximately 6% of total revenue during the year ending December 31, 2018. We expect our capital expenditure rate to decrease to 5% of total revenue over the next few years. In addition, we have made several acquisitions in which a portion of the purchase consideration is payable at various times through 2021, with a majority of the deferred cash obligations payable during 2019. We expect to fund these obligations from cash provided by operating activities or funds available under our Credit Facility.
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
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue, convertible notes, and cash and cash equivalents), and our cash flows from operations are sufficient to fund our operations, working capital requirements, and planned capital expenditures; and to service our debt obligations for at least the next twelve months. Our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions, and the continuing market acceptance of our solutions. We expect to enter into acquisitions of complementary businesses, applications, or technologies in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.
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
The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$134,962	$105,883
Net cash used in investing activities	$(269,561)	$(386,126)
Net cash provided by financing activities	$340,078	$293,511
Net Cash Provided by Operating Activities
During the nine months ended September 30, 2018, net cash provided by operating activities consisted of net income of $28.5 million, net non-cash adjustments to net income of $122.3 million, and a net outflow of cash from changes in working capital of $15.8 million. Non-cash adjustments to net income primarily consisted of depreciation and amortization expense of $74.0 million, stock-based expense of $37.5 million, amortization of debt discount and issuance costs of $9.3 million, and loss on disposal and impairment of other long-lived assets of $3.4 million. These items were partially offset by income tax-related items of $2.7 million.
Changes in working capital during the nine months ended September 30, 2018, included net cash outflows for prepaid expenses and other current assets of $15.8 million, which was primarily attributable to the $6.0 million receivable recognized in connection with the cyber security incident described in Note 1 and purchases of annual software licenses. Net cash outflows also included changes in customer deposits of $6.4 million, primarily attributable to the timing of cash settlements for previously initiated resident transactions related to our payments solutions, and changes in deferred revenue of $5.2 million. These items were partially offset by net cash inflows from changes in accounts receivable of $6.9 million, which is primarily due to timing of client billing and collections.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2018, we used $269.6 million of net cash in investing activities, consisting of $230.5 million to acquire ClickPay, LeaseLabs, and BluTrend; $37.3 million for capital expenditures; and $1.8 million for the purchase of our investment in WayBlazer. Capital expenditures during the period primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2018, the net cash provided by our financing activities primarily consisted of aggregate net proceeds from our common stock offering of $441.8 million, net of underwriting discounts and offering expenses. This was partially offset by payments on our Revolving Facility of $50.0 million, net of proceeds, payments of acquisition-related consideration of $28.1 million, and activity under our stock-based expense plans of $12.1 million, primarily attributable to shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock.

Contractual Obligations, Commitments, and Contingencies
The following table summarizes, as of September 30, 2018, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Convertible Notes (1)	$366,347	$1,294	$10,350	$354,703	$—
Term Loans (2)	352,610	7,093	71,102	274,415	—
Operating lease obligations	102,003	4,259	28,250	22,203	47,291
Acquisition-related liabilities (3)	38,125	7,069	30,056	1,000	—
	$859,085	$19,715	$139,758	$652,321	$47,291

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

(3)
Represents obligations in connection with our acquisitions comprised of undiscounted amounts payable for our deferred cash obligations. These amounts exclude deferred stock obligations, contingent consideration of up to $10.0 million with a fair value of $7.0 million, and potential reductions related to the sellers’ indemnification obligations.

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
Convertible Notes
In May 2017, we completed a private offering of Convertible Notes with an aggregate principal amount of $345.0 million. The Convertible Notes accrue interest at an annual rate of 1.50%, which is payable semi-annually on May 15 and November 15 of each year. The Convertible Notes mature on November 15, 2022, and may not be redeemed by us prior to their maturity.
The holders may convert their notes to shares of our common stock, at their option, on or after May 15, 2022, and through the second scheduled trading day preceding the maturity date. Prior to May 15, 2022, holders may only convert their notes under certain circumstances specified in the Indenture. The Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our stated intention to settle the principal balance of the Convertible Notes in cash and any conversion premium obligation in excess of the principal portion in shares of our common stock.
During the second and third quarters of 2018, the closing price of our common stock exceeded 130% of the conversion price of the Convertible Notes for more than 20 trading days during the last 30 consecutive trading days of the quarter, thereby satisfying one of the early conversion events. As a result, the Convertible Notes are convertible at any time during the fourth quarter of 2018. Accordingly, as of September 30, 2018, the carrying amount of the Convertible Notes of $289.9 million was classified as a current liability in the accompanying Condensed Consolidated Balance Sheets.
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
We had cash and cash equivalents of $279.9 million and $69.3 million at September 30, 2018 and December 31, 2017, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $309.0 million and $319.1 million outstanding under our Term Loans at September 30, 2018 and December 31, 2017, respectively. The Term Loans are reflected net of unamortized debt issuance costs of $1.4 million and $1.7 million at September 30, 2018 and December 31, 2017, respectively, in the accompanying Condensed Consolidated Balance Sheets. At our option, amounts borrowed under the Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.25%, or the Base Rate, plus a margin ranging from 0.25% to 1.25%. The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable variable interest rates changed by 50 basis points, our annual interest expense as of September 30, 2018 would change by approximately $1.4 million.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On February 23, 2015, we received from the Federal Trade Commission (“FTC”) a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the Fair Credit Reporting Act (“FCRA”). We responded to the request and requests for additional information by the FTC. On November 2, 2017, the FTC staff informed us of its belief that there was a basis for claims that could include monetary and injunctive relief against us for failing to follow reasonable procedures to assure maximum possible accuracy of our tenant screening reports. We believe that our business practices did not, and do not, violate the FCRA or any other laws.
In October 2018, we reached a settlement with the FTC resolving all issues raised by the FTC related to this matter. Under the settlement, we paid $3.0 million to the FTC and agreed to continue to comply with the FCRA. The settlement does not require any changes to our current business practices.
In addition, we are subject to legal proceedings and claims arising in the ordinary course of business. We are involved in litigation and other legal proceedings and claims, including purported class action lawsuits, that have not been fully resolved. At this time, we believe that any reasonably possible adverse outcome of such matters would not be material either individually or in the aggregate. Our view of these matters may change in the future as litigation and events related thereto unfold.

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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and client base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We continue to experience growth in the number of employees and on demand clients. We had approximately 6,100 employees and over 12,300 on demand clients as of September 30, 2018. In addition, we have grown and expect to continue to grow, including through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
Holders of the Convertible Notes are entitled to convert the Convertible Notes under certain conditions for specified periods at their option prior to the scheduled maturity of the Convertible Notes. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, as of September 30, 2018, we are required under applicable accounting rules to classify all of the outstanding principal of the Convertible Notes as a current rather than long-term liability as a result of the conversion feature of the Convertible Notes being triggered, which has resulted in a material reduction of our net working capital.

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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of Rentlytics, LeaseLabs, BluTrend, ClickPay, LRO, On-Site, PEX, AUM, and Axiometrics. We expect to continue making acquisitions in the future. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue involve numerous risks, including the following:

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
Our Credit Facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum Consolidated Net Leverage Ratio, a maximum Consolidated Senior Secured Net Leverage Ratio, and a minimum Consolidated Interest Coverage Ratio. See additional discussion of these requirements in Note 7 to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2018, we were in compliance with all of the covenants under our Credit Facility.
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
There can be no certainty that the measures we have taken to protect our software platform and service infrastructure, our confidential and proprietary information and the privacy and integrity of our clients’, their current or prospective renters’ and business partners’ data are adequate to prevent or remedy unauthorized access to our system. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Experienced computer programmers seeking to intrude or cause harm, or hackers, have penetrated our service infrastructure in the past and are likely to attempt to do so in the future. Hackers may consist of sophisticated organizations, competitors, governments or individuals who launch targeted attacks to gain unauthorized access to our systems and financial assets. A hacker who is able to penetrate our service infrastructure could misappropriate proprietary or confidential information or financial assets or cause interruptions in our services. For example, during May 2018, as disclosed in our Form 10-Q for the quarter ended March 31, 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. The incident resulted in the diversion of approximately $6.0 million of funds, net of recoveries, intended for disbursement to three clients. Although we believe recovery of virtually all of our losses and related expenses arising from this incident is probable, there can be no assurance of recovery or of the timing of any such recovery.
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
In connection with our electronic payment processing services, we process renter payments and subsequently submit these renter payments to our clients after varying clearing times established by us. These payments are settled through our sponsor banks, and in the case of EFT, our Originating Depository Financial Institutions, or ODFIs. The renter payments that we process for our clients at our sponsor banks are identified in our Condensed Consolidated Balance Sheets as restricted cash and the corresponding liability for these renter payments is identified as client deposits. Our electronic payment processing business and related maintenance of custodial accounts subjects us to a number of risks, including, but not limited to:

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
On February 23, 2015, we received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the FCRA. We responded to the request and requests for additional information by the FTC. On November 2, 2017, the FTC staff informed us of its belief that there was a basis for claims that could include monetary and injunctive relief against us for failing to follow reasonable procedures to assure maximum possible accuracy of our tenant screening reports. We believe that our business practices did not, and do not, violate the FCRA or any other laws.
In October 2018, we reached a settlement with the FTC resolving all issues raised by the FTC related to this matter. Under the settlement, we paid $3.0 million to the FTC and agreed to continue to comply with the FCRA. The settlement does not require any changes to our current business practices.
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
On February 23, 2015, we received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the FCRA. We responded to the request and requests for additional information by the FTC. On November 2, 2017, the FTC staff informed us of its belief that there was a basis for claims that could include monetary and injunctive relief against us for failing to follow reasonable procedures to assure maximum possible accuracy of our tenant screening reports. We believe that our business practices did not, and do not, violate the FCRA or any other laws.
In October 2018, we reached a settlement with the FTC resolving all issues raised by the FTC related to this matter. Under the settlement, we paid $3.0 million to the FTC and agreed to continue to comply with the FCRA. The settlement does not require any changes to our current business practices.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 18.2% of our common stock as of September 30, 2018. Of such amount, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 16.6% of our common stock as of September 30, 2018. Beneficial ownership is determined in accordance with the rules of the SEC. The number of shares of common stock deemed outstanding includes all shares of restricted stock and those shares issuable upon exercise of options that may be exercised within 60 days after September 30, 2018. The significant concentrations of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
The trading price of our common stock may be volatile.
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
In the future, we may sell additional shares of our common stock to raise capital. On June 5, 2018, we amended our certificate of incorporation to increase the number of authorized shares of common stock by 125,000,000 shares, bringing the total authorized shares of common stock to 250,000,000. In addition, on May 29, 2018, we consummated an underwritten public offering of 8.05 million shares of our common stock, with total gross proceeds raised of $458.9 million. Further, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sales of Equity Securities
In July 2018, in connection with our acquisition of BluTrend, we issued 8,959 shares of common stock valued at $0.5 million. These shares are subject to a holdback for indemnification claims as well as continued employment of certain BluTrend employees, and will be released on the first anniversary date.
In September 2018, in connection with our acquisition of LeaseLabs, we issued 86,745 shares of common stock valued at $5.3 million.
The shares of our common stock issued in consideration for these acquisitions were issued to accredited investors in private placements exempt from registration under Regulation D under the Securities Act of 1933, as amended.
(c) Purchases of Equity Securities
There was no share repurchase activity during the three months ended September 30, 2018. Our previously authorized share repurchase program expired on May 4, 2018.
In October 2018, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share purchase program is effective through October 25, 2019. Shares repurchased under the plan will be retired.
Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2018

RealPage, Inc.

By:	/s/ W. Bryan Hill
W. Bryan Hill
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Included
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/6/2018	3.1
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X

* Furnished herewith.