Form 10-K
period 2018-12-31
REALPAGE INC
filed 2019-02-27
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________
FORM 10-K
  ___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2018, the aggregate market value of its shares held by non-affiliates on that date was approximately $4,177,183,676. On February 15, 2019, 93,590,150 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this Annual Report on Form 10-K are based on our management’s beliefs and assumptions and on information currently available to our management. Statements preceded by, followed by, or that otherwise include the words “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will” or “would” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this document in greater detail under the heading “Risk Factors.” We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors” included in this Annual Report on Form 10-K, as well as any other cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K could harm our business.
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
Item 1. Business.
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
We sell our solutions through our direct sales organization. Our total revenues were approximately $869.5 million, $671.0 million, and $568.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. In the same periods, we had operating income of approximately $66.1 million, $30.0 million, and $31.2 million, respectively, and net income of approximately $34.7 million, $0.4 million, and $16.7 million, respectively.
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
The rental real estate market is large and characterized by challenging and location-specific operating requirements, diverse industry participants, significant mobility among renters, and a variety of property types, including single family and a wide range of multifamily property types, including conventional, affordable, privatized military, student, and senior housing. According to the U.S. Census Bureau American Housing Survey for the United States, there were 43.9 million rental real estate units in the United States in 2017. Based on U.S. Census Bureau data and our own estimates, we believe that the overall size of the U.S. rental real estate market, including rent, utilities, and insurance, exceeds $560.0 billion annually. We estimate that the total addressable market for our current data analytics and on demand software solutions is approximately $10.0 billion per year. This estimate assumes that each of the 43.9 million rental units in the United States has the potential to generate annually a range of approximately $180 in revenue per unit for single family units to approximately $350 in revenue per unit for conventional multifamily units. In addition, we estimate that the student and senior markets have the potential to generate annually approximately $460 in revenue per unit, and affordable housing markets will generate annually approximately $150 in revenue per unit. We base this potential revenue assumption on our review of the purchasing patterns of our existing clients with respect to our data analytics and on demand software solutions, the solutions currently utilized by our existing clients, the number of units our clients manage with these solutions, and our current pricing for data analytics and on demand software solutions.
The global vacation rental market is large and generally segmented by the type of property and seasonality. Based on our industry research, we estimate the total global vacation rental market to be approximately $130.0 billion annually. Professional vacation managers, representing roughly 2.0 million units, are responsible for approximately half of the total vacation rental transactions in the market and the other half of the total transactions relate to properties that are individually managed by the property owners. We estimate that the total addressable market for our vacation rental solutions is approximately $1.7 billion per year. This estimate assumes that each of the 2.0 million units managed has the potential to generate annual revenue per unit of $850. We estimate the potential revenue assumptions based on our review of market industry research and realistic solution penetration rates, as well as related trends affecting the vacation rental market, including the analysis of vacancy rates and the average number of nights booked.

The homeowner association (“HOA”) market is estimated to contain over 16.0 million units and we estimate that the total addressable market for our HOA solutions is approximately $1.0 billion per year. This estimate assumes that each of the 16.0 million units managed has the potential to generate annual revenue per unit of $60. We estimate the potential revenue assumptions based on our review of market industry research and realistic solution penetration rates, as well as related trends affecting the HOA market.
We believe there is increasing demand for solutions that bring efficiency and precision to the rental real estate industry, which has historically lacked the tools available to many other investment classes. We leverage our massive pool of lease transaction data to provide our clients with analytical tools and actionable intelligence to inform the prudent allocation of capital. We believe that the use of precision data analytics and price optimization solutions represent a significant opportunity to increase yield from the approximately $3.2 trillion of apartment stock in the U.S., turning over at a rate of approximately $170.0 billion per year.
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
Large and growing apartment real estate ecosystem:  At December 31, 2018, our client base of over 12,200 clients used one or more of our integrated data analytics or on demand software solutions to help manage the operations of approximately 16.2 million rental real estate units. Our solutions automate and streamline many of the recurring transactions and interactions among this large and expanding apartment real estate ecosystem, including prospect inquiries, applications, monthly rent payments, and service requests. As the number of constituents of the apartment real estate ecosystem increases, the volume of lease transaction date in our repository and its value to the constituents of the ecosystem grows.
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
Precision data analytics and price optimization tools based on in-depth lease transaction data:  The combination of our massive pool of lease transaction data, our expertise in apartment marketing dynamics, our data science team that can extract actionable insights, and our forecasting abilities creates a unique competitive advantage. Our statistical-based modeling and forecasting solutions provide our clients with granular, market-specific intelligence which facilitates the optimization of operational yields and returns on investment. We believe the use of precision data analytics and price optimization solutions represents a significant opportunity to increase yields from the approximate $3.2 trillion of apartment stock in the U.S., turning over at a rate of $170.0 billion per year.
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
Deep rental real estate industry expertise:  We have been serving the rental real estate industry exclusively for over 20 years, and the members of our senior management team have extensive experience in the rental real estate industry. We design our solutions based on our extensive expertise, insight into industry trends and developments, and property management best practices that help our clients simplify the challenges of owning and managing rental properties.
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

We offer different versions of our platform for different types of properties in different real estate markets. For example, our platform supports the specific and distinct requirements of:

•	conventional single family properties;

•	conventional multifamily properties;

•	affordable Housing and Urban Development (“HUD”) properties;

•	affordable tax credit properties;

•	rural housing properties;

•	privatized military housing;

•	commercial properties;

•	student housing;

•	senior living;

•	homeowner association properties;

•	short term rentals; and

•	vacation rentals.
Property Management
Our property management solutions are referred to as ERP systems. These solutions manage core property management business processes, including leasing, accounting, budgeting, purchasing, facilities management, document management, and support and advisory services. The solutions include a central database of prospect, applicant, renter, and property information that is accessible in real time by our other solutions. Our property management solutions also interface with most popular general ledger accounting systems through our RealPage Exchange platform. This makes it possible for clients to deploy our solutions using our accounting system or a third-party accounting system. Our property management solution category consists of these primary solutions: OneSite, Propertyware, RealPage Financial Services, Kigo, Spend Management Solutions, SmartSource IT, and EasyLMS.
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
RealPage Financial Services
RealPage Financial Services is an on demand offering of products and services for all back office accounting. The RealPage Financial Suite includes budgeting, property accounting, corporate accounting, job cost, and investment accounting. SmartSource Accounting provides for full outsourcing of back office accounting services.
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
SmartSource IT
SmartSource IT provides outsourced IT management and support services to allow property owners and managers to focus on core competencies and scale operations as portfolios adjust with lower risk and greater flexibility, enhancing end user productivity. SmartSource IT services include end user desktop support for both corporate and property employees, IT purchasing, Office 365 license management, server hosting, and resident technology services. This robust set of IT services reduces IT complexity and lowers the total cost of technology ownership while providing superior security and performance.
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
Leasing and Marketing
Leasing and marketing solutions aim to optimize marketing spend and the leasing process. These solutions manage core leasing and marketing processes, including websites and syndication, paid lead generation, organic lead generation, lead management, automated lead closure, lead analytics, real-time unit availability, automated online apartment leasing, applicant screening, and creative content design. Our leasing and marketing solutions category consists of the following primary solutions: Online Leasing, Contact Center, Websites & Syndication, Intelligent Lease Management, LeaseLabs, Lead2Lease CRM, Resident Screening, and MyNewPlace.
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

Intelligent Lease Management (“ILM”)
Acquired in 2017, ILM is a leading product in the multifamily industry that scores every inbound and outbound interaction with prospective renters to enhance leasing performance. The solution also provides near-real-time metrics to deliver insight into the effectiveness of a community's marketing and advertising sources in attracting qualified prospects.
LeaseLabs
LeaseLabs provides digital marketing services and software. We acquired LeaseLabs, Inc. (“LeaseLabs”) in 2018 to extend our marketing platform by adding marketing analytical services, creative content design, direct marketing through social media channels, reputation management and geo-targeting solutions. LeaseLabs combined with our other solutions provide (i) marketing content, content management, and digital rights management from PropertyPhotos.com, (ii) websites and microsites, and (iii) ILM. This combined offering will be branded as the Go Direct Marketing Suite.
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
MyNewPlace
MyNewPlace is a paid lead generation site that helps renters find rental housing options utilizing functionality that includes enhanced photography, 3D floor plans, SEO-enhanced descriptions, and neighborhood information. Our acquisition of Lease Rent Options in 2017 included the Rent Jungle product, which added additional functionality to our lead generation and leasing solutions.
Resident Services
Our resident services solutions provide a platform to optimize the transactional and social experience of prospects and renters, and enhance a property’s reputation. These solutions facilitate core renter management business processes including utility billing, renter payment processing, service requests, lease renewal, renter’s insurance, and consulting and advisory services. Our resident services solution category primarily consists of the following solutions: Resident Utility Management, Resident Payments, Resident Portal, Contact Center Maintenance, and Renter’s Insurance.
Resident Utility Management
Resident Utility Management is our on demand billing and utility management platform. In 2016, we augmented our utility management solutions with the acquisition of NWP Services Corporation (“NWP”), and we further expanded the service through our acquisition of American Utility Management (“AUM”) in 2017. In 2018, we acquired BluTrend, LLC (“BluTrend”) to expand our utility management platform with automation technology that speeds up invoice processing by extracting invoice data directly from utility companies, thereby eliminating the time to mail invoices. Combining the complementary functionalities of these solutions with our existing platform offers our clients automated convergent billing, utility invoice processing, utility cost management, automated energy recovery, infrastructure services (e.g., accounting, community energy, media, data, and telecom), the ability to benchmark energy consumption and cost, and sub-metering services.
Resident Payments
Payments is our on demand payment-processing platform that enables electronic collection of rent and other payments. Provided through our RealPage Payments subsidiaries with both operator and renter processing options for fee reduction, the platform accommodates the processing of multiple payment types including check, money order, automated clearing house (“ACH”), debit cards, and credit cards. Our acquisition of ClickPay Services, Inc. (“ClickPay”) in 2018 significantly expands our footprint into the HOA owner-occupied segment of real estate, broadens our presence in the New York metropolitan market and solidifies the integration of our front-end leasing platform into third-party property management systems.
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
Renter’s Insurance
Renter’s Insurance is part of our risk mitigation platform to reduce liability and property damage risk. The platform offers liability and content protection renter’s insurance under the consumer-facing brand name “eRenterPlan.” Liability policies protect property owners and managers against financial loss due to renter-caused damage, while content protection provides additional coverage for a renter’s personal belongings in the event of loss. Our DepositIQ product allows residents an option of purchasing an affordable nonrefundable surety bond to guarantee lease obligations.
Asset Optimization
Our asset optimization solutions aim to optimize property financial and operational performance, and provide comprehensive analytics-based decision support for optimum investment performance throughout the phases of real estate investment (e.g., acquisition, operation, renovation, and disposition). These solutions facilitate core asset management, business intelligence, performance benchmarking and investment analysis including real-time yield management, revenue growth forecasting, key variable sensitivity forecasting, internal operating metric benchmarking and external market benchmarking. Our asset optimization solution category consists of these primary solutions: YieldStar Revenue Management, Business Intelligence, and Asset and Investment Management.
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
Business Intelligence
Business intelligence is our on demand business intelligence platform designed to enable property owners and managers to outperform their peers. In 2018, we acquired Rentlytics, Inc. (“Rentlytics”) to expand our business intelligence and performance analytics platform to provide owners and operators with normalized data across multiple third-party systems in order to resolve system incompatibility, data accuracy issues and time-to-analysis delays. Business intelligence functionality includes easy-to-use customized internal reporting at any aggregation level and during any time horizon, simultaneously leveraging operational, financial and marketing data. In addition, the platform includes a robust peer-benchmarking component that leverages a massive repository of lease transaction data for assessing both internal and external market performance metrics, economic tools for revenue forecasting, and key operating variable forecasting.
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
Professional Services
We have developed repeatable, cost-effective consulting and implementation services to assist our clients in taking advantage of our capabilities and solutions. Our consulting and implementation methodology leverages the nature of our on demand software architecture, the industry-specific expertise of our professional services employees, and the design of our platform to simplify and expedite the implementation process. Our consulting and implementation services include project and application management procedures, business process evaluation, business model development and data conversion. Our consulting teams work closely with customers to facilitate the smooth transition and operation of our solutions.
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

On Demand Delivery Infrastructure
Our IT infrastructure operates four redundant 40 GBPS dedicated fiber links connecting data centers containing hundreds of servers and multiple storage area networks. This architecture makes it possible to expand the data center incrementally with little or no disruption as more users or additional applications are added. With approximately 9,500 virtual servers, 700 physical servers and 8.0 petabytes of data storage, we leverage this infrastructure and massive repository of lease transaction data to power our platform of solutions.
Our infrastructure is based on an open architecture that enables end users and third-party applications to access our suite of property management-based software-as-a-service (“SAAS”) hosted applications through our public and private web services, web applications and application program interfaces (“APIs”). Billions of web transactions are processed per business day through our SAAS offering hosted on this expandable and open architecture based interface.
As of December 31, 2018, we employed approximately 330 employees who were responsible for maintaining data security, integrity, availability, performance and business continuity in our cloud computing facilities. We annually obtain a Service Organization Controls audit performed under Statements on Standards for Attestation Engagements No. 18 on a specified set of internal controls. Certain clients conduct separate business continuity audits of their own.
In addition to our production data centers, we manage a separate development and quality assurance testing facility used to control the pre-production testing required before each new release of our on demand software. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution.
RealPage Support
Our clients can access our support professionals by phone, web, chat or email for assistance in resolving issues and general questions about our solutions. We offer two product support options: Standard and Platinum Support. Standard Support includes product support during business hours Monday through Friday. Platinum Support includes the features of Standard Support, with customized engagement that includes a designated senior product support liaison. We also sponsor the RealPage User Group to facilitate communications between us and our community of users. The RealPage User Group is governed by a steering committee of our clients, which consists of two elected positions and subcommittee chairs, each representing a RealPage product center or group of product centers.
Product Development
We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product and quality assurance testing, improving core technology, and strengthening our technological expertise in the rental real estate industry. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution. As of December 31, 2018, our product development group consisted of approximately 610 employees in the United States and 720 employees located primarily in Hyderabad, India; Manila, Philippines; and Cebu City, Philippines. Product development expense totaled $118.5 million, $89.5 million and $73.6 million during the years ended December 31, 2018, 2017, and 2016, respectively.
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
Clients
We are committed to developing long-term client relationships and working closely with our clients to configure our solutions to meet the evolving needs of the rental real estate industry. Our clients include REITs, leading property management companies, fee managers, regionally based owner operators, vacation property owners, and service providers. As of December 31, 2018, we had over 12,200 clients who used one or more of our on demand software solutions to help manage the operations of approximately 16.2 million rental real estate units. Our clients include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2018 by the NMHC, based on number of units managed. For the years ended December 31, 2018, 2017 and 2016, no one client accounted for more than 10% of our revenue. Revenues for our largest client were 5.9%, 6.2%, and 5.7% of total revenues for the years ended December 31, 2018, 2017, and 2016, respectively.
Intellectual Property
We rely on a combination of copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures, and restrictions provide only limited protection. We currently have a limited number of patents and pending patent applications. In the future, we may file additional patent applications, but patents may not be issued with respect to these patent applications, or if patents are issued, they may not provide us with any competitive advantages, may not be issued in a manner that gives us the protection that we seek, and may be successfully challenged by third parties.
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

Employees
As of December 31, 2018, we had approximately 6,200 employees. We believe that our success is attributable in large part to our employees and an experienced management team, many members of which have years of industry experience in building, implementing, marketing, and selling property management solutions critical to business operations. Our future performance depends upon the continued service of our key sales, marketing, technical, and senior management personnel and our continuing ability to attract and retain highly qualified personnel. We believe we have a corporate culture that attracts highly qualified and motivated employees. We consider our current relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement.
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

•
changes in the legal, regulatory or compliance environment related to the rental housing industry or the markets in which we operate, including without limitation changes related to fair credit reporting, payment processing, data protection and privacy, utility billing, insurance, the Internet and e-commerce, licensing, telemarketing, electronic communications, consumer protection, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology Economic and Clinical Health Act (“HITECH”);

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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and client base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We had approximately 6,200 employees and over 12,200 on demand clients as of December 31, 2018. We expect to continue to experience growth, including through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
Holders of the Convertible Notes are entitled to convert the Convertible Notes under certain conditions for specified periods at their option prior to the scheduled maturity of the Convertible Notes. When holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we are required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments, such as the Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, and the trading price of our common stock.
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
Our Credit Facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum Consolidated Net Leverage Ratio, a maximum Consolidated Senior Secured Net Leverage Ratio, and a minimum Consolidated Interest Coverage Ratio. See additional discussion of these requirements in Note 8 to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. As of December 31, 2018, we were in compliance with all of the covenants under our Credit Facility.
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
Ensuring that we have adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. During May 2018 and as disclosed in our Form 10-Q for the quarter ended March 31, 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. As a result, our management determined that the related control deficiencies constituted a material weakness. See Note 1 to our Consolidated Financial Statements herein for additional information regarding this matter. This material weakness was remediated during the quarter ended June 30, 2018. If we fail to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.
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
For more information on recently issued accounting standards, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We generate commission revenue from the insurance policies we sell as a registered insurance agent, and if insurance premiums decline or if the insureds experience greater than expected losses, our revenues could decline and our operating results could be harmed.
Through our wholly owned subsidiaries, we generate commission revenue from offering liability and renter’s insurance. We also sell additional insurance products, including auto and other personal lines insurance, to renters that buy renter's insurance from us. These policies are ultimately underwritten by various insurance carriers. Some of the property owners and managers that participate in our programs opt to require renters to purchase rental insurance policies and agree to grant to us exclusive marketing rights at their properties. If demand for residential rental housing declines, property owners and managers may be forced to reduce their rental rates and to stop requiring the purchase of rental insurance in order to reduce the overall cost of renting. If property owners or managers cease to require renter's insurance, elect to offer policies from competing providers or insurance premiums decline, our revenues from selling insurance policies will be adversely affected.
Additionally, one type of commission paid by insurance carriers to us is contingent commission, which is affected by claims experienced at the properties for which the renters purchase insurance. In the event that the severity or frequency of claims by the insureds increase unexpectedly, the contingent commission we typically earn will be adversely affected. As a result, our quarterly, or annual, operating results could fall below the expectations of analysts or investors, in which event our stock price may decline.

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
The Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017, contains significant changes to the U.S. federal income tax laws, including changes to the corporate tax rate, business-related deductions, and taxation of foreign earnings, among others, that are generally effective for taxable years beginning after December 31, 2017. Throughout calendar year 2018, the U.S. Treasury and certain states issued proposed and final legislation and clarifying guidance with respect to the various provisions of the Tax Reform Act. Additional legislation and guidance may still be issued in the future, which could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant changes to currently computed income tax liabilities for past and current tax periods, and increase our future U.S. tax expense. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Reform Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.

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
Our client agreements provide that we maintain certain service level commitments to our clients relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. For example, our service level agreements generally require that our solutions are available 98% of the time during coverage hours (normally 6:00 a.m. though 10:00 p.m. Central time daily) 365 days per year (other than certain permitted exceptions such as maintenance). If we are unable to meet the stated service level commitments, we may be contractually obligated to provide clients with refunds or credits. Additionally, if we fail to meet our service level commitments a specified number of times within a given time frame or for a specified duration, our clients may terminate their agreements with us or extend the term of their agreements at no additional fee. As a result, a failure to deliver services for a relatively short duration could cause us to issue credits or refunds to a large number of affected clients or result in the loss of clients. In addition, we cannot assure that our clients will accept these credits, refunds, termination or extension rights in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in substantial client dissatisfaction or loss. Because of the loss of future revenues through the issuance of credits or the loss of clients or other potential liabilities, our revenue could be significantly impacted if we cannot meet our service level commitments to our clients.
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
We integrate our software-enabled value-added services with competitive property management software for some of our clients. Our application infrastructure, marketed to our clients as SmartSource IT, is based on an open architecture that enables third-party applications to access and interface with applications hosted in SmartSource IT through our RealPage Exchange platform. Likewise, through this platform our SmartSource IT services are able to access and interface with other third-party applications, including third-party property management systems. We also provide services to assist in the implementation, training, support and hosting with respect to the integration of some of our competitors’ applications with our solutions. We sometimes rely on the cooperation of our competitors to implement solutions for our clients. However, frequently our reliance on the cooperation of our competitors can result in delays in integration. There is no assurance that our competitors, even if contractually obligated to do so, will continue to cooperate with us or will not prospectively alter their obligations to do so. We also occasionally develop interfaces between our software-enabled value-added services and competitor property management software without their cooperation or consent. There is no assurance that our competitors will not alter their applications in ways that inhibit or prevent integration or assert that their intellectual property rights restrict our ability to integrate our solutions with their applications. Moreover, regardless of merit, such interface-related activity may result in costly litigation.
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
We rely on third-party providers in connection with the delivery of our solutions. Such providers include, but are not limited to, computer hardware and software vendors, database and data providers and cloud hosting providers. We utilize equipment, software and services from various third party providers. Our OneSite Accounting service relies on a software-as-a-service, or SaaS, accounting system developed and maintained by a third-party service provider. We host this application in our data centers and provide supplemental development resources to extend this accounting system to meet the unique requirements of the rental housing industry. Our shared cloud portfolio reporting service utilizes software licensed from a third party. We expect to utilize additional service providers as we expand our platform. Although the third-party technologies and services that we currently require are commercially available, such technologies and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these technologies or services could result in delays in the provisioning of our solutions until alternative technology is either developed by us, or, if available, is identified, obtained and integrated, and such delays could harm our business. It also may be time consuming and costly to enter into new relationships. Additionally, any errors or defects in the third-party technologies we utilize or delays or interruptions in the third-party services we rely on could result in errors, failures or disruptions of our services, which also could harm our business.
We depend upon third-party service providers for important payment processing functions. If these third-party service providers do not fulfill their contractual obligations or choose to discontinue their services, our business and operations could be disrupted and our operating results would be harmed.
We rely on several large payment processing service providers to enable us to provide payment processing services to our clients, including electronic funds transfers, or EFT, check services, bank card authorization, data capture, settlement and merchant accounting services and access to various reporting tools. We and our clients also rely on third-party hardware manufacturers to manufacture the check scanning hardware which is utilized to process transactions. Some service providers are competitors who also directly or indirectly sell payment processing services to clients in competition with us. With respect to these service providers, we have significantly less control over the systems and processes than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these service providers. Accordingly, the failure of these organizations and service providers to renew their contracts with us or fulfill their contractual obligations and perform satisfactorily could result in significant disruptions to our operations and adversely affect operating results. In addition, the businesses we have acquired, or may acquire in the future, typically rely on other payment processing service providers. We may encounter difficulty converting payment processing services from these service providers to our payment processing platform. If we are required to find an alternative source for performing these functions, we may have to expend significant money, time and other resources to develop or obtain an alternative, and if developing or obtaining an alternative is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or meet their expectations, with the attendant potential for liability claims, damage to our reputation, and loss of ability to attract or maintain clients.

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
There can be no certainty that the measures we have taken to protect our software platform and service infrastructure, our confidential and proprietary information and the privacy and integrity of our clients’, their current or prospective renters’ and business partners’ data are adequate to prevent or remedy unauthorized access to our system. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Experienced computer programmers seeking to intrude or cause harm, or hackers, have penetrated our service infrastructure in the past and are likely to attempt to do so in the future. Hackers may consist of sophisticated organizations, competitors, governments or individuals who launch targeted attacks to gain unauthorized access to our systems and financial assets. A hacker who is able to penetrate our service infrastructure could misappropriate proprietary or confidential information or financial assets or cause interruptions in our services. For example, during May 2018, as disclosed in our Form 10-Q for the quarter ended March 31, 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. The incident resulted in the diversion of approximately $6.0 million of funds, net of recoveries, intended for disbursement to three clients. Although we continue to vigorously pursue recovery of our losses and related expenses arising from this incident, there can be no assurance of recovery or of the timing of any such recovery.
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

•	continually evolving laws and regulations governing payment processing and money transmission, the application or interpretation of which is not clear in some jurisdictions;

•	incidences of fraud, a security breach or our failure to comply with required external audit standards;

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
In order to maintain flexibility in the growth and expansion of our payments operations, we have obtained money transmitter licenses (or their equivalents) in several states, the District of Columbia and Puerto Rico. Our efforts to maintain these licenses could result in significant management time, effort, and cost, and may still not guarantee compliance given the constant state of change in these regulatory frameworks. Accordingly, costs associated with changes in compliance requirements, regulatory audits, enforcement actions, reputational harm, or other regulatory limits on our ability to grow our payment processing business could adversely affect our financial results.
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
We cannot assure that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights. If we are unable to secure new marks, maintain already existing marks and enforce the rights to use such marks against unauthorized third-party use, our ability to brand, identify and promote our solutions in the marketplace could be impaired, which could harm our business.
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
Following various procedural motions, on June 19, 2017, the court in both the Stokes case and Jenkins case consolidated the cases, for purposes of settlement. On June 30, 2017, the parties signed a Settlement Agreement and Release covering both cases, and the plaintiffs in the consolidated cases filed an uncontested motion for preliminary approval of the class action settlement and the notice to the class. On August 3, 2017, the court issued a written order preliminarily approving the proposed class settlement. Following the final approval hearing on February 6, 2018, the court entered an order granting final approval of the settlement.
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
Litigation, enforcement actions and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover such legal proceedings or claims or the insurer may withhold or dispute coverage of such legal proceedings or claims on various grounds, including by alleging such coverage is beyond the scope of such policies, that we are not in compliance with the terms of such insurance policies or that such policies are not in effect, even after proceeds under such insurance policies have been received by us. We are currently involved in discussions with our insurance carrier regarding coverage for a May 2018 targeted email phishing incident that led to a business email compromise and the diversion of funds totaling approximately $6.0 million, net of recoveries, that were intended for disbursement to three of our clients. The insurance carrier made payment on a portion of our claim in January 2019, and while there can be no assurance of the final outcome, we intend to vigorously pursue repayment of the remaining losses. See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Other Events for additional details. Insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all. A legal proceeding or claim brought against us that is uninsured or under-insured could result in unanticipated costs, thereby harming our operating results.
We could be sued for contract, warranty or product liability claims, and such lawsuits may disrupt our business, divert management’s attention and our financial resources or have an adverse effect on our financial results.
We provide warranties to clients of certain of our solutions and services relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. General errors, defects, inaccuracies or other performance problems in the software applications underlying our solutions or inaccuracies in or loss of the data we provide to our clients could result in financial or other damages to our clients. Additionally, errors associated with any delivery of our services, including utility billing, could result in financial or other damages to our clients. There can be no assurance that any warranty disclaimers, general disclaimers, waivers or limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions, in amounts and under terms that we believe are appropriate. There can be no assurance that this coverage will continue to be available on terms acceptable to us, or at all, or in sufficient amounts to cover one or more claims, or that the insurer will not deny coverage for any future claim or dispute coverage of such legal proceedings or claims even after proceeds under such insurance policies have been received by us. The successful assertion of one or more claims against us that exceeds available insurance coverage, could have a material adverse effect on our business, prospects, financial condition and results of operations.
The rental housing industry, electronic commerce and many of the products and services that we offer, including background screening services, utility billing, affordable housing compliance and audit services, insurance and payments are subject to extensive and evolving governmental regulation. Changes in regulations or our failure to comply with regulations could harm our operating results.
The rental housing industry is subject to extensive and complex federal, state and local laws and regulations. Our services and solutions must work within the extensive and evolving legal and regulatory requirements applicable to us, our clients or our third-party service providers, including, but not limited to, those under the Fair Credit Reporting Act, the Fair Housing Act, the Deceptive Trade Practices Act, the Drivers Privacy Protection Act, the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the United States Tax Reform Act of 1986 (TRA86), which is an IRS law governing tax credits, the Privacy Rules, Safeguards Rule and Consumer Report Information Disposal Rule promulgated by the Federal Trade Commission, or FTC, the FTC’s Telemarketing Sales Rule, the Telephone Consumer Protection Act (TCPA), the CAN-SPAM Act, the Electronic Communications Privacy Act, the regulations of the United States Department of Housing and Urban Development, or HUD, HIPAA/HITECH, rules and regulations of the Consumer Financial Protection Bureau (CFPB), the Americans with Disabilities Act, and complex and divergent state and local laws and regulations related to data privacy and security, credit and consumer reporting, deceptive trade practices, discrimination in housing, telemarketing, electronic communications, call recording, utility billing and energy and gas consumption. These regulations are complex, change frequently and may become more stringent over time. Although we attempt to structure and adapt our solutions and service offerings to comply with these complex and evolving laws and regulations, we may be found to be in violation. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative and other enforcement actions as well as class action lawsuits or demands for client reimbursement. Additionally, many applicable laws and regulations provide for penalties or assessments on a per occurrence basis. Due to the nature of our business, the type of services we provide and the large number of transactions processed by our solutions, our potential liability in an enforcement action or class action lawsuit could be significant. In addition, entities such as HUD, the FTC and the CFPB have the authority to promulgate rules and regulations that may impact us, our clients and our business.
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
We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information or consumer information could affect our and our clients’ ability to use and share data, potentially reducing demand for our on demand software solutions. In October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework, which had been the primary compliance mechanism for establishing data transfers outside of the European Economic Area in accordance with the European Union’s Data Protection Directive 95-46 EC. In July 2016, the U.S. and European Union entered into a new compliance framework, (the “Privacy Shield”), which was intended to replace the U.S.-EU Safe Harbor framework. The Privacy Shield is subject to review by European courts, and this creates some uncertainty regarding compliance with applicable privacy laws and regulations. While alternative compliance options exist, the long-term viability of the overall compliance framework remains in question, which could result in increased regulation, cost of compliance and limitations on data transfers for both our clients and us. In May 2018, the General Data Protection Regulation (“GDPR”) became effective in the European Union, and imposed new requirements and restrictions upon companies that process personal data of EU citizens. In June 2018, the State of California passed the California Consumer Privacy Act (“CCPA”), which creates new requirements and restrictions for processing personal data of California citizens beginning January 1, 2020. If we are unable to meet the requirements of applicable privacy laws and regulations, the Privacy Shield, GDPR or CCPA with respect to our services subject to these provisions, we may incur monetary or other penalties which could harm our business or financial condition.
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
Through our wholly owned subsidiaries, we hold insurance agent licenses from a number of individual state departments of insurance and are subject to state governmental regulation and supervision in connection with the operation of our LeasingDesk insurance business. In addition, we have appointed numerous sub-producing agents to generate insurance business for its eRenterPlan product. These sub-producing agents primarily consist of property owners and managers who market the eRenterPlan to residents. The sub-producing agents are subject to the same state regulation and supervision, and we cannot ensure that these sub-producing agents will not violate these regulations, and thus expose the LeasingDesk business to sanctions by these state departments of insurance for any such violations. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance agents. This state governmental supervision could reduce our profitability or limit the growth of our LeasingDesk insurance business by increasing the costs of regulatory compliance, limiting or restricting the solutions we provide or the methods by which we provide them or subjecting us to the possibility of regulatory actions or proceedings. Our continued ability to maintain these insurance agent licenses in the jurisdictions in which we are licensed depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.
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
We are required to maintain a 50-state general agency insurance license as well as individual insurance licenses for each sales agent involved in the solicitation of insurance products. Both the agency and individual licenses require compliance with state insurance regulations, payment of licensure fees, and continuing education programs. In the event that regulatory compliance requirements are not met, we could be subject to license suspension or revocation, state Department of Insurance audits and regulatory fines. As a result, our ability to engage in the business of insurance could be restricted, and our revenue and financial results will be adversely affected.
Risks Related to Ownership of our Common Stock
The concentration of our capital stock owned by insiders may limit your ability to influence corporate matters.
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 17.9% of our common stock as of December 31, 2018. Of such amount, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 16.4% of our common stock as of December 31, 2018. Beneficial ownership is determined in accordance with the rules of the SEC. The number of shares of common stock deemed outstanding includes all shares of restricted stock and those shares issuable upon exercise of options that may be exercised within 60 days after December 31, 2018. The significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you would receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares. In addition, the terms of our credit facilities currently restrict our ability to pay dividends. See additional discussion under the Dividend Policy heading of Part II, Item 5 of our Annual Report on Form 10-K.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
At December 31, 2018, we leased approximately 457,000 square feet of space for our corporate headquarters in Richardson, Texas under a lease agreement that expires in August 2028. We also have offices in Campbell, California; Costa Mesa, California; Irvine, California; Manhattan Beach, California; Sacramento, California; San Diego, California; Broomfield, Colorado; Tampa, Florida; Alpharetta, Georgia; Duluth, Georgia; Lombard, Illinois; Ann Arbor, Michigan; Bloomington, Minnesota; Hackensack, New Jersey; New York, New York; Mason, Ohio; Greenville, South Carolina; Dallas, Texas; Richardson, Texas; South Burlington, Vermont; Hyderabad, India; Cebu, Philippines; Manila, Philippines; Barcelona, Spain; and London, United Kingdom. We also license data center space and employ the services of cloud service providers at multiple locations in the U.S. and internationally. We believe our current and planned office and data center facilities will be adequate for the foreseeable future.
Item 3. Legal Proceedings.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information and Holders
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RP.” As of February 15, 2019, there were approximately 302 holders of record of our common stock. Restricted shares granted under our stock-based expense plans which have not yet vested are considered to be held by one holder. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, the number of record holders of our shares is not indicative of the total number of stockholders.
Performance Graph
The following graph compares the relative performance of our common stock, the NASDAQ Global Market Index, NASDAQ Composite, and the NASDAQ Computer and Data Processing Index. This graph covers the annual periods ending December 31, 2013 through December 31, 2018. In each case, this graph assumes a $100 investment on the last trading day of the fiscal year ended December 31, 2013 (and reinvestment of all dividends, if any), in each of our common stock, the NASDAQ Global Market Index, NASDAQ Composite, and the NASDAQ Computer and Data Processing Index.

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
RealPage, Inc.	$100.00	$93.93	$96.02	$128.31	$189.48	$206.12
NASDAQ Composite—Total Returns	100.00	114.75	122.74	133.62	173.22	168.30
NASDAQ Global Market Index	100.00	106.01	106.00	101.91	127.16	148.17
NASDAQ Computer and Data Processing Index	100.00	106.92	140.18	152.41	214.71	236.87

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the fourth quarter of 2018 by RealPage, Inc. or any “affiliated purchaser” of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2018 through October 31, 2018	—	$—	—	$100,000,000
November 1, 2018 through November 30, 2018	449,664	46.99	449,664	78,869,061
December 1, 2018 through December 31, 2018	150,000	46.34	150,000	71,917,676
Total	599,664	$46.83	599,664	$71,917,676
(1)    In October 2018, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program is effective through October 25, 2019.

Item 6. Selected Financial Data.
The following selected financial data is derived from our audited Consolidated Financial Statements. Over the last five fiscal years, we have acquired a number of companies as disclosed in Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. The results of our acquired companies have been included in our Consolidated Financial Statements since their respective dates of acquisition and have contributed to the growth in our results of operations. This information should be read in conjunction with our audited Consolidated Financial Statements, the related notes, and the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.
Amounts presented below reflect the correction of an immaterial error related to the misclassification of amortization expense on certain acquired intangible assets. Additionally, the amounts below reflect a change in presentation of our Consolidated Statements of Operations to add “Amortization of product technologies” and “Amortization of intangible assets” as separate line items within such statements. Refer to Note 2 of the accompanying Consolidated Financial Statements for further discussion of these items.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Revenue:
On demand	$833,709	$642,622	$542,531	$450,962	$390,622
Professional and other	35,771	28,341	25,597	17,558	13,929
Total revenue	869,480	670,963	568,128	468,520	404,551
Cost of revenue	328,382	258,135	225,539	184,400	164,159
Amortization of product technologies	35,797	22,163	17,669	14,213	10,712
Gross profit	505,301	390,665	324,920	269,907	229,680
Operating expenses:
Product development	118,525	89,452	73,607	68,799	64,418
Sales and marketing	163,887	140,473	121,707	111,944	99,870
General and administrative	118,208	112,975	85,013	68,814	69,202
Amortization of intangible assets	35,911	17,755	12,599	11,164	11,693
Impairment of intangible assets	2,720	—	750	20,801	—
Total operating expenses	439,251	360,655	293,676	281,522	245,183
Operating income (loss)	66,050	30,010	31,244	(11,615)	(15,503)
Interest expense and other, net	(31,750)	(14,769)	(3,758)	(1,449)	(1,104)
Income (loss) before income taxes	34,300	15,241	27,486	(13,064)	(16,607)
Income tax (benefit) expense	(425)	14,864	10,836	(3,846)	(6,333)
Net income (loss)	$34,725	$377	$16,650	$(9,218)	$(10,274)

Net income (loss) per share attributable to common stockholders:
Basic	$0.40	$0.00	$0.22	$(0.12)	$(0.13)
Diluted	$0.38	$0.00	$0.21	$(0.12)	$(0.13)
Weighted average common shares outstanding:
Basic	87,290	79,433	76,854	76,689	76,991
Diluted	91,531	82,398	77,843	76,689	76,991

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except client and employee data)
Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$228,159	$69,343	$104,886	$30,911	$26,936
Total current assets	$540,753	$308,579	$297,455	$221,943	$186,819
Total assets	$2,097,773	$1,516,293	$788,098	$623,201	$566,294
Total current liabilities	$412,232	$332,907	$250,527	$215,347	$196,709
Total deferred revenue	$125,606	$122,160	$95,891	$91,179	$80,388
Current and long-term debt(2)	$596,572	$648,818	$122,429	$40,292	$20,866
Total liabilities	$1,034,749	$1,014,418	$403,335	$296,749	$237,514
Total stockholders’ equity	$1,063,024	$501,875	$384,763	$326,452	$328,780
Other Financial Data:
Adjusted EBITDA(3)	$231,176	$163,445	$127,210	$92,191	$70,589
Operating cash flow	$244,807	$140,263	$129,449	$95,930	$83,574
Capital expenditures	$50,933	$49,752	$75,241	$33,384	$37,062
Selected Operating Data:
Number of on demand clients at period end	12,266	12,414	11,042	11,998	10,744
Number of on demand units at period end	16,219	13,003	10,989	10,568	9,560
Total number of employees at period end	6,267	5,462	4,410	4,122	3,875

(1)	Excludes restricted cash.

(2)	Includes capital lease obligations.

(3)	A definition of this non-GAAP financial measure and a discussion of our use of it is included in Item 7, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net income (loss)	$34,725	$377	$16,650	$(9,218)	$(10,274)
Acquisition-related and other deferred revenue adjustments	1,890	3,058	(949)	(2,157)	435
Depreciation, asset impairment, and loss on disposal of assets	35,211	27,752	25,813	44,385	19,288
Amortization of product technologies and intangible assets	71,708	39,918	30,268	25,377	22,404
Loss due to cyber incident, net of recoveries	4,952	—	—	—	—
Acquisition-related expense (income)	2,437	5,557	363	(1,841)	1,987
Costs related to the Hart-Scott-Rodino review process	78	11,012	—	—	—
Interest expense, net	29,959	15,072	3,825	1,367	1,117
Income tax (benefit) expense	(425)	14,864	10,836	(3,846)	(6,333)
Litigation-related expense	—	—	—	2	4,915
Headquarters relocation costs	—	—	3,552	—	—
Stock-based expense	50,641	45,835	36,852	38,122	37,050
Adjusted EBITDA	$231,176	$163,445	$127,210	$92,191	$70,589

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The substantial majority of our revenue is derived from sales of our on demand software solutions, representing 95.9%, 95.8%, and 95.5% of our total revenue during 2018, 2017, and 2016, respectively. We also derive revenue from our professional and other services, and a small percentage of our revenue is derived from sales of our on premise software solutions. Our on demand software solutions are sold pursuant to subscription license agreements, and our on premise software solutions are sold pursuant to term or perpetual licenses and associated maintenance agreements. For our insurance-based solutions, we earn revenue based on a commission rate that considers earned premiums, agent commission, incurred losses, and profit retained by our underwriting partner. Our transaction-based solutions are priced based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States. Our revenue has increased from $671.0 million in 2017 to $869.5 million in 2018. The increase in revenue was driven by incremental revenue from our recent acquisitions and growth in the sales of our on demand software solutions.
We believe there is increasing demand for solutions that bring efficiency and precision to the rental real estate industry, which has historically lacked the tools available to many other investment classes. While the use of, and transition to, data analytics and on demand software solutions in the rental real estate industry is growing rapidly, we believe it remains at a relatively early stage of adoption. Additionally, there is a modest level of penetration of our on demand software solutions in our existing client base. These factors present us with significant opportunities to generate revenue through sales of additional data analytics and on demand software solutions.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, homeowner association, short-term rental and vacation rental markets. Since July 2002, we have completed over 40 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of December 31, 2018, we had approximately 6,200 employees.

Recent Developments
Credit Facility
In March 2018, we executed the Seventh Amendment to our 2014 Credit Facility. This amendment allowed for an increase of $150.0 million in available credit under our Revolving Facility, to a total aggregate commitment for revolving loans up to $350.0 million. Among other modifications, the Seventh Amendment provided for an increase in the maximum Net Leverage Ratio and Senior Leverage Ratio to 5.00 to 1.00 and 3.75 to 1.00, respectively. The Seventh Amendment also replenished the Accordion Feature to allow us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our Senior Leverage Ratio to exceed 3.50 to 1.00.
Refer to Note 8 of the accompanying Consolidated Financial Statements for applicable definitions, further discussion of this amendment, and other terms and conditions of the Credit Facility.

Public Offering
On May 29, 2018, we consummated an underwritten public offering of 8.05 million shares of our common stock, which included 1.05 million shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The offering was priced at $57.00 per share for total gross proceeds of $458.9 million. The aggregate net proceeds to us were $441.9 million, after deducting underwriting discounts and offering expenses in the aggregate amount of $16.9 million. The offering was made pursuant to an effective shelf registration statement filed with the SEC on May 21, 2018.
Acquisition Activity
Rentlytics
In October 2018, we entered into an agreement and plan of merger whereby we acquired 100% of the capital stock of Rentlytics, a provider of business intelligence and data analytics software and services to the multi-family housing industry. The acquisition of Rentlytics expands our business intelligence and performance analytics platform. Aggregate purchase consideration for this acquisition was $55.4 million.
LeaseLabs
In September 2018, we acquired substantially all of the assets of LeaseLabs, a full-stack marketing solutions provider to the multifamily housing industry. LeaseLabs provides online, social media and website marketing services to property management companies. The acquisition of LeaseLabs improves our marketing platform and allows owners and operators to better direct their advertising and marketing spend, thereby increasing the number of qualified leads, accentuating their brand and reducing overall marketing costs. Aggregate purchase consideration for LeaseLabs was $112.9 million.
BluTrend
In July 2018, we acquired substantially all of the assets of BluTrend, a provider of utility management services for the multifamily housing industry. The acquired assets will be integrated with our existing resident utility management platform. We acquired BluTrend for aggregate purchase consideration of $8.5 million.
ClickPay
In April 2018, we acquired substantially all of the outstanding membership units of NovelPay, LLC (“NovelPay”), other than those owned by ClickPay Services, Inc. On the same day, we acquired all of the outstanding stock of ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”). ClickPay provides an electronic payment platform servicing resident units across multiple segments of real estate, which offers integrated payment services to increase operational efficiencies for property owners and managers. The acquisition of ClickPay broadens our presence in the real estate industry, and solidifies the integration of our leasing platform with third-party property management systems. Aggregate purchase consideration for this acquisition was $221.1 million.
Refer to Note 3 of the accompanying Consolidated Financial Statements for further discussion of these acquisitions.
Other Event
During May 2018 and as disclosed in our Form 10-Q for the quarter ended March 31, 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. The incident resulted in the diversion of approximately $6.0 million, net of recovered funds, intended for disbursement to three clients. We immediately restored all funds to the client accounts. During the quarter ended June 30, 2018, we remediated the material weakness that gave rise to the incident and implemented additional preventive and detective control procedures.
We maintain insurance coverage to limit our losses related to criminal and network security events. During January 2019, we received approximately $1.0 million from our primary insurance carrier as a partial repayment toward our losses from the business email compromise. We are currently involved in discussions with our insurance carrier regarding coverage of the remaining losses, and intend to vigorously pursue repayment of these losses. Due to the ongoing discussions with our insurance carrier and the uncertainty regarding timing and full collectability of the loss, we recorded an allowance of $5.0 million for the remaining amount of the loss, which is included in the line “General and administrative” in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2018, total charges from the phishing incident included in our Consolidated Statements of Operations were $5.4 million for losses and related expenses that are not probable of recovery.

Key Business Metrics
In addition to financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$869,480	$670,963	$568,128
On demand revenue	$833,709	$642,622	$542,531
On demand revenue as a percentage of total revenue	95.9%	95.8%	95.5%

Non-GAAP total revenue	$871,370	$674,021	$567,179
Non-GAAP on demand revenue	$835,599	$645,680	$541,582
Adjusted EBITDA	$231,176	$163,445	$127,210

Ending on demand units	16,219	13,003	10,989
Average on demand units	14,847	11,711	11,042
On demand annual client value	$876,637	$751,183	$556,813
On demand revenue per ending on demand unit	$54.05	$57.77	$50.67
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
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Total revenue	$869,480	$670,963	$568,128
Acquisition-related and other deferred revenue adjustments	1,890	3,058	(949)
Non-GAAP total revenue	$871,370	$674,021	$567,179
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

The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
On demand revenue	$833,709	$642,622	$542,531
Acquisition-related and other deferred revenue adjustments	1,890	3,058	(949)
Non-GAAP on demand revenue	$835,599	$645,680	$541,582
Adjusted EBITDA: We define Adjusted EBITDA as net income, plus (1) acquisition-related and other deferred revenue adjustments, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of product technologies and intangible assets, (4) loss due to cyber incident, net of recoveries, (5) acquisition-related expense, (6) costs arising from the Hart-Scott-Rodino review process for our acquisitions, (7) interest expense, net, (8) income tax (benefit) expense, (9) headquarters relocation costs, and (10) stock-based expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing our financial and operational performance, comparing this performance to our peers and competitors, and understanding our ability to generate income from ongoing business operations.
The following provides a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$34,725	$377	$16,650
Acquisition-related and other deferred revenue adjustments	1,890	3,058	(949)
Depreciation, asset impairment, and loss on disposal of assets	35,211	27,752	25,813
Amortization of product technologies and intangible assets	71,708	39,918	30,268
Loss due to cyber incident, net of recoveries	4,952	—	—
Acquisition-related expense	2,437	5,557	363
Costs related to the Hart-Scott-Rodino review process	78	11,012	—
Interest expense, net	29,959	15,072	3,825
Income tax (benefit) expense	(425)	14,864	10,836
Headquarters relocation costs	—	—	3,552
Stock-based expense	50,641	45,835	36,852
Adjusted EBITDA	$231,176	$163,445	$127,210
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
On demand revenue per ending on demand unit (“RPU”): We define RPU as ACV divided by ending on demand units. We monitor this metric to measure our success in increasing the penetration of on demand software solutions utilized by our clients to manage their rental housing units.

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
Asset impairment and loss on disposal of assets: These items comprise gains and/or losses on the disposal and impairment of long-lived assets, and impairment of indefinite-lived intangible assets, which are not reflective of our ongoing operations. We believe exclusion of these items facilitates a more accurate comparison of our results of operations between periods.
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
Loss due to cyber incident, net of recoveries - This item relates to losses, net of recoveries, arising from the May 2018 incident in which we were the subject of a targeted email phishing campaign. We believe this loss is not reflective of our ongoing operations and that exclusion of this item facilitates a more accurate comparison of our results of operations between periods.
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

Key Components of Our Results of Operations
As described in Note 2 of the accompanying Consolidated Financial Statements for the year ended December 31, 2018, we have changed the presentation of our Consolidated Statements of Operations to add “Amortization of product technologies” and “Amortization of intangible assets” as separate line items within such statements. Amounts shown as amortization of product technologies were previously included within “Cost of revenue”, and amounts shown as amortization of intangible assets were previously included within the “Sales and marketing” operating expense category. Amounts for prior periods have been reclassified in order to conform to the current period presentation.
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
Operating Expenses
We classify our operating expenses into three primary categories: product development, sales and marketing, and general and administrative. Our operating expenses primarily consist of personnel costs; costs for third-party contracted development; marketing; legal; accounting and consulting services; and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based expense, and employee benefits for employees in that category. Our operating expenses also include an allocation of our facilities costs; overhead costs and depreciation based on headcount for that category.
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
Interest Expense and Other, Net
Interest expense, net, consists primarily of interest income, interest expense, and impairments on investments. Interest income represents earnings from our cash and cash equivalents. Interest expense is associated with amounts borrowed under the Credit Facility, Convertible Notes, capital lease obligations, and certain acquisition-related liabilities, and includes expense from the amortization of related discounts and debt issuance costs. We participate in interest rate swap agreements, the purpose of which is to eliminate variability in interest rate payments on a portion of the Term Loans. For that portion, the swap agreements replace the Term Loan’s variable rate with a fixed rate.

Critical Accounting Policies and Estimates
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
While our significant accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments, assumptions and estimates.
Revenue Recognition
Revenues are derived from: on demand software solutions, and professional services and other goods and services. We recognize revenue as we satisfy one or more service obligations under the terms of a contract, generally as control of goods and services are transferred to our clients. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We include estimates of variable consideration in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur.
On Demand Revenue
Our on demand revenue consists of license and subscription fees, transaction fees related to certain of our software-enabled value-added services, and commissions derived from our selling certain risk mitigation services.
We generally recognize revenue from subscription fees on a straight-line basis over the access period beginning on the date that we make our service available to the client. Our subscription agreements generally are non-cancellable, have an initial term of one year or longer and are billed either monthly, quarterly or annually in advance. Non-refundable upfront fees billed at the initial order date that are not associated with an upfront service obligation are recognized as revenue on a straight-line basis over the period in which the client is expected to benefit, which we consider to be three years.
We recognize revenue from transaction fees in the month the related services are performed based on the amount we have the right to invoice.
We offer risk mitigation services to our clients by acting as an insurance agent and derive commission revenue from the sale of insurance products to our clients’ residents. The commissions are based upon a percentage of the premium that the insurance company charges to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. Our contract with our underwriting partner provides for contingent commissions to be paid to us in accordance with the agreement. Our estimate of contingent commission revenue considers the variable factors identified in the terms of the applicable agreement. We recognize commissions related to these services as earned ratably over the policy term and insurance commission receivable in “Accounts receivable, less allowances.”
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
Other revenues consist primarily of submeter equipment sales that include related installation services. Such sales are considered bundled, and revenue from these bundled sales is recognized in proportion to the number of installed units completed to date as compared to the total contracted number of units to be provided and installed. For all other equipment sales, we generally recognize revenue when control of the hardware has transferred to our client.
Revenue recognized for on premise software sales generally consists of annual maintenance renewals on existing term or perpetual license, which is recognized ratably over the service period.
Contract with Multiple Performance Obligations
The majority of the contracts we enter into with clients, including multiple contracts entered into at or near the same time with the same client, require us to provide one or more on demand software solutions, professional services and may include equipment. For these contracts, we account for individual performance obligations separately: i) if they are distinct or ii) if the promised obligation represents a series of distinct services that are substantially the same and have the same pattern of transfer to the client. Once we determine the performance obligations, we determine the transaction price, which includes estimating the amount of variable consideration, if any, to be included in the transaction price. For contracts with multiple performance obligations, we allocate the transaction price to the separate performance obligations on a relative standalone selling price basis. The standalone selling prices of our service are estimated using a market assessment approach based on our overall pricing objectives taking into consideration market conditions and other factors including the number off solutions sold, client demographics and the number and types of users with our contracts.
Sales, value add, and other taxes we collect from clients and remit to governmental authorities are excluded from revenues.
Deferred Commissions
We capitalize certain commissions as incremental costs of obtaining a contract with a client if we expect to recover those costs. The commissions are capitalized and amortized over a period of benefit determined to be three years. Deferred commissions were capitalized for open contracts at the adoption date of the new revenue standard and were capitalized for new contracts in 2018. As a result, there will be a net benefit to “Operating income” in our Consolidated Statements of Operations during 2018 as capitalization of costs exceed amortization. As capitalized costs amortize into expense over time, the accretive benefit in 2018 is expected to moderate in 2019 and normalize in 2020.
As of December 31, 2018, the current and noncurrent balance of capitalized commissions costs recorded in the lines “Other current assets” and “Other assets” in the accompanying Consolidated Balance Sheets was $6.7 million and $7.8 million, respectively. During the year ended December 31, 2018, we amortized commission costs totaling $5.4 million which are included in “Sales and marketing” expense in the accompanying Consolidated Statements of Operations. No impairment loss was recognized in relation to these capitalized costs.
Stock-Based Expense
We recognize compensation expense related to awards of stock options and restricted stock granted to employees, non-employee directors, and other service providers based on the estimated fair value of the awards on the date of grant. We recognize expense for stock options and restricted stock awards on a straight-line basis over the requisite service period of the awards. For market-based awards, expense is recognized over the requisite service period using the graded-vesting attribution method. Compensation expense is reduced for forfeitures once they occur.
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
Income Taxes
Income taxes are recorded based on the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize the effect of tax rate changes on current and accumulated deferred income taxes in the period in which the rate change was enacted.
Valuation allowances are provided when it is more likely than not that all or a portion of the deferred tax asset will not be realized. The factors used to assess the need for a valuation allowance include historical earnings, our latest forecast of taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies, if any. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
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
Business Combinations
We allocate the fair value of the purchase consideration of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the estimated useful lives. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur in future periods which may affect the realizability of these estimated asset values.
Additionally, at times we provide for the payment of additional purchase consideration to the extent certain targets are achieved in the future. The fair value of this contingent consideration is based on significant estimates and is initially recorded as part of the fair value of the purchase consideration. Changes to the fair value are reflected in the Consolidated Statements of Operations.
Goodwill and Indefinite-Lived Intangible Assets
We have recorded goodwill and indefinite-lived intangible assets in conjunction with our business acquisitions. We test goodwill and indefinite-lived intangible assets for impairment separately on an annual basis in the fourth quarter of each year, or more frequently if circumstances indicate that the assets may not be recoverable.
We evaluate impairment of goodwill either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a quantitative assessment. If we choose to perform a qualitative assessment and after considering the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would perform a quantitative fair value test. To calculate any potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. For purposes of goodwill impairment testing, we have one reporting unit.
We quantitatively evaluate indefinite-lived intangible assets by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach. Assets with indefinite lives that have been determined to be inseparable due to their interchangeable use are grouped into single units of accounting for purposes of testing for impairment. If the carrying amount of an identified intangible asset with an indefinite life exceeds its fair value, we recognize an impairment loss equal to the excess of carrying value over fair value.
Internally Developed Software
We capitalize certain development costs incurred in connection with software development for our solutions to be marketed to external users. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the technological feasibility stage, internal and external costs including costs of materials, services, and payroll and payroll-related costs for employees, are capitalized, if direct and incremental, until the software is available for general release to customers. Minor upgrades and enhancements are also expensed as incurred. Costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality are capitalized.
Costs incurred to develop software intended solely for our internal use, such as internal administration and finance and accounting systems, are capitalized during the application development stage.
Capitalized costs are recorded as part of property, equipment, and software. Internally developed software is amortized on a straight-line basis over its estimated useful life, generally five years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for discussion about new accounting pronouncements adopted and those pending.

Results of Operations
The following tables set forth our results of operations for the specified periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Amounts presented below reflect the correction of an immaterial error related to the misclassification of amortization expense on certain acquired intangible assets. Additionally, the amounts below reflect a change in presentation of our Consolidated Statements of Operations to add “Amortization of product technologies” and “Amortization of intangible assets” as separate line items within such statements. Refer to Note 2 of the accompanying Consolidated Financial Statements for further discussion of these items.
Consolidated Statements of Operations Data

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue:
On demand	$833,709	$642,622	$542,531
Professional and other	35,771	28,341	25,597
Total revenue	869,480	670,963	568,128
Cost of revenue (1)	328,382	258,135	225,539
Amortization of product technologies	35,797	22,163	17,669
Gross profit	505,301	390,665	324,920
Operating expenses:
Product development (1)	118,525	89,452	73,607
Sales and marketing (1)	166,607	140,473	122,457
General and administrative (1)	118,208	112,975	85,013
Amortization of intangible assets	35,911	17,755	12,599
Total operating expenses	439,251	360,655	293,676
Operating income	66,050	30,010	31,244
Interest expense and other, net	(31,750)	(14,769)	(3,758)
Income before income taxes	34,300	15,241	27,486
Income tax (benefit) expense	(425)	14,864	10,836
Net income	$34,725	$377	$16,650

(1) Includes stock-based expense as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$4,403	$3,842	$3,310
Product development	9,923	8,423	7,071
Sales and marketing	16,573	14,592	11,364
General and administrative	19,742	18,978	15,107
The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2018	2017	2016
	(as a percentage of total revenue)
Revenue:
On demand	95.9%	95.8%	95.5%
Professional and other	4.1	4.2	4.5
Total revenue	100.0	100.0	100.0
Cost of revenue	37.8	38.5	39.7
Amortization of product technologies	4.1	3.3	3.1
Gross profit	58.1	58.2	57.2
Operating expenses:
Product development	13.6	13.3	13.0
Sales and marketing	19.2	20.9	21.4
General and administrative	13.6	16.8	15.1
Amortization of intangible assets	4.1	2.7	2.2
Total operating expenses	50.5	53.7	51.7
Operating income	7.6	4.5	5.5
Interest expense and other, net	(3.6)	(2.2)	(0.7)
Income before income taxes	4.0	2.3	4.8
Income tax (benefit) expense	—	2.2	1.9
Net income	4.0%	0.1%	2.9%
Comparison of the years ended December 31, 2018 and 2017
Revenue

	Year Ended December 31,
	2018	2017	Change	% Change
	(in thousands, except dollar per average on demand unit data)
Revenue:
On demand	$833,709	$642,622	$191,087	29.7%
Professional and other	35,771	28,341	7,430	26.2
Total revenue	$869,480	$670,963	$198,517	29.6

Non-GAAP on demand revenue	$835,599	$645,680	$189,919	29.4

Ending on demand units	16,219	13,003	3,216	24.7
Average on demand units	14,847	11,711	3,136	26.8
On demand annual client value	$876,637	$751,183	$125,454	16.7
On demand revenue per ending on demand unit	$54.05	$57.77	$(3.72)	(6.4)%

On demand revenue: During the year ended December 31, 2018, on demand revenue increased $191.1 million, or 29.7%, as compared to the same period in 2017. This increase was driven by incremental revenue from our recent acquisitions and growth across our platform of solutions, most significantly in resident services. On demand revenue per ending on demand unit decreased from $57.77 to $54.05 during the year ended December 31, 2018, driven by our acquisition of ClickPay which has a lower revenue per unit than the rest of our on demand units. Excluding the impact of the ClickPay acquisition, on demand revenue per ending on demand unit increased 5.5% year-over-year as a result of our 2017 acquisitions and the consistent organic growth of our resident services, property management, and asset optimization solutions.
On demand revenue associated with our property management solutions grew $20.0 million, or 12.0%, during the twelve months ended December 31, 2018, as compared to the same period in 2017. This increase was primarily driven by the growth of our spend management solutions and adoption of our OneSite property management solutions.
On demand revenue from our resident services solutions continued to experience significant growth, increasing by $78.3 million, or 28.8%, year-over-year. This growth was principally driven by our payments solutions and incremental revenue from our recent acquisitions.
On demand revenue from our leasing and marketing solutions increased $42.5 million, or 34.4%, during the year ended December 31, 2018, as compared to the same period in 2017. This increase was largely attributable to incremental revenue from our acquisition of On-Site in the third quarter of 2017 and, to a lesser extent, our 2018 acquisition of LeaseLabs and our 2017 acquisition of LRO.
On demand revenue from our asset optimization solutions increased year-over-year by $50.3 million, or 63.1%, primarily driven by incremental revenue from our acquisition of LRO in the fourth quarter of 2017, as well as organic growth across our asset optimization platform, evidencing market acceptance of data-driven solutions.
Professional and other revenue: Professional and other revenue increased by $7.4 million during the year ended December 31, 2018, due to the growth in our professional services within our asset optimization and property management solutions, an increase in sub-meter installation services, and the impact of our adoption of ASC 606.
On demand unit metrics: As of December 31, 2018, one or more of our on demand solutions was utilized in the management of approximately 16.2 million rental property units. On demand units increased year-over-year by 3.2 million units, or 24.7%. This growth is attributable to our 2018 acquisitions, which accounted for approximately 15.6% of total ending on demand units, new client sales, and marketing efforts to existing clients.
Cost of Revenue

	Year Ended December 31,
	2018	2017	Change	% Change
	(in thousands)
Cost of revenue	$311,907	$242,503	$69,404	28.6%
Stock-based expense	4,403	3,842	561	14.6
Depreciation expense	12,072	11,790	282	2.4
Total cost of revenue	$328,382	$258,135	$70,247	27.2%
During the year ended December 31, 2018, cost of revenue, excluding stock-based expense and depreciation expense, increased $69.4 million, as compared to the same period in 2017. Direct costs increased $29.2 million, primarily driven by incremental costs from our recent acquisitions and higher transaction volume from our payment processing solutions. Personnel expense increased year-over-year by $27.3 million, primarily attributable to new employees from our recent acquisitions and investments to support our ongoing organic growth. Information technology and facilities cost also increased $10.9 million during the year ended December 31, 2018 compared to the prior year, primarily due to incremental costs from our recent acquisitions and investments to support our continued growth.
Amortization of Product Technologies

	Year Ended December 31,
	2018	2017	Change	% Change
	(in thousands)
Amortization of product technologies	$35,797	$22,163	$13,634	61.5%
During the year ended December 31, 2018, amortization of product technologies increased $13.6 million compared to the prior year. Higher amortization expense was driven by the addition of developed product technologies in connection with our recent acquisitions and an increase in amortization of developed software related to investment in innovation and product solutions.

Our gross margin remained essentially flat at 58.1% for the year ended December 31, 2018.
Operating Expenses
Product development

	Year Ended December 31,
	2018	2017	Change	% Change
	(in thousands)
Product development expense	$102,935	$74,421	$28,514	38.3%
Stock-based expense	9,923	8,423	1,500	17.8
Depreciation expense	5,667	6,608	(941)	(14.2)
Total product development expense	$118,525	$89,452	$29,073	32.5%
Product development expense, excluding stock-based expense and depreciation expense, increased year-over-year by $28.5 million. Incremental headcount from our recent acquisitions and investments to support our product and innovation initiatives contributed to a year-over-year increase in personnel expense of $18.3 million compared to prior year. Facilities, platform and technology infrastructure investments, as well as incremental costs from recent acquisitions, resulted in an increase of $8.1 million. Consulting and professional fees increased $2.0 million compared to prior year, primarily driven by our recent acquisitions.
Product development expense as a percentage of total revenue was 13.6% in 2018, up slightly from 13.3% in 2017, primarily driven by our platform, infrastructure and innovation investments.
Sales and marketing

	Year Ended December 31,
	2018	2017	Change	% Change
	(in thousands)
Sales and marketing expense	$145,081	$123,394	$21,687	17.6%
Stock-based expense	16,573	14,592	1,981	13.6
Depreciation expense	4,953	2,487	2,466	99.2
Total sales and marketing expense	$166,607	$140,473	$26,134	18.6%
Sales and marketing expense for the year ended December 31, 2018, excluding stock-based expense and depreciation expense, increased $21.7 million, as compared to the same period in 2017. Personnel expense increased $10.8 million year-over-year, driven by investments in our sales force and product marketing team and incremental headcount from our recent acquisitions. These investments were net of a $3.4 million reduction in commission expense from 2017 to 2018 resulting from our adoption of ASC 606 under which we capitalize a significant portion of commissions earned by our sales force and amortize such commissions to expense over a three year customer benefit period. This net benefit is expected to moderate in 2019 and normalize in 2020. Marketing program costs increased year-over-year by $4.1 million, reflecting investments to accelerate client demand across our portfolio of solutions. In addition, in the fourth quarter of 2018, we recorded an impairment charge of $2.7 million related to the indefinite-lived trade name of our 2010 acquisition of Level One, due to a change in our long-term marketing strategy for this product offering, which included a shift away from the use of a separate Level One branding and towards a RealPage Contact Center branding.
Sales and marketing expense as a percentage of total revenue decreased from 20.9% for the year ended December 31, 2017, to 19.2% for the year ended December 31, 2018. This decrease is primarily due to scale built in our sales and marketing engine and lower sales commission expense from the adoption of ASC 606 as discussed above.
General and administrative

	Year Ended December 31,
	2018	2017	Change	% Change
	(in thousands)
General and administrative expense	$92,680	$87,654	$5,026	5.7%
Stock-based expense	19,742	18,978	764	4.0
Depreciation expense	5,786	6,343	(557)	(8.8)
Total general and administrative expense	$118,208	$112,975	$5,233	4.6%

General and administrative expense, excluding stock-based expense and depreciation expense, increased year-over-year by $5.0 million. Personnel expense increased $14.1 million, reflecting investments to support our continued growth and incremental headcount from our recent acquisitions. For the year ended December 31, 2018, we recognized a loss of $5.4 million in connection with a targeted email phishing campaign. Loss on disposal of assets increased $1.5 million primarily due to early retirement of assets from 2018 upgrades in our data center infrastructure. Legal and professional fees decreased $9.4 million compared to prior year, principally related to 2017 costs associated with the Hart-Scott-Rodino review process for the LRO and On-Site acquisitions. These costs were partially offset by our settlement with the FTC. Information technology and facilities expense also decreased $5.3 million due to refinements in our allocation methodology following recent acquisitions.
General and administrative expense as a percentage of total revenue decreased from 16.8% to 13.6% during the year ended December 31, 2018, as compared to the same period in 2017, primarily due to the 2017 costs associated with the Hart-Scott-Rodino review process. Excluding the impact of these costs, general and administrative expense as a percentage of total revenue decreased year-over-year from 15.2% to 13.6%, primarily due to scale across our administrative functions.
Amortization of intangible assets

	Year Ended December 31,
	2018	2017	Change	% Change
	(in thousands)
Amortization of intangible assets	$35,911	$17,755	$18,156	102.3%
During the year ended December 31, 2018, amortization expense of intangible assets increased $18.2 million compared to the prior year, primarily driven by the addition of finite-lived client relationship and trade name assets in connection with our recent acquisitions.
Interest Expense and Other, Net

	Year Ended December 31,
	2018	2017	Change	% Change
	(in thousands)
Interest expense	$(32,402)	$(16,012)	$(16,390)	102.4%
Interest income	2,443	940	1,503	159.9
Impairment loss on investment	(2,000)	—	(2,000)	100.0
Other income	209	303	(94)	(31.0)
Total interest expense and other, net	$(31,750)	$(14,769)	$(16,981)	115.0%
Interest expense and other for the year ended December 31, 2018, increased $17.0 million as compared to the same period in 2017. These increases were primarily due to interest and amortization expense related to our Convertible Notes issued in May 2017, and higher interest expense under our Credit Facility, as a result of additional borrowings in support of our 2017 and 2018 acquisitions. The increase was also attributable to the $2.0 million impairment loss relating to our investment in WayBlazer based on WayBlazer’s voluntary bankruptcy filing in the third quarter of 2018.
Provision for Income Taxes
Our effective tax rate was (1.2)% and 97.5% for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, we recognized a consolidated tax benefit of $0.4 million on income before income taxes of $34.3 million. We recognized a domestic income tax benefit of $0.8 million, with an effective tax rate of (2.6)%. This rate resulted primarily from a decrease in tax expense of approximately $11.8 million attributable to excess stock compensation deductions recognized in connection with the vesting of certain restricted stock grants and the exercise of certain stock options in 2018. Prior to our adoption of ASC 2016-09 effective January 1, 2017, the benefit of such stock compensation deductions when realized was recognized in additional paid in capital rather than as a benefit or charge to the tax provision. We incurred foreign income tax expense of $0.4 million with an effective rate of 19.5%. Our foreign effective tax rate is lower than foreign statutory rates primarily because a portion of our foreign operations in India and the Philippines occur in tax advantaged economic zones or are subject to statutory tax holidays.
Our high consolidated tax rate in 2017 resulted primarily from the enactment of the Tax Reform Act which resulted in a one-time net tax charge of $27.3 million associated with the remeasurement of net U.S. deferred tax assets at a reduced 21% corporate income tax rate and the imposition of a one-time transition tax on the mandatory deemed repatriation of foreign earnings. These charges were partially offset by excess stock compensation deductions of $19.1 million for 2017.
For further discussion, including a reconciliation of our effective tax rate from the statutory federal rate, see Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Comparison of the years ended December 31, 2017 and 2016
Revenue

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands, except dollar per average on demand unit data)
Revenue:
On demand	$642,622	$542,531	$100,091	18.4%
Professional and other	28,341	25,597	2,744	10.7
Total revenue	$670,963	$568,128	$102,835	18.1

Non-GAAP on demand revenue	$645,680	$541,582	$104,098	19.2

Ending on demand units	13,003	10,989	2,014	18.3
Average on demand units	11,711	11,042	669	6.1
On demand annual client value	$751,183	$556,813	$194,370	34.9
On demand revenue per ending on demand unit	$57.77	$50.67	$7.10	14.0%
On demand revenue: During the year ended December 31, 2017, on demand revenue increased $100.1 million, or 18.4%, as compared to the same period in 2016. This increase was driven by incremental revenue from our 2017 acquisitions and growth across our platform of solutions, most significantly in resident services. Revenue per ending on demand unit increased from $50.67 to $57.77 during the year ended December 31, 2017, despite the dilutive effect of our year-over-year growth in on demand units.
On demand revenue associated with our property management solutions grew $14.1 million, or 9.2%, during the twelve months ended December 31, 2017, as compared to the same period in 2016. This increase was primarily driven by strong performance in our spend management solutions, as well as adoption of our OneSite property management and accounting solutions.
On demand revenue from our resident services solutions continued to experience significant growth, increasing by $54.1 million, or 24.8%, year-over-year. This growth was principally driven by our payments solutions and our resident utility management solutions, which benefited from incremental revenue from our acquisition of AUM. The performance of our renter’s insurance products also contributed to this growth, despite the adverse impact of Hurricanes Harvey and Irma during the third quarter of 2017.
On demand revenue from our leasing and marketing solutions increased $7.3 million, or 6.3%, during the year ended December 31, 2017, as compared to the same period in 2016. This increase was largely attributable to incremental revenue from our acquisition of On-Site in the third quarter of 2017. The increase was partially offset by lower revenues as a result of the sale of our senior living referral services in the fourth quarter of 2016 and from our contact center, which was adversely effected by unfavorable macro-economic conditions and increased competition.
On demand revenue from our asset optimization solutions increased year-over-year by $24.6 million, or 44.7%, primarily driven by incremental revenue from our 2017 acquisition of Axiometrics and, to a lesser extent, our acquisition of LRO. On demand revenue also benefited from year-over-year growth across our asset optimization platform, evidencing market acceptance of data-driven solutions.
Professional and other revenue: Professional and other revenue increased by $2.7 million during the year ended December 31, 2017, primarily driven by our acquisition of AUM in the second quarter of 2017 as well as growth from our asset optimization solutions, including our portfolio asset management solution. This growth was partially offset by lower implementation and consulting revenue during the year ended December 31, 2017, as compared to the same period in 2016.
On demand unit metrics: As of December 31, 2017, one or more of our on demand solutions was utilized in the management of approximately 13.0 million rental property units. On demand units increased year-over-year by 2.0 million units, or 18.3%. This growth is attributable to our 2017 acquisitions, new client sales, and marketing efforts to existing clients.

Cost of Revenue

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Cost of revenue	$242,503	$210,825	$31,678	15.0%
Stock-based expense	3,842	3,310	532	16.1
Depreciation expense	11,790	11,404	386	3.4
Total cost of revenue	$258,135	$225,539	$32,596	14.5%
During the year ended December 31, 2017, cost of revenue, excluding stock-based expense and depreciation expense, increased $31.7 million, as compared to the same period in 2016. Personnel expense was the primary driver of this increase, growing year-over-year by $17.6 million. This growth was largely attributable to employees from our 2017 acquisitions and investments to support our growth. Higher transaction volume from our payments solutions and incremental costs from our recent acquisitions drove an increase in direct costs of $13.1 million during the year ended December 31, 2017.
Amortization of Product Technologies

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Amortization of product technologies	$22,163	$17,669	$4,494	25.4%
During the year ended December 31, 2017, amortization of product technologies increased $4.5 million, as compared to the same period in 2016. This increase was attributable to additions of developed product technologies in connection with our 2017 acquisitions.
Our gross margin increased during the year ended December 31, 2017, as compared to the prior year, moving from 57.2% to 58.2%. This increase was driven by greater scale across our multifamily business and improving efficiencies in certain lower margin products. In addition, our recent acquisitions in the asset optimization product category have contributed to margin expansion due to margin profiles that are more heavily weighted to pure software rather than software-enabled services.
Operating Expenses
Product development

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
Product development expense as a percentage of total revenue in 2017 was relatively consistent with 2016, at 13.3% and 13.0%, respectively.

Sales and marketing

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Sales and marketing expense	$123,394	$108,693	$14,701	13.5%
Stock-based expense	14,592	11,364	3,228	28.4
Depreciation expense	2,487	2,400	87	3.6
Total sales and marketing expense	$140,473	$122,457	$18,016	14.7%
Sales and marketing expense for the year ended December 31, 2017, excluding stock-based expense and depreciation expense, increased $14.7 million, as compared to the same period in 2016. Personnel expense increased $11.1 million year-over-year, reflecting incremental headcount from our 2017 acquisitions and investment in our sales force to drive future growth. Investments to accelerate demand across our portfolio of solutions drove a year-over-year increase in marketing program costs of $2.9 million. These combined investments resulted in improved sales force productivity and strong new sales bookings.
Sales and marketing expense as a percentage of total revenue decreased from 21.4% for the year ended December 31, 2016, to 20.9% for the year ended December 31, 2017. This decrease reflects increased efficiency and productivity in our sales operations.
General and administrative

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
Amortization of intangible assets

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Amortization of intangible assets	$17,755	$12,599	$5,156	40.9%
During the year ended December 31, 2017, amortization expense of intangible assets increased $5.2 million, as compared to the same periods in 2016. Higher amortization expense was primarily driven by the addition of finite-lived client relationship and trade name intangible assets in connection with our recent acquisitions.

Interest Expense and Other, Net

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Interest expense	$(16,012)	$(3,826)	$(12,186)	318.5%
Interest income	940	1	939	NM (1)
Other income	303	67	236	352.2
Total interest expense and other, net	$(14,769)	$(3,758)	$(11,011)	293.0%

(1)	not meaningful
Interest expense and other for the year ended December 31, 2017, increased $11.0 million as compared to the same period in 2016. Higher interest and amortization expense, driven by our issuance of the Convertible Notes in May 2017 and borrowings under our Credit Facility in the fourth quarter of 2017, were the largest contributors to this increase.
Provision for Income Taxes
Our effective tax rate was 97.5% and 39.4% for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, we recognized a consolidated tax expense of $14.9 million on income before income taxes of $15.2 million. We recognized a domestic income tax expense of $14.3 million, with an effective tax rate of 115.4%. This primarily resulted from (1) the recognition of tax expense of $27.3 million as a result of the Tax Reform Act as described below and (2) a decrease in tax expense of approximately $19.1 million, resulting from excess stock compensation deductions recognized in connection with the vesting of certain restricted stock grants and the exercise of certain stock options in 2017. Prior to our adoption of ASC 2016-09 effective January 1, 2017, the benefit of such stock compensation deductions when realized was recognized in additional paid in capital rather than as a benefit or charge to the tax provision. We incurred foreign income tax expense of $0.5 million with an effective rate of 18.9%. Our foreign effective tax rate is lower than foreign statutory rates primarily because a significant portion of our foreign operations in India and the Philippines occur in tax advantaged economic zones or are subject to statutory tax holidays.
On December 22, 2017, the Tax Reform Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate reduction from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In the fourth quarter of 2017, we recorded additional income tax expense of $27.3 million as a result of the Tax Reform Act. Of this amount, $25.1 million was due to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they were expected to reverse in the future, and $2.2 million was related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings based on cumulative foreign earnings of $17.7 million.
For further discussion, including a reconciliation of our effective tax rate from the statutory federal rate, see Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Quarterly Results of Operations
The following table presents our unaudited consolidated quarterly results of operations for the eight fiscal quarters ended December 31, 2018. This information is derived from our unaudited condensed consolidated financial statements, and includes all adjustments that we consider necessary for the fair statement of our financial position and operating results for the quarters presented. Operating results for individual periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our Consolidated Financial Statements and the related notes to those financial statements included elsewhere in this filing.
Amounts presented below reflect the correction of an immaterial error related to the misclassification of amortization expense on certain acquired intangible assets. Additionally, the amounts below reflect a change in presentation of our Consolidated Statements of Operations to add “Amortization of product technologies” and “Amortization of intangible assets” as separate line items within such statements. Refer to Note 2 of the accompanying Consolidated Financial Statements for further discussion of these items.

	Three Months Ended,
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands, except per share amounts)
Revenue:
On demand	$218,051	$215,413	$206,945	$193,300	$180,104	$161,578	$154,727	$146,213
Professional and other	8,923	9,540	9,307	8,001	7,576	7,480	6,579	6,706
Total revenue	226,974	224,953	216,252	201,301	187,680	169,058	161,306	152,919
Cost of revenue	88,063	85,540	81,942	72,837	69,135	65,794	63,853	59,353
Amortization of product technologies	9,429	8,946	9,127	8,295	7,413	5,497	4,753	4,500
Gross profit	129,482	130,467	125,183	120,169	111,132	97,767	92,700	89,066
Operating expenses:
Product development	29,772	28,942	30,771	29,040	25,890	21,885	21,290	20,387
Sales and marketing	45,084	43,179	40,664	37,680	37,925	36,802	34,699	31,047
General and administrative	32,638	30,036	28,444	27,090	30,350	31,004	27,370	24,251
Amortization of intangible assets	9,588	9,738	8,496	8,089	7,154	3,838	3,474	3,289
Total operating expenses	117,082	111,895	108,375	101,899	101,319	93,529	86,833	78,974
Operating income	12,400	18,572	16,808	18,270	9,813	4,238	5,867	10,092
Interest expense and other, net	(6,746)	(8,816)	(8,518)	(7,670)	(6,220)	(4,677)	(2,786)	(1,086)
Income (loss) before income taxes	5,654	9,756	8,290	10,600	3,593	(439)	3,081	9,006
Income tax (benefit) expense	(618)	683	(189)	(301)	24,458	(7,273)	(3,132)	811
Net income (loss)	$6,272	$9,073	$8,479	$10,901	$(20,865)	$6,834	$6,213	$8,195

Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$0.10	$0.10	$0.13	$(0.26)	$0.09	$0.08	$0.10
Diluted	$0.07	$0.09	$0.09	$0.13	$(0.26)	$0.08	$0.08	$0.10

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended,
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(as a percentage of total revenue)
Revenue:
On demand	96.1%	95.8%	95.7%	96.0%	96.0%	95.6%	95.9%	95.6%
Professional and other	3.9	4.2	4.3	4.0	4.0	4.4	4.1	4.4
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue	38.8	38.0	37.9	36.2	36.8	38.9	39.6	38.8
Amortization of product technologies	4.2	4.0	4.2	4.1	3.9	3.3	2.9	2.9
Gross profit	57.0	58.0	57.9	59.7	59.3	57.8	57.5	58.3
Operating expenses:
Product development	13.1	12.9	14.2	14.4	13.8	12.9	13.2	13.3
Sales and marketing	19.9	19.1	18.8	18.7	20.2	21.8	21.5	20.3
General and administrative	14.4	13.4	13.2	13.5	16.2	18.3	17.0	15.9
Amortization of intangible assets	4.1	4.3	4.0	4.0	3.9	2.3	2.1	2.2
Total operating expenses	51.5	49.7	50.2	50.6	54.1	55.3	53.8	51.7
Operating income	5.5	8.3	7.7	9.1	5.2	2.5	3.7	6.6
Interest expense and other, net	(3.0)	(4.0)	(3.9)	(3.8)	(3.3)	(2.8)	(1.7)	(0.7)
Income (loss) before income taxes	2.5	4.3	3.8	5.3	1.9	(0.3)	2.0	5.9
Income tax (benefit) expense	(0.3)	0.3	(0.1)	(0.1)	13.0	(4.3)	(1.9)	0.5
Net income (loss)	2.8%	4.0%	3.9%	5.4%	(11.1)%	4.0%	3.9%	5.4%
Reconciliation of Quarterly Non-GAAP Financial Measures
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the eight fiscal quarters ended December 31, 2018:

	Three Months Ended,
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands)
Net income (loss)	$6,272	$9,073	$8,479	$10,901	$(20,865)	$6,834	$6,213	$8,195
Acquisition-related and other deferred revenue adjustments	1,056	418	103	313	710	698	945	705
Depreciation, asset impairment, and loss on disposal of assets	10,445	9,286	7,662	7,818	6,817	7,331	6,929	6,675
Amortization of product technologies and intangible assets	19,017	18,684	17,623	16,384	14,567	9,335	8,227	7,789
Loss due to cyber incident, net of recoveries	4,952	—	—	—	—	—	—	—
Acquisition-related (income) loss	(257)	519	1,168	1,007	2,508	485	1,354	1,210
Costs related to the Hart-Scott-Rodino review process	—	78	—	—	2,310	5,993	2,228	481
Interest expense and other, net	6,780	6,874	8,584	7,721	6,335	4,813	2,804	1,120
Income tax (benefit) expense	(618)	683	(189)	(301)	24,458	(7,273)	(3,132)	811
Stock-based expense	13,149	13,479	13,695	10,318	10,103	11,764	13,876	10,092
Adjusted EBITDA	$60,796	$59,094	$57,125	$54,161	$46,943	$39,980	$39,444	$37,078

Liquidity and Capital Resources
Our primary sources of liquidity as of December 31, 2018, consisted of $228.2 million of cash and cash equivalents, $350.0 million available under our Revolving Facility, amounts available under the Credit Facility’s Accordion Feature, and $21.1 million of working capital (excluding $228.2 million of cash and cash equivalents and $120.7 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions, debt service, and share repurchases will continue to be our principal needs for liquidity over the near term. We made capital expenditures of $50.9 million during the year ended December 31, 2018. Due to anticipated expenditures related to our international growth, our recent acquisitions, investments related to those acquisitions, and data content and analytics investments, we expect capital expenditures to be between 5% and 6% of total revenue during the year ending December 31, 2019. We expect our capital expenditure rate to decrease to 5% of total revenue over the next few years. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2021, with a majority of the deferred cash obligations payable during 2019. We expect to fund these obligations from cash provided by operating activities or funds available under our Credit Facility.
Public Offering
In May 2018, we filed a shelf registration statement on Form S-3 with the SEC, which became effective upon filing. The shelf registration allows us to periodically offer and sell, in one or more future offerings, an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein. On May 29, 2018, we consummated an underwritten public offering of 8.05 million shares of our common stock, which included the underwriters’ full exercise of their option to purchase additional shares. The aggregate net proceeds to us were $441.9 million, after deducting underwriting discounts and offering expenses in the aggregate amount of $16.9 million. We used $150.0 million of the net proceeds from this offering for repayment of indebtedness outstanding under our revolving facility and have used additional amounts for general corporate purposes and acquisitions. We intend to use the remaining net proceeds for general corporate purposes, including working capital, sales and marketing activities, research and development activities, general and administrative matters and capital expenditures. We may also continue to use the net proceeds from this offering for acquisitions of, or investments in, technologies, solutions or businesses that complement our business.
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
The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$244,807	$140,263	$129,449
Net cash used in investing activities	(331,296)	(699,862)	(140,181)
Net cash provided by financing activities	304,085	536,349	82,943
Changes in Cash and Cash Equivalents during the year ended December 31, 2018:
Net Cash Provided by Operating Activities
During 2018, net cash provided by operating activities consisted of net income of $34.7 million, net non-cash adjustments to net income of $168.1 million, and a net inflow of cash from changes in assets and liabilities of $42.0 million. Non-cash adjustments to net income primarily consisted of depreciation and amortization expense of $100.2 million, stock-based expense of $50.6 million, and amortization of debt discount and issuance costs of $12.5 million,
Changes in working capital during 2018 included net cash inflows from customer deposits of $57.2 million, which was primarily attributable to the timing of cash settlements for previously initiated resident transactions related to our payments solutions. This item was partially offset by net cash outflows for prepaid expenses and other current assets of $11.9 million, which was primarily due to the capitalization of sales commissions earned during 2018 and purchases of annual software licenses.
Net Cash Used in Investing Activities
In 2018, our investing activities resulted in a net cash outflow of $331.3 million. We used $278.6 million, net of cash and restricted cash acquired, to acquire ClickPay, BluTrend, LeaseLabs, and Rentlytics. We also used $50.9 million for capital expenditures during the period, which primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Provided by Financing Activities
The net cash provided by our financing activities during 2018 primarily consisted of aggregate net proceeds from our common stock offering of $441.9 million, net of underwriting discounts and expenses directly attributable to the offering. This was partially offset by payments on our Revolving Facility of $50.0 million, net of proceeds, payments on our term loans of $14.1 million, payments of acquisition-related consideration of $28.4 million, treasury stock purchases of $28.1 million under our share repurchase program, and activity under our stock-based expense plans of $15.8 million, primarily attributable to shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock.
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
Net changes in assets and liabilities contributed $4.6 million to operating cash flows during the year ended December 31, 2017. Cash flows from working capital in 2016 benefited from the receipt of payments of $19.0 million from the tenant improvement allowance related to our new corporate headquarters. Amounts due under this allowance were all received in 2016. Changes in working capital during 2017 included net cash inflows from deferred revenue of $17.1 million, accounts payable and accrued liabilities of $3.7 million, and customer deposits of $3.1 million. These items were partially offset by net cash outflows related to accounts receivable of $18.8 million, which is reflective of our revenue growth during the year ended December 31, 2017.
Net Cash Used in Investing Activities
In 2017, our investing activities resulted in a net cash outflow of $699.9 million. The completion of our 2017 acquisitions was the primary driver of our investing activities during the year. We used $649.9 million, net of cash and restricted cash acquired, to acquire LRO, On-Site, PEX, AUM, and Axiometrics. We also used $49.8 million for capital expenditures during the period, which primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
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
Changes in Cash and Cash Equivalents during the year ended December 31, 2016:
Net Cash Provided by Operating Activities
During 2016, net cash provided by operating activities consisted of net income of $16.7 million, net adjustments to net income of $94.8 million and a net inflow of cash from changes in assets and liabilities of $17.9 million. Adjustments to net income primarily consisted of depreciation and amortization expense of $54.8 million, stock-based expense of $36.9 million, income tax-related items of $2.4 million, and charges recognized in net income of $1.2 million related to the disposition and impairment of our long-lived assets.
Changes in assets and liabilities included net cash inflows from accounts payable and accrued liabilities of $5.8 million and from changes in prepaid expenses and other current assets of $21.0 million, primarily related to the receipt of payments from our tenant improvement allowance for our new corporate headquarters. Net inflows from changes in other current and long-term liabilities of $5.8 million and deferred revenue of $4.5 million also contributed to the increase from changes in working capital. These items were partially offset by net cash outflows related to accounts receivable of $12.2 million and customer deposits of $6.8 million.

Net Cash Used in Investing Activities
In 2016, our investing activities resulted in a net cash outflow of $140.2 million. We used $66.4 million, net of cash and restricted cash acquired, in our acquisitions of NWP, AssetEye, and eSupply and $70.7 million for capital expenditures, net of proceeds from disposal of assets. Capital expenditures during the period were primarily to support our strategy of consolidating our real estate footprint, capitalized software development costs, and to support our information technology infrastructure and were reduced by the proceeds from the sale of certain assets associated with our senior living referral services. Additionally, in the third quarter of 2016, we purchased a minority interest in an unrelated company that specializes in the aggregation of commercial lease data for $3.0 million.
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
Contractual Obligations, Commitments, and Contingencies
The following table summarizes our contractual cash obligations as of December 31, 2018, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Convertible Notes (1)	$365,053	$5,175	$10,350	$349,528	$—
Term Loans (2)	339,274	27,584	81,849	229,841	—
Operating lease obligations	100,209	16,996	24,135	20,662	38,416
Acquisition-related liabilities (3)	42,048	30,020	12,028	—	—
	$846,584	$79,775	$128,362	$600,031	$38,416

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

(3)
Represents obligations in connection with our acquisitions comprised of undiscounted amounts payable for our deferred cash obligations. These amounts exclude deferred stock obligations, contingent consideration of up to $9.9 million with a fair value of $6.0 million, and potential reductions related to the sellers’ indemnification obligations.

Credit Facility
On September 30, 2014, we entered into an agreement for a secured credit facility (the “Credit Facility”). The Credit Facility matures on February 27, 2022, and includes the following:
Revolving Facility
The Credit Facility provides an aggregate principal amount of up to $350.0 million of revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”). Advances under the Revolving Facility may be voluntarily prepaid and re-borrowed. All outstanding principal and accrued but unpaid interest under the Revolving Facility is due at maturity.

Term Loan and Delayed Draw Term Loan
In February 2016, we originated a term loan in the original principal amount of $125.0 million under the Credit Facility (“Term Loan”). We made quarterly principal payments of $0.8 million through March 31, 2018, that increased to $1.5 million beginning on June 30, 2018, and that will increase again to $3.1 million beginning on June 30, 2020. In December 2017, we drew funds of $200.0 million available under the delayed draw term loan (“Delayed Draw Term Loan”). We made quarterly principal payments of $1.3 million through March 31, 2018, that increased to $2.5 million beginning on June 30, 2018, and that will increase again to $5.0 million beginning on June 30, 2020.
Principal payments on the Term Loan and Delayed Draw Term Loan (collectively, the “Term Loans”) are due in quarterly installments, as described above, and may not be re-borrowed. All outstanding principal and accrued but unpaid interest is due on the maturity date. We may prepay the Term Loans in whole or in part at any time, without premium or penalty.
Accordion Feature
The Credit Facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our Senior Leverage Ratio to exceed 3.50 to 1.00.
Refer to Note 8 of the accompanying Consolidated Financial Statements for a complete discussion of the Credit Facility, including its terms and conditions.
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
The holders may convert their notes to shares of our common stock, at their option, on or after May 15, 2022. Prior to May 15, 2022, holders may only convert their notes under certain circumstances specified in the Indenture. The Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. It is our stated intention to settle the principal balance of the Convertible Notes in cash and any conversion obligation in excess of the principal portion in shares of our common stock.
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
Refer to Note 8 of the accompanying Consolidated Financial Statements for a complete discussion of these transactions and their accounting implications.
Share Repurchase Program
In May 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. Our board of directors approved a one year extension of this program in 2015, 2016, and 2017. This program expired in May 2018.
In October 2018, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program is effective through October 25, 2019. Shares repurchased under both repurchase programs are retired following the repurchase.

Repurchase activity during the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
Number of shares repurchased	599,664	—	1,012,823
Weighted-average cost per share	$46.83	$—	$20.98
Total cost of shares repurchased, in thousands	$28,082	$—	$21,244
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
We had cash and cash equivalents of $228.2 million and $69.3 million at December 31, 2018 and 2017, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $115.0 million and $190.0 million outstanding under our Term Loan and Delayed Draw Term Loan, respectively, at December 31, 2018. The Term Loan and Delayed Draw Term Loan are reflected net of unamortized debt issuance costs of $0.3 million and $1.0 million, respectively, in the accompanying Consolidated Balance Sheets. At December 31, 2018, there were no amounts outstanding under our Revolving Facility, and we had a $50.0 million outstanding balance as of December 31, 2017. At our option, amounts borrowed under the Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.25%, or the Base Rate, plus a margin ranging from 0.25% to 1.25%. The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable variable interest rates changed by 50 basis points, our interest expense for the year ended December 31, 2018, as reported in the accompanying Consolidated Statements of Operations, would change by approximately $1.4 million.
On March 31, 2016, we entered into two interest rate swap agreements to eliminate variability in interest payments on a portion of the Term Loans. For that portion, the swap agreements replace the term note’s variable rate with a blended fixed rate of 0.89%.
On December 24, 2018, we entered into two interest rate swap agreements to eliminate variability in interest payments on a portion of the Term Loans. For that portion, the swap agreements replace the term note’s variable rate with a blended fixed rate of 2.57%. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt additional specific hedging strategies in the future.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of RealPage, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RealPage, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index under Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of RealPage, Inc.

Opinion on Internal Control over Financial Reporting
We have audited RealPage, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RealPage, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NovelPay, LLC and ClickPay Services, Inc. (collectively known as ClickPay), LeaseLabs, Inc. (LeaseLabs), and Rentlytics, Inc. (Rentlytics), which are included in the 2018 consolidated financial statements of the Company. ClickPay constituted approximately 11% and 3% of total assets and total revenues, respectively, as of December 31, 2018. LeaseLabs constituted approximately 6% and 1% of total assets and total revenues, respectively, as of December 31, 2018. Rentlytics constituted approximately 3% and less than 1% of total assets and total revenues, respectively, as of December 31, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ClickPay, LeaseLabs, and Rentlytics.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index under Item 15(c) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Dallas, Texas
February 27, 2019

RealPage, Inc.
Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$228,159	$69,343
Restricted cash	154,599	96,002
Accounts receivable, less allowances of $8,850 and $3,951 at December 31, 2018 and 2017, respectively	123,596	124,505
Prepaid expenses	19,214	12,107
Other current assets	15,185	6,622
Total current assets	540,753	308,579
Property, equipment, and software, net	153,528	148,428
Goodwill	1,053,119	751,052
Intangible assets, net	287,378	252,337
Deferred tax assets, net	42,602	44,887
Other assets	20,393	11,010
Total assets	$2,097,773	$1,516,293
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,312	$26,733
Accrued expenses and other current liabilities	95,482	79,379
Current portion of deferred revenue	120,704	116,622
Current portion of term loans	16,133	14,116
Customer deposits held in restricted accounts	154,601	96,057
Total current liabilities	412,232	332,907
Deferred revenue	4,902	5,538
Revolving facility	—	50,000
Term loans, net	287,582	303,261
Convertible notes, net	292,843	281,199
Other long-term liabilities	37,190	41,513
Total liabilities	1,034,749	1,014,418
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.001 par value: 250,000,000 and 125,000,000 shares authorized, 95,991,162 and 87,153,085 shares issued and 93,650,127 and 83,180,401 shares outstanding at December 31, 2018 and 2017, respectively	96	87
Additional paid-in capital	1,187,683	637,851
Treasury stock, at cost: 2,341,035 and 3,972,684 shares at December 31, 2018 and 2017, respectively	(65,470)	(61,260)
Accumulated deficit	(58,793)	(75,046)
Accumulated other comprehensive (loss) income	(492)	243
Total stockholders’ equity	1,063,024	501,875
Total liabilities and stockholders’ equity	$2,097,773	$1,516,293
See accompanying notes.

RealPage, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
On demand	$833,709	$642,622	$542,531
Professional and other	35,771	28,341	25,597
Total revenue	869,480	670,963	568,128
Cost of revenue	328,382	258,135	225,539
Amortization of product technologies	35,797	22,163	17,669
Gross profit	505,301	390,665	324,920
Operating expenses:
Product development	118,525	89,452	73,607
Sales and marketing	166,607	140,473	122,457
General and administrative	118,208	112,975	85,013
Amortization of intangible assets	35,911	17,755	12,599
Total operating expenses	439,251	360,655	293,676
Operating income	66,050	30,010	31,244
Interest expense and other, net	(31,750)	(14,769)	(3,758)
Income before income taxes	34,300	15,241	27,486
Income tax (benefit) expense	(425)	14,864	10,836
Net income	$34,725	$377	$16,650

Net income per share attributable to common stockholders:
Basic	$0.40	$0.00	$0.22
Diluted	$0.38	$0.00	$0.21
Weighted average common shares outstanding:
Basic	87,290	79,433	76,854
Diluted	91,531	82,398	77,843
See accompanying notes.

RealPage, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$34,725	$377	$16,650
Other comprehensive (loss) income:
Unrealized gain on derivative instruments, net of tax	61	318	400
Reclassification adjustment for (gains) losses included in earnings on derivative instruments, net of tax	(613)	(77)	136
Foreign currency translation adjustment	(183)	55	(43)
Other comprehensive (loss) income, net of tax	(735)	296	493
Comprehensive income	$33,990	$673	$17,143
See accompanying notes.

RealPage, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in	Accum. Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Equity
Balance as of January 1, 2016	82,919	$83	$471,668	$(546)	$(120,415)	4,125	$(24,338)	$326,452
Stock option exercises	1,569	2	28,487	—	—	—	—	28,489
Issuance of restricted stock	2,587	2	(1)	—	—	—	—	1
Treasury stock purchased, at cost	—	—	—	—	—	1,863	(27,264)	(27,264)
Retirement of treasury stock	(1,013)	(1)	(5,748)	—	(15,495)	(1,013)	21,244	—
Stock-based compensation	—	—	36,688	—	—	—	—	36,688
Net tax benefit from stock-based compensation	—	—	3,254	—	—	—	—	3,254
Other comprehensive income - derivative instruments	—	—	—	536	—	—	—	536
Foreign currency translation	—	—	—	(43)	—	—	—	(43)
Net income	—	—	—	—	16,650	—	—	16,650
Balance as of December 31, 2016	86,062	86	534,348	(53)	(119,260)	4,975	(30,358)	384,763
Cumulative effect of adoption of ASU 2016-09	—	—	6	—	43,837	—	—	43,843
Stock option exercises	991	1	27,013	—	—	(354)	—	27,014
Issuance of restricted stock	100	—	(2)	—	—	(1,795)	2	—
Treasury stock purchased, at cost	—	—	—	—	—	1,147	(30,904)	(30,904)
Stock-based compensation	—	—	46,146	—	—	—	—	46,146
Other comprehensive income - derivative instruments	—	—	—	241	—	—	—	241
Foreign currency translation	—	—	—	55	—	—	—	55
Equity component of convertible notes, net of issuance costs and deferred tax	—	—	61,390	—	—	—	—	61,390
Purchases of convertible note hedges	—	—	(62,549)	—	—	—	—	(62,549)
Issuance of warrants	—	—	31,499	—	—	—	—	31,499
Net income	—	—	—	—	377	—	—	377
Balance as of December 31, 2017	87,153	87	637,851	243	(75,046)	3,973	(61,260)	501,875

Cumulative effect of adoption of ASU 2014-09	—	—	—	—	2,221	—	—	2,221
Public offering of common stock, net of $16,949 of offering costs	8,050	8	441,893	—	—	—	—	441,901
Issuance of common stock in connection with our acquisitions	1,361	2	75,148	—	—	—	—	75,150
Stock option exercises	27	—	2,468	—	—	(632)	10,695	13,163
Issuance of restricted stock	—	—	(14,598)	—	—	(1,807)	14,598	—
Treasury stock purchased, at cost	—	—	473	—	—	1,407	(57,585)	(57,112)
Retirement of treasury stock	(600)	(1)	(7,388)	—	(20,693)	(600)	28,082	—
Stock-based compensation	—	—	51,836	—	—	—	—	51,836
Other comprehensive income - derivative instruments	—	—	—	(552)	—	—	—	(552)
Foreign currency translation	—	—	—	(183)	—	—	—	(183)
Net income	—	—	—	—	34,725	—	—	34,725
Balance as of December 31, 2018	95,991	$96	$1,187,683	$(492)	$(58,793)	2,341	$(65,470)	$1,063,024
See accompanying notes.

RealPage, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$34,725	$377	$16,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,186	67,146	54,834
Amortization of debt discount and issuance costs	12,464	7,296	443
Deferred taxes	(2,179)	13,791	8,386
Stock-based expense	50,641	45,835	36,852
Excess tax benefit from stock-based compensation	—	—	(5,998)
Loss on disposal and impairment of long-lived assets	6,733	524	1,247
Acquisition-related consideration	284	684	(877)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(717)	(18,821)	(12,239)
Prepaid expenses and other current assets	(11,894)	945	21,040
Other assets	(4,543)	(717)	(187)
Accounts payable	1,266	268	652
Accrued compensation, taxes, and benefits	3,288	3,438	5,220
Deferred revenue	3,478	17,114	4,452
Customer deposits	57,230	3,055	(6,834)
Other current and long-term liabilities	(6,155)	(672)	5,808
Net cash provided by operating activities	244,807	140,263	129,449
Cash flows from investing activities:
Purchases of property, equipment, and software	(50,933)	(49,752)	(75,241)
Proceeds from disposal of property, equipment, and software	—	—	4,500
Acquisition of businesses, net of cash and restricted cash acquired	(278,563)	(649,910)	(66,440)
Purchase of other investments	(1,800)	(200)	(3,000)
Net cash used in investing activities	(331,296)	(699,862)	(140,181)
Cash flows from financing activities:
Proceeds from term loans	—	199,400	124,688
Payments on term loans	(14,116)	(3,551)	(2,345)
Proceeds from revolving credit facility	140,000	50,000	—
Payments on revolving credit facility	(190,000)	—	(40,000)
Proceeds from borrowings on convertible notes	—	345,000	—
Purchase of convertible senior note hedges	—	(62,549)	—
Proceeds from issuance of warrants	—	31,499	—
Payments of deferred financing costs	(1,136)	(10,734)	(392)
Payments on capital lease obligations	(227)	(335)	(548)
Payments of acquisition-related consideration	(28,388)	(8,491)	(5,684)
Proceeds from public offering, net of underwriters’ discount and offering costs	441,901	—	—
Proceeds from exercise of stock options	13,163	27,014	28,490
Excess tax benefit from stock-based compensation	—	—	5,998
Purchase of treasury stock related to stock-based compensation	(29,030)	(30,904)	(6,020)
Purchase of treasury stock under share repurchase program	(28,082)	—	(21,244)
Net cash provided by financing activities	304,085	536,349	82,943
Net increase (decrease) in cash and cash equivalents	217,596	(23,250)	72,211
Effect of exchange rate on cash	(183)	55	(43)
Cash, cash equivalents and restricted cash:
Beginning of period	165,345	188,540	116,372
End of period	$382,758	$165,345	$188,540

RealPage, Inc.
Consolidated Statements of Cash Flows, continued
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Cash paid for interest	$18,204	$6,754	$2,833
Cash paid for income taxes, net of refunds	$3,121	$1,855	$693
Non-cash investing and financing activities:
Fair value of stock consideration in connection with our acquisitions	$53,334	$—	$—
Redemption of noncontrolling interest in connection with acquisition of ClickPay	$21,816	$—	$—
Accrued property, equipment, and software	$1,447	$5,777	$3,993

       The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets and to that shown in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$228,159	$69,343	$104,886
Restricted cash	154,599	96,002	83,654
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$382,758	$165,345	$188,540
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
During May 2018 and as disclosed in our Form 10-Q for the quarter ended March 31, 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. The incident resulted in the diversion of approximately $6.0 million, net of recovered funds, intended for disbursement to three clients. We immediately restored all funds to the client accounts. During the quarter ended June 30, 2018, we remediated the material weakness that gave rise to the incident and implemented additional preventive and detective control procedures.
We maintain insurance coverage to limit our losses related to criminal and network security events. During January 2019, we received approximately $1.0 million from our primary insurance carrier as a partial repayment toward our losses from the business email compromise. We are currently involved in discussions with our insurance carrier regarding coverage of the remaining losses, and intend to vigorously pursue repayment of these losses. Due to the ongoing discussions with our insurance carrier and the uncertainty regarding timing and full collectability of the loss, we recorded an allowance of $5.0 million for the remaining amount of the loss, which is included in the line “General and administrative” in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2018, total charges from the phishing incident included in our Consolidated Statements of Operations was $5.4 million for losses and related expenses that are not probable of recovery.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements and footnotes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of RealPage, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Effective with the quarter ended September 30, 2018, we changed the presentation of our Consolidated Statements of Operations to add “Amortization of product technologies” and “Amortization of intangible assets” as separate line items within such statements. Amounts shown as amortization of product technologies were previously included within “Cost of revenue”, and amounts shown as amortization of intangible assets were previously included within the “Sales and marketing” operating expense category. We believe this revised presentation helps readers of our financial statements isolate non-cash amortization expenses that arise from our acquisitions and internally developed software.
Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.
Correction of an Immaterial Error in Previously Issued Financial Statements
In the third quarter of 2018, we identified an error related to the misclassification of amortization expense related to intangible assets on certain acquired technologies, recognized as “Sales and marketing” expense. Such expense should have been recognized as a component of “Cost of revenue”. As a result, our cost of revenue was understated, and our sales and marketing expense was overstated by identical amounts, which also resulted in an overstatement of gross profit and total operating expenses by the same amount for the effected periods. There was no effect on reported revenues, net income, earnings per share, or cash flows. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the effect of the misclassification was not material to our previously issued consolidated financial statements.

We have corrected the presentation of the amortization expense for all prior periods presented in this Form 10-K. The immaterial error correction resulted in an increase of cost of revenue and reduction in sales and marketing expense of $6.9 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively. There was no change in our accounting for amortization expense related to client relationship, non-compete agreements and trade name intangible assets.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such significant estimates include, but are not limited to, the determination of the allowances against our accounts receivable; useful lives of intangible assets; impairment assessments on long-lived assets (including goodwill); contingent commissions related to the sale of insurance products; fair value of acquired net assets and contingent consideration in connection with business combinations; the nature and timing of satisfaction of performance obligations and related reserves; fair values of stock-based awards; loss contingencies; and the recognition, measurement and valuation of current and deferred income taxes. Actual results could differ from these estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the result of which forms the basis for making judgments about the carrying value of assets and liabilities.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Our cash accounts are maintained at various high credit, quality financial institutions and may exceed federally insured limits. We have not experienced any losses in such accounts.
Substantially all of our accounts receivable are derived from clients in the residential rental housing market. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable.
No single client accounted for 10% or more of our revenue or accounts receivable for the years ended December 31, 2018, 2017, or 2016.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined we operate as a single operating segment.
Principally, all of our revenue for the years ended December 31, 2018, 2017, and 2016 was earned in the United States. Net property, equipment, and software located in the United States amounted to $144.3 million and $140.0 million at December 31, 2018 and 2017, respectively. Net property, equipment, and software located in our international subsidiaries amounted to $9.2 million and $8.4 million at December 31, 2018 and 2017, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, Spain, and India at both December 31, 2018 and 2017.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. The fair value of our cash and cash equivalents approximates carrying value.
Restricted cash consists of cash collected from tenants that will be remitted primarily to our clients.
Accounts Receivable
Accounts receivable primarily represent trade receivables from clients recorded at the invoiced amount, net of allowances, which are based on our historical experience, the aging of our trade receivables, and management judgment.
Trade receivable are written off against the allowance when management determines a balance is uncollectible. During the years ended December 31, 2018, 2017, and 2016, we incurred bad debt expense of $3.7 million, $3.2 million, and $2.4 million, respectively.

Property, Equipment, and Software
Property, equipment, and software are recorded at cost less accumulated depreciation and amortization, which are computed using the straight-line method over the following estimated useful lives:

Data processing and communications equipment	3 - 5 years
Furniture, fixtures, and other equipment	3 - 5 years
Software	3 - 5 years
Leasehold improvements	Shorter of lease term or estimated useful life
Software includes both purchased and internally developed software. Gains and losses from asset disposals are included in the line “General and administrative” in the Consolidated Statements of Operations.
Internally Developed Software
We capitalize certain development costs incurred in connection with software development for our solutions to be marketed to external users. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the technological feasibility stage, internal and external costs including costs of materials, services, and payroll and payroll-related costs for employees, are capitalized, if direct and incremental, until the software is available for general release to customers. Minor upgrades and enhancements are also expensed as incurred. Costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality are capitalized.
Costs incurred to develop software intended solely for our internal use, such as internal administration and finance and accounting systems, are capitalized during the application development stage. Interest on funds used to finance internally developed software up to the date the asset is ready for its intended use, is capitalized and included in the cost of the asset if the asset is actively under development. Capitalized interest was not significant for any period presented.
Amortization of internally developed software is included in “Amortization of product technologies” in the accompanying Consolidated Statements of Operations.
Impairment of Long-Lived Assets
Tangible long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant under-performance relative to current and historical or projected future operating results, significant changes in the manner of our use of the asset, or significant changes in our overall business and/or product strategies. If circumstances require that a long-lived asset group be tested for possible impairment, determination of recoverability is based on an estimate of the undiscounted cash flows expected to be generated by that long-lived asset or asset group. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, we would recognize an impairment charge equal to the excess of the carrying value over its fair value.
Business Combinations
We allocate the fair value of the purchase consideration of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Purchase consideration includes assets transferred, liabilities assumed, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combination transactions may be structured to include a combination of up-front, deferred and contingent payments to be made at specified dates subsequent to the date of acquisition. These payments may include a combination of cash and equity. Deferred and contingent payments are included in the purchase consideration based on their fair value as of the acquisition date. Deferred obligations are generally subject to adjustments specified in the underlying purchase agreement related to the seller’s indemnification obligations. Contingent consideration is an obligation to make future payments to the seller contingent upon the achievement of future operational or financial targets. The fair value of these payments is estimated using a probability weighted discount model based on the achievement of the specified targets.
The valuation of the net assets acquired as well as certain elements of purchase consideration require management to make significant estimates and assumptions, especially with respect to future expected cash flows, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Changes to the fair value of contingent payments is reflected in “General and administrative” costs in the accompanying Consolidated Statements of Operations.

Acquisition costs are expensed as incurred and are included in “General and administrative” in the accompanying Consolidated Statements of Operations. We include the results of operations from acquired businesses in our consolidated financial statements from the effective date of the acquisition.
Goodwill and Indefinite-Lived Intangible Assets
We test goodwill and indefinite-lived intangible assets for impairment separately on an annual basis in the fourth quarter of each year, or more frequently if circumstances indicate that the assets may not be recoverable.
We evaluate impairment of goodwill either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a quantitative assessment. If we choose to perform a qualitative assessment and after considering the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would perform a quantitative fair value test. To calculate any potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. For purposes of goodwill impairment testing, we have one reporting unit.
We quantitatively evaluate indefinite-lived intangible assets by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach. Assets with indefinite lives that have been determined to be inseparable due to their interchangeable use are grouped into single units of accounting for purposes of testing for impairment. If the carrying amount of an identified intangible asset with an indefinite life exceeds its fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value.
Intangible Assets
Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Our intangible assets are largely acquired in business combinations and include developed technologies, client relationships, vendor relationships, non-competition agreements and trade names. Intangible assets are amortized over the shorter of the contractual life or the estimated useful life. Intangible assets are amortized on a straight-line basis, except for client relationships which are amortized proportionately to the expected discounted cash flows derived from the asset.
Estimated useful lives for intangible assets consist of the following:

Developed technologies	3 - 7 years
Client relationships	3 - 10 years
Vendor relationships	7 years
Trade names	1 - 7 years
Non-competition agreements	5 - 10 years
Amortization of acquired developed technologies is included in “Amortization of product technologies”, and amortization of acquired client relationships, vendor relationships, non-competition agreements and trade names is included in “Amortization of intangible assets” in the accompanying Consolidated Statements of Operations.
Other Current and Long-Term Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Accrued compensation, payroll taxes, and benefits	$29,405	$25,677
Sales tax obligations	3,673	4,930
Current portion of liabilities related to acquisitions	47,173	34,430
Lease-related liabilities	2,640	2,288
Other current liabilities	12,591	12,054
Total accrued expenses and other current liabilities	$95,482	$79,379

Other long-term liabilities consisted of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Accrued lease liability	$25,207	$27,760
Liabilities related to acquisitions	10,969	13,000
Other long-term liabilities	1,014	753
Total other long-term liabilities	$37,190	$41,513
Deferred Revenue
For several of our solutions, we invoice our clients in annual, monthly, or quarterly installments in advance of the commencement of the service period. Deferred revenue is recognized when billings are due or payments are received in advance of revenue recognition from our subscription and other services. Accordingly, the deferred revenue balance does not represent the total contract value of annual subscription agreements.
Revenue Recognition
Revenues are derived from on demand software solutions, professional services and other goods and services. We recognize revenue as we satisfy one or more service obligations under the terms of a contract, generally as control of goods and services are transferred to our clients. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We include estimates of variable consideration in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. We estimate and accrue a reserve for credits and other adjustments as a reduction to revenue based on several factors, including past history.
On Demand Revenue
Our on demand revenue consists of license and subscription fees, transaction fees related to certain of our software-enabled value-added services, and commissions derived from our selling certain risk mitigation services.
We generally recognize revenue from subscription fees on a straight-line basis over the access period beginning on the date that we make our service available to the client. Our subscription agreements generally are non-cancellable, have an initial term of one year or longer and are billed either monthly, quarterly or annually in advance. Non-refundable upfront fees billed at the initial order date that are not associated with an upfront service obligation are recognized as revenue on a straight-line basis over the period in which the client is expected to benefit, which we consider to be three years.
We recognize revenue from transaction fees in the month the related services are performed based on the amount we have the right to invoice.
We offer risk mitigation services to our clients by acting as an insurance agent and derive commission revenue from the sale of insurance products to our clients’ residents. The commissions are based upon a percentage of the premium that the insurance company charges to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. Our contract with our underwriting partner provides for contingent commissions to be paid to us in accordance with the agreement. Our estimate of contingent commission revenue considers the variable factors identified in the terms of the applicable agreement. We recognize commissions related to these services as earned ratably over the policy term and insurance commission receivable in “Accounts receivable, less allowances”.
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
Other revenues consist primarily of submeter equipment sales that include related installation services. Such sales are considered bundled, and revenue from these bundled sales is recognized in proportion to the number of installed units completed to date as compared to the total contracted number of unites to be provided and installed. For all other equipment sales, we generally recognize revenue when control of the hardware has transferred to our client.
Revenue recognized for on premise software sales generally consists of annual maintenance renewals on existing term or perpetual license, which is recognized ratably over the service period.

Contract with Multiple Performance Obligations
The majority of the contracts we enter into with clients, including multiple contracts entered into at or near the same time with the same client, require us to provide one or more on demand software solutions, professional services and may include equipment. For these contracts, we account for individual performance obligations separately: i) if they are distinct or ii) if the promised obligation represents a series of distinct services that are substantially the same and have the same pattern of transfer to the client. Once we determine the performance obligations, we determine the transaction price, which includes estimating the amount of variable consideration, if any, to be included in the transaction price. For contracts with multiple performance obligations, we allocate the transaction price to the separate performance obligations on a relative standalone selling price basis. The standalone selling prices of our service are estimated using a market assessment approach based on our overall pricing objectives taking into consideration market conditions and other factors including the number of solutions sold, client demographics and the number and types of users within our contracts.
Sales, value add, and other taxes we collect from clients and remit to governmental authorities are excluded from revenues.
Cost of Revenue
Cost of revenue consists primarily of salaries and related personnel expenses of our operations and support personnel, including training and implementation services; expenses related to the operation of our data centers; fees paid to third-party providers; allocations of facilities overhead costs; and depreciation
Sales and Marketing Expenses and Deferred Commissions
Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions, travel, and stock-based compensation. Other costs included are marketing and promotional events, our annual user conference, and other online and product marketing costs. We amortize sales commissions that are directly attributable to a contract over an estimated customer benefit period of three years.
Advertising costs are expensed as incurred and totaled $26.4 million, $22.8 million, and $19.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Stock-Based Expense
We recognize compensation expense related to stock options and shares of restricted stock based on the estimated fair value of the awards on the date of grant. We generally grant time-based stock options and restricted stock awards, which vest over a specified period of time, and market-based awards, which become eligible to vest only after the achievement of a condition based upon the trading price of our common stock and vest over a specified period of time thereafter. The fair value of employee stock options is estimated on the date of grant using a binomial option pricing model, the Black-Scholes model. The fair value of our market-based restricted stock awards is estimated using a discrete model based on multiple stock price-paths developed through the use of Monte Carlo simulation.
For time-based stock options and restricted stock awards, expense is recognized on a straight-line basis over the requisite service period. Expense associated with market-based awards is recognized over the requisite service period using the graded-vesting attribution method. Share-based compensation is reduced for forfeitures once they occur.
Income Taxes
Income taxes are recorded based on the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize the effect of tax rate changes on current and accumulated deferred income taxes in the period in which the rate change was enacted.
Valuation allowances are provided when it is more likely than not that all or a portion of the deferred tax asset will not be realized. The factors used to assess the need for a valuation allowance include historical earnings, our latest forecast of taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets.
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

Fair Value Measurements
We measure our derivative financial instruments and acquisition-related contingent consideration obligations at fair value at each reporting period using a fair value hierarchy. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
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
The categorization of an asset or liability is based on the inputs described above and does not necessarily correspond to our perceived risk of that asset or liability. Moreover, the methods used by us may produce a fair value calculation that is not indicative of the net realizable value or reflective of future fair values. Furthermore, although we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments and non-financial assets and liabilities could result in a different fair value measurement at the reporting date.
Certain financial instruments, which may include cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses are recorded at their carrying amounts, which approximates their fair values due to their short-term nature.
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
We adopted the requirements of the new revenue standard on January 1, 2018 using the modified retrospective method and applied the guidance to contracts not substantially completed as of the date of initial application, or open contracts. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings at the beginning of 2018. Comparative information from prior year periods has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effects of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
	(in thousands)
Assets
Accounts receivable, less allowances	$124,505	$(7,925)	$116,580
Other current assets	$6,622	$2,771	$9,393
Deferred tax assets, net	$44,887	$(780)	$44,107
Other assets	$11,010	$4,459	$15,469
Liabilities
Current portion of deferred revenue	$116,622	$(3,696)	$112,926
Stockholders’ Equity
Accumulated deficit	$(75,046)	$2,221	$(72,825)
Adoption of the new revenue standard resulted in changes to our accounting policies for revenue recognition, certain variable considerations, and commissions expense. The adoption of the new revenue standard did not have a significant effect on our revenue; however, it did have an impact on the timing of when we expense commission costs incurred to obtain a contract and the reserves we establish for variable consideration from credits or other pricing accommodations we provide our clients. We expect the effect of the new revenue standard to be immaterial to our revenue on an ongoing basis. The primary effect to our net income on an ongoing basis relates to the reserve for credit accommodations and deferral of incremental commission costs incurred to obtain new contracts. Under the new revenue standard, we accrue for credit accommodations in our reserve during the month of billing, and credits reduce this reserve when issued. Further, we now initially defer commission costs and amortize these costs to expense over a period of benefit that we have determined to be three years. Deferred commissions were capitalized for open contracts at the date of initial application and are capitalized for new contracts in 2018.
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
We adopted ASU 2016-18 effective January 1, 2018. As a result of our adoption, changes in customer deposits held in restricted accounts will result in an increase or reduction in our cash flows from operating activities. Under previous rules, such changes were largely offset by the corresponding change in restricted cash and had a minimal impact on our statement of cash flows. The prior period financial statements included in this filing have been adjusted to reflect the adoption of ASU 2016-18. The effects of those adjustments to the Consolidated Statements of Cash Flows have been summarized in the table below:

	Originally Reported	Effect of Change	As Adjusted
	(in thousands)
Statement of Cash Flows for the year ended December 31, 2017
Net cash provided by operating activities	$137,327	$2,936	$140,263
Net cash used in investing activities	$(709,274)	$9,412	$(699,862)
Cash, cash equivalents and restricted cash at end of period	$69,343	$96,002	$165,345

Statement of Cash Flows for the year ended December 31, 2016
Net cash provided by operating activities	$136,216	$(6,767)	$129,449
Net cash used in investing activities	$(145,141)	$4,960	$(140,181)
Cash, cash equivalents and restricted cash at end of period	$104,886	$83,654	$188,540
Accounting Standards Update 2016-01
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) in February 2018, which provides clarification on certain guidance issued under ASU 2016-01. Among other things, ASU 2016-01 eliminates the cost method of accounting and requires that investments in equity securities that were previously accounted for under the cost method must now be measured at fair value, with changes in fair value recognized in net income. Equity instruments that do not have readily determinable fair values may be measured at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. This ASU became effective on January 1, 2018. We hold an investment which was accounted for under the cost method of accounting prior to January 1, 2018, which does not have a readily determinable fair value and which has had no observable price change. Therefore, we continue to measure this investment at cost, less any impairment. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
We will adopt this standard effective January 1, 2019 on a modified retrospective basis and will record a cumulative effect adjustment in the opening balance of retained earnings with an offsetting adjustment to other comprehensive income. Further, after adoption, the entire change in the fair value of our interest rate swaps will be recorded in other comprehensive income and reclassified into interest expense as interest payments are made on our variable rate debt. The changes in the ASU will not have a material impact on our consolidated financial statements.
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
ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which provides for an optional transition method to allow companies to initially account for the impact of the adoption with a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. This eliminates the requirement to restate amounts presented prior to January 1, 2019. We will adopt the standard effective January 1, 2019 under the optional transition method, or modified retrospective approach. We have elected the package of practical expedient available under the transition provisions including: (i) not reassessing whether expired or existing contracts contain leases, (ii) not reassessing lease classification, and (iii) not revaluing initial direct costs for existing leases. We also plan to elect the practical expedient which will allow aggregation of non-lease components with the related lease components when evaluating accounting treatment. We have made an accounting policy election to exempt leases with an initial term of twelve months or less from balance sheet recognition. Instead, short-term leases will be expensed over the lease term.
The adoption of this standard will materially impact our balance sheet by recognizing a right of use asset and lease liability between approximately $75.0 million and $100.0 million. The value of lease assets and lease liabilities recognized under ASU 2016-02 will change with the passage of time and from changes in specific facts and circumstances effecting the nature and timing of our contractual lease arrangements from period to period. As a result, the lease assets and lease liabilities that are recognized as of January 1, 2019 may not be indicative of amounts to be recognized in future periods. Adoption of this ASU will modify our ongoing analysis and disclosures of lease agreements. We have implemented a new lease software solution and continue to modify our business processes and internal controls as part of the adoption.

3. Acquisitions
Fiscal Year 2018
Rentlytics
In October 2018, we entered into an agreement and plan of merger whereby we acquired 100% of the capital stock of Rentlytics, Inc. (“Rentlytics”), a provider of business intelligence and data analytics software and services to the multi-family housing industry. Aggregate purchase consideration was $55.4 million, including deferred cash obligations of up to $8.0 million that will be released on the first and second anniversary dates of the closing date, subject to any indemnification claims. The acquisition was financed using cash on hand.
The acquired identified intangible assets consisted of client relationships, developed technology and trade names and were assigned estimated useful lives of ten, seven and ten years, respectively. Preliminary goodwill recognized of $42.4 million is primarily comprised of anticipated synergies from the expansion of our business intelligence and data analytics platform. Goodwill and acquired intangible assets are not deductible for tax purposes. Accounts receivable acquired have a gross value of $2.0 million, of which $0.4 million is estimated to be uncollectible. Acquisition costs associated with this transaction totaled $1.2 million, which also include certain change of control payments and related severance costs paid to former Rentlytics employees.
LeaseLabs
In September 2018, we acquired substantially all of the assets of LeaseLabs, Inc. (“LeaseLabs”), a full-stack marketing solutions provider to the multifamily housing industry. LeaseLabs provides online, social media and website marketing services to property management companies. Aggregate purchase consideration was $112.9 million, including deferred cash obligations of up to $11.8 million, subject to any indemnification claims, to be released on the first and second anniversary dates of the closing date, and contingent consideration of up to $9.9 million based on the collection of acquisition date accounts receivable balances during the six-month period after the acquisition date. The fair value of the contingent consideration was $7.0 million on the date of acquisition. We also issued 86,745 shares of our common stock at closing, which had a fair value of $5.3 million on the date of acquisition. We will issue shares of our common stock with a fair value of $5.0 million on the first anniversary date of the acquisition. A liability of $4.8 million has been recorded for the obligation to issue these shares. The acquisition was financed using cash on hand.
The acquired identified intangible assets consisted of client relationships, developed technology and trade names and were assigned estimated useful lives of ten, seven and ten years, respectively. Preliminary goodwill recognized of $84.7 million is primarily comprised of anticipated synergies from the expansion of our marketing platform with LeaseLabs’ marketing solutions and the combination of our marketing content, websites and lead management with LeaseLabs’ marketing solutions. Goodwill and acquired intangible assets are deductible for tax purposes. Accounts receivable acquired have a gross value of $3.5 million, of which $0.6 million is estimated to be uncollectible. Acquisition costs associated with this transaction totaled $0.4 million.
BluTrend
In July 2018, we acquired substantially all of the assets of Blu Trend, LLC (“BluTrend”), a provider of utility management services for the multifamily housing industry. The acquired assets will be integrated with our existing resident utility management platform. Aggregate purchase consideration was $8.5 million, including deferred cash obligations of up to $1.0 million, and deferred stock obligations of up to $1.0 million. The $2.0 million of deferred obligations are subject to indemnification claims as well as continued employment of certain BluTrend employees and will be released on the first and second anniversary dates of the closing date. The deferred obligations will be recognized as compensation expense over the two-year period after the acquisition date. The acquisition was financed using cash on hand.
The acquired identifiable intangible assets consisted of client relationships, developed technology and trade names and were assigned estimated useful lives of ten, five and two years, respectively. Preliminary goodwill recognized of $3.9 million is primarily comprised of anticipated synergies from integrating the BluTrend business into our utility management platform. Goodwill and the acquired identified intangible assets are deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.1 million.
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
We acquired ClickPay for purchase consideration of $221.1 million. The purchase consideration consisted of $139.0 million of cash, net of cash acquired of $7.5 million, the issuance of 870,168 shares of our common stock valued at $48.0 million, a deferred obligation of up to $10.2 million, and a liability of $24.7 million related to put and call option agreements, which had a fair value of $24.4 million on the date of acquisition. Approximately 187,480 shares of common stock issued at closing are subject to a holdback and subject to any indemnification claims made, will be released on the first anniversary date of the closing date. The deferred obligation requires us to issue shares of our common stock with a fair value of $9.8 million on the second anniversary date of the closing date. The acquisition of ClickPay was financed using funds available under our Credit Facility, as defined in Note 8, and cash on hand.
Pursuant to the acquisition agreement, certain holders initially retained units representing approximately 12% of the membership units of NovelPay, subject to put rights that could be exercised by the holders on or after September 1, 2018, and call rights that could be exercised by us on or after October 1, 2018. The exercise price of the put and call rights was the same as the per unit price of the membership units purchased at the closing. We evaluated the put and call options and determined the put and call options were embedded within the noncontrolling interests, and the economic substance represented a financing arrangement of the noncontrolling interests because of the substantially fixed exercise price and stated exercise dates. In June 2018, we and one of the remaining NovelPay noncontrolling interest holders agreed to waive the put and call exercise date, and we completed the purchase of such holder’s membership units for 395,206 shares of common stock valued at $21.8 million. In September 2018, the remaining NovelPay noncontrolling interest holders exercised their put rights, and we completed the purchase of the noncontrolling interest holders’ membership units for $2.9 million in cash. As of December 31, 2018, all outstanding membership units of NovelPay have been acquired. No earnings were attributed to the noncontrolling interests in the accompanying Consolidated Statements of Operations.
The acquired identified intangible assets consisted of developed technology, client relationships, and trade names. These intangible assets were assigned estimated useful lives of seven, ten and ten years, respectively. Preliminary goodwill recognized of $173.3 million is primarily comprised of anticipated synergies from leveraging ClickPay’s electronic payment platform, which is compatible with multiple third-party property management systems. Goodwill of $102.4 million arising from the acquisition of NovelPay is deductible for tax purposes; goodwill arising from the acquisition of ClickPay Services, Inc. is not. Accounts receivable acquired had a gross contractual value of $2.7 million at acquisition, of which $0.5 million was estimated to be uncollectible. Acquisition costs associated with this transaction totaled $1.6 million.
Purchase Consideration and Purchase Price Allocations
The estimated fair values of assets acquired and liabilities assumed are provisional and are based primarily on the information available as of each respective acquisition date. We believe this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from each respective acquisition date. The components of the purchase consideration and the preliminary allocation of each purchase price, including the effects of measurement period adjustments recorded as of December 31, 2018, are as follows:

	ClickPay	BluTrend	LeaseLabs	Rentlytics
	(in thousands)
Fair value of purchase consideration:
Cash, net of cash acquired	$138,983	$8,500	$84,498	$47,895
Common stock issued at closing	48,034	—	5,300	—
Deferred obligations, net	9,677	—	16,094	7,517
Noncontrolling interest financing	24,369	—	—	—
Contingent consideration	—	—	7,000	—
Total fair value of purchase consideration	$221,063	$8,500	$112,892	$55,412

Fair value of net assets acquired:
Restricted cash	$1,313	$—	$—	$—
Accounts receivable	2,226	226	2,853	1,585
Property, equipment, and software	89	—	865	—
Deferred tax asset, net	—	—	—	988
Intangible assets:
Developed product technologies	29,100	730	8,300	3,300
Client relationships	20,700	3,510	17,800	8,500
Trade names	2,900	30	1,100	400
Goodwill	173,250	3,887	84,674	42,351
Other assets	362	122	321	401
Accounts payable and accrued liabilities	(2,698)	(5)	(696)	(763)
Client deposits held in restricted accounts	(1,313)	—	—	—
Deferred revenue	—	—	(2,325)	(1,350)
Deferred tax liability, net	(4,866)	—	—	—
Total fair value of net assets acquired	$221,063	$8,500	$112,892	$55,412

Acquisitions Prior to 2018
We completed eight acquisitions during fiscal years 2017 and 2016. A summary of each acquisition can be found in the table below:

	Date of Acquisition	Aggregate Purchase Price	Closing Cash Payment, Net of Cash Acquired	Net Tangible Assets Acquired (Liabilities Assumed)	Identified Intangible Assets	Goodwill Recognized
		(in thousands)
NWP Services Corporation	March 2016	$68,183	$62,190	$18,314	$16,349	$33,520
AssetEye, Inc.	May 2016	$4,911	$3,749	$(928)	$2,685	$3,154
eSupply Systems, LLC	June 2016	$7,046	$5,461	$267	$3,585	$3,194
Axiometrics LLC	January 2017	$73,757	$66,050	$(5,963)	$25,530	$54,190
American Utility Management	June 2017	$69,412	$64,775	$1,107	$22,398	$45,907
On-Site Manager, Inc.	September 2017	$251,109	$225,300	$3,197	$65,320	$182,592
PEX Software Limited	October 2017	$6,031	$5,103	$(369)	$3,100	$3,300
Lease Rent Options	December 2017	$299,923	$298,040	$5,263	$91,666	$202,994
Purchase consideration for Axiometrics included contingent consideration of up to $5.0 million payable if certain revenue targets were achieved during the twelve-month period ending December 31, 2018. Based on information that was available at December 31, 2018, management has determined the fair value of the contingent consideration to be zero. Refer to Note 13 for additional information regarding our contingent consideration liabilities.
Deferred Obligations and Contingent Consideration Activity
The following table presents changes in our deferred cash and stock obligations and contingent consideration for the fiscal years ended December 31, 2018 and 2017:

	Deferred Cash and Stock Obligations	Contingent Consideration	Total
	(in thousands)
Balance at January 1, 2017	$14,150	$541	$14,691
Additions, net of fair value discount	42,104	812	42,916
Cash payments	(8,215)	(700)	(8,915)
Accretion expense	1,049	—	1,049
Change in fair value	—	(239)	(239)
Indemnification claims and other adjustments	(2,072)	—	(2,072)
Balance at December 31, 2017	47,016	414	47,430
Additions, net of fair value discount	36,313	7,000	43,313
Cash payments	(29,600)	(247)	(29,847)
Accretion expense	1,970	—	1,970
Change in fair value	—	(1,167)	(1,167)
Indemnification claims and other adjustments	(3,557)	—	(3,557)
Balance at December 31, 2018	$52,142	$6,000	$58,142

Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the years ended December 31, 2018 and 2017, as if the aforementioned 2018 and 2017 acquisitions had occurred as of January 1, 2017 and January 1, 2016, respectively. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax expense or benefit, issuance of our common shares, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Year Ended December 31,
	2018 Pro Forma	2017 Pro Forma
	(unaudited)
	(in thousands, except per share amounts)
Total revenue	$899,966	$809,987
Net income (loss)	$27,969	$(14,210)
Net income (loss) per share:
Basic	$0.32	$(0.18)
Diluted	$0.30	$(0.18)

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
We recorded a net increase to opening equity of $2.2 million as of January 1, 2018 as the cumulative effect of adopting the new revenue standard. The effect on revenues of adopting the new revenue standard for the fiscal year ended December 31, 2018 is presented in the “Impact on Consolidated Financial Statements” section below.
Disaggregation of Revenue
The following table presents our revenues disaggregated by major revenue source. Sales and usage-based taxes are excluded from revenues.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
On demand
Property management	$186,975	$167,002	$152,890
Resident services	350,457	272,176	218,097
Leasing and marketing	166,361	123,804	116,505
Asset optimization	129,916	79,640	55,039
Total on demand revenue	833,709	642,622	542,531

Professional and other	35,771	28,341	25,597
Total revenue	$869,480	$670,963	$568,128
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
Contract Balances
Contract assets generally consist of amounts recognized as revenue before they can be invoiced to clients or amounts invoiced to clients prior to the period in which the service is provided where the right to payment is subject to conditions other than just the passage of time. These contract assets are included in “Accounts receivable” in the accompanying Consolidated Financial Statements and related disclosures. Contract liabilities are comprised of billings or payments received from our clients in advance of performance under the contract. We refer to these contract liabilities as “Deferred revenue” in the accompanying Consolidated Financial Statements and related disclosures. We recognized $113.7 million of on demand revenue during the year ended December 31, 2018, which was included in the line “Deferred revenue” in the accompanying Consolidated Balance Sheets as of the beginning of the period.
Contract Acquisition Costs
We capitalize certain commissions as incremental costs of obtaining a contract with a client if we expect to recover those costs. The commissions are capitalized and amortized over a period of benefit determined to be three years. As of December 31, 2018, the current and noncurrent balances of capitalized commissions costs recorded in the lines “Other current assets” and “Other assets” in the accompanying Consolidated Balance Sheets were $6.7 million and $7.8 million, respectively. During the year ended December 31, 2018, we amortized commission costs totaling $5.4 million. No impairment loss was recognized in relation to these capitalized costs.

Remaining Performance Obligations
Certain clients commit to purchase our solutions for terms ranging from two to seven years. We expect to recognize approximately $414.7 million of revenue in the future related to performance obligations for on demand contracts with an original duration greater than one year that were unsatisfied or partially unsatisfied as of December 31, 2018. Our estimate does not include amounts related to:

•	professional and usage-based services that are billed and recognized based on services performed in a certain period;

•	amounts attributable to unexercised contract renewals that represent a material right; or

•	amounts attributable to unexercised client options to purchase services that do not represent a material right.
We expect to recognize revenue on approximately 68.8% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter. Revenue from remaining performance obligations for professional service contracts as of December 31, 2018 was immaterial.
Impact on Consolidated Financial Statements
The following tables summarize the effects of the adoption of ASU 2014-09 on selected line items within our Consolidated Statements of Operations and Balance Sheets:

	Year Ended December 31, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of Change on Net Income Higher/(Lower)
	(in thousands)
Revenue
On demand	$833,709	$835,465	$(1,756)
Professional and other	35,771	32,886	2,885
Total revenue	$869,480	$868,351	$1,129
Operating expenses
Sales and marketing	$166,607	$174,578	$7,971

Net income before income taxes	$34,300	$25,200	$9,100
Income tax expense (benefit)	(425)	(2,608)	(2,183)
Net income	$34,725	$27,808	$6,917

	Balances at December 31, 2018 - as reported	Balances at December 31, 2018 without adoption of ASU 2014-09	Effect of Change Higher/(Lower)
	(in thousands)
Assets
Accounts receivable, less allowances	$123,596	$130,742	$(7,146)
Other current assets	$15,185	$8,198	$6,987
Other assets	$20,393	$12,114	$8,279
Liabilities
Current portion of deferred revenue	$120,704	$125,078	$(4,374)
Deferred revenue	$4,902	$4,902	$—
The adoption of ASU 2014-09 had no net effect on the Consolidated Statements of Cash Flows for the year ended December 31, 2018.

5. Accounts Receivable
Accounts receivable consisted of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Trade receivables from clients	$120,767	$115,354
Insurance commissions receivable	11,679	13,102
Accounts receivable, gross	132,446	128,456
Less: Allowances	(8,850)	(3,951)
Accounts receivable, net	$123,596	$124,505
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

6. Property, Equipment, and Software
Property, equipment, and software consisted of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Leasehold improvements	$63,391	$59,179
Data processing and communications equipment	68,015	83,922
Furniture, fixtures, and other equipment	33,840	28,752
Software	131,437	107,924
Property, equipment, and software, gross	296,683	279,777
Less: Accumulated depreciation and amortization	(143,155)	(131,349)
Property, equipment, and software, net	$153,528	$148,428
Depreciation and amortization expense for property, equipment, and purchased software was $28.5 million, $27.2 million, and $24.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The unamortized amount of capitalized software development costs was $54.9 million and $45.5 million at December 31, 2018 and 2017, respectively. Amortization expense related to capitalized software development costs totaled $11.9 million, $8.0 million, and $5.8 million during the years ended December 31, 2018, 2017, and 2016, respectively.

7. Goodwill and Identified Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2018 and 2017, were as follows, in thousands:

Balance at January 1, 2017	$259,938
Goodwill acquired	491,079
Measurement period and other adjustments	35
Balance at December 31, 2017	751,052
Goodwill acquired	304,162
Measurement period and other adjustments	(2,095)
Balance at December 31, 2018	$1,053,119
We completed our annual goodwill impairment test during the fourth quarter of the fiscal year ended December 31, 2018. Based on the results of the quantitative analysis, we concluded that there was no impairment of goodwill. In 2017 or 2016, we performed qualitative assessments which did not result in the impairment of goodwill.
Intangible assets consisted of the following at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$207,310	$(100,445)	$106,865	$164,640	$(76,577)	$88,063
Client relationships	264,228	(107,155)	157,073	213,728	(78,390)	135,338
Vendor relationships	5,650	(5,650)	—	5,650	(5,650)	—
Trade names	22,956	(10,682)	12,274	17,556	(4,325)	13,231
Non-compete agreements	4,173	(1,395)	2,778	4,173	(605)	3,568
Total finite-lived intangible assets	504,317	(225,327)	278,990	405,747	(165,547)	240,200
Indefinite-lived intangible assets:
Trade names	8,388	—	8,388	12,137	—	12,137
Total intangible assets	$512,705	$(225,327)	$287,378	$417,884	$(165,547)	$252,337
Amortization expense for finite-lived intangible assets totaled $59.8 million, $31.9 million, and $24.5 million during the years ended December 31, 2018, 2017, and 2016, respectively.
The following table sets forth the estimated amortization of intangible assets for the years ending December 31, in thousands:

2019	$61,916
2020	52,679
2021	45,446
2022	35,686
2023	28,553
In the fourth quarter of 2018, we recorded an impairment charge of $2.7 million related to the indefinite-lived trade name of our 2010 acquisition of Level One, based on the excess of the carrying value over its estimated fair value. Fair value was estimated using standard valuation methodologies (principally the income and market approach) incorporating market participant considerations and management’s assumptions on revenue growth rates, royalty rates and discount rates. The key factor contributing to the impairment was a change in our long-term marketing strategy for this product offering, which included a shift away from the use of a separate Level One branding and towards a RealPage Contact Center branding. The remaining balance of $1.0 million was reclassified to finite-lived intangible assets as of December 31, 2018 and will be amortized over its estimated remaining useful life of five years. The method utilized to estimate the fair value incorporated significant unobservable inputs, and we concluded that the measurement should be classified within Level 3 of the fair value hierarchy.

In 2016, we sold certain assets associated with our senior living referral services and recorded an impairment of the associated trade name of $0.8 million in connection with the disposition.
These impairment charges are included in “Sales and marketing” in the accompanying Consolidated Statements of Operations.

8. Debt
On September 30, 2014, we entered into an agreement for a secured credit facility. The credit facility agreement was subsequently amended during 2016 and 2017, and was further amended in March 2018 (inclusive of these amendments, the “Credit Facility”). We incurred debt issuance costs in the amount of $1.1 million related to the execution of the March 2018 amendment. The Credit Facility matures on February 27, 2022, and includes the following:
Revolving Facility: The Credit Facility provides $350.0 million in aggregate commitments for revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”).
Term Loan: In February 2016, we originated a term loan in the original principal amount of $125.0 million under the Credit Facility (“Term Loan”). We made quarterly principal payments of $0.8 million through March 31, 2018, that increased to $1.5 million beginning on June 30, 2018, and that will increase again to $3.1 million beginning on June 30, 2020.
Delayed Draw Term Loan: In December 2017, we drew funds of $200.0 million available under the delayed draw term loan (“Delayed Draw Term Loan”). We made quarterly principal payments of $1.3 million through March 31, 2018, that increased to $2.5 million beginning on June 30, 2018, and that will increase again to $5.0 million beginning on June 30, 2020.
Revolving loans under the Credit Facility may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan and Delayed Draw Term Loan (collectively, the “Term Loans”) are due in quarterly installments, as described above, and may not be re-borrowed. All outstanding principal and accrued but unpaid interest is due on the maturity date. The Term Loans are subject to mandatory repayment requirements in the event of certain asset sales or if certain insurance or condemnation events occur, subject to customary reinvestment provisions. We may prepay the Term Loans in whole or in part at any time, without premium or penalty.
Accordion Feature: The Credit Facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our Senior Leverage Ratio, as defined below, to exceed 3.50 to 1.00 (the “Accordion Feature”).
At our option, amounts outstanding under the Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.25%, or the Base Rate, plus a margin ranging from 0.25% to 1.25% (“Applicable Margin”). The base LIBOR is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our Net Leverage Ratio, as defined below. Accrued interest on amounts outstanding under the Credit Facility is due and payable quarterly, in arrears, for loans bearing interest as the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR.
Certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Credit Facility, and the obligations under the Credit Facility are secured by substantially all of our assets and the assets of the subsidiary guarantors. The Credit Facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; grant liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness; make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Our covenants also include requirements that we comply with the following financial covenants:
Consolidated Net Leverage Ratio: The Consolidated Net Leverage Ratio (“Net Leverage Ratio”), defined as a ratio of consolidated funded indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, as defined in the Credit Facility, of 5.00 to 1.00.
Consolidated Interest Coverage Ratio: The Consolidated Interest Coverage Ratio (“Interest Coverage Ratio”), defined as a ratio of the four previous fiscal quarters’ consolidated EBITDA to our interest expense for the same period, excluding non-cash interest attributable to the Convertible Notes, as defined below, of 3.00 to 1.00.
Consolidated Senior Secured Net Leverage Ratio: The Consolidated Senior Secured Net Leverage Ratio (“Senior Leverage Ratio”), defined as a ratio of consolidated senior secured indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the four previous consecutive fiscal quarters’ consolidated EBITDA, of 3.75 to 1.00.

As of December 31, 2018, we were in compliance with the covenants under our Credit Facility.
The Credit Facility contains customary events of default, subject to customary cure periods for certain defaults. In the event of a default, the obligations under the Credit Facility could be accelerated, the applicable interest rate could be increased, the loan commitments could be terminated, our subsidiary guarantors could be required to pay the obligations in full and our lenders would be permitted to exercise remedies with respect to all of the collateral that is securing the Credit Facility. Any such default that is not cured or waived could have a material adverse effect on our liquidity and financial condition.
As of December 31, 2018, we had $350.0 million of available credit under our Revolving Facility and there were no outstanding borrowings. Principal outstanding for the Revolving Facility was $50.0 million at December 31, 2017. We incur commitment fees on the unused portion of the Revolving Facility. The carrying value of the Revolving Facility approximates its fair value.
Unamortized debt issuance costs for the Revolving Facility were $1.3 million and $0.6 million at December 31, 2018 and 2017, respectively, and are included in the line “Other assets” in the Consolidated Balance Sheets.
Principal outstanding, and unamortized debt issuance costs for the Term Loans, were as follows at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Term Loan	Delayed Draw Term Loan	Term Loan	Delayed Draw Term Loan
	(in thousands)
Principal outstanding	$114,990	$190,000	$120,356	$198,750
Unamortized issuance costs	(171)	(606)	(233)	(821)
Unamortized discount	(137)	(361)	(185)	(490)
Carrying value	$114,682	$189,033	$119,938	$197,439
The fair value of the Term Loans on December 31, 2018 and 2017 was $298.9 million and $303.8 million, respectively. The fair value was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities. We concluded that this fair value measurement should be categorized within Level 2.
Future maturities of principal under the Term Loans are as follows for the years ending December 31, in thousands:

Term Loans
2019	$16,133
2020	28,232
2021	32,266
2022	228,359
$304,990
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
The Convertible Notes accrue interest at a rate of 1.50%, payable semi-annually on May 15 and November 15 of each year. On or after May 15, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at their option. The Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. Based on our closing stock price of $48.19 on December 31, 2018, the if-converted value exceeded the aggregate principal amount of the Convertible Notes by $51.3 million.

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
The net carrying amount of the Convertible Notes at December 31, 2018 and 2017, was as follows:

	December 31,
	2018	2017
	(in thousands)
Liability component:
Principal amount	$345,000	$345,000
Unamortized discount	(46,235)	(56,557)
Unamortized debt issuance costs	(5,922)	(7,244)
	$292,843	$281,199

Equity component, net of issuance costs and deferred tax:	$61,390	$61,390

The estimated fair value of the Convertible Notes at December 31, 2018 and 2017 was $441.4 million and $430.3 million, respectively. The estimated fair value is based on quoted market prices as of the last trading day of the year; however, the Convertible Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Convertible Notes could be retired or transferred. We concluded this measurement should be classified within Level 2.
The following table sets forth total interest expense related to the Convertible Notes for the year ended December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Contractual interest expense	$5,175	$3,119
Amortization of debt discount	10,322	5,991
Amortization of debt issuance costs	1,322	766
	$16,819	$9,876
The effective interest rate of the liability component for the year ended December 31, 2018 and 2017 was 5.87%.
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

9. Stock-based Expense and Employee Benefits
Stock-based Expense
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
We also grant awards to our directors under the Equity Incentive Plan. Prior to 2010, these awards were generally in the form of stock options. Beginning in 2010, the awards granted to our directors are generally in the form of restricted stock. The awards granted to directors generally vest ratably over a period of four quarters; however, should a director leave the board, we have the right to repurchase shares as if the awards vested on a pro rata basis.
Our board of directors periodically approves increases to the number of shares of common stock reserved for issuance under the Equity Incentive Plan. At both December 31, 2018 and 2017, there were 27,634,259 shares of our common stock reserved for awards under the Equity Incentive Plan. The Plan permits the exercise of stock options and grants of restricted stock to be fulfilled through the issuance of previously authorized but unissued common stock shares, or the reissuance of shares held in treasury. Beginning in March 2017, we began to primarily utilize treasury shares when stock options are exercised or restricted stock is granted. Prior to that point, we generally utilized unissued common stock shares to satisfy these items.
The following table represents a consolidated summary of our stock-based plan activity:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Total compensation expense recognized	$50,641	$45,835	$36,852
Cash proceeds related to stock-based expense transactions	$13,163	$27,014	$28,490
Aggregate grant-date fair value of shares and stock options that vested during the year	$49,711	$48,662	$28,624
Total unrecognized compensation expense related to our stock-based expense plans was $73.8 million at December 31, 2018, and is expected to be recognized over a weighted average period of 1.9 years.
Stock Option Awards
Stock options granted prior to February 2014 generally vested over a period of sixteen quarters, with 75% vesting ratably over fifteen quarters and the remaining 25% vesting in the sixteenth quarter. Beginning in February 2014, stock options granted generally vested ratably over a period of twelve quarters. Expense is recognized over the requisite service period in a manner that reflects the vesting of the related awards. Awards under the plan generally expire ten years from the date of the grant. All outstanding options were granted at exercise prices equal to or exceeding our estimate of the fair market value of our common stock at the date of grant.
The following table summarizes stock option transactions under our Stock Incentive Plan and Equity Incentive Plan:

	Number of Shares	Range of Exercise Prices			Weighted Average Exercise Price
Balance as of January 1, 2016	5,801,873	$0.91	–	$29.50	$19.43
Exercised	(1,568,699)	1.68	–	27.18	18.16
Forfeited/cancelled	(625,431)	4.28	–	29.50	21.77
Expired	(654)	0.91	–	0.91	0.91
Balance at December 31, 2016	3,607,089	2.55	–	29.50	19.58
Exercised	(1,344,569)	5.04	–	29.50	20.09
Forfeited/cancelled	(61,892)	15.19	–	25.70	19.66
Expired	(163)	2.55	–	2.82	2.73
Balance at December 31, 2017	2,200,465	4.28	–	29.50	19.26
Exercised	(658,564)	4.92	–	29.50	20.00
Forfeited/cancelled	(11,329)	15.19	–	25.70	18.85
Expired	(2,250)	7.00	–	7.00	7.00
Balance at December 31, 2018	1,528,322	4.28	–	29.50	18.96
The below table provides information regarding outstanding stock options which were fully vested and expected to vest and exercisable options at December 31:

	2018		2017
	Options Fully Vested	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of options	1,528,322	1,528,322	2,200,465	1,999,278
Weighted-average remaining contractual term (in years)	4.1	4.1	5.5	5.3
Weighted-average exercise price	$18.96	$18.96	$19.26	$19.16
Aggregate intrinsic value, in thousands	$44,674	$44,674	$55,106	$50,257
The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016, was $23.0 million, $25.1 million, and $11.3 million, respectively. There were no stock options awarded during the years ended December 31, 2018, 2017, and 2016.

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
A summary of time-based restricted stock award activity is presented in the table below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2016	1,068,706	$20.05
Granted	1,793,257	20.79
Vested	(841,983)	20.14
Forfeited/cancelled	(386,479)	20.21
Non-vested shares at December 31, 2016	1,633,501	20.78
Granted	1,359,578	36.25
Vested	(953,749)	23.73
Forfeited/cancelled	(283,342)	28.01
Non-vested shares at December 31, 2017	1,755,988	30.05
Granted	1,289,866	53.26
Vested	(1,017,367)	31.92
Forfeited/cancelled	(242,675)	40.70
Non-vested shares at December 31, 2018	1,785,812	44.34
Market-based restricted stock awards:
Market-based restricted stock awards become eligible for vesting upon the achievement of specific market-based conditions based on the per share price of our common stock. Shares that become eligible to vest, if any, become Eligible Shares. Eligible Shares generally vest ratably over a period of four quarters, beginning on the first day of the quarter immediately after they become Eligible Shares. Vesting is conditional upon the recipient remaining a service provider to us, as defined in the plan document, through each applicable vesting date.
A summary of market-based restricted stock award activity is presented in the table below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2016	1,015,095	$11.85
Granted	794,025	13.58
Vested	(51,250)	12.52
Forfeited/cancelled	(193,710)	11.61
Balance at December 31, 2016	1,564,160	12.73
Granted	535,441	28.18
Vested	(1,407,133)	13.69
Forfeited/cancelled	(2,303)	13.34
Balance at December 31, 2017	690,165	22.76
Granted	517,364	35.66
Vested	(677,857)	23.02
Balance at December 31, 2018	529,672	35.03

We estimate the fair value of market-based restricted stock awards using a discrete model to analyze the fair value of the subject shares. The discrete model utilizes multiple stock price-paths, through the use of Monte Carlo simulation, which are then analyzed to determine the fair value of the subject shares. The weighted average of assumptions used to value awards granted during 2018, 2017, and 2016 were as follows:

	2018	2017	2016
Risk-free interest rate	2.5%	1.8%	1.1%
Expected volatility	31.2%	31.6%	41.5%
Risk-free interest rate. We estimated the risk-free rate from the three year U.S. Treasury strip note yield curve as of the valuation date.
Expected volatility. We estimate expected volatility based on our historic and implied volatility rate.
Expense related to the market-based restricted stock awards is recognized over the requisite service period using the graded-vesting attribution method. The requisite service period is a measure of the expected time to achieve the specified market condition plus the time-based vesting period. The expected time to achieve the market condition is estimated utilizing a Monte Carlo simulation, considering only those stock price-paths in which the market condition is achieved. The estimated requisite service period for market-based restricted stock shares issued in 2018 ranged from six to ten quarters. Market-based restricted stock awards granted in 2017 had requisite service periods ranging from five to seven quarters.
Employee Benefit Plans
In 1998, our board of directors approved a defined contribution plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code. Our 401(k) Plan (“Plan”) covers substantially all employees who meet a minimum service requirement. Contributions of $4.2 million, $2.9 million, and $2.4 million were made by us under the Plan for the years ended December 31, 2018, 2017, and 2016, respectively.

10. Commitments and Contingencies
Lease Commitments
We lease office facilities and equipment for various terms under long-term, non-cancellable operating lease agreements. The leases expire at various dates through 2028 and provide for renewal options. The agreements generally require us to pay for executory costs such as real estate taxes, insurance, and repairs.
In May 2015, we entered into a lease agreement for office space located in Richardson, Texas to serve as our new corporate headquarters and data center. The lease is for a term of twelve years, beginning in 2016, and includes optional extension periods. The lease agreement contains provisions for rent escalations over the term of the lease and leasehold improvement incentives. We completed the move of our corporate headquarters and data center to this new facility in the third quarter of 2016. Our lease for our previous corporate headquarters expired in December 2016.
Rent expense was $15.8 million, $13.8 million, and $14.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Minimum annual rental commitments under non-cancellable operating leases, net of sublease income amounts, were as follows at December 31, 2018:

Minimum Lease Commitments
(in thousands)
2019	$16,996
2020	12,650
2021	11,485
2022	10,433
2023	10,229
Thereafter	38,416
$100,209
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2018 or 2017.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of December 31, 2018 or 2017.
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
Following various procedural motions, on June 19, 2017, the court in both the Stokes case and Jenkins case consolidated the cases, for purposes of settlement. On June 30, 2017, the parties signed a Settlement Agreement and Release covering both cases, and the plaintiffs in the consolidated cases filed an uncontested motion for preliminary approval of the class action settlement and the notice to the class. On August 3, 2017, the court issued a written order preliminarily approving the proposed class settlement. Following the final approval hearing on February 6, 2018, the court entered an order granting final approval of the settlement.
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
At December 31, 2018 and 2017, we had accrued amounts for estimated settlement losses related to legal matters. We do not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
We are involved in other legal proceedings and claims, including purported class action lawsuits, not described above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.

11. Net Income per Share
Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. Included within net income per share is the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 286,449, 193,274, and 220,473 were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the years ended December 31, 2018, 2017, and 2016, respectively.
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
The Warrants sold in connection with the issuance of the Convertible Notes are considered to be dilutive when the average price of our common stock during the period exceeds the Warrants’ strike price of $57.58 per share. The effect of the additional shares that may be issued upon exercise of the Warrants is included in total dilutive weighted average shares outstanding using the treasury stock method and is shown in the table below. The Note Hedges purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. Refer to Note 8 for further discussion regarding the Convertible Notes.
We exclude common shares subject to a holdback pursuant to business combinations from the calculation of basic weighted average shares outstanding where the release of such shares is contingent upon an event not solely subject to the passage of time. As of December 31, 2018, there were approximately 196,000 contingently returnable shares related to our acquisitions of ClickPay and BluTrend, which were excluded from the computation of basic net income per share as these shares are subject to sellers’ indemnification obligations and are subject to a holdback. There were no contingently returnable shares as of December 31, 2017, and 2016. Dilutive common shares outstanding include the weighted average contingently issuable shares discussed above that are subject to a holdback, as well as the weighted average contingently issuable shares to be issued subject to a holdback on the first anniversary dates of the ClickPay and BluTrend acquisitions. These shares are subject to release to the sellers on the first and second anniversary dates of the acquisitions but are contingent on the sellers’ indemnification obligations. Refer to Note 3 for further discussion regarding the ClickPay and BluTrend acquisitions.
The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$34,725	$377	$16,650
Denominator:
Basic:
Weighted average shares used in computing basic net income per share:	87,290	79,433	76,854
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	2,032	2,884	989
Convertible Notes and Warrants	1,948	81	—
Contingently issuable shares in connection with our acquisitions	261	—	—
Weighted average shares used in computing diluted net income per share:	91,531	82,398	77,843
Net income per share:
Basic	$0.40	$0.00	$0.22
Diluted	$0.38	$0.00	$0.21

12. Income Taxes
The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Domestic	$32,190	$12,424	$23,817
Foreign	2,110	2,817	3,669
Total	$34,300	$15,241	$27,486
Our income tax expense consisted of the following components:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$666	$36	$401
State	295	578	756
Foreign	738	313	449
Total current income tax expense	1,699	927	1,606
Deferred:
Federal	(1,543)	14,620	9,055
State	(255)	(900)	235
Foreign	(326)	217	(60)
Total deferred income tax (benefit) expense	(2,124)	13,937	9,230
Total income tax expense	$(425)	$14,864	$10,836
The reconciliation of our income tax expense computed at the U.S. federal statutory tax rate to the actual income tax expense is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Expense derived by applying the Federal income tax rate to income before income taxes	$7,203	$5,335	$9,620
State income tax, net of federal benefit	(204)	135	735
Foreign income tax	26	(631)	(922)
Change in valuation allowance	734	—	—
Nondeductible expenses	2,187	1,606	545
Fair value adjustment on stock acquisition	33	(17)	150
Stock-based expense	(11,788)	(19,080)	285
Reduction in available Federal NOL	—	—	255
Federal income tax rate reduction	—	25,070	—
Deemed repatriation of foreign earnings	—	2,211	—
Base erosion and anti-abuse tax	1,117	—	—
Other	267	235	168
Total income tax expense	$(425)	$14,864	$10,836

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Reserves, deferred revenue and accrued liabilities	$17,120	$16,443
Stock-based expense	8,408	8,912
Net operating loss carryforwards and tax credits	56,210	42,119
Deferred tax assets before valuation allowance	81,738	67,474
Valuation allowance	(1,251)	(517)
Total deferred tax assets, net of valuation allowance	80,487	66,957
Deferred tax liabilities:
Property, equipment, and software	(16,810)	(15,378)
Intangible assets	(13,580)	(3,940)
Other	(7,495)	(2,752)
Total deferred tax liabilities	(37,885)	(22,070)
Net deferred tax assets	$42,602	$44,887
In connection with our adoption of ASU 2014-09, as amended, in January 2018, we recognized additional net deferred tax liabilities of $0.8 million.
The acquisition of the stock of ClickPay Services, Inc. in April 2018 resulted in an additional net deferred tax liability of approximately $4.9 million comprising additional deferred tax assets from federal NOLs of $0.9 million and deferred tax liabilities from intangible assets of $5.8 million.
The acquisition of the stock of Rentlytics, Inc. in October 2018 resulted in an additional net deferred tax asset of approximately $1.0 million comprising additional deferred tax assets from federal NOLs of $3.7 million and deferred tax liabilities from intangible assets of $2.7 million.
The acquisition of the stock of PEX Software Ltd and its subsidiary PEX Australia Ltd in October 2017 resulted in an additional net deferred tax liability of approximately $0.1 million.
The acquisition of the stock of an On-Site subsidiary, in connection with the acquisition of certain discrete assets of On-Site Manager, Inc. in September 2017, resulted in additional deferred tax liabilities of $1.2 million, primarily related to intangible assets.
On December 22, 2017, the Tax Reform Act was signed into law making significant changes to the Internal Revenue Code. Changes included, but were not limited to, a federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As a result of the Tax Reform Act, we recorded $25.1 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted, to reduce the carrying value of our net deferred tax assets to reflect the lower U.S. federal corporate tax rate. We also recognized tax expense of $2.2 million as a result of the deemed repatriation of foreign earnings.
Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations where a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. In accordance with SAB 118, we determined in 2017 that the $25.1 million of deferred tax expense recorded in connection with the remeasurement of our net deferred tax assets and the $2.2 million of tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings were provisional amounts and were reasonable estimates at December 31, 2017. In 2018, we completed our assessment of the effects of the adoption of the Tax Reform Act. There were no material changes to our original estimates.
Because of the deemed repatriation discussed above, all of our estimated foreign earnings have been subjected to U.S. federal income tax. Foreign earnings generated after December 31, 2017, that are distributed to RealPage, Inc. as a dividend will receive a 100% dividends received deduction for federal income tax purposes, subject to certain limitations under Subpart

F income and new global intangible low-taxed income (“GILTI”) regulations. We provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We received no dividends from our foreign subsidiaries during 2018.
We periodically evaluate the realizability of our deferred tax assets. If we determine that it is more likely than not that all or a portion of such assets are not realizable, we provide a valuation allowance against the assets. The determination of the level of valuation allowance, if any, required at any time is based on a forecast of future taxable income that includes many judgments and assumptions. Accordingly, it is at least reasonably possible that future changes in one or more assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods. In 2017, we recognized a $0.3 million valuation allowance against our state NOLs in connection with the adoption of ASU 2016-09, as discussed above, and recorded an additional valuation allowance of $0.2 million against the NOLs of one of our foreign subsidiaries. In 2018, we recorded an additional valuation allowance of $0.8 million against certain deferred tax assets associated with a portion of our stock compensation expense. We believe the realization of such assets in the future may be constrained by Internal Revenue Code Section 162(m) limitations on the deductibility of executive compensation when the underlying restricted shares vest.
As of December 31, 2018, our tax-effected federal, state, and international NOL carryforwards of $49.9 million, $5.0 million, and $0.1 million, respectively, and our combined federal, state and international tax credits of $1.2 million comprise a major component of our deferred tax assets. If not used, the underlying gross federal NOLs totaling $237.6 million will begin to expire in 2024 and the underlying state NOLs totaling $81.2 million will begin to expire in 2019, with approximately $2.1 million expiring in the next five years. Approximately $0.1 million of our credits expire in 2026, and the balance has no expiration date. Approximately $0.7 million of our tax credits will be fully realizable by 2021.
Net operating losses that we have generated are not currently subject to the Section 382 limitation; however, $52.7 million of net operating losses generated by our subsidiaries prior to our acquisition of them are subject to the Section 382 limitation. The limitation on these pre-acquisition net operating loss carryforwards will fully expire in 2037. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three year period also may limit utilization of the federal net operating loss carryforwards.
As a result of our adoption of ASU 2016-09, we began to account for all excess tax benefits and deficits arising from current period stock transactions as part of our income tax provision effective January 1, 2017. During the years ended December 31, 2018 and 2017, our tax provision was reduced by approximately $11.8 million and $19.1 million, respectively, as a result of excess stock compensation deductions from the vesting of restricted stock and the exercise of stock options during the year. Prior to the adoption of ASU 2016-09, we used the “with-and-without” method, as described in ASC 740, for purposes of determining when excess tax benefits had been realized. In 2016, we recognized excess stock compensation benefits from NOLs of $3.1 million, and these benefits were recognized as additions to paid-in capital and, thus, did not benefit our tax provision for those years.
Our subsidiary in Hyderabad, India benefited from a tax holiday granted under the Software Technology Parks of India program that began upon commencement of business operations in 2008 and continued through March 31, 2011. During this holiday period, we were required to pay a minimum alternative tax which was available to reduce our post-holiday tax liability. Effective July 8, 2013, this subsidiary began to benefit from a tax holiday under the Special Economic Zone program. This benefit was initially granted for a five years period and applies to a portion of our operations in this location. The benefit was reduced from a 100% tax holiday to a 50% tax holiday in April 2018. As a result of this tax holiday, the Company realized tax savings of $0.1 million, $0.4 million, and $0.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Our subsidiary in Manila, Philippines has benefited from Philippines income tax holiday incentives pursuant to registration with the Philippine Economic Zone Authority (“PEZA”). At various times, we have had up to four PEZA projects that qualified for tax holiday status. As of September 30, 2018, the tax holidays on all but one project have expired. Tax savings realized under the Philippine tax holiday incentives were $0.3 million, $0.2 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Uncertain Tax Positions
At December 31, 2018 and 2017, we had no unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized income tax benefits in income tax expense, and as of December 31, 2018 and 2017, there were no accrued interest and penalties.
We file consolidated and separate tax returns in the U.S. federal jurisdiction and six foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2015 and are no longer subject to state and local income tax examinations by tax authorities for years before 2014; however, net operating losses from all years continue to be subject to examinations and adjustments for at least three years following the year in which the attributes are used.
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

13. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis:
Interest rate swap agreements: The fair value of our interest rate derivatives are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
Although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. We have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps. As a result, we determined that our interest rate swap valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, by the fair value hierarchy levels as described above:

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$923	$—	$923	$—

Liabilities:
Interest rate swap agreements	413	—	413	—
Contingent consideration related to the acquisition of:
LeaseLabs	6,000	—	—	6,000
Total liabilities measured at fair value	$6,413	$—	$413	$6,000

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$1,329	$—	$1,329	$—

Liabilities:
Contingent consideration related to the acquisition of:
AssetEye	247	—	—	247
Axiometrics	167	—	—	167
Total liabilities measured at fair value	$414	$—	$—	$414
There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the years ended December 31, 2018 and 2017.
Changes in the fair value of Level 3 measurements for the reporting periods were as follows during the years ended December 31, 2018 and 2017, in thousands:

Balance at January 1, 2017	$541
Initial contingent consideration	812
Net gain on change in fair value	(939)
Balance at December 31, 2017	414
Initial contingent consideration	7,000
Settlements through cash payments	(247)
Net gain on change in fair value	(1,167)
Balance at December 31, 2018	$6,000
Gains and losses resulting from changes in the fair value of the above liabilities are included in “General and administrative” expense in the accompanying Consolidated Statements of Operations.
Assets and liabilities measured at fair value on a non-recurring basis:
Refer to Note 7 for further information about assets measured at fair value on a non-recurring basis at December 31, 2018. There were no assets measured at fair value on non-recurring basis at December 31, 2017. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2018 and 2017.

14. Stockholders’ Equity
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
On May 29, 2018, we consummated an underwritten public offering of 8.05 million shares of our common stock, which included 1.05 million shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The offering was priced at $57.00 per share for total gross proceeds of $458.9 million. The aggregate net proceeds to us were $441.9 million, after deducting underwriting discounts and offering expenses in the aggregate amount of $16.9 million.
Increase in Authorized Shares
On June 5, 2018, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of our Common Stock from 125,000,000 to 250,000,000 shares. Our board of directors had previously approved the amendment in 2018.

Stock Repurchase Program
In May 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our outstanding common stock for a period of up to one year after the approval date. Shares repurchased under the plan are retired. Our board of directors approved a one year extension of this program in 2015, 2016, and 2017. This program expired in May 2018.
In October 2018, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program is effective through October 25, 2019. Shares repurchased under the plan are retired. The excess of the purchase price over the common stock’s par value is allocated between additional paid in capital and retained earnings. The amount allocated to additional paid in capital is calculated as the current value of additional paid in capital per share of outstanding common stock and is applied to the number of shares repurchased. Any remaining amount is allocated to retained earnings.
Repurchase activity during the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
Number of shares repurchased	599,664	—	1,012,823
Weighted-average cost per share	$46.83	$—	$20.98
Total cost of shares repurchased, in thousands	$28,082	$—	$21,244

15. Derivative Financial Instruments
On March 31, 2016, we entered into two interest rate swap agreements (collectively the “2016 Swap Agreements”), which are designed to mitigate our exposure to interest rate risk associated with a portion of our variable rate debt. The 2016 Swap Agreements cover an aggregate notional amount of $75.0 million from March 2016 to September 2019 by replacing the obligation’s variable rate with a blended fixed rate of 0.89%.
On December 24, 2018, we entered into two interest rate swap agreements (collectively the “2018 Swap Agreements”), which also are designed to mitigate our exposure to interest rate risk associated with a portion of our variable rate debt. The 2018 Swap Agreements cover an aggregate notional amount of $100.0 million from December 2018 to February 2022 by replacing the obligation’s variable rate with a blended fixed rate of 2.57%. We designated both the 2016 and 2018 Swap Agreements (collectively the “Swap Agreements”) as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of the Swap Agreements is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the Swap Agreements is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to the Swap Agreements will be reclassified to interest expense as interest payments are made on our variable rate debt. We estimate that during the next twelve months, an additional $0.9 million will be reclassified to earnings as a decrease to interest expense.
As of December 31, 2018, the Swap Agreements were still outstanding. The table below presents the notional and fair values of the Swap Agreements as well as their classification on the Consolidated Balance Sheets as of December 31, 2018 and 2017:

	Balance Sheet Location	Notional	Fair Value
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Swap agreements as of December 31, 2018	Other assets	$75,000	$923
Swap agreements as of December 31, 2018	Other long-term liabilities	$100,000	$413
Swap agreements as of December 31, 2017	Other assets	$75,000	$1,329
As of December 31, 2018, we have not posted any collateral related to the Swap Agreements. If we had breached any of the Swap Agreement’s default provisions at December 31, 2018, we could have been required to settle our obligations under the Swap Agreements at their termination value of $0.5 million.

The table below presents the amount of gains and/or losses related to the effective and ineffective portions of the Swap Agreements and their location on the Consolidated Statements of Operations for the fiscal years ended December 31, 2018, 2017 and 2016:

	Effective Portion			Ineffective Portion
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
	(in thousands)
Year ended December 31, 2018:
Swap agreements, net of tax	$61	Interest expense and other	$613	Interest expense and other	$(73)
Year ended December 31, 2017:
Swap agreements, net of tax	$318	Interest expense and other	$77	Interest expense and other	$(54)
Year ended December 31, 2016:
Swap agreements, net of tax	$400	Interest expense and other	$(136)	Interest expense and other	$152
Gains and losses on the effective portion of our cash flow hedges are net of income tax expense (benefit) of $0.2 million, $(0.1) million, and $(0.4) million during the years ended December 31, 2018, 2017, and 2016, respectively.

16. Customer Deposits Held in Restricted Accounts
In connection with our payment processing services, we collect tenant funds and subsequently remit these tenant funds to our clients after varying holding periods. These funds are settled through our Originating Depository Financial Institution (“ODFI”) custodial accounts at major banks. The ODFI custodial account balance was $132.2 million and $74.8 million, and the related client deposit liability was $132.2 million and $74.9 million at December 31, 2018 and 2017, respectively. The ODFI custodial account balances are included in our Consolidated Balance Sheets as restricted cash. The corresponding liability for these custodial balances is reflected as client deposits. In connection with the timing of our payment processing services, we are exposed to credit risk in the event of nonperformance by other parties, such as returned checks. We utilize credit analysis and other controls to manage the credit risk exposure. We have not experienced any material credit losses to date. Any expected losses are included in our allowance for doubtful accounts. The ODFI custodial accounts are in the name of RealPage wholly-owned subsidiaries. The obligations under the ODFI custodial account agreements are guaranteed by us.
We offer invoice processing services to our clients as part of our overall utility management solution. This service includes the collection of invoice payments from our clients and the remittance of payments to the utility company. We had $15.1 million and $14.6 million in restricted cash and $15.1 million and $14.6 million in client deposits related to these services at December 31, 2018 and 2017, respectively.
In connection with our renter insurance products, we collect premiums from policy holders and subsequently remit the premium, net of our commission, to the underwriter. We maintain separate accounts for these transactions. We had $7.3 million and $6.6 million in restricted cash related to these renter insurance products at December 31, 2018 and 2017, respectively. Related to these renter insurance products, we had $7.3 million and $6.6 million in client deposits at December 31, 2018 and 2017, respectively.

17. Investments
Compstak
In August 2016, we acquired a minority interest in Compstak, Inc. (“Compstak”), which is an unrelated company that specializes in the aggregation of commercial lease data. The shares we acquired represent an ownership interest of less than 20%. We evaluated our relationship with Compstak and determined we do not have significant influence over its operations nor is it economically dependent upon us. The carrying value of this investment at both December 31, 2018 and 2017, was $3.0 million and is included in “Other assets” in the accompanying Consolidated Balance Sheets.
WayBlazer
In January 2018, we paid $2.0 million in cash in return for a convertible promissory note (“Note”) from WayBlazer, Inc. (“WayBlazer”), which was an unrelated company that specialized in an artificial intelligence platform for the travel industry. The Note bears interest at 8% per annum and matures in December 2020. On July 31, 2018, WayBlazer voluntarily filed Chapter 7 bankruptcy and ceased all operations. We have begun foreclosure proceedings and will attempt to recover the value of our investment through our first priority security interest in WayBlazer’s intellectual property. During the third quarter of

2018, we were unable to determine the fair value of a recovery, if any, and therefore determined our investment in WayBlazer to be fully impaired, resulting in a non-operating loss of $2.0 million recognized in “Interest expense and other, net” in the accompanying Consolidated Statements of Operations.

18. Selected Quarterly Financial Data (unaudited)
The following is unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenue:
On demand	$218,051	$215,413	$206,945	$193,300	$180,104	$161,578	$154,727	$146,213
Professional and other	8,923	9,540	9,307	8,001	7,576	7,480	6,579	6,706
Total revenue	226,974	224,953	216,252	201,301	187,680	169,058	161,306	152,919
Gross profit	129,482	130,467	125,183	120,169	111,132	97,767	92,700	89,066
Net income (loss)	6,272	9,073	8,479	10,901	(20,865)	6,834	6,213	8,195

Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$0.10	$0.10	$0.13	$(0.26)	$0.09	$0.08	$0.10
Diluted	0.07	0.09	0.09	0.13	(0.26)	0.08	0.08	0.10
The above quarterly financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
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
Under supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018.

In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 framework). Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain businesses which we acquired during 2018 (i.e. ClickPay, LeaseLabs and Rentlytics), which businesses are included in our 2018 Consolidated Financial Statements.

•	ClickPay constituted approximately 11% of our consolidated total assets as of December 31, 2018, and 3% of our consolidated total revenues for the year then ended.

•	LeaseLabs constituted approximately 6% of our consolidated total assets as of December 31, 2018, and 1% of our consolidated total revenues for the year then ended.

•	Rentlytics constituted approximately 3% of our consolidated total assets as of December 31, 2018, and less than 1% of our consolidated total revenues for the year then ended.
Based on our evaluation using criteria set by COSO, management concluded internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which is stated in their report included in Part II Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls
There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Effective March 1, 2019, Andrew Blount, Executive Vice President, Chief Innovation Officer and a named executive officer of the Company, will serve in a new role with different responsibilities and will no longer be an “executive officer” of the Company within the meaning of Rule 3b-7 of the Securities Exchange Act of 1934, as amended. Commencing March 1, 2019, Mr. Blount will serve as the Company’s Senior Vice President, Incubation.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships, and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

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
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
REALPAGE, INC.
December 31, 2018
(in thousands)
Accounts receivable allowances

	Balance at Beginning of Year	Adoption of ASC 606	Additions Charged to Income (2)	Deductions (3)	Balance at End of Year
Year ended December 31:
2016	$2,318	$—	$4,786	$(4,636)	$2,468
2017	2,468	—	4,458	(2,975)	3,951
2018 (1)	3,951	4,702	17,180	(16,983)	8,850
Accounts receivable allowances represent a reserve for credits and an estimate for uncollectible accounts.

(1)
In 2018, we adopted ASU 2014-09, under the modified retrospective method. Under the new standard, we accrue for credit accommodations in our reserve during the month of billing, and credits reduce this reserve when issued. Comparative information from prior year periods has not been restated and continues to be reported under the accounting standards in effect for those periods.

(2)	Allowance for doubtful accounts are charged to expense. Credit accommodations are charged to revenue.

(3)	Applied credits and uncollectible accounts written off, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richardson, State of Texas, on this 27th day of February, 2019.

REALPAGE, INC.

By:	/s/ Stephen T. Winn
Stephen T. Winn
Chairman of the Board of Directors, Chief Executive Officer,
President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen T. Winn Stephen T. Winn	Chairman of the Board of Directors, Chief Executive Officer, President and Director (Principal Executive Officer)	2/27/2019

/s/ Thomas C. Ernst, Jr. Thomas C. Ernst, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	2/27/2019

/s/ Kandis L. Tate Thompson Kandis L. Tate Thompson	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	2/27/2019

/s/ Alfred R. Berkeley Alfred R. Berkeley	Director	2/27/2019

/s/ Peter Gyenes Peter Gyenes	Director	2/27/2019

/s/ Scott S. Ingraham Scott S. Ingraham	Director	2/27/2019

/s/ Charles F. Kane Charles F. Kane	Director	2/27/2019

/s/ Jeffrey T. Leeds Jeffrey T. Leeds	Director	2/27/2019

/s/ Jason A. Wright Jason A. Wright	Director	2/27/2019

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
2.1	Acquisition Agreement dated April 19, 2018 by and among Registrant and each of the holders of outstanding membership units of NovelPay LLC, a Delaware limited liability company, other than those owned by ClickPay Services, Inc., a Delaware corporation, and NP Representative, LLC, a Delaware limited liability company, solely in its capacity as the Sellers’ Representative**	10-Q	5/10/2018	2.1
2.2	Agreement and Plan of Merger by and among Registrant, RP Newco XXIII Inc., a Delaware corporation and wholly-owned subsidiary of Registrant, RP Newco XXIV Inc., a Delaware corporation and wholly-owned subsidiary of Registrant, ClickPayServices, Inc., a Delaware corporation and NP Representative, LLC, a Delaware limited liability company, solely in its capacity as the Sellers’ Representative**	10-Q	5/10/2018	2.2
2.3
Agreement and Plan of Merger dated October 11, 2018 between Registrant and RP Newco XXVI Inc., a Delaware corporation and wholly-owned subsidiary of Registrant, Rentlytics, Inc., a Delaware corporation, each of the equityholders of Rentlytics who executed the Agreement and Plan of Merger and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the Equityholders’ Representative**
					X
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/6/2018	3.1
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers	S-1	4/29/2010	10.1
10.2	Amended and Restated 1998 Stock Incentive Plan (June 2010)+	S-1	6/7/2010	10.2G
10.3	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	4/29/2010	10.2A, 10.2B, 10.2C, 10.2D
10.4	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	6/7/2010	10.2E, 10.2F, 10.2H
10.5	Form of Director's Nonqualified Stock Option Agreement+	S-1	4/29/2010	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
10.6	Form of Notice of Grant of Restricted Shares (Outside Directors)+	S-1	6/7/2010	10.49
10.7	2010 Equity Incentive Plan, as Amended and Restated June 4, 2014+	DEF-14A	4/17/2014	Appendix A
10.8	First Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	1/21/2015	10.1
10.9	Second Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	4/7/2015	10.1
10.10	Third Amendment to the Amended and Restated 2010 Equity Incentive Plan+	10-Q	5/6/2016	10.1
10.11	Fourth Amendment to the RealPage, Inc. 2010 Equity Incentive Plan, as amended and restated, dated February 16, 2017+	10-Q	5/8/2017	10.5
10.12	Forms of Stock Option Award Agreements and Restricted Stock Award Agreements approved for use under the 2010 Equity Incentive Plan+	S-8	8/17/2010	4.6, 4.7, 4.8, 4.9
10.13	Stand-Alone Stock Option Agreement between the Registrant and Peter Gyenes, dated February 25, 2010+	S-1	4/29/2010	10.7
10.14	Form of Stock Option Award Agreement between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.1
10.15	Form of Stock Option Award Agreement between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.2
10.16	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.3
10.17	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.4
10.18	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.4
10.19	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.5
10.20	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.6
10.21	Form of 2017 Management Incentive Plan+	10-Q	5/8/2017	10.4
10.22	RealPage, Inc. Management Incentive Plan+	DEF-14A	4/17/2014	Appendix B
10.23	Amended and Restated Employment Agreement between the Registrant and Stephen T. Winn dated as of October 26, 2016+	8-K	10/31/2016	10.1
10.24	Amended and Restated Employment Agreement between the Registrant and W. Bryan Hill dated as of March 1, 2015+	8-K	3/5/2015	10.12
10.25	Consulting Agreement between the Registrant and W. Bryan Hill, dated January 7, 2019+				X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
10.26	Amended and Restated Employment Agreement between the Registrant and William Chaney dated as of March 1, 2015+	8-K	3/5/2015	10.1
10.27	Employment Agreement between the Registrant and David Monk, dated May 1, 2015+	10-Q	8/7/2015	10.18
10.28	Employment Agreement between the Registrant and Ashley Glover, dated August 3, 2016+	10-Q	11/8/2016	10.2
10.29	Exhibit I to the Employment Agreement between the Registrant and Ashley Glover referenced herein as Exhibit 10.28+	10-Q	5/6/2016	10.4
10.30	Exhibit II to the Employment Agreement between the Registrant and Ashley Glover referenced herein as Exhibit 10.28+	10-Q	5/6/2016	10.5
10.31	Employment Agreement between Registrant and Andrew Blount, dated December 11, 2015+	10-Q	5/8/2017	10.6
10.32	Amendment to Employment Agreement between Registrant and Andrew Blount, dated January 4, 2016+	10-Q	5/8/2017	10.7
10.33	Employment Agreement between Registrant and Thomas C. Ernst, Jr., dated January 7, 2019+				X
10.34	Exhibit I to the Employment Agreement between the Registrant and Thomas C. Ernst, Jr. referenced herein as Exhibit 10.33+	10-Q	5/6/2016	10.4
10.35	Exhibit II to the Employment Agreement between the Registrant and Thomas C. Ernst Jr. referenced herein as Exhibit 10.33+	10-Q	5/6/2016	10.5
10.36	Employment Agreement between Registrant and Kandis Thompson, dated January 7, 2019+				X
10.37	Lease Agreement dated June 2, 2015 by and between the Registrant and Lakeside Campus Partners, LP	8-K	6/4/2015	10.1
10.38	First Amendment to the Lease Agreement dated July 27, 2015 by and between the Registrant and Lakeside Campus Partners, LP	10-Q	8/7/2015	10.20
10.39	Second Amendment to the Lease Agreement dated July 8, 2016 by and between the Registrant and Lakeside Campus Partners, LP	10-Q	11/8/2016	10.1
10.40	Credit Agreement by and among the Registrant, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, dated September 30, 2014	10-Q	11/10/2014	10.1
10.41	First Amendment to Credit Agreement and Incremental Amendment among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated February 26, 2016	10-Q	5/6/2016	10.2
10.42	Second Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated February 15, 2017	10-Q	5/8/2017	10.1
10.43	Third Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated February 27, 2017	10-Q	5/8/2017	10.2

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
10.44	Fourth Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated April 3, 2017	10-Q	5/8/2017	10.3
10.45	Fifth Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated May 11, 2017	10-Q	8/4/2017	10.2
10.46	Sixth Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated August 14, 2017	10-Q	11/7/2017	10.1
10.47	Seventh Amendment to Credit Agreement, Incremental Amendment and Amendment to Collateral Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated March 12, 2018	10-Q	5/10/2018	10.1
10.48	Collateral Agreement by and among the Registrant, certain of its subsidiaries from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of September 30, 2014	10-Q	11/10/2014	10.2
10.49	Guaranty Agreement made by certain domestic subsidiaries of Registrant in favor of Wells Fargo Bank, National Association, as administrative agent, dated as of September 30, 2014	10-Q	11/10/2014	10.3
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X

+	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith.

**	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.