Form 10-Q
period 2019-03-31
REALPAGE INC
filed 2019-05-08
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 24, 2019
Common Stock, $0.001 par value	94,593,387

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$252,657	$228,159
Restricted cash	103,768	154,599
Accounts receivable, less allowances of $7,943 and $8,850 at March 31, 2019 and December 31, 2018, respectively	125,068	123,596
Prepaid expenses	19,702	19,214
Other current assets	11,383	15,185
Total current assets	512,578	540,753
Property, equipment, and software, net	153,956	153,528
Right-of-use assets	91,023	—
Goodwill	1,052,725	1,053,119
Intangible assets, net	271,642	287,378
Deferred tax assets, net	40,295	42,602
Other assets	22,197	20,393
Total assets	$2,144,416	$2,097,773
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,756	$25,312
Accrued expenses and other current liabilities	85,956	95,482
Current portion of deferred revenue	121,536	120,704
Current portion of term loans	16,133	16,133
Convertible notes, net	295,862	—
Customer deposits held in restricted accounts	103,763	154,601
Total current liabilities	653,006	412,232
Deferred revenue	4,160	4,902
Term loans, net	283,659	287,582
Convertible notes, net	—	292,843
Lease liabilities, net of current portion	105,795	—
Other long-term liabilities	12,421	37,190
Total liabilities	1,059,041	1,034,749
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value: 250,000,000 shares authorized, 95,998,176 and 95,991,162 shares issued and 94,733,242 and 93,650,127 shares outstanding at March 31, 2019 and December 31, 2018, respectively	96	96
Additional paid-in capital	1,167,950	1,187,683
Treasury stock, at cost: 1,264,934 and 2,341,035 shares at March 31, 2019 and December 31, 2018, respectively	(33,753)	(65,470)
Accumulated deficit	(47,546)	(58,793)
Accumulated other comprehensive loss	(1,372)	(492)
Total stockholders’ equity	1,085,375	1,063,024
Total liabilities and stockholders’ equity	$2,144,416	$2,097,773
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
On demand	$226,519	$193,300
Professional and other	7,787	8,001
Total revenue	234,306	201,301
Cost of revenue	90,194	72,837
Amortization of product technologies	9,514	8,295
Gross profit	134,598	120,169
Operating expenses:
Product development	29,897	29,040
Sales and marketing	44,823	37,680
General and administrative	28,143	27,090
Amortization of intangible assets	9,836	8,089
Total operating expenses	112,699	101,899
Operating income	21,899	18,270
Interest expense and other, net	(5,980)	(7,670)
Income before income taxes	15,919	10,600
Income tax expense (benefit)	4,647	(301)
Net income	$11,272	$10,901

Net income per share attributable to common stockholders:
Basic	$0.12	$0.13
Diluted	$0.12	$0.13
Weighted average common shares outstanding:
Basic	91,490	81,166
Diluted	95,561	84,817
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$11,272	$10,901
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments, net of tax	(586)	258
Reclassification adjustment for gains included in earnings on derivative instruments, net of tax	(220)	(99)
Foreign currency translation adjustment	(99)	(127)
Other comprehensive (loss) income, net of tax	(905)	32
Comprehensive income	$10,367	$10,933
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three-Month Period Ended March 31, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	95,991	$96	$1,187,683	$(492)	$(58,793)	2,341	$(65,470)	$1,063,024
Cumulative effect of adoption of ASU 2017-12	—	—	—	25	(25)	—	—	—
Stock option exercises	7	—	(837)	—	—	(89)	2,714	1,877
Issuance of restricted stock	—	—	(34,456)	—	—	(1,130)	34,456	—
Treasury stock purchased, at cost	—	—	437	—	—	143	(5,453)	(5,016)
Stock-based compensation	—	—	15,123	—	—	—	—	15,123
Other comprehensive income - derivative instruments	—	—	—	(806)	—	—	—	(806)
Foreign currency translation	—	—	—	(99)	—	—	—	(99)
Net income	—	—	—	—	11,272	—	—	11,272
Balance as of March 31, 2019	95,998	$96	$1,167,950	$(1,372)	$(47,546)	1,265	$(33,753)	$1,085,375

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(in thousands)
(unaudited)

	Three-Month Period Ended March 31, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2018	87,153	$87	$637,851	$243	$(75,046)	3,973	$(61,260)	$501,875
Cumulative effect of adoption of ASU 2014-09	—	—	—	—	2,221	—	—	2,221
Stock option exercises	7	—	5,038	—	—	(241)	—	5,038
Issuance of restricted stock	—	—	(1,303)	—	—	(1,336)	1,303	—
Treasury stock purchased, at cost	—	—	—	—	—	257	(8,450)	(8,450)
Stock-based compensation	—	—	10,410	—	—	—	—	10,410
Other comprehensive income - derivative instruments	—	—	—	159	—	—	—	159
Foreign currency translation	—	—	—	(127)	—	—	—	(127)
Net income	—	—	—	—	10,901	—	—	10,901
Balance as of March 31, 2018	87,160	$87	$651,996	$275	$(61,924)	2,653	$(68,407)	$522,027

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$11,272	$10,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,824	23,260
Amortization of debt discount and issuance costs	3,234	3,012
Amortization of right-of-use assets	3,005	—
Deferred taxes	2,550	(1,154)
Stock-based expense	14,913	10,318
Loss on disposal and impairment of other long-lived assets	286	942
Change in fair value of equity investment	(2,600)	—
Acquisition-related consideration	405	402
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(983)	15,648
Prepaid expenses and other current assets	3,197	(3,738)
Other assets	185	(1,015)
Accounts payable	4,001	6,943
Accrued compensation, taxes, and benefits	(10,603)	(7,391)
Deferred revenue	90	(3,031)
Customer deposits	(50,252)	16,277
Other current and long-term liabilities	(2,532)	(603)
Net cash provided by operating activities	3,992	70,771
Cash flows from investing activities:
Purchases of property, equipment, and software	(10,873)	(12,660)
Purchase of other investment	—	(1,800)
Net cash used in investing activities	(10,873)	(14,460)
Cash flows from financing activities:
Payments on term loans	(4,033)	(2,016)
Payments of deferred financing costs	—	(1,087)
Payments on finance lease obligations	(769)	(114)
Payments of acquisition-related consideration	(11,412)	(776)
Proceeds from exercise of stock options	1,877	5,038
Purchase of treasury stock related to stock-based compensation	(5,016)	(8,450)
Net cash used in financing activities	(19,353)	(7,405)
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,234)	48,906
Effect of exchange rate on cash	(99)	(127)
Cash, cash equivalents and restricted cash:
Beginning of period	382,758	165,345
End of period	$356,425	$214,124
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$1,378	$2,886
Cash paid (received) for income taxes, net	$138	$(71)
Non-cash investing activities:
Accrued property, equipment, and software	$1,805	$675

       The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets and that shown in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$252,657	$228,159
Restricted cash	103,768	154,599
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash flows	$356,425	$382,758
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
These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 27, 2019 (“Form 10-K”).
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the three months ended March 31, 2019 and 2018 was earned in the United States. Net property, equipment, and software located in the United States amounted to $144.7 million and $144.3 million at March 31, 2019 and December 31, 2018, respectively. Net property, equipment, and software located in our international subsidiaries amounted to $9.3 million and $9.2 million at March 31, 2019 and December 31, 2018, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, India, and Spain at both March 31, 2019 and December 31, 2018.
Concentrations of Credit Risk
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
No single client accounted for 10% or more of our revenue or accounts receivable for the three months ended March 31, 2019 or 2018.
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
Cash and Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. The fair value of our cash and cash equivalents approximates carrying value.
Restricted cash consists of cash collected from tenants that will be remitted primarily to our clients.
Accounts Receivable
Accounts receivable primarily represent trade receivables from clients recorded at the invoiced amount, net of allowances, which are based on our historical experience, the aging of our trade receivables, and management judgment.
Trade receivables are written off against the allowance when management determines a balance is uncollectible. During the three months ended March 31, 2019 and 2018, we incurred bad debt expense of $1.1 million and $0.6 million, respectively.
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
The valuation of the net assets acquired as well as certain elements of purchase consideration requires management to make significant estimates and assumptions, especially with respect to future expected cash flows, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain; and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Changes to the fair value of contingent payments is reflected in “General and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations.
Acquisition costs are expensed as incurred and are included in “General and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations. We include the results of operations from acquired businesses in our consolidated financial statements from the effective date of the acquisition.
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
We offer risk mitigation services to our clients by acting as an insurance agent and derive commission revenue from the sale of insurance products to our clients’ residents. The commissions are based upon a percentage of the premium that the insurance company charges to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. Our contracts with our underwriting partners provide for contingent commissions to be paid to us in accordance with the agreements. Our estimate of contingent commission revenue considers the variable factors identified in the terms of the applicable agreement. We recognize commissions related to these services as earned ratably over the policy term and insurance commission receivable in “Accounts receivable, less allowances”.
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
We hold an equity investment which does not have a readily determinable fair value. We measure this investment at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
Recently Adopted Accounting Standards
Accounting Standards Update 2016-02
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
We adopted ASU 2016-02 effective January 1, 2019 using the optional transition method provided for in ASU 2018-11, Leases - Targeted Improvements, which eliminated the requirement to restate amounts presented prior to January 1, 2019. We elected the practical expedients permitted under the transition guidance, which allowed us to adopt the guidance without reassessing whether arrangements contain leases, the lease classification and the determination of initial direct costs.
The adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases of $73.9 million and $101.5 million, respectively at January 1, 2019 (the “Transition Date”) which included reclassifying deferred rent, lease incentives, and favorable and unfavorable leases associated with our acquisitions as a component of the ROU asset. As of the Transition Date, we had insignificant finance leases.
We determine if an arrangement contains a lease at inception. Our ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. For our real estate contracts with lease and non-lease components, we have elected to combine the lease and non-lease components as a single lease component. The implicit rate within our leases are generally not readily determinable, and we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using our current borrowing rate, adjusted for various factors including collateralization and term to align with the terms of the lease.
We have elected not to recognize a lease liability or ROU asset for short-term leases, defined as those which have a term of twelve months or less.
Certain of our leases include options to extend the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. Subsequent to the Transition Date, we determined we were reasonably certain to renew the building lease for our corporate headquarters, and as a result, we reassessed the classification of the lease and determined the building lease met the criteria of a finance lease under ASC 842. As a result, an operating ROU asset and lease liability of $36.4 million and $58.6 million, respectively, were reclassified and remeasured to a finance ROU asset and lease liability of $58.2 million and $80.4 million, respectively.
See Note 6 for additional disclosures related to the impact of adopting the new lease standard.
Accounting Standards Update 2017-12
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. Certain of the amendments in this ASU as they relate to cash flow hedges, eliminate the requirement to separately record hedge ineffectiveness currently in earnings. Instead, the entire change in the fair value of the hedging instrument is recorded in Other Comprehensive Income (“OCI”), and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. Additionally, this ASU simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. This ASU must be applied on a modified retrospective basis through a cumulative effect adjustment to the opening balance of retained earnings as of the initial application date.

We adopted ASU 2017-12 effective January 1, 2019. As a result of our adoption, we now recognize the entire change in the fair value of our interest rate swaps in OCI. Similar to our treatment of the effective portion of a change in fair value, the ineffective portion is now reclassified into interest expense as interest payments are made on our variable rate debt.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2018. The amendments in this ASU are to be applied through a cumulative-effect adjustment to retained earnings as of the first reporting period in which the ASU is effective. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.
3. Acquisitions
2019 Acquisitions
No acquisitions were completed during the three months ended March 31, 2019.
2018 Acquisitions
We completed four acquisitions during fiscal year 2018. For the acquisitions in the table below, the estimated fair values of assets acquired and liabilities assumed are provisional. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition dates. The allocation of each purchase price, including effects of measurement period adjustments recorded as of March 31, 2019, is as follows:

	Date of Acquisition	Aggregate Purchase Price	Closing Cash Payment, Net of Cash Acquired	Net Tangible Assets Acquired (Liabilities Assumed)	Identified Intangible Assets	Goodwill Recognized
		(in thousands)
ClickPay Services, Inc.	April 2018	$221,063	$138,983	$(4,550)	$52,700	$172,913
Blu Trend, LLC	July 2018	$8,500	$8,500	$343	$4,270	$3,887
LeaseLabs, Inc.	September 2018	$112,892	$84,498	$1,188	$27,200	$84,504
Rentlytics, Inc.	October 2018	$55,391	$47,895	$726	$12,200	$42,465
Purchase consideration for LeaseLabs, Inc. included contingent consideration of up to $9.9 million based on the collection of acquisition date accounts receivable balances during the six-month period after the acquisition date. The fair value of the contingent consideration was $7.0 million on the date of acquisition. The final contingent consideration amount of $6.0 million was paid in April 2019. Refer to Note 13 for additional information regarding our contingent consideration obligation.

Deferred Obligations and Contingent Consideration Activity
The following table presents changes in the Company’s deferred cash and stock obligations and contingent consideration for the three months ended March 31, 2019 and the year ended December 31, 2018:

	Deferred Cash and Stock Obligations	Contingent Consideration	Total
	(in thousands)
Balance at January 1, 2018	$47,016	$414	$47,430
Additions, net of fair value discount	36,313	7,000	43,313
Cash payments	(29,600)	(247)	(29,847)
Accretion expense	1,970	—	1,970
Change in fair value	—	(1,167)	(1,167)
Indemnification claims and other adjustments	(3,557)	—	(3,557)
Balance at December 31, 2018	52,142	6,000	58,142
Cash payments	(11,729)	—	(11,729)
Accretion expense	662	—	662
Indemnification claims and other adjustments	(3)	—	(3)
Balance at March 31, 2019	$41,072	$6,000	$47,072
In May 2019, in connection with our April 2018 acquisitions of NovelPay, LLC (“NovelPay”) and ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”), we issued an aggregate of 154,281 shares of our common stock to certain of the equity holders of ClickPay. These shares are subject to a holdback in respect of indemnification and post-closing purchase price adjustments pursuant to the acquisition agreements.
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three months ended March 31, 2018, as if the aforementioned 2018 acquisitions had occurred as of January 1, 2017. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax expense or benefit, issuance of shares of our common stock, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

Three Months Ended March 31, 2018 Pro Forma
(unaudited)
(in thousands, except per share amounts)
Total revenue	$216,151
Net income	$7,888
Net income per share:
Basic	$0.10
Diluted	$0.09
No pro forma results of operations are presented for the three months ended March 31, 2019, as no acquisitions were completed during the first quarter of 2019.

4. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by major revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
On demand
Property management	$49,914	$45,319
Resident services	96,804	77,177
Leasing and marketing	44,270	39,416
Asset optimization	35,531	31,388
Total on demand revenue	226,519	193,300

Professional and other	7,787	8,001
Total revenue	$234,306	$201,301
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
Contract Balances
Contract assets generally consist of amounts recognized as revenue before they can be invoiced to clients or amounts invoiced to clients prior to the period in which the service is provided where the right to payment is subject to conditions other than just the passage of time. These contract assets are included in “Accounts receivable” in the accompanying Condensed Consolidated Financial Statements and related disclosures. Contract liabilities are comprised of billings or payments received from our clients in advance of performance under the contract. We refer to these contract liabilities as “Deferred revenue” in the accompanying Condensed Consolidated Financial Statements and related disclosures. We recognized $74.1 million of revenue during the three months ended March 31, 2019, which was included in the line “Deferred revenue” in the accompanying Condensed Consolidated Balance Sheet as of the beginning of the period.
Contract Acquisition Costs
We capitalize certain commissions as incremental costs of obtaining a contract with a client if we expect to recover those costs. The commissions are capitalized and amortized over a period of benefit determined to be three years. Below is a summary of our capitalized commissions costs and their respective locations in the accompanying Condensed Consolidated Balance Sheets:

	Balance Sheet Location	March 31, 2019	December 31, 2018
		(in thousands)
Capitalized commissions costs - current	Other current assets	$7,761	$6,679
Capitalized commissions costs - noncurrent	Other assets	8,216	7,757
Total capitalized commissions costs		$15,977	$14,436
During the three months ended March 31, 2019 and 2018, we amortized commission costs totaling $1.8 million and $0.8 million, respectively. No impairment loss was recognized in relation to these capitalized costs.
Remaining Performance Obligations
Certain clients commit to purchase our solutions for terms ranging from two to seven years. We expect to recognize approximately $424.8 million of revenue in the future related to performance obligations for on demand contracts with an original duration greater than one year that were unsatisfied or partially unsatisfied as of March 31, 2019. Our estimate does not include amounts related to:

•	professional and usage-based services that are billed and recognized based on services performed in a certain period;

•	amounts attributable to unexercised contract renewals that represent a material right; or

•	amounts attributable to unexercised client options to purchase services that do not represent a material right.
We expect to recognize revenue on approximately 68.6% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter. Revenue from remaining performance obligations for professional service contracts as of March 31, 2019 was immaterial.

5. Property, Equipment, and Software
Property, equipment, and software consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Leasehold improvements	$64,135	$63,391
Data processing and communications equipment	71,197	68,015
Furniture, fixtures, and other equipment	34,057	33,840
Software	137,907	131,437
Property, equipment, and software, gross	307,296	296,683
Less: Accumulated depreciation and amortization	(153,340)	(143,155)
Property, equipment, and software, net	$153,956	$153,528
Depreciation and amortization expense for property, equipment, and purchased software was $7.5 million and $6.9 million for the three months ended March 31, 2019 and 2018, respectively.
The unamortized amount of capitalized software development costs was $57.1 million and $54.9 million at March 31, 2019 and December 31, 2018, respectively. Amortization expense related to capitalized software development costs totaled $3.2 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.
6. Leases
We adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 840. Our leases are primarily comprised of real estate leases of office facilities and equipment under operating leases that expire on various dates through 2033. In May 2015, we entered into a lease agreement for office space located in Richardson, Texas to serve as our corporate headquarters and data center. The lease is for a term of twelve years, beginning in 2016, and includes optional extension periods. The lease agreement contains provisions for rent escalations over the term of the lease and leasehold improvement incentives.
The components of lease costs for the three months ended March 31, 2019 were as follows, in thousands:

Operating lease cost	$3,486

Finance lease cost:
Depreciation of finance lease asset	$992
Interest on lease liabilities	1,045
Total finance lease cost	$2,037
Rent expense for short-term leases in the first quarter of 2019 was not material.

Supplemental balance sheet information related to leases at March 31, 2019, was as follows:

	Operating leases	Finance leases	Total leases
	(in thousands, except lease term and discount rate)
Right-of-use assets	$33,806	$57,217	$91,023

Lease liabilities, current (1)	$10,492	$3,115	$13,607
Lease liabilities, net of current portion	29,283	76,512	105,795
Total lease liabilities	$39,775	$79,627	$119,402

Weighted average remaining term (in years)	5.4	14.4
Weighted average discount rate	5.2%	5.4%

(1)	Included in the line “Accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Supplemental cash flow information related to leases for the three months ended March 31, 2019, was as follows, in thousands:

Cash payments for lease liabilities within operating activities:
Operating leases	$3,658
Finance leases	$1,045
At March 31, 2019, future maturities of lease liabilities due under these lease agreements were as follows for the years ending December 31, in thousands:

	Operating leases	Finance leases	Total leases
2019	$12,240	$7,325	$19,565
2020	7,905	7,425	15,330
2021	6,873	7,530	14,403
2022	5,668	7,635	13,303
2023	5,126	7,740	12,866
Thereafter	8,009	78,087	86,096
Total undiscounted lease payments	45,821	115,742	161,563
Present value adjustment	(6,046)	(36,115)	(42,161)
Present value of lease payments	$39,775	$79,627	$119,402
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the three months ended March 31, 2019 were as follows, in thousands:

Balance as of January 1, 2019	$1,053,119
Measurement period adjustments	(394)
Balance as of March 31, 2019	$1,052,725

Identified intangible assets consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$207,638	$(106,675)	$100,963	$207,310	$(100,445)	$106,865
Client relationships	264,228	(115,052)	149,176	264,228	(107,155)	157,073
Vendor relationships	5,650	(5,650)	—	5,650	(5,650)	—
Trade names	22,956	(12,423)	10,533	22,956	(10,682)	12,274
Non-compete agreements	4,173	(1,593)	2,580	4,173	(1,395)	2,778
Total finite-lived intangible assets	504,645	(241,393)	263,252	504,317	(225,327)	278,990
Indefinite-lived intangible assets:
Trade names	8,390	—	8,390	8,388	—	8,388
Total intangible assets	$513,035	$(241,393)	$271,642	$512,705	$(225,327)	$287,378
Amortization expense related to finite-lived intangible assets was $16.1 million and $13.8 million for the three months ended March 31, 2019 and 2018, respectively.
8. Debt
Credit Facility
On September 30, 2014, we entered into an agreement for a secured credit facility to refinance our outstanding revolving loans. The credit facility agreement was subsequently amended during 2016, 2017, and 2018 (inclusive of these amendments, the “Credit Facility”). For more information regarding these amendments, refer to our 2017 and 2018 Form 10-K. The Credit Facility matures on February 27, 2022, and includes the following:
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

Certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Credit Facility, and the obligations under the Credit Facility are secured by substantially all of our assets and the assets of the subsidiary guarantors. The Credit Facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; grant liens on our assets; enter into mergers or consolidations; dispose of assets; prepay certain indebtedness; make changes to our governing documents and certain of our agreements; pay dividends and make other distributions on our capital stock and redeem and repurchase our capital stock; make investments, including acquisitions; and enter into transactions with affiliates. Our covenants also include requirements that we comply with the following financial ratios:
Consolidated Net Leverage Ratio: The Consolidated Net Leverage Ratio (“Net Leverage Ratio”), defined as a ratio of consolidated funded indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, as defined in the Credit Facility, of no greater than 5.00 to 1.00.
Consolidated Interest Coverage Ratio: The Consolidated Interest Coverage Ratio (“Interest Coverage Ratio”), defined as a ratio of the sum of the four previous fiscal quarters’ consolidated EBITDA to our interest expense for the same period, excluding non-cash interest attributable to the Convertible Notes, as defined below, of no less than 3.00 to 1.00.
Consolidated Senior Secured Net Leverage Ratio: The Consolidated Senior Secured Net Leverage Ratio (“Senior Leverage Ratio”), defined as a ratio of consolidated senior secured indebtedness, as defined in the Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, of no greater than 3.75 to 1.00.
As of March 31, 2019, we were in compliance with the covenants under our Credit Facility.
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
As of March 31, 2019 and December 31, 2018, we had $350.0 million of available credit under our Revolving Facility and there were no outstanding borrowings. We incur commitment fees on the unused portion of the Revolving Facility. The carrying value of the Revolving Facility approximates its fair value.
Unamortized debt issuance costs for the Revolving Facility were $1.2 million and $1.3 million at March 31, 2019 and December 31, 2018, respectively, and are included in the line “Other assets” in the Condensed Consolidated Balance Sheets.
Principal outstanding, and unamortized debt issuance costs for the Term Loans, were as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Term Loan	Delayed Draw Term Loan	Term Loan	Delayed Draw Term Loan
	(in thousands)
Principal outstanding	$113,457	$187,500	$114,990	$190,000
Unamortized issuance costs	(157)	(553)	(171)	(606)
Unamortized discount	(125)	(330)	(137)	(361)
Carrying value	$113,175	$186,617	$114,682	$189,033
The fair value of the Term Loans on March 31, 2019 and December 31, 2018 was $294.3 million and $298.9 million, respectively. The fair value was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities. We concluded that this fair value measurement should be categorized within Level 2.

Future maturities of principal under the Term Loans are as follows for the years ending December 31, in thousands:

Term Loans
2019	$12,100
2020	28,232
2021	32,266
2022	228,359
$300,957
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
The Convertible Notes accrue interest at a rate of 1.50%, payable semi-annually on May 15 and November 15 of each year. On or after May 15, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at their option. The Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. Based on our closing stock price of $60.69 on March 31, 2019, the if-converted value exceeded the aggregate principal amount of the Convertible Notes by $154.1 million.
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
During the first quarter of 2019, the closing price of our common stock exceeded 130% of the conversion price of the Convertible Notes for more than 20 trading days during the last 30 consecutive trading days of the quarter, thereby satisfying one of the early conversion events. As a result, the Convertible Notes are convertible at any time during the second quarter of 2019.
Accordingly, as of March 31, 2019, the carrying amount of the Convertible Notes of $295.9 million was classified as a current liability in the accompanying Condensed Consolidated Balance Sheets. No gain or loss was recognized when the debt became convertible.
The net carrying amount of the Convertible Notes at March 31, 2019 and December 31, 2018, was as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Liability component:
Principal amount	$345,000	$345,000
Unamortized discount	(43,559)	(46,235)
Unamortized debt issuance costs	(5,579)	(5,922)
	$295,862	$292,843

Equity component, net of issuance costs and deferred tax:	$61,390	$61,390
The estimated fair value of the Convertible Notes at March 31, 2019 and December 31, 2018 was $532.6 million and $441.4 million, respectively. The estimated fair value is based on quoted market prices as of the last trading day for the three months ended March 31, 2019; however, the Convertible Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Convertible Notes could be retired or transferred. We concluded this measurement should be classified within Level 2.
The following table sets forth total interest expense related to the Convertible Notes for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Contractual interest expense	$1,294	$1,294
Amortization of debt discount	2,676	2,524
Amortization of debt issuance costs	343	323
	$4,313	$4,141
The effective interest rate of the liability component for the three months ended March 31, 2019 and 2018 was 5.87%.
Convertible Note Hedges and Warrants
On May 23, 2017, we entered into privately negotiated transactions to purchase hedge instruments (“Note Hedges”), covering approximately 8.2 million shares of our common stock at a cost of $62.5 million. The Note Hedges are subject to anti-

dilution provisions substantially similar to those of the Convertible Notes, have a strike price of approximately $41.95 per share, are exercisable by us upon any conversion under the Convertible Notes, and expire on November 15, 2022.
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
9. Stock-based Expense
During the three months ended March 31, 2019, we made the following grants of time-based restricted stock:

Three Months Ended March 31, 2019	Vesting
637,887	Shares vest ratably over a period of twelve quarters beginning on the first day of the second calendar quarter immediately following the grant date.
22,675	Shares fully vested on the first day of the calendar quarter immediately following the grant date.
1,380	Shares vest ratably over a period of four quarters beginning on the first day of the calendar quarter immediately following the grant date.
During the three months ended March 31, 2019, we granted 468,132 shares of restricted stock that become eligible to vest based on the achievement of certain market-based conditions, as described below:

Three Months Ended March 31, 2019	Condition to Become Eligible to Vest
11,300	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $60.84 for twenty consecutive trading days.
105,733	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $60.89 for twenty consecutive trading days.
11,300	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $66.92 for twenty consecutive trading days.
105,733	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $66.98 for twenty consecutive trading days.
11,300	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $73.01 for twenty consecutive trading days.
105,733	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $73.07 for twenty consecutive trading days.
11,300	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $85.17 for twenty consecutive trading days.
105,733	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $85.24 for twenty consecutive trading days.
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
We capitalized stock-based expense for software development costs of $0.3 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.
10. Commitments and Contingencies
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of March 31, 2019 or December 31, 2018.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of March 31, 2019 or December 31, 2018.
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
At March 31, 2019 and December 31, 2018, we had accrued amounts for estimated settlement losses related to legal matters. We do not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
We are involved in other litigation matters, including purported class action lawsuits that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
Other Matters
During May 2018 and as disclosed in our Form 10-K for the year ended December 31, 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. The incident resulted in the diversion of approximately $6.0 million, net of recovered funds, intended for disbursement to three clients. We immediately restored all funds to the client accounts.
We maintain insurance coverage to limit our losses related to criminal and network security events. During January 2019, we received approximately $1.0 million from our primary insurance carrier as a partial repayment toward our losses from the business email compromise. We intend to vigorously pursue repayment of the remaining losses under such insurance coverage. Due to the uncertainty regarding timing and full collectability of the loss, we recorded an allowance of $5.0 million for the remaining amount of the loss during the fourth quarter of 2018.
11. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. Included within diluted net income per share is the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 443,489 and 659,745 for the three months ended March 31, 2019 and 2018, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted net income per share, it is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount (the “conversion premium”) in shares of our common stock. Therefore, only the impact of the conversion premium is included in total dilutive weighted average shares outstanding using the treasury stock method. The dilutive effect of the conversion premium for the three months ended March 31, 2019 and 2018 are shown in the table below.
The Warrants sold in connection with the issuance of the Convertible Notes are considered to be dilutive when the average price of our common stock during the period exceeds the Warrants’ strike price of $57.58 per share, as described in Note 8. The effect of the additional shares that may be issued upon exercise of the Warrants is included in total dilutive weighted average shares outstanding using the treasury stock method and, to the extent dilutive, is shown in the table below. The Note Hedges purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. Refer to Note 8 for further discussion regarding the Convertible Notes.
We exclude common shares subject to a holdback pursuant to business combinations from the calculation of basic weighted average shares outstanding where the release of such shares is contingent upon an event not solely subject to the passage of time. As of March 31, 2019, there were approximately 196,000 contingently returnable shares related to our acquisitions of ClickPay and BluTrend, which were excluded from the computation of basic net income per share as these shares are subject to sellers’ indemnification obligations and are subject to a holdback. There were no contingently returnable shares as of March 31, 2018. Dilutive common shares outstanding include the weighted average contingently issuable shares discussed above that are subject to a holdback, as well as the weighted average contingently issuable shares to be issued subject to a holdback on the first anniversary dates of the ClickPay and BluTrend acquisitions. These shares are subject to release to the sellers on the first and second anniversary date of the acquisitions which are contingent on the sellers’ indemnification obligations.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income	$11,272	$10,901
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	91,490	81,166
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	1,509	2,332
Convertible Notes	2,207	1,319
Contingently issuable shares in connection with our acquisitions	355	—
Weighted average common shares used in computing diluted net income per share	95,561	84,817
Net income per share:
Basic	$0.12	$0.13
Diluted	$0.12	$0.13
12. Income Taxes
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
Our effective income tax rate was 29.2% and (2.8)% for the three months ended March 31, 2019 and 2018, respectively. Our effective rate is higher than the statutory rate for the three months ended March 31, 2019, primarily because of the effect of the base erosion and anti-abuse tax (“the BEAT tax”), state taxes and certain non-deductible expenses, offset, in part, by $1.7 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-09.
Our effective rate is lower than the statutory rate for the three months ended March 31, 2018, primarily because of $4.2 million of excess tax benefits from stock-based compensation recognized as discrete items, as required by ASU 2016-09.

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
Contingent consideration obligation: The fair value of the contingent consideration obligation includes inputs not observable in the market and thus represents a Level 3 measurement. The contingent consideration obligation consists of a potential obligation related to our LeaseLabs acquisition. The amount to be paid under this obligation is contingent upon the achievement of stipulated operational or financial targets by the business subsequent to acquisition. The fair value for our contingent consideration obligation is estimated based on management’s assessment of the probability of achievement of operational or financial targets. The fair value estimate considers the projected future operating or financial results for the factor upon which the respective contingent obligation is dependent. The fair value estimate is generally sensitive to changes in these projections. We develop the projected future operating results based on an analysis of historical results, market conditions, and the expected impact of anticipated changes in our overall business and/or product strategies.
The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, by the fair value hierarchy levels as described above:

	Fair value at March 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$590	$—	$590	$—
Liabilities:
Interest rate swap agreements	$1,129	$—	$1,129	$—
Contingent consideration related to the acquisition of:
LeaseLabs	6,000	—	—	6,000
Total liabilities measured at fair value	$7,129	$—	$1,129	$6,000

	Fair value at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$923	$—	$923	$—
Liabilities:
Interest rate swap agreements	$413	$—	$413	$—
Contingent consideration related to the acquisition of:
LeaseLabs	6,000	—	—	6,000
Total liabilities measured at fair value	$6,413	$—	$413	$6,000
There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the three months ended March 31, 2019.
Changes in the fair value of Level 3 measurements were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$6,000	$414
Settlements through cash payments	—	(247)
Net gain on change in fair value	—	(63)
Balance at end of period	$6,000	$104
Gains and losses recognized on the change in fair value of our Level 3 measurements are reflected in the line “General and administrative” in the accompanying Condensed Consolidated Statements of Operations.
Assets and liabilities measured at fair value on a non-recurring basis:
In August 2016, we acquired a $3.0 million noncontrolling interest in CompStak, Inc. (“CompStak”), which is an unrelated company that specializes in the aggregation of commercial lease data. We have elected the measurement alternative for the CompStak equity investment, whereby we measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three months ended March 31, 2019, we recorded a gain of $2.6 million based on an observable price change, which is reflected in the line “Interest expense and other, net” in the accompanying Condensed Consolidated Statements of Operations. The factors considered in the remeasurement included the price at which the investee issued equity instruments similar to those of our investment and the rights and preferences of those equity instruments compared to ours. We concluded that this fair value measurement should be categorized within Level 2. The carrying value of this investment at March 31, 2019 and December 31, 2018 was $5.6 million and $3.0 million, respectively, and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
There were no liabilities measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018.
14. Stockholders’ Equity
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
There was no repurchase activity during the three months ended March 31, 2019 and 2018.
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
The changes in the fair value of the Swap Agreements are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to the Swap Agreements will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during the next twelve months, an additional $0.4 million will be reclassified to earnings as a decrease to interest expense.
As of March 31, 2019, the Swap Agreements were still outstanding. The table below presents the notional and fair value of the Swap Agreements as well as their classification in the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018:

	Balance Sheet Location	Notional	Fair Value
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Swap agreements as of March 31, 2019	Other assets	$75,000	$590
Swap agreements as of March 31, 2019	Other long-term liabilities	$100,000	$1,129
Swap agreements as of December 31, 2018	Other assets	$75,000	$923
Swap agreements as of December 31, 2018	Other long-term liabilities	$100,000	$413
As of March 31, 2019, we have not posted any collateral related to the Swap Agreements. If we had breached any of the Swap Agreement’s default provisions at March 31, 2019, we could have been required to settle our obligations under the Swap Agreements at their termination value of $0.6 million.
The tables below present the amount of gains and losses related to the Swap Agreements and their location in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, in thousands:

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Three months ended March 31, 2019:
Swap agreements, net of tax	$(586)	Interest expense and other	$220
Three months ended March 31, 2018:
Swap agreements, net of tax	$258	Interest expense and other	$99
Gains and losses on our cash flow hedges are net of income tax expense (benefit) of $0.2 million and $(0.1) million during the three months ended March 31, 2019 and 2018, respectively. Cash flows from the Swap Agreements is included within the operating activities in the Condensed Consolidated Statements of Cash Flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category as the item being hedged.
16. Subsequent Events
On April 11, 2019, we acquired substantially all of the assets of LeaseTerm Insurance Group, LLC, a provider of alternatives to traditional renters’ insurance programs and tenant security deposit programs for the multifamily housing industry. Purchase consideration was comprised of $25.9 million of cash paid at closing and deferred cash obligations of up to $2.7 million. The deferred cash obligations are subject to any indemnification claims and will be released in part on the first anniversary of the closing with the remainder released on the second anniversary of the closing.
Due to the timing of this acquisition, certain disclosures required by ASC 805, including the allocation of the purchase price, have been omitted because the initial accounting for the business combinations was incomplete as of the filing date of this report. Such information will be included in a subsequent Form 10-Q.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any anticipated results, performance, or achievements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for fiscal year 2018 previously filed with the SEC on February 27, 2019. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, and vacation rental markets. Since July 2002, we have completed over 40 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of March 31, 2019, we had approximately 6,300 employees.
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
We offer different versions of our platform for different types of properties in different real estate markets. For example, our platform supports the specific and distinct requirements of:

•	conventional single family properties;

•	conventional multifamily properties;

•	affordable Housing and Urban Development ("HUD") properties;

•	affordable tax credit properties;

•	rural housing properties;

•	privatized military housing;

•	commercial properties;

•	student housing;

•	senior living;

•	homeowner association properties;

•	short-term rentals; and

•	vacation rentals.
Property Management
Our property management solutions are referred to as ERP systems. These solutions manage core property management business processes, including leasing, accounting, budgeting, purchasing, facilities management, document management, and support and advisory services. The solutions include a central database of prospect, applicant, renter, and property information that is accessible in real time by our other solutions. Our property management solutions also interface with most popular general ledger accounting systems through our RealPage Exchange platform. This makes it possible for clients to deploy our solutions using our accounting system or a third-party accounting system. Our property management solution category consists of the following primary solutions: OneSite, Propertyware, RealPage Financial Services, Kigo, Spend Management Solutions, SmartSource IT, and EasyLMS.
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
Asset Optimization
Our asset optimization solutions aim to optimize property financial and operational performance, and provide comprehensive analytics-based decision support for optimum investment performance throughout the phases of real estate investment (e.g., acquisition, operation, renovation, and disposition). These solutions facilitate core asset management, business intelligence, performance benchmarking and investment analysis including real-time yield management, revenue growth forecasting, key variable sensitivity forecasting, internal operating metric benchmarking and external market benchmarking. Our asset optimization solution category consists of the following primary solutions: YieldStar Revenue Management, Business Intelligence, and Asset and Investment Management.
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
Recent Developments
Current Acquisition Activity
On April 11, 2019, we acquired substantially all of the assets of LeaseTerm Insurance Group, LLC, a provider of alternatives to traditional renters’ insurance programs and tenant security deposit programs for the multifamily housing industry. Purchase consideration was comprised of $25.9 million of cash paid at closing and deferred cash obligations of up to $2.7 million, which are subject to working capital adjustments.
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our Condensed Consolidated Financial Statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except dollar per unit data and percentages)
Revenue:
Total revenue	$234,306	$201,301
On demand revenue	$226,519	$193,300
On demand revenue as a percentage of total revenue	96.7%	96.0%

Non-GAAP total revenue	$234,530	$201,614
Non-GAAP on demand revenue	$226,743	$193,613
Adjusted EBITDA	$65,176	$54,161

Ending on demand units	16,401	13,173
Average on demand units	16,310	13,088
On demand annual client value	$912,060	$779,446
Annualized on demand revenue per ending on demand unit	$55.61	$59.17
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
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Total revenue	$234,306	$201,301
Acquisition-related and other deferred revenue adjustments	224	313
Non-GAAP total revenue	$234,530	$201,614
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
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
On demand revenue	$226,519	$193,300
Acquisition-related and other deferred revenue adjustments	224	313
Non-GAAP on demand revenue	$226,743	$193,613
Adjusted EBITDA: We define Adjusted EBITDA as net income, plus (1) acquisition-related and other deferred revenue adjustments, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of product technologies and intangible assets, (4) change in fair value of equity investment, (5) acquisition-related expense, (6) interest expense, net, (7) income tax expense (benefit), and (8) stock-based expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing our financial and operational performance, comparing this performance to our peers and competitors, and understanding our ability to generate income from ongoing business operations.
The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$11,272	$10,901
Acquisition-related and other deferred revenue adjustments	224	313
Depreciation, asset impairment, and loss on disposal of assets	8,760	7,818
Amortization of product technologies and intangible assets	19,350	16,384
Change in fair value of equity investment	(2,600)	—
Acquisition-related expense	29	1,007
Interest expense, net	8,581	7,721
Income tax expense (benefit)	4,647	(301)
Stock-based expense	14,913	10,318
Adjusted EBITDA	$65,176	$54,161
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
Change in fair value of equity investment: This represents changes in fair value of our equity investment based on observable price changes in orderly transactions for an identical or similar investment of the same issuer. We believe exclusion of these items facilitates a more accurate comparison of our results of operations between periods as these items are not reflective of our ongoing operations.
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
Interest Expense and Other, Net
Interest expense and other, net, consists primarily of interest income, interest expense, and gains or losses and impairments on investments. Interest income represents earnings from our cash and cash equivalents. Interest expense is associated with amounts borrowed under the Credit Facility, Convertible Notes, finance lease obligations, and certain acquisition-related liabilities, and includes expense from the amortization of related discounts and debt issuance costs. We participate in interest rate swap agreements, the purpose of which is to eliminate variability in interest rate payments on a portion of the Term Loans. For that portion, the swap agreements replace the Term Loan’s variable rate with a fixed rate.
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
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates, and therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:

•	Revenue recognition;

•	Deferred commissions;

•	Stock-based expense;

•	Income taxes, including deferred tax assets and liabilities;

•	Business combinations;

•	Goodwill and indefinite-lived intangible assets; and

•	Internally developed software
Please refer to our Annual Report on Form 10-K filed with the SEC on February 27, 2019 for a discussion of such policies.
Recently Adopted Accounting Standards
We adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019 using the optional transition method provided for in ASU 2018-11 Leases - Targeted Improvements which eliminated the requirement to restate amounts presented prior to January 1, 2019. The impact of the adoption of ASC 842 resulted in the recognition of ROU assets and lease liabilities for operation leases of $73.9 million and $101.5 million, respectively at the Transition Date which included reclassifying deferred rent as a component of the ROU asset. As of the Transition Date, we had insignificant finance leases.
We determine if an arrangement contains a lease and the classification of that lease, if applicable, at inception. Our ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. For our real estate contracts with lease and non-lease components, we have elected to combine the lease and non-lease components as a single lease component. The implicit rate within our leases are generally not determinable and we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate required judgment. We determine our incremental borrowing rate for each lease using our current borrowing rate, adjusted for various factors including collateralization and term to align with the terms of the lease.
Certain of our leases include options to extend the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. During the first quarter 2019, we determined we were reasonably certain to renew the building lease for our corporate headquarters, and as a result, we reassessed the classification of the lease and determined the building lease met the criteria of a finance lease under ASC 842. As a result, an operating ROU asset and lease liability of $36.4 million and $58.6 million, respectively, were reclassified and remeasured to a finance ROU asset and lease liability of $58.2 million and $80.4 million, respectively. As a result, the costs associated with this lease are now recognized in depreciation and interest expense in 2019. Such costs were included in rent expense in 2018.
See Note 6 for additional disclosures related to the impact of adopting the new lease standard.
Results of Operations
The following tables set forth our unaudited results of operations for the specified periods and the components of such results as a percentage of total revenue for the respective periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2019	2019	2018	2018
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$226,519	96.7%	$193,300	96.0%
Professional and other	7,787	3.3	8,001	4.0
Total revenue	234,306	100.0	201,301	100.0
Cost of revenue(1)	90,194	38.5	72,837	36.2
Amortization of product technologies	9,514	4.1	8,295	4.1
Gross profit	134,598	57.4	120,169	59.7
Operating expenses:
Product development(1)	29,897	12.8	29,040	14.4
Sales and marketing(1)	44,823	19.1	37,680	18.7
General and administrative(1)	28,143	12.0	27,090	13.5
Amortization of intangible assets	9,836	4.2	8,089	4.0
Total operating expenses	112,699	48.1	101,899	50.6
Operating income	21,899	9.3	18,270	9.1
Interest expense and other, net	(5,980)	(2.5)	(7,670)	(3.8)
Income before income taxes	15,919	6.8	10,600	5.3
Income tax expense (benefit)	4,647	2.0	(301)	(0.1)
Net income	$11,272	4.8%	$10,901	5.4%

Net income per share attributable to common stockholders:
Basic	$0.12		$0.13
Diluted	$0.12		$0.13
Weighted average common shares outstanding:
Basic	91,490		81,166
Diluted	95,561		84,817

(1) Includes stock-based expense as follows:
Cost of revenue	$1,331		$835
Product development	2,480		2,163
Sales and marketing	5,350		3,541
General and administrative	5,752		3,779

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$226,519	$193,300	$33,219	17.2%
Professional and other	7,787	8,001	(214)	(2.7)
Total revenue	$234,306	$201,301	$33,005	16.4

Non-GAAP on demand revenue	$226,743	$193,613	$33,130	17.1

Ending on demand units	16,401	13,173	3,228	24.5
Average on demand units	16,310	13,088	3,222	24.6
On demand annual client value	$912,060	$779,446	$132,614	17.0
Annualized on demand revenue per ending on demand unit	$55.61	$59.17	$(3.56)	(6.0)%
The change in total revenue for the three months ended March 31, 2019, as compared to the same period in 2018, was due to the following:
On demand revenue: During the three months ended March 31, 2019, on demand revenue increased $33.2 million, or 17.2%, as compared to the same period in 2018. This increase was attributable to growth across our platform, primarily in resident services. This growth includes organic and acquired revenue from our 2018 acquisitions. Annualized on demand revenue per ending on demand unit as of March 31, 2019 decreased year-over-year by 6.0%, driven by our acquisition of ClickPay which has a lower revenue per unit than the rest of our on demand units. Excluding the impact of the ClickPay acquisition, annualized on demand revenue per ending on demand unit increased 6.2% year-over-year due to organic growth of our solutions and as a result of our 2018 acquisitions.
On demand revenue generated by our property management solutions increased year-over-year by $4.6 million, or 10.1%, during the three months ended March 31, 2019. This increase was primarily driven by the growth of our spend management solutions and adoption of our OneSite property management solutions.
On demand revenue from our resident services solutions continued to experience significant growth, increasing by $19.6 million, or 25.4%, during the three months ended March 31, 2019, as compared to the same period in 2018. This growth was principally driven by incremental revenue from our acquisition of ClickPay in the second quarter of 2018, and the continued growth of our payments solutions.
On demand revenue from our leasing and marketing solutions for the three months ended March 31, 2019, increased by $4.9 million, or 12.3%, as compared to the same period in 2018. This increase was largely attributable to incremental revenue from our acquisition of LeaseLabs in the third quarter of 2018.
On demand revenue derived from our asset optimization solutions grew $4.1 million, or 13.2%, during the three months ended March 31, 2019, as compared to the same period in 2018. This growth was attributable to organic growth across our asset optimization platform, evidencing market acceptance of data-driven solutions, as well as incremental revenue from our acquisition of Rentlytics in the fourth quarter of 2018.
On demand unit metrics: As of March 31, 2019, one or more of our on demand solutions was utilized in the management of 16.4 million rental property units, representing a year-over-year net increase of 3.2 million units, or 24.5%. This increase was primarily due to our recent acquisitions, which accounted for approximately 15.4% of total ending on demand units, as well as solid organic unit growth. On demand units managed by our clients renewed at an average rate of 97.7% over a trailing twelve-month period ended March 31, 2019.

Cost of Revenue

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$85,192	$69,068	$16,124	23.3%
Stock-based expense	1,331	835	496	59.4
Depreciation	3,671	2,934	737	25.1
Total cost of revenue	$90,194	$72,837	$17,357	23.8%
During the three months ended March 31, 2019, cost of revenue, excluding stock-based expense, and depreciation, increased $16.1 million as compared to the same periods in 2018. Direct costs increased $8.7 million during the three months ended March 31, 2019, driven by incremental costs from our recent acquisitions and higher transaction volume from our payment processing solutions. Personnel expense increased year-over-year during the three month periods by $6.6 million, primarily attributable to new employees from our recent acquisitions and investments to support our ongoing organic growth. Information technology and facilities expense also increased $0.5 million during the three months ended March 31, 2019, as compared to the same periods in 2018.
Amortization of Product Technologies

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(in thousands, except percentages)
Amortization of product technologies	$9,514	$8,295	$1,219	14.7%
Amortization of product technologies increased $1.2 million during the three months ended March 31, 2019, as compared to the same period in 2018. Higher amortization expense was primarily driven by the addition of developed product technologies in connection with our 2018 acquisitions.
During the three months ended March 31, 2019, our gross margin decreased year-over-year from 59.7% to 57.4%. This margin compression was driven primarily by incremental costs related to our recent acquisitions and growth in our payments solutions.
Operating Expenses
Product development

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(in thousands, except percentages)
Product development	$25,766	$25,539	$227	0.9%
Stock-based expense	2,480	2,163	317	14.7
Depreciation	1,651	1,338	313	23.4
Total product development expense	$29,897	$29,040	$857	3.0%
Product development expense, excluding stock-based expense and depreciation, increased $0.2 million for the three months ended March 31, 2019 as compared to the same periods in 2018. This increase is primarily driven incremental expenses associated with our 2018 acquisitions.
Total product development expense as a percentage of total revenue for the three months ended March 31, 2019 and 2018 decreased to 12.8% from 14.4%, primarily due to scale across our product development function.

Sales and marketing

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$37,967	$32,911	$5,056	15.4%
Stock-based expense	5,350	3,541	1,809	51.1
Depreciation	1,506	1,228	278	22.6
Total sales and marketing expense	$44,823	$37,680	$7,143	19.0%
Sales and marketing expense, excluding stock-based expense and depreciation, increased year-over-year by $5.1 million during the three months ended March 31, 2019, as compared to the same period in 2018. Personnel expense increased year-over-year by $3.5 million compared to the respective period in 2018, driven by our continued investments in our sales force and product marketing team and incremental headcount from our recent acquisitions. Marketing program and travel expenses increased year-over-year by $1.0 million reflecting investments to accelerate client demand across our portfolio of solutions.
Total sales and marketing expense as a percentage of total revenue increased slightly from 18.7% for the three months ended March 31, 2018 to 19.1% for the three months ended March 31, 2019.
General and administrative

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(in thousands, except percentages)
General and administrative	$20,745	$21,935	$(1,190)	(5.4)%
Stock-based expense	5,752	3,779	1,973	52.2
Depreciation	1,646	1,376	270	19.6
Total general and administrative expense	$28,143	$27,090	$1,053	3.9%
General and administrative expense for the three months ended March 31, 2019, excluding stock-based expense and depreciation, decreased $1.2 million, as compared to the same period of 2018. These net changes resulted from a combination of factors. Legal and professional fees decreased $2.6 million principally related to costs associated with our 2018 settlement with the Federal Trade Commission (“FTC”) recognized in the three months ended March 31, 2018. Losses on disposal of assets decreased $0.7 million, primarily related to the early retirement of assets and upgrades in our data center infrastructure during the first quarter of 2018. These reductions were offset by a year-over year increase in personnel expense of $1.5 million for the three months ended March 31, 2019, reflecting investments to support our continued growth and incremental headcount from our recent acquisitions.
Total general and administrative expense as a percentage of total revenue decreased from 13.5% to 12.0% for the three months ended March 31, 2018, as compared to the same period in 2019, primarily driven by the impact of 2018 legal costs associated with the FTC settlement.
Amortization of intangible assets

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$9,836	$8,089	$1,747	21.6%
Amortization expense of intangible assets increased $1.7 million during the three months ended March 31, 2019, as compared to the same period in 2018. Higher amortization expense was primarily driven by the addition of finite-lived client relationship and trade name assets in connection with our 2018 acquisitions.

Interest Expense and Other, Net

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(in thousands, except percentages)
Interest expense	$(9,201)	$(7,756)	$(1,445)	18.6%
Interest income	620	35	585	1,671.4
Change in fair value of equity investment	2,600	—	2,600	100.0
Other income	1	51	(50)	(98.0)
Total interest expense and other, net	$(5,980)	$(7,670)	$1,690	(22.0)%
Interest expense and other, net for the three months ended March 31, 2019, decreased $1.7 million as compared to the same period in 2018. This decrease was primarily attributable to a $2.6 million write up of the fair value of our investment in CompStak, following an observable price change in their stock. Refer to Note 13 of the accompanying Condensed Consolidated Financial Statements for further discussion of this change in fair value. The decrease was partially offset by interest expense recognized on our finance lease liabilities following our adoption of ASC 842.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from recurring operations and by calculating the tax effect of discrete items recognized during the quarter. Our effective income tax rate was 29.2% and (2.8)% for the three months ended March 31, 2019 and 2018, respectively. Our effective rate is higher than the statutory rate for the three months ended March 31, 2019, primarily because of the effect of the BEAT tax, state taxes and certain non-deductible expenses, offset, in part, by $1.7 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-09.
Our effective rate is lower than the statutory rate for the three months ended March 31, 2018, primarily because of $4.2 million of excess tax benefits from stock-based compensation recognized as discrete items, as required by ASU 2016-09.
Liquidity and Capital Resources
Our primary sources of liquidity as of March 31, 2019, consisted of $252.7 million of cash and cash equivalents, $350.0 million available under the Revolving Facility, amounts available under the Credit Facility’s Accordion Feature, and $24.3 million of working capital (excluding $252.7 million of cash and cash equivalents, $295.9 million of convertible notes, and $121.5 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions, debt service, and share repurchases will continue to be our principal needs for liquidity over the near term. We made capital expenditures of $10.9 million during the three months ended March 31, 2019. We expect capital expenditures to be between 5% and 6% of total revenue during the year ending December 31, 2019 for anticipated expenditures related to our international growth, recent acquisitions, investments related to those acquisitions, and data content and analytics investments. We expect our capital expenditure rate to decrease to 5% of total revenue over the next few years. In addition, we have made several acquisitions in which a portion of the purchase consideration is payable at various times through 2021, with a majority of the deferred cash obligations payable during 2019. We expect to fund these obligations from cash provided by operating activities or funds available under our Credit Facility.
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
As of December 31, 2018, we had gross federal and state net operating loss (“NOL”) carryforwards of $237.6 million and $81.2 million, respectively. Our federal and state NOL carryforwards may be available to offset potential payments of future income tax liabilities. If unused, the gross federal NOLs will begin to expire in 2024 and the state NOLs will begin to expire in 2019. Total gross state NOLs expiring in the next five years is approximately $2.1 million.

The following table sets forth cash flow data for the periods indicated therein:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$3,992	$70,771
Net cash used in investing activities	$(10,873)	$(14,460)
Net cash used in financing activities	$(19,353)	$(7,405)
Net Cash Provided by Operating Activities
During the three months ended March 31, 2019, net cash provided by operating activities consisted of net income of $11.3 million, net non-cash adjustments to net income of $49.6 million, and a net outflow of cash from changes in operating assets and liabilities of $56.9 million. Non-cash adjustments to net income primarily consisted of depreciation and amortization expense of $27.8 million, stock-based expense of $14.9 million, amortization of debt discount and issuance costs of $3.2 million, and amortization of our right-of-use assets of $3.0 million. These items were partially offset by the change in fair value of our investment in CompStak.
Changes in working capital during the three months ended March 31, 2019, included net cash outflows for customer deposits of $50.3 million, primarily attributable to the timing of cash settlements for previously initiated resident transactions related to our payments solutions. Net cash outflows also included changes in accrued compensation, taxes, and benefits of $10.6 million, primarily attributable to the payment of annual bonuses which were previously accrued at prior year-end. These items were partially offset by net cash inflows from changes in accounts payable of $4.0 million, primarily attributable to the timing of vendor invoice receipts and payments.
Net Cash Used in Investing Activities
During the three months ended March 31, 2019, we used $10.9 million for capital expenditures, which primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Used in Financing Activities
During the three months ended March 31, 2019, the net cash used in our financing activities primarily consisted of payments of acquisition-related consideration of $11.4 million, payments on our Term Loans of $4.0 million, and activity under our stock-based expense plans of $3.1 million, primarily attributable to shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock.

Contractual Obligations, Commitments, and Contingencies
The following table summarizes, as of March 31, 2019, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Convertible Notes (1)	$363,759	$3,881	$10,350	$349,528	$—
Term Loans (2)	331,881	20,633	81,444	229,804	—
Operating and finance lease obligations	161,563	19,565	29,733	26,169	86,096
Acquisition-related liabilities (3)	38,409	23,681	14,728	—	—
	$895,612	$67,760	$136,255	$605,501	$86,096

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

(3)
Represents obligations in connection with our acquisitions comprised of undiscounted amounts payable for our deferred cash and contingent consideration obligations. These amounts exclude deferred stock obligations and potential reductions related to the sellers’ indemnification obligations.

Credit Facility
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
Term Loan and Delayed Draw Term Loan
In February 2016, we originated a term loan in the original principal amount of $125.0 million under the Credit Facility. We made quarterly principal payments of $0.8 million through March 31, 2018, which increased to $1.5 million beginning on June 30, 2018, and will increase again to $3.1 million beginning on June 30, 2020. In December 2017, we drew funds of $200.0 million available under the delayed draw term loan. We made quarterly principal payments of $1.3 million through March 31, 2018, that increased to $2.5 million beginning on June 30, 2018, and will increase again to $5.0 million beginning on June 30, 2020.
Principal payments on the Term Loans are due in quarterly installments, as described above, and may not be re-borrowed. All outstanding principal and accrued but unpaid interest is due on the maturity date. We may prepay the Term Loans in whole or in part at any time, without premium or penalty.
Accordion Feature
The Credit Facility also allows us, subject to certain conditions, to request additional term loans or revolving commitments up to an aggregate principal amount of $150.0 million, plus an amount that would not cause our Senior Leverage Ratio to exceed 3.50 to 1.00.
Refer to Note 8 of the accompanying Condensed Consolidated Financial Statements for further discussion of the Credit Facility, including its terms and conditions.
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
During the first quarter of 2019, the closing price of our common stock exceeded 130% of the conversion price of the Convertible Notes for more than 20 trading days during the last 30 consecutive trading days of the quarter, thereby satisfying one of the early conversion events. As a result, the Convertible Notes are convertible at any time during the second quarter of 2019. Accordingly, as of March 31, 2019, the carrying amount of the Convertible Notes of $295.9 million was classified as a current liability in the accompanying Condensed Consolidated Balance Sheets.
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
Refer to Note 8 of the accompanying Condensed Consolidated Financial Statements for a complete discussion of these transactions and their accounting implications.
Other than the matters discussed above, there have been no other material changes outside normal operations in our contractual obligations from our disclosures within our Form 10-K for the year ended December 31, 2018.
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
We had cash and cash equivalents of $252.7 million and $228.2 million at March 31, 2019 and December 31, 2018, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $301.0 million and $305.0 million outstanding under our Term Loan and Delayed Draw Term Loan, respectively, at March 31, 2019 and December 31, 2018, respectively. The Term Loans are reflected net of unamortized debt issuance costs of $1.2 million and $1.3 million at March 31, 2019 and December 31, 2018, respectively, in the accompanying Condensed Consolidated Balance Sheets. There were no amounts outstanding under our Revolving Facility at March 31, 2019 and December 31, 2018. At our option, amounts borrowed under the Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.25%, or the Base Rate, plus a margin ranging from 0.25% to 1.25%. The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. If the applicable variable interest rates changed by 50 basis points, our annual interest expense as of March 31, 2019 would change by approximately $0.6 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2018 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. As of the date of this report, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2019.
In connection with our acquisitions of NovelPay, LLC (“NovelPay”) and ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”) which were completed in April 2018, as required by the acquisition agreements, on May 3, 2019, we issued an aggregate of 154,281 shares of our common stock to certain of the equity holders of ClickPay, subject to our holdback rights in respect of indemnification and post-closing purchase price adjustments pursuant to the acquisition agreements. The foregoing shares were issued to accredited investors in a private placement exempt under Regulation D under the Securities Act of 1933, as amended.
(c) Purchases of Equity Securities
There was no share repurchase activity during the three months ended March 31, 2019.
In October 2018, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share purchase program is effective through October 25, 2019. Shares repurchased under the plan are retired.
Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the following Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Included
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/6/2018	3.1
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7
10.1	Consulting Agreement between the Registrant and W. Bryan Hill, dated January 7, 2019+	10-K	2/27/2019	10.25
10.2	Employment Agreement between Registrant and Thomas C. Ernst, Jr., dated January 7, 2019+	10-K	2/27/2019	10.33
10.3	Employment Agreement between Registrant and Kandis Thompson, dated January 7, 2019+	10-K	2/27/2019	10.36
10.4
Second Amendment to Collateral Agreement by and among the Registrant, certain of its subsidiaries from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of February 26, 2019 and effective as of January 1, 2019
					X
10.5	Fifth Amendment to the RealPage, Inc. 2010 Equity Incentive Plan, as amended and restated, dated February 21, 2019+				X
10.6	Form of 2019 Management Incentive Plan+				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X

*     Furnished herewith.
+    Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2019

RealPage, Inc.

By:	/s/ Thomas C. Ernst, Jr.
Thomas C. Ernst, Jr.
Executive Vice President, Chief Financial Officer and Treasurer