Form 10-Q
period 2019-06-30
REALPAGE INC
filed 2019-08-09
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34846

RealPage, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2788861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Lakeside Boulevard			75082-4305
Richardson	,	Texas
(Address of principal executive offices)			(Zip Code)
(972) 820-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	RP	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 24, 2019
Common Stock, $0.001 par value	94,759,239

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$261,571	$228,159
Restricted cash	113,359	154,599
Accounts receivable, less allowances of $7,815 and $8,850 at June 30, 2019 and December 31, 2018, respectively	128,080	123,596
Prepaid expenses	17,411	19,214
Other current assets	17,046	15,185
Total current assets	537,467	540,753
Property, equipment, and software, net	156,213	153,528
Right-of-use assets	99,122	—
Goodwill	1,070,828	1,053,119
Intangible assets, net	262,711	287,378
Deferred tax assets, net	38,999	42,602
Other assets	23,783	20,393
Total assets	$2,189,123	$2,097,773
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,673	$25,312
Accrued expenses and other current liabilities	70,819	95,482
Current portion of deferred revenue	124,726	120,704
Current portion of term loans	20,166	16,133
Convertible notes, net	298,927	—
Customer deposits held in restricted accounts	113,358	154,601
Total current liabilities	660,669	412,232
Deferred revenue	3,924	4,902
Term loans, net	275,701	287,582
Convertible notes, net	—	292,843
Lease liabilities, net of current portion	113,511	—
Other long-term liabilities	14,999	37,190
Total liabilities	1,068,804	1,034,749
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value: 250,000,000 shares authorized, 96,151,815 and 95,991,162 shares issued and 94,860,120 and 93,650,127 shares outstanding at June 30, 2019 and December 31, 2018, respectively	96	96
Additional paid-in capital	1,189,875	1,187,683
Treasury stock, at cost: 1,291,695 and 2,341,035 shares at June 30, 2019 and December 31, 2018, respectively	(34,109)	(65,470)
Accumulated deficit	(33,075)	(58,793)
Accumulated other comprehensive loss	(2,468)	(492)
Total stockholders’ equity	1,120,319	1,063,024
Total liabilities and stockholders’ equity	$2,189,123	$2,097,773
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
On demand	$235,185	$206,945	$461,704	$400,245
Professional and other	8,676	9,307	16,463	17,308
Total revenue	243,861	216,252	478,167	417,553
Cost of revenue	95,708	81,942	185,902	154,779
Amortization of product technologies	9,900	9,127	19,414	17,422
Gross profit	138,253	125,183	272,851	245,352
Operating expenses:
Product development	28,151	30,771	58,048	59,811
Sales and marketing	49,120	40,664	93,943	78,344
General and administrative	28,310	28,444	56,453	55,534
Amortization of intangible assets	10,402	8,496	20,238	16,585
Total operating expenses	115,983	108,375	228,682	210,274
Operating income	22,270	16,808	44,169	35,078
Interest expense and other, net	(8,029)	(8,518)	(14,009)	(16,188)
Income before income taxes	14,241	8,290	30,160	18,890
Income tax (benefit) expense	(822)	(189)	3,825	(490)
Net income	$15,063	$8,479	$26,335	$19,380

Net income per share attributable to common stockholders:
Basic	$0.16	$0.10	$0.29	$0.23
Diluted	$0.16	$0.09	$0.27	$0.22
Weighted average common shares outstanding:
Basic	91,914	85,124	91,703	83,156
Diluted	96,493	90,005	96,036	87,332
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$15,063	$8,479	$26,335	$19,380
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments, net of tax	(991)	109	(1,576)	367
Reclassification adjustment for gains included in earnings on derivative instruments, net of tax	(223)	(145)	(444)	(244)
Foreign currency translation adjustment	118	14	19	(113)
Other comprehensive (loss) income, net of tax	(1,096)	(22)	(2,001)	10
Comprehensive income	$13,967	$8,457	$24,334	$19,390
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Six-Month Period Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	95,991	$96	$1,187,683	$(492)	$(58,793)	2,341	$(65,470)	$1,063,024
Cumulative effect of adoption of ASU 2017-12	—	—	—	25	(25)	—	—	—
Issuance of common stock in connection with our acquisitions	154	—	9,846	—	—	—	—	9,846
Stock option exercises	19	—	(1,277)	—	—	(138)	4,346	3,069
Issuance of restricted stock	—	—	(38,999)	—	—	(1,268)	38,999	—
Treasury stock purchased, at cost	—	—	1,620	—	—	369	(12,728)	(11,108)
Retirement of treasury stock	(12)	—	(152)	—	(592)	(12)	744	—
Stock-based compensation	—	—	31,154	—	—	—	—	31,154
Other comprehensive income - derivative instruments	—	—	—	(2,020)	—	—	—	(2,020)
Foreign currency translation	—	—	—	19	—	—	—	19
Net income	—	—	—	—	26,335	—	—	26,335
Balance as of June 30, 2019	96,152	$96	$1,189,875	$(2,468)	$(33,075)	1,292	$(34,109)	$1,120,319

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(in thousands)
(unaudited)

	Three-Month Period Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of April 1, 2019	95,998	96	1,167,950	(1,372)	(47,546)	1,265	(33,753)	$1,085,375
Issuance of common stock in connection with our acquisitions	154	—	9,846	—	—	—	—	9,846
Stock option exercises	12	—	(440)	—	—	(49)	1,632	1,192
Issuance of restricted stock	—	—	(4,543)	—	—	(138)	4,543	—
Treasury stock purchased, at cost	—	—	1,183	—	—	226	(7,275)	(6,092)
Retirement of treasury stock	(12)	—	(152)	—	(592)	(12)	744	—
Stock-based compensation	—	—	16,031	—	—	—	—	16,031
Other comprehensive income - derivative instruments	—	—	—	(1,214)	—	—	—	(1,214)
Foreign currency translation	—	—	—	118	—	—	—	118
Net income	—	—	—	—	15,063	—	—	15,063
Balance as of June 30, 2019	96,152	$96	$1,189,875	$(2,468)	$(33,075)	1,292	$(34,109)	$1,120,319

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(in thousands)
(unaudited)

	Six-Month Period Ended June 30, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2018	87,153	$87	$637,851	$243	$(75,046)	3,973	$(61,260)	$501,875
Cumulative effect of adoption of ASU 2014-09	—	—	—	—	2,221	—	—	2,221
Public offering of common stock, net of $17,051 of offering costs	8,050	8	441,791	—	—	—	—	441,799
Issuance of common stock in connection with our acquisitions	1,265	1	56,610	—	—	—	—	56,611
Stock option exercises	18	—	5,469	—	—	(367)	2,270	7,739
Issuance of restricted stock	—	—	(6,394)	—	—	(1,533)	6,394	—
Treasury stock purchased, at cost	—	—	4	—	—	453	(14,764)	(14,760)
Stock-based compensation	—	—	24,500	—	—	—	—	24,500
Other comprehensive income - derivative instruments	—	—	—	123	—	—	—	123
Foreign currency translation	—	—	—	(113)	—	—	—	(113)
Net income	—	—	—	—	19,380	—	—	19,380
Balance as of June 30, 2018	96,486	$96	$1,159,831	$253	$(53,445)	2,526	$(67,360)	$1,039,375

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(in thousands)
(unaudited)

	Three-Month Period Ended June 30, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of April 1, 2018	87,160	$87	$651,996	$275	$(61,924)	2,653	$(68,407)	$522,027
Public offering of common stock, net of $17,051 of offering costs	8,050	8	441,791	—	—	—	—	441,799
Issuance of common stock in connection with our acquisitions	1,265	1	56,610	—	—	—	—	56,611
Stock option exercises	11	—	431	—	—	(126)	2,270	2,701
Issuance of restricted stock	—	—	(5,091)	—	—	(197)	5,091	—
Treasury stock purchased, at cost	—	—	4	—	—	196	(6,314)	(6,310)
Stock-based compensation	—	—	14,090	—	—	—	—	14,090
Other comprehensive income - derivative instruments	—	—	—	(36)	—	—	—	(36)
Foreign currency translation	—	—	—	14	—	—	—	14
Net income	—	—	—	—	8,479	—	—	8,479
Balance as of June 30, 2018	96,486	$96	$1,159,831	$253	$(53,445)	2,526	$(67,360)	$1,039,375

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$26,335	$19,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,840	48,389
Amortization of debt discount and issuance costs	6,513	6,121
Amortization of right-of-use assets	5,925	—
Deferred taxes	4,236	(2,973)
Stock-based expense	30,778	24,013
Loss on disposal and impairment of other long-lived assets	269	1,098
Change in fair value of equity investment	(2,600)	—
Acquisition-related consideration	699	1,124
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(3,337)	6,815
Prepaid expenses and other current assets	(283)	(9,395)
Other assets	(184)	(2,248)
Accounts payable	6,039	5,899
Accrued compensation, taxes, and benefits	(8,833)	(1,379)
Deferred revenue	3,044	(2,034)
Customer deposits	(46,546)	5,142
Other current and long-term liabilities	(5,518)	2,268
Net cash provided by operating activities	73,377	102,220
Cash flows from investing activities:
Purchases of property, equipment, and software	(23,466)	(22,493)
Acquisition of businesses, net of cash and restricted cash acquired	(17,528)	(137,475)
Purchase of other investment	(1,750)	(1,800)
Net cash used in investing activities	(42,744)	(161,768)
Cash flows from financing activities:
Payments on term loans	(8,067)	(6,049)
Proceeds from revolving credit facility	—	140,000
Payments on revolving line of credit	—	(190,000)
Payments of deferred financing costs	—	(1,139)
Payments on finance lease obligations	(2,127)	(211)
Payments of acquisition-related consideration	(20,247)	(7,371)
Proceeds from public offering, net of underwriters’ discount and offering costs	—	441,799
Proceeds from exercise of stock options	3,069	7,739
Purchase of treasury stock related to stock-based compensation	(11,108)	(14,760)
Net cash (used in) provided by financing activities	(38,480)	370,008
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,847)	310,460
Effect of exchange rate on cash	19	(113)
Cash, cash equivalents and restricted cash:
Beginning of period	382,758	165,345
End of period	$374,930	$475,692
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$10,856	$9,200
Cash paid for income taxes, net	$1,470	$722
Right-of-use assets obtained in exchange for operating lease obligations	$12,029	$—
Non-cash investing and financing activities:
Accrued property, equipment, and software	$2,439	$1,101
Acquisition-related liability settled with equity	$9,846	$—
Fair value of stock consideration in connection with acquisition of ClickPay	$—	$35,855
Redemption of noncontrolling interest in connection with acquisition of ClickPay	$—	$20,756

       The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets and that shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$261,571	$228,159
Restricted cash	113,359	154,599
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash flows	$374,930	$382,758
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
Principally, all of our revenue for the three and six months ended June 30, 2019 and 2018 was earned in the United States. Net property, equipment, and software located in the United States amounted to $147.3 million and $144.3 million at June 30, 2019 and December 31, 2018, respectively. Net property, equipment, and software located in our international subsidiaries amounted to $8.9 million and $9.2 million at June 30, 2019 and December 31, 2018, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, India, and Spain at both June 30, 2019 and December 31, 2018.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Our cash accounts are maintained at various high credit quality financial institutions and may exceed federally insured limits. We have not experienced any losses in such accounts.
Substantially all of our accounts receivable are derived from clients in the residential rental housing market. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable.
No single client accounted for 10% or more of our revenue or accounts receivable for the three or six months ended June 30, 2019 or 2018.
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
Trade receivables are written off against the allowance when management determines a balance is uncollectible. We incurred bad debt expense of $0.4 million and $1.5 million for the three months ended, and $1.5 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively.
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
The adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases of $73.9 million and $101.5 million, respectively, at January 1, 2019 (the “Transition Date”) which included reclassifying deferred rent, lease incentives, and favorable and unfavorable leases associated with our acquisitions as a component of the ROU asset. As of the Transition Date, we had insignificant finance leases.
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
Certain of our leases include options to extend the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. Subsequent to the Transition Date and during the first quarter of 2019, we determined we were reasonably certain to renew the building lease for our corporate headquarters, and as a result, we reassessed the classification of the lease and determined the building lease met the criteria of a finance lease under ASC 842. As a result, an operating ROU asset and lease liability of $36.4 million and

$58.6 million, respectively, were reclassified and remeasured to a finance ROU asset and lease liability of $58.2 million and $80.4 million, respectively.
See Note 6 for additional disclosures related to the impact of adopting the new lease standard.
Accounting Standards Update 2017-12
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. Certain of the amendments in this ASU, as they relate to cash flow hedges, eliminate the requirement to separately record hedge ineffectiveness currently in earnings. Instead, the entire change in the fair value of the hedging instrument is recorded in Other Comprehensive Income (“OCI”), and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. Additionally, this ASU simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. This ASU must be applied on a modified retrospective basis through a cumulative effect adjustment to the opening balance of retained earnings as of the initial application date.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We will adopt ASU 2016-13 in the first quarter of 2020 utilizing the modified retrospective transition method through a cumulative-effect adjustment to retained earnings. We are in the process of evaluating appropriate changes to our business processes, systems and controls to support the adoption of the new standard. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.
3. Acquisitions
2019 Acquisitions
LeaseTerm Solutions
In April 2019, we acquired substantially all of the assets of LeaseTerm Insurance Group, LLC (“LeaseTerm Solutions”), a provider of alternatives to traditional renters’ insurance programs and tenant security deposit programs for the multifamily housing industry. Aggregate purchase consideration was $26.0 million, including deferred cash obligations of up to $2.7 million that will be released on the first and second anniversary dates of the closing date, subject to any indemnification claims. The acquisition was financed using cash on hand.
The acquired identified intangible assets consisted of client relationships and trade names and were assigned estimated useful lives of seven and five years, respectively. Preliminary goodwill recognized of $18.1 million is primarily comprised of anticipated synergies from the expansion of our risk management solutions. Goodwill and the acquired identified intangible assets are deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.2 million.
Purchase Consideration and Purchase Price Allocations
The estimated fair values of assets acquired and liabilities assumed are provisional and are based primarily on the information available as of the acquisition date. We believe this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition date. The components of the purchase consideration and the preliminary allocation of LeaseTerm Solution’s purchase price are as follows, in thousands:

LeaseTerm Solutions
Fair value of purchase consideration:
Cash, net of cash acquired	$23,417
Deferred obligations, net	2,574
Total fair value of purchase consideration	$25,991

Fair value of net assets acquired:
Restricted cash	$5,889
Accounts receivable	491
Property, equipment, and software	400
Intangible assets:
Client relationships	7,100
Trade names	200
Right-of-use assets	167
Goodwill	18,104
Accounts payable and accrued liabilities	(342)
Client deposits held in restricted accounts	(5,889)
Other long-term liabilities	(129)
Total fair value of net assets acquired	$25,991

2018 Acquisitions
We completed four acquisitions during fiscal year 2018. For certain of the acquisitions in the table below, the estimated fair values of assets acquired and liabilities assumed are provisional. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition dates. The allocation of each purchase price, including effects of measurement period adjustments recorded as of June 30, 2019, is as follows:

		Date of Acquisition	Aggregate Purchase Price	Closing Cash Payment, Net of Cash Acquired	Net Tangible Assets Acquired (Liabilities Assumed)	Identified Intangible Assets	Goodwill Recognized
			(in thousands)
ClickPay Services, Inc.	(Final)	Apr 2018	$220,992	$138,983	$(4,620)	$52,700	$172,912
Blu Trend, LLC	(Final)	Jul 2018	$8,500	$8,500	$343	$4,270	$3,887
LeaseLabs, Inc.	(Provisional)	Sept 2018	$112,892	$84,498	$1,188	$27,200	$84,504
Rentlytics, Inc.	(Provisional)	Oct 2018	$54,953	$47,895	$288	$12,200	$42,465

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

Deferred Obligations and Contingent Consideration Activity
The following table presents changes in the Company’s deferred cash and stock obligations and contingent consideration for the six months ended June 30, 2019 and the year ended December 31, 2018:

	Deferred Cash and Stock Obligations	Contingent Consideration	Total
	(in thousands)
Balance at January 1, 2018	$47,016	$414	$47,430
Additions, net of fair value discount	36,313	7,000	43,313
Cash payments	(29,600)	(247)	(29,847)
Accretion expense	1,970	—	1,970
Change in fair value	—	(1,167)	(1,167)
Indemnification claims and other adjustments	(3,557)	—	(3,557)
Balance at December 31, 2018	52,142	6,000	58,142
Additions, net of fair value discount	2,574	—	2,574
Cash payments	(14,592)	(5,963)	(20,555)
Settlements through common stock issued	(9,846)	—	(9,846)
Accretion expense	988	—	988
Change in fair value	—	(37)	(37)
Indemnification claims and other adjustments	(320)	—	(320)
Balance at June 30, 2019	$30,946	$—	$30,946

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
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2019 and 2018, as if the aforementioned 2019 and 2018 acquisitions had occurred as of January 1, 2018 and January 1, 2017, respectively. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax expense or benefit, issuance of shares of our common stock, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019 Pro Forma	2018 Pro Forma	2019 Pro Forma	2018 Pro Forma
	(unaudited)
	(in thousands, except per share amounts)
Total revenue	$244,030	$227,150	$479,720	$444,313
Net income	$15,168	$6,386	$26,369	$14,030
Net income per share:
Basic	$0.17	$0.07	$0.29	$0.17
Diluted	$0.16	$0.07	$0.27	$0.16

4. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by major revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
On demand
Property management	$51,003	$46,523	$100,917	$91,842
Resident services	101,205	85,330	198,009	162,507
Leasing and marketing	46,808	42,841	91,078	82,257
Asset optimization	36,169	32,251	71,700	63,639
Total on demand revenue	235,185	206,945	461,704	400,245

Professional and other	8,676	9,307	16,463	17,308
Total revenue	$243,861	$216,252	$478,167	$417,553

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
Contract Balances
Contract assets generally consist of amounts recognized as revenue before they can be invoiced to clients or amounts invoiced to clients prior to the period in which the service is provided where the right to payment is subject to conditions other than just the passage of time. These contract assets are included in “Accounts receivable” in the accompanying Condensed Consolidated Financial Statements and related disclosures. Contract liabilities are comprised of billings or payments received from our clients in advance of performance under the contract. We refer to these contract liabilities as “Deferred revenue” in the accompanying Condensed Consolidated Financial Statements and related disclosures. We recognized revenue of $97.3 million for the six months ended June 30, 2019, which was included in the line “Deferred revenue” in the accompanying Condensed Consolidated Balance Sheet as of the beginning of the period.
Contract Acquisition Costs
We capitalize certain commissions as incremental costs of obtaining a contract with a client if we expect to recover those costs. The commissions are capitalized and amortized over a period of benefit determined to be three years. Below is a summary of our capitalized commissions costs and their respective locations in the accompanying Condensed Consolidated Balance Sheets:

	Balance Sheet Location	June 30, 2019	December 31, 2018
		(in thousands)
Capitalized commissions costs - current	Other current assets	$8,746	$6,679
Capitalized commissions costs - noncurrent	Other assets	8,588	7,757
Total capitalized commissions costs		$17,334	$14,436

Amortization of capitalized commissions was $2.0 million and $1.0 million for the three months ended, and $3.8 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively. No impairment loss was recognized in relation to these capitalized costs.
Remaining Performance Obligations
Certain clients commit to purchase our solutions for terms ranging from two to seven years. We expect to recognize approximately $461.3 million of revenue in the future related to performance obligations for on demand contracts with an original duration greater than one year that were unsatisfied or partially unsatisfied as of June 30, 2019. Our estimate does not include amounts related to:

•	professional and usage-based services that are billed and recognized based on services performed in a certain period;

•	amounts attributable to unexercised contract renewals that represent a material right; or

•	amounts attributable to unexercised client options to purchase services that do not represent a material right.
We expect to recognize revenue on approximately 69.0% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter. Revenue from remaining performance obligations for professional service contracts as of June 30, 2019 was immaterial.

5. Property, Equipment, and Software
Property, equipment, and software consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Leasehold improvements	$65,297	$63,391
Data processing and communications equipment	73,066	68,015
Furniture, fixtures, and other equipment	34,074	33,840
Software	143,214	131,437
Property, equipment, and software, gross	315,651	296,683
Less: Accumulated depreciation and amortization	(159,438)	(143,155)
Property, equipment, and software, net	$156,213	$153,528

Depreciation and amortization expense for property, equipment, and purchased software was $7.7 million and $7.5 million for the three months ended, and $15.2 million and $14.4 million for the six months ended June 30, 2019 and 2018, respectively.
The unamortized amount of capitalized software development costs was $60.4 million and $54.9 million at June 30, 2019 and December 31, 2018, respectively. Amortization expense related to capitalized software development costs totaled $3.8 million and $3.0 million for the three months ended, and $7.0 million and $5.5 million for the six months ended June 30, 2019 and 2018, respectively.
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
The components of lease costs for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(in thousands)
Operating lease cost	$3,477	$6,963

Finance lease cost:
Depreciation of finance lease asset	$992	$1,984
Interest on lease liabilities	1,061	2,106
Total finance lease cost	$2,053	4,090

Rent expense for short-term leases for the three and six months ended June 30, 2019 was not material.

Supplemental balance sheet information related to leases at June 30, 2019, was as follows:

	Operating leases	Finance leases	Total leases
	(in thousands, except lease term and discount rate)
Right-of-use assets	$42,896	$56,226	$99,122

Lease liabilities, current (1)	$9,933	$3,183	$13,116
Lease liabilities, net of current portion	38,426	75,085	113,511
Total lease liabilities	$48,359	$78,268	$126,627

Weighted average remaining term (in years)	5.9	14.2
Weighted average discount rate	5.2%	5.4%

(1)	Included in the line “Accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Supplemental cash flow information related to leases for the six months ended June 30, 2019, was as follows, in thousands:

Cash payments for lease liabilities within operating activities:
Operating leases	$7,809
Finance leases	$2,106
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$12,029

At June 30, 2019, future maturities of lease liabilities due under these lease agreements were as follows for the years ending December 31, in thousands:

	Operating leases	Finance leases	Total leases
2019	$6,483	$3,059	$9,542
2020	10,214	7,398	17,612
2021	8,983	7,504	16,487
2022	7,982	7,609	15,591
2023	7,590	7,714	15,304
Thereafter	15,161	80,033	95,194
Total undiscounted lease payments	56,413	113,317	169,730
Present value adjustment	(8,054)	(35,049)	(43,103)
Present value of lease payments	$48,359	$78,268	$126,627

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the six months ended June 30, 2019 were as follows, in thousands:

Balance as of January 1, 2019	$1,053,119
Goodwill acquired	18,104
Measurement period adjustments	(395)
Balance as of June 30, 2019	$1,070,828

Identified intangible assets consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$207,960	$(112,828)	$95,132	$207,310	$(100,445)	$106,865
Client relationships	271,328	(123,330)	147,998	264,228	(107,155)	157,073
Vendor relationships	5,650	(5,650)	—	5,650	(5,650)	—
Trade names	23,157	(14,351)	8,806	22,956	(10,682)	12,274
Non-compete agreements	4,173	(1,791)	2,382	4,173	(1,395)	2,778
Total finite-lived intangible assets	512,268	(257,950)	254,318	504,317	(225,327)	278,990
Indefinite-lived intangible assets:
Trade names	8,393	—	8,393	8,388	—	8,388
Total intangible assets	$520,661	$(257,950)	$262,711	$512,705	$(225,327)	$287,378

Amortization expense related to finite-lived intangible assets was $16.5 million and $14.7 million for the three months ended, and $32.6 million and $28.5 million for the six months ended June 30, 2019 and 2018, respectively.
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
Revolving loans under the Credit Facility may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan and Delayed Draw Term Loan (collectively, the “Term Loans”) are due in quarterly installments, as described above, and may not be re-borrowed. All outstanding principal and accrued but unpaid interest is due on the maturity date. The Term Loans are subject to mandatory repayment requirements in the event of certain asset sales or if certain insurance or condemnation events occur, subject to customary reinvestment provisions. We may prepay the Term Loans in whole or in part at any time without premium or penalty.
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
As of June 30, 2019, we were in compliance with the covenants under our Credit Facility.
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
As of June 30, 2019 and December 31, 2018, we had $350.0 million of available credit under our Revolving Facility and there were no outstanding borrowings. We incur commitment fees on the unused portion of the Revolving Facility. The carrying value of the Revolving Facility approximates its fair value.
Unamortized debt issuance costs for the Revolving Facility were $1.1 million and $1.3 million at June 30, 2019 and December 31, 2018, respectively, and are included in the line “Other assets” in the Condensed Consolidated Balance Sheets.
Principal outstanding, and unamortized debt issuance costs for the Term Loans, were as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Term Loan	Delayed Draw Term Loan	Term Loan	Delayed Draw Term Loan
	(in thousands)
Principal outstanding	$111,923	$185,000	$114,990	$190,000
Unamortized issuance costs	(142)	(501)	(171)	(606)
Unamortized discount	(113)	(300)	(137)	(361)
Carrying value	$111,668	$184,199	$114,682	$189,033

The fair value of the Term Loans on June 30, 2019 and December 31, 2018 was $288.6 million and $298.9 million, respectively. The fair value was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities. We concluded that this fair value measurement should be categorized within Level 2.

Future maturities of principal under the Term Loans are as follows for the years ending December 31, in thousands:

Term Loans
2019	$8,066
2020	28,232
2021	32,266
2022	228,359
$296,923

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
The Convertible Notes accrue interest at a rate of 1.50%, payable semi-annually on May 15 and November 15 of each year. On or after May 15, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at their option. The Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. Based on our closing stock price of $58.85 on June 30, 2019, the if-converted value exceeded the aggregate principal amount of the Convertible Notes by $139.0 million.
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
The Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Indenture contains customary events of default with respect to the Convertible Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the Convertible Notes shall, declare all of principal and accrued and unpaid interest, if any, of the Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving us or a significant subsidiary, all of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable.
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
During the second quarter of 2019, the closing price of our common stock exceeded 130% of the conversion price of the Convertible Notes for more than 20 trading days during the last 30 consecutive trading days of the quarter, thereby satisfying one of the early conversion events. As a result, the Convertible Notes are convertible at any time during the third quarter of 2019.
Accordingly, as of June 30, 2019, the carrying amount of the Convertible Notes of $298.9 million was classified as a current liability in the accompanying Condensed Consolidated Balance Sheets. No gain or loss was recognized when the debt became convertible.
The net carrying amount of the Convertible Notes at June 30, 2019 and December 31, 2018, was as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Liability component:
Principal amount	$345,000	$345,000
Unamortized discount	(40,842)	(46,235)
Unamortized debt issuance costs	(5,231)	(5,922)
	$298,927	$292,843

Equity component, net of issuance costs and deferred tax:	$61,390	$61,390

The estimated fair value of the Convertible Notes at June 30, 2019 and December 31, 2018 was $512.3 million and $441.4 million, respectively. The estimated fair value is based on quoted market prices as of the last trading day for the six months ended June 30, 2019; however, the Convertible Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Convertible Notes could be retired or transferred. We concluded this measurement should be classified within Level 2.
The following table sets forth total interest expense related to the Convertible Notes for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Contractual interest expense	$1,294	$1,294	$2,588	$2,588
Amortization of debt discount	2,717	2,562	5,393	5,086
Amortization of debt issuance costs	348	328	691	651
	$4,359	$4,184	$8,672	$8,325

The effective interest rate of the liability component for the three and six months ended June 30, 2019 and 2018 was 5.87%.
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
9. Stock-based Expense
During the three and six months ended June 30, 2019, we made the following grants of time-based restricted stock:

Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Vesting
99,383	737,270	Shares vest ratably over a period of twelve quarters beginning on the first day of the second calendar quarter immediately following the grant date.
—	22,675	Shares fully vested on the first day of the calendar quarter immediately following the grant date.
25,515	26,895	Shares vest ratably over a period of four quarters beginning on the first day of the calendar quarter immediately following the grant date.

During the three and six months ended June 30, 2019, we granted 12,750 shares and 480,882 shares of restricted stock, respectively, that become eligible to vest based on the achievement of certain market-based conditions, as described below:

Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Condition to Become Eligible to Vest
—	11,300	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $60.84 for twenty consecutive trading days.
—	105,733	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $69.50 for twenty consecutive trading days.
—	11,300	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $66.92 for twenty consecutive trading days.
—	105,733	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $77.84 for twenty consecutive trading days.
—	11,300	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $73.01 for twenty consecutive trading days.
—	105,733	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $88.96 for twenty consecutive trading days.
3,184	3,184	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $78.44 for twenty consecutive trading days.
—	11,300	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $85.17 for twenty consecutive trading days.
—	105,733	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $100.08 for twenty consecutive trading days.
3,184	3,184	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $87.85 for twenty consecutive trading days.
3,184	3,184	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $100.40 for twenty consecutive trading days.
3,198	3,198	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $112.95 for twenty consecutive trading days.

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
We capitalized stock-based expense for software development costs of $0.4 million and $0.7 million for the three and six months ended June 30, 2019, respectively.
10. Commitments and Contingencies
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2019 or December 31, 2018.
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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of June 30, 2019 or December 31, 2018.
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
At June 30, 2019 and December 31, 2018, we had accrued amounts for estimated settlement losses related to legal matters. We do not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
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
11. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. Included within diluted net income per share is the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of 46,000 and 79,000 for the three months ended, and 270,000 and 322,000 for the six months ended June 30, 2019 and 2018, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted net income per share, it is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount (the “conversion premium”) in shares of our common stock. Therefore, only the impact of the conversion premium is included in total dilutive weighted average shares outstanding using the treasury stock method. The dilutive effect of the conversion premium for the three and six months ended June 30, 2019 and 2018 are shown in the table below.
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
We exclude common shares subject to a holdback pursuant to business combinations from the calculation of basic weighted average shares outstanding where the release of such shares is contingent upon an event not solely subject to the passage of time. As of June 30, 2019, there were approximately 163,000 contingently returnable shares related to our acquisitions of ClickPay and BluTrend, which were excluded from the computation of basic net income per share as these shares are subject to sellers’ indemnification obligations and are subject to a holdback. There were approximately 187,000 contingently returnable shares as of June 30, 2018. Dilutive common shares outstanding include the weighted average contingently issuable shares discussed above that are subject to a holdback, as well as the weighted average contingently issuable shares to be issued subject to a holdback on the first anniversary dates of the ClickPay and BluTrend acquisitions. These shares are subject to release to the sellers on the first and second anniversary date of the acquisitions which are contingent on the sellers’ indemnification obligations.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income	$15,063	$8,479	$26,335	$19,380
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	91,914	85,124	91,703	83,156
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	1,422	2,474	1,474	2,310
Convertible Notes and Warrants	2,933	2,116	2,572	1,720
Contingently issuable shares in connection with our acquisitions	224	291	287	146
Weighted average common shares used in computing diluted net income per share	96,493	90,005	96,036	87,332
Net income per share:
Basic	$0.16	$0.10	$0.29	$0.23
Diluted	$0.16	$0.09	$0.27	$0.22

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
Our effective income tax rate was 12.7% and (2.6)% for the six months ended June 30, 2019 and 2018, respectively. Our effective rate is lower than the statutory rate for the six months ended June 30, 2019, primarily due to $3.8 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-09, offset, partially, by state taxes and certain non-deductible expenses.
Our effective rate is lower than the statutory rate for the six months ended June 30, 2018, primarily because of $7.1 million of excess tax benefits from stock-based compensation recognized as discrete items during the year, as required by ASU 2016-09.
During the second quarter of 2019, we completed a review of certain U.S. tax reform elements primarily related to the Base Erosion Anti-avoidance Tax (“BEAT”) and verified the existence of required information to confirm our eligibility for certain exceptions allowed under the BEAT provisions. As a result, we determined that we no longer had additional tax liability related to the BEAT, as enacted in the Tax Cuts and Jobs Act (“TCJA”), and clarified in additional guidance from the proposed regulations issued on December 13, 2018. We will continue to monitor our payments to foreign affiliates during the second half of the year to verify our continued exemption from the BEAT provisions for 2019.

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
Foreign exchange currency contracts: We enter into foreign exchange currency contracts to hedge the future payment of operating expenses by certain of our non-U.S. subsidiaries. The fair values of our foreign exchange currency contracts are based on quoted foreign exchange forward rates at the reporting date and are classified within Level 2 of the fair value hierarchy.
Contingent consideration obligation: The fair value of the contingent consideration obligation includes inputs not observable in the market and thus represents a Level 3 measurement. At December 31, 2018, the contingent consideration obligation consisted of a potential obligation related to our LeaseLabs acquisition. The amount to be paid under this obligation was contingent upon the achievement of stipulated operational or financial targets by the business subsequent to acquisition. The fair value for our contingent consideration obligation is estimated based on management’s assessment of the probability of achievement of operational or financial targets. The fair value estimate considers the projected future operating or financial results for the factor upon which the respective contingent obligation is dependent. The fair value estimate is generally sensitive to changes in these projections. We develop the projected future operating results based on an analysis of historical results, market conditions, and the expected impact of anticipated changes in our overall business and/or product strategies. During the three months ended June 30, 2019, we settled the contingent consideration obligation for $6.0 million.
The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, by the fair value hierarchy levels as described above:

	Fair value at June 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$246	$—	$246	$—
Foreign exchange currency contracts	117		117
Total assets measured at fair value	$363	$—	$363	$—
Liabilities:
Interest rate swap agreements	$2,469	$—	$2,469	$—

	Fair value at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$923	$—	$923	$—
Liabilities:
Interest rate swap agreements	$413	$—	$413	$—
Contingent consideration related to the acquisition of:
LeaseLabs	6,000	—	—	6,000
Total liabilities measured at fair value	$6,413	$—	$413	$6,000

There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the six months ended June 30, 2019.
Changes in the fair value of Level 3 measurements were as follows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Balance at beginning of period	$6,000	$414
Settlements through cash payments	(5,963)	(247)
Net gain on change in fair value	(37)	(115)
Balance at end of period	$—	$52

Gains and losses recognized on the change in fair value of our Level 3 measurements are reflected in the line “General and administrative” in the accompanying Condensed Consolidated Statements of Operations.
Assets and liabilities measured at fair value on a non-recurring basis:
In August 2016, we acquired a $3.0 million noncontrolling interest in CompStak, Inc. (“CompStak”), which is an unrelated company that specializes in the aggregation of commercial lease data. We have elected the measurement alternative for the CompStak equity investment, whereby we measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the first quarter of 2019, we recorded a gain of $2.6 million based on an observable price change, which is reflected in the line “Interest expense and other, net” in the accompanying Condensed Consolidated Statements of Operations. The factors considered in the remeasurement included the price at which the investee issued equity instruments similar to those of our investment and the rights and preferences of those equity instruments compared to ours. We concluded that this fair value measurement should be categorized within Level 2.
During the three months ended June 30, 2019, we invested an additional $1.8 million in CompStak. The carrying value of this investment at June 30, 2019 and December 31, 2018 was $7.4 million and $3.0 million, respectively, and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
There were no liabilities measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018.
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
There was no repurchase activity during the three and six months ended June 30, 2019 and 2018.
15. Derivative Financial Instruments
Hedging Strategy
Interest Rate Swap Agreements
We are exposed to interest rate risk on our variable rate debt. We have entered into interest rate swap agreements to effectively convert portions of our variable rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with our variable rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows.
On March 31, 2016, we entered into two interest rate swap agreements (collectively the “2016 Swap Agreements”). The 2016 Swap Agreements cover an aggregate notional amount of $75.0 million from March 2016 to September 2019 by replacing the obligation’s variable rate with a blended fixed rate of 0.89%.
On December 24, 2018, we entered into two interest rate swap agreements (collectively the “2018 Swap Agreements”). The 2018 Swap Agreements cover an aggregate notional amount of $100.0 million from December 2018 to February 2022 by replacing the obligation’s variable rate with a blended fixed rate of 2.57%. We designated both the 2016 and 2018 Swap Agreements (collectively the “Swap Agreements”) as cash flow hedges of interest rate risk.

The changes in the fair value of the Swap Agreements are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. Amounts reported in accumulated other comprehensive income related to the Swap Agreements will be reclassified to interest expense as interest payments are made on our variable rate debt.
Foreign Exchange Currency Contracts
We are exposed to market risk that includes changes in foreign exchange rates. We have operations in certain foreign countries where the functional currency is the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. As of June 30, 2019, we entered into a series of foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates for the Indian rupee and Philippines peso. These contracts are designated as cash flow hedges of forecasted transactions, are intended to offset the impact of movement of exchange rates on future operating costs and are scheduled to mature within twelve months.
The changes in the fair value of these contracts are initially reported in accumulated other comprehensive income and are subsequently reclassified into cost of revenue and operating expenses in the same period that the hedge transaction affects earnings.
The table below presents the fair value of the derivative instruments as well as their classification in the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

		Fair Value at
	Balance Sheet Location	June 30, 2019	December 31, 2018
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Assets:
Interest rate swaps	Other assets	$246	$923
Foreign exchange currency contracts	Other current assets	117	—
Total derivative assets		$363	$923
Liabilities:
Interest rate swaps	Other long-term liabilities	$2,469	$413
Total derivative liabilities		$2,469	$413

As of June 30, 2019, we have not posted any collateral related to our derivative instruments. If we had breached any of the default provisions at June 30, 2019, we could have been required to settle our obligations under the agreements at their termination value of $2.1 million.
The tables below present the amount of gains and losses related to the derivative instruments and their location in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, in thousands:

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI			Gain Recognized in Income
Three months ended June 30,	2019	2018	Location of Gain (Loss) Recognized in Income	2019	2018
Swap agreements, net of tax	$(1,081)	$109	Interest expense and other	$212	$145
Foreign currency forward contracts, net of tax	90	—	Cost of revenue and operating expenses	11	—

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI			Gain Recognized in Income
Six months ended June 30,	2019	2018	Location of Gain (Loss) Recognized in Income	2019	2018
Swap agreements, net of tax	$(1,666)	$367	Interest expense and other	$433	$244
Foreign currency forward contracts, net of tax	90	—	Cost of revenue and operating expenses	11	—

As of June 30, 2019, we estimate that $0.4 million of the net loss related to derivatives designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.
Gains and losses on our cash flow hedges are net of income tax expense of $0.4 million and $0.6 million during the three and six months ended June 30, 2019, respectively. The income tax effect of the gains and losses on our cash flow hedges during the three and six months ended June 30, 2018 was immaterial. Cash flows from these derivative instruments are included within the operating activities in the Condensed Consolidated Statements of Cash Flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category as the item being hedged.
16. Subsequent Events
On July 10, 2019, we acquired substantially all of the assets of CRE Global Enterprises, LLC, and its subsidiaries, including 100% of the shares outstanding in its legal entities in the UK, Canada and Colombia (collectively “Hipercept”). Hipercept is a provider of data services and data analytics solutions to institutional commercial real estate owners. Purchase consideration was comprised of $18.0 million of cash paid at closing, deferred cash obligations of up to $4.0 million, and a contingent consideration obligation of up to $28.0 million based on the achievement of certain financial objectives. The deferred cash obligations are subject to any indemnification claims and will be released in part on the first anniversary of the closing with the remainder released on the second anniversary of the closing.
On July 26, 2019, we acquired substantially all of the assets of Simple Bills Corporation (“SimpleBills”), a provider of utility management services for the multi-family student housing market. Purchase consideration was comprised of $16.1 million of cash paid at closing, deferred cash obligations of up to $3.4 million, and contingent equity grants of up to $10.0 million to be awarded based on the achievement of certain financial objectives and continued employment of certain SimpleBills employees. The deferred cash obligations are subject to any indemnification claims and will be released in part on the first anniversary of the closing with the remainder released on the second anniversary of the closing.
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
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any anticipated results, performance, or achievements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for fiscal year 2018 previously filed with the SEC on February 27, 2019 and our Quarterly Report on Form 10-Q for the first quarter of 2019 filed on May 8, 2019. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
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
The substantial majority of our revenue is derived from sales of our on demand software solutions sold pursuant to subscription license agreements. We also derive revenue from our professional and other services. For our insurance-based solutions, we earn revenue based on a commission rate that considers earned premiums; agent commission; incurred losses; and profit retained by our underwriting partner. Our transaction-based solutions are priced based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, homeowner association and vacation rental markets. Since July 2002, we have completed over 45 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of June 30, 2019, we had approximately 6,500 employees.
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
Recent Developments
Acquisition Activity
In April 2019, we acquired substantially all of the assets of LeaseTerm Solutions. Aggregate purchase consideration was $26.0 million, including deferred cash obligations of up to $2.7 million that will be released on the first and second anniversary dates of the closing date, subject to any indemnification claims.
On July 10, 2019, we acquired substantially all of the assets of CRE Global Enterprises, LLC, and its subsidiaries, including 100% of the outstanding shares of its legal entities in the UK, Canada and Colombia (collectively “Hipercept”). Purchase consideration was comprised of $18.0 million of cash paid at closing, deferred cash obligations of up to $4.0 million, which are subject to working capital adjustments, and a contingent consideration obligation of up to $28.0 million based on the achievement of certain financial objectives.
On July 26, 2019, we acquired substantially all of the assets of SimpleBills. Purchase consideration was comprised of $16.1 million of cash paid at closing, deferred cash obligations of up to $3.4 million, which are subject to working capital adjustments, and contingent equity grants of up to $10.0 million based on the achievement of certain financial objectives and continued employment of certain SimpleBills employees.

Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our Condensed Consolidated Financial Statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except dollar per unit data and percentages)
Revenue:
Total revenue	$243,861	$216,252	$478,167	$417,553
On demand revenue	$235,185	$206,945	$461,704	$400,245
On demand revenue as a percentage of total revenue	96.4%	95.7%	96.6%	95.9%

Non-GAAP total revenue	$244,018	$216,355	$478,548	$417,969
Non-GAAP on demand revenue	$235,342	$207,048	$462,085	$400,661
Adjusted EBITDA	$68,231	$57,125	$133,407	$111,286

Ending on demand units	16,505	15,531
Average on demand units	16,453	14,352
On demand annual client value	$942,436	$837,897
Annualized on demand revenue per ending on demand unit	$57.10	$53.95
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
Non-GAAP total revenue: This metric is calculated by adding acquisition-related deferred revenue to total revenue. We believe it is useful to include deferred revenue written down for GAAP purposes under purchase accounting rules in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense. Further, we believe this measure is useful to investors as a way to evaluate our ongoing performance.
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Total revenue	$243,861	$216,252	$478,167	$417,553
Acquisition-related deferred revenue	157	103	381	416
Non-GAAP total revenue	$244,018	$216,355	$478,548	$417,969
Non-GAAP on demand revenue: This metric reflects total on demand revenue plus acquisition-related deferred revenue, as described above. We believe inclusion of these items provides a useful measure of the underlying performance of our on demand business operations in the period of activity and associated expense. Further, we believe that investors and financial analysts find this measure to be useful in evaluating our ongoing performance because it provides a more accurate depiction of on demand revenue.

The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
On demand revenue	$235,185	$206,945	$461,704	$400,245
Acquisition-related deferred revenue	157	103	381	416
Non-GAAP on demand revenue	$235,342	$207,048	$462,085	$400,661
Adjusted EBITDA: We define Adjusted EBITDA as net income, plus (1) acquisition-related deferred revenue, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of product technologies and intangible assets, (4) change in fair value of equity investment, (5) acquisition-related expense, (6) interest expense, net, (7) income tax (benefit) expense, (8) regulatory and legal matters, and (9) stock-based expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing our financial and operational performance, comparing this performance to our peers and competitors, and understanding our ability to generate income from ongoing business operations.
The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$15,063	$8,479	$26,335	$19,380
Acquisition-related deferred revenue	157	103	381	416
Depreciation, asset impairment, and loss on disposal of assets	8,697	7,662	17,457	15,480
Amortization of product technologies and intangible assets	20,302	17,623	39,652	34,007
Change in fair value of equity investment	—	—	(2,600)	—
Acquisition-related expense	376	1,168	405	2,175
Interest expense, net	8,241	8,584	16,822	16,305
Income tax (benefit) expense	(822)	(189)	3,825	(490)
Regulatory and legal matters	352	—	352	—
Stock-based expense	15,865	13,695	30,778	24,013
Adjusted EBITDA	$68,231	$57,125	$133,407	$111,286
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
We exclude or adjust each of the items identified below from the applicable non-GAAP financial measure referenced above for the reasons set forth with respect to each excluded item:
Acquisition-related deferred revenue: These items are included to reflect deferred revenue written down for GAAP purposes under purchase accounting rules in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense.
Asset impairment and loss on disposal of assets: These items comprise gains and/or losses on the disposal and impairment of long-lived assets, and impairment of indefinite-lived intangible assets, which are not reflective of our ongoing operations. We believe exclusion of these items facilitates a more accurate comparison of our results of operations between periods.
Depreciation of long-lived assets: Long-lived assets are depreciated over their estimated useful lives in a manner reflecting the pattern in which the economic benefit is consumed. Management is limited in its ability to change or influence these charges after the asset has been acquired and placed in service. We do not believe that depreciation expense accurately reflects the performance of our ongoing operations for the period in which the charges are incurred, and it is therefore not considered by management in making operating decisions.
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
Regulatory and legal matters: This item is comprised of certain regulatory and similar costs and certain legal settlement costs, such as costs related to the company’s Hart-Scott-Rodino Antitrust Improvements Act review process incurred in connection with our acquisitions or the settlement of certain legal matters. These items are excluded as they are irregular in timing and scope, and may not be indicative of our past and future performance. We believe exclusion of these items facilitates a more accurate comparison of the company’s results of operations between periods.

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
Recently Adopted Accounting Standards
We adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019 using the optional transition method provided for in ASU 2018-11 Leases - Targeted Improvements which eliminated the requirement to restate amounts presented prior to January 1, 2019. The impact of the adoption of ASC 842 resulted in the recognition of ROU assets and lease liabilities for operating leases of $73.9 million and $101.5 million, respectively at the Transition Date which included reclassifying deferred rent as a component of the ROU asset. As of the Transition Date, we had insignificant finance leases.
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
Certain of our leases include options to extend the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. During the first quarter of 2019, we determined we were reasonably certain to renew the building lease for our corporate headquarters, and as a result, we reassessed the classification of the lease and determined the building lease met the criteria of a finance lease under ASC 842. As a result, an operating ROU asset and lease liability of $36.4 million and $58.6 million, respectively, were reclassified and remeasured to a finance ROU asset and lease liability of $58.2 million and $80.4 million, respectively. As a result, the costs associated with this lease are now recognized in depreciation and interest expense in 2019. Such costs were included in rent expense in 2018.
See Note 6 of the accompanying Condensed Consolidated Financial Statements for additional disclosures related to the impact of adopting the new lease standard.

Results of Operations
The following tables set forth our unaudited results of operations for the specified periods and the components of such results as a percentage of total revenue for the respective periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2019	2019	2018	2018
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$235,185	96.4%	$206,945	95.7%
Professional and other	8,676	3.6	9,307	4.3
Total revenue	243,861	100.0	216,252	100.0
Cost of revenue(1)	95,708	39.2	81,942	37.9
Amortization of product technologies	9,900	4.1	9,127	4.2
Gross profit	138,253	56.7	125,183	57.9
Operating expenses:
Product development(1)	28,151	11.5	30,771	14.2
Sales and marketing(1)	49,120	20.1	40,664	18.8
General and administrative(1)	28,310	11.6	28,444	13.2
Amortization of intangible assets	10,402	4.3	8,496	3.9
Total operating expenses	115,983	47.5	108,375	50.1
Operating income	22,270	9.2	16,808	7.8
Interest expense and other, net	(8,029)	(3.2)	(8,518)	(3.9)
Income before income taxes	14,241	6.0	8,290	3.9
Income tax benefit	(822)	(0.3)	(189)	(0.1)
Net income	$15,063	6.3%	$8,479	4.0%

Net income per share attributable to common stockholders:
Basic	$0.16		$0.10
Diluted	$0.16		$0.09
Weighted average common shares outstanding:
Basic	91,914		85,124
Diluted	96,493		90,005

(1) Includes stock-based expense as follows:
Cost of revenue	$1,447		$1,168
Product development	2,016		2,645
Sales and marketing	6,383		4,470
General and administrative	6,019		5,412

	Six Months Ended June 30,
	2019	2019	2018	2018
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$461,704	96.6%	$400,245	95.9%
Professional and other	16,463	3.4	17,308	4.1
Total revenue	478,167	100.0	417,553	100.0
Cost of revenue(1)	185,902	38.9	154,779	37.1
Amortization of product technologies	19,414	4.1	17,422	4.2
Gross profit	272,851	57.0	245,352	58.7
Operating expenses:
Product development(1)	58,048	12.1	59,811	14.3
Sales and marketing(1)	93,943	19.6	78,344	18.8
General and administrative(1)	56,453	11.8	55,534	13.3
Amortization of intangible assets	20,238	4.2	16,585	4.0
Total operating expenses	228,682	47.7	210,274	50.4
Operating income	44,169	9.3	35,078	8.3
Interest expense and other, net	(14,009)	(2.8)	(16,188)	(3.9)
Income before income taxes	30,160	6.5	18,890	4.4
Income tax expense (benefit)	3,825	0.8	(490)	(0.1)
Net income	$26,335	5.7%	$19,380	4.5%

Net income per share attributable to common stockholders:
Basic	$0.29		$0.23
Diluted	$0.27		$0.22
Weighted average common shares outstanding:
Basic	91,703		83,156
Diluted	96,036		87,332

(1)Includes stock-based expense as follows:
Cost of revenue	$2,778		$2,003
Product development	4,496		4,808
Sales and marketing	11,733		8,011
General and administrative	11,771		9,191

Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$235,185	$206,945	$28,240	13.6%
Professional and other	8,676	9,307	(631)	(6.8)
Total revenue	$243,861	$216,252	$27,609	12.8

Non-GAAP on demand revenue	$235,342	$207,048	$28,294	13.7

Ending on demand units	16,505	15,531	974	6.3
Average on demand units	16,453	14,352	2,101	14.6
On demand annual client value	$942,436	$837,897	$104,539	12.5
Annualized on demand revenue per ending on demand unit	$57.10	$53.95	$3.15	5.8%

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$461,704	$400,245	$61,459	15.4%
Professional and other	16,463	17,308	(845)	(4.9)
Total revenue	$478,167	$417,553	$60,614	14.5

Non-GAAP on demand revenue	$462,085	$400,661	$61,424	15.3%

The change in total revenue for the three and six months ended June 30, 2019, as compared to the same periods in 2018, were due to the following:
On demand revenue: During the three and six months ended June 30, 2019, on demand revenue increased $28.2 million and $61.5 million, or 13.6% and 15.4%, respectively, as compared to the same periods in 2018. These increases were attributable to growth across our platform, primarily in resident services. This includes acquired revenue from our 2018 and 2019 acquisitions and organic growth. Annualized on demand revenue per average on demand unit as of June 30, 2019 increased year-over-year by 5.8%, primarily due to organic growth of our solutions.
On demand revenue generated by our property management solutions increased year-over-year by $4.5 million and $9.1 million, or 9.6% and 9.9%, respectively, during the three and six months ended June 30, 2019. These increases were primarily driven by the growth of our spend management solutions, adoption of our OneSite property management solutions, and growth of our accounting and commercial solutions.
On demand revenue from our resident services solutions continued to experience significant growth, increasing by $15.8 million and $35.5 million, or 18.6% and 21.8%, during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. Resident services increased primarily from continued strong growth of our payments solutions, as well as modest growth in our renter’s insurance solutions. Incremental revenue and organic growth from our acquisition of ClickPay in the second quarter of 2018 also contributed to the increase in revenue.
On demand revenue from our leasing and marketing solutions for the three and six months ended June 30, 2019, increased by $4.0 million and $8.8 million, or 9.3% and 10.7%, respectively, as compared to the same periods in 2018. These increases were largely attributable to incremental revenue from our acquisition of LeaseLabs in the third quarter of 2018, partially offset by lower revenue in our screening business.

On demand revenue derived from our asset optimization solutions grew $3.9 million, or 12.1%, during the three months ended June 30, 2019, and $8.1 million, or 12.7%, during the six months ended June 30, 2019, as compared to the same periods in 2018. This growth was attributable to organic growth across our asset optimization platform, evidencing continued market acceptance of data-driven solutions, as well as incremental revenue from our acquisition of Rentlytics in the fourth quarter of 2018.
On demand unit metrics: As of June 30, 2019, one or more of our on demand solutions was utilized in the management of 16.5 million rental property units, representing a year-over-year net increase of 1.0 million units, or 6.3%. This increase was primarily due to organic unit growth. Acquired on demand units from our recent acquisitions accounted for approximately 2.9% of total ending on demand units. On demand units managed by our clients renewed at an average rate of 97.5% over a trailing twelve-month period ended June 30, 2019.
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$90,244	$77,675	$12,569	16.2%	$175,436	$146,743	$28,693	19.6%
Stock-based expense	1,447	1,168	279	23.9	2,778	2,003	775	38.7
Depreciation	4,017	3,099	918	29.6	7,688	6,033	1,655	27.4
Total cost of revenue	$95,708	$81,942	$13,766	16.8%	$185,902	$154,779	$31,123	20.1%
During the three and six months ended June 30, 2019, cost of revenue, excluding stock-based expense, and depreciation, increased $12.6 million and $28.7 million, respectively, as compared to the same periods in 2018. Direct costs increased $6.4 million and $15.1 million during the three and six months ended June 30, 2019, respectively, driven by incremental costs from our recent acquisitions and higher transaction volume from our payment processing solutions. Personnel expense increased year-over-year during the three and six month periods by $5.8 million and $12.4 million, respectively, primarily attributable to investments to support our ongoing organic growth and, to a lesser extent, new employees from our recent acquisitions. Information technology and facilities expense also increased $0.4 million and $0.9 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.
Amortization of Product Technologies

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Amortization of product technologies	$9,900	$9,127	$773	8.5%	$19,414	$17,422	$1,992	11.4%
Amortization of product technologies increased $0.8 million and $2.0 million during the three and six months ended June 30, 2019, as compared to the same periods in 2018. Higher amortization expense was driven by the addition of acquired product technologies in connection with our 2018 acquisitions.
During the three and six months ended June 30, 2019, our gross margin decreased year-over-year from 57.9% to 56.7%, and 58.7% to 57.0%, respectively. This margin compression was driven primarily by revenue growth from our lower margin solutions, including recent acquisitions and resident services.

Operating Expenses
Product development

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Product development	$24,503	$26,569	$(2,066)	(7.8)%	$50,269	$52,108	$(1,839)	(3.5)%
Stock-based expense	2,016	2,645	(629)	(23.8)	4,496	4,808	(312)	(6.5)
Depreciation	1,632	1,557	75	4.8	3,283	2,895	388	13.4
Total product development expense	$28,151	$30,771	$(2,620)	(8.5)%	$58,048	$59,811	$(1,763)	(2.9)%
Product development expense, excluding stock-based expense and depreciation, decreased $2.1 million and $1.8 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. These decreases were primarily driven by an internal initiative to centralize product development around strategic projects. Personnel expense, net of capitalized software development costs, decreased $1.3 million during each of the three and six months ended June 30, 2019 due primarily to more efficient leveraging of our personnel in connection with this initiative.
Total product development expense as a percentage of total revenue for the three and six months ended June 30, 2019 and 2018 decreased to 11.5% from 14.2% and to 12.1% from 14.3%, respectively, primarily due to organizational initiatives to centralize product development activities.
Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$41,171	$34,828	$6,343	18.2%	$79,138	$67,739	$11,399	16.8%
Stock-based expense	6,383	4,470	1,913	42.8	11,733	8,011	3,722	46.5
Depreciation	1,566	1,366	200	14.6	3,072	2,594	478	18.4
Total sales and marketing expense	$49,120	$40,664	$8,456	20.8%	$93,943	$78,344	$15,599	19.9%
Sales and marketing expense, excluding stock-based expense and depreciation, increased year-over-year by $6.3 million and $11.4 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. Personnel expense increased year-over-year by $3.9 million and $7.4 million compared to the respective period in 2018, driven by our continued investments in our sales force and product marketing team. Marketing program and travel expenses increased year-over-year during the three and six months ended June 30, 2019 by $2.0 million and $3.0 million, respectively, reflecting investments to accelerate client demand across our portfolio of solutions.
Total sales and marketing expense as a percentage of total revenue increased from 18.8% to 20.1% during the three months ended, and from 18.8% to 19.6% for the six months ended June 30, 2018 and 2019, respectively. These increases were primarily driven by personnel-related investments in our sales force.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
General and administrative	$20,792	$21,548	$(756)	(3.5)%	$41,537	$43,483	$(1,946)	(4.5)%
Stock-based expense	6,019	5,412	607	11.2	11,771	9,191	2,580	28.1
Depreciation	1,499	1,484	15	1.0	3,145	2,860	285	10.0
Total general and administrative expense	$28,310	$28,444	$(134)	(0.5)%	$56,453	$55,534	$919	1.7%
General and administrative expense for the three and six months ended June 30, 2019, excluding stock-based expense and depreciation, decreased $0.8 million and $1.9 million, respectively, as compared to the same periods of 2018. These net changes resulted from a combination of factors. Losses on disposal of assets during the three and six months ended June 30,

2019 decreased $0.2 million and $0.9 million, respectively, primarily related to the early retirement of assets and upgrades in our data center infrastructure during 2018. The six month period was impacted by a decrease of $2.4 million in legal and professional fees, principally related to costs associated with our 2018 settlement with the Federal Trade Commission (“FTC”) recognized in the first quarter of 2018. These decreases for the six month periods ended June 30, 2019 were offset in part by an increase in personnel expense of $1.4 million primarily due to incremental headcount from our recent acquisitions.
Total general and administrative expense as a percentage of total revenue decreased from 13.2% to 11.6% and from 13.3% to 11.8% for the three and six months ended June 30, 2018, as compared to the same period in 2019, primarily driven by the impact of 2018 legal costs associated with the FTC settlement and our ability to leverage existing general and administrative resources to support our ongoing growth.
Amortization of intangible assets

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$10,402	$8,496	$1,906	22.4%	$20,238	$16,585	$3,653	22.0%
Amortization expense of intangible assets increased $1.9 million and $3.7 million during the three and six months ended June 30, 2019, respectively, as compared to the same period in 2018. Higher amortization expense was primarily driven by the addition of finite-lived client relationship and trade name assets in connection with our 2018 acquisitions.
Interest Expense and Other, Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Interest expense	$(8,864)	$(9,015)	$151	(1.7)%	$(18,066)	$(16,772)	$(1,294)	7.7%
Interest income	622	431	191	44.3	1,243	467	776	166.2
Change in fair value of equity investment	—	—	—	—	2,600	—	2,600	100.0
Other income	213	66	147	222.7	214	117	97	82.9
Total interest expense and other, net	$(8,029)	$(8,518)	$489	(5.7)%	$(14,009)	$(16,188)	$2,179	(13.5)%
Interest expense and other, net for the three and six months ended June 30, 2019, decreased $0.5 million and $2.2 million as compared to the same periods in 2018. The decrease during the three months ended June 30, 2019 was attributable to a $0.2 million decrease in interest expense and a $0.2 million increase in interest income. The decrease in interest expense was due to higher interest expense during 2018 on borrowings under our Revolving Facility to support acquisitions, partially offset by $1.1 million of interest expense recognized on our finance lease liabilities following our adoption of ASC 842.
The decrease during the six months ended June 30, 2019 was primarily attributable to a $2.6 million write up of the fair value of our investment in CompStak during the first quarter of 2019, following an observable price change in their stock. In addition, interest income increased $0.8 million during the six month period due to the utilization of higher interest bearing accounts. These decreases were partially offset by an increase in interest expense of $1.3 million, primarily due to interest expense of $2.1 million recognized on our finance lease liabilities that more than offset the interest expense associated with 2018 borrowings under our Revolving Facility.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from recurring operations and by calculating the tax effect of discrete items recognized during the quarter. Our effective income tax rate was 12.7% and (2.6)% for the six months ended June 30, 2019 and 2018, respectively. Our effective rate is lower than the statutory rate for the six months ended June 30, 2019, primarily due to $3.8 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-09, offset, partially, by state taxes and certain non-deductible expenses.
Our effective rate is lower than the statutory rate for the six months ended June 30, 2018, primarily because of $7.1 million of excess tax benefits from stock-based compensation recognized as discrete items during the year, as required by ASU 2016-09.

In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted making significant changes to the Internal Revenue Code that included a new minimum tax, the base erosion and anti-abuse tax (“BEAT”). In December 2018, the U.S. Treasury issued proposed regulations supplementing the TCJA that included guidance clarifying details for the application of the BEAT. During the second quarter of 2019, we completed a review of certain U.S. tax reform elements primarily related to BEAT and verified the existence of required information to confirm our eligibility for certain exceptions allowed under the BEAT provisions. As a result, we determined that we no longer had additional tax liability related to the BEAT. We will continue to monitor our payments to foreign affiliates during the second half of the year to verify our continued exemption from the BEAT provisions for 2019.
Liquidity and Capital Resources
Our primary sources of liquidity as of June 30, 2019, consisted of $261.6 million of cash and cash equivalents, $350.0 million available under the Revolving Facility, amounts available under the Credit Facility’s Accordion Feature, and $38.9 million of working capital (excluding $261.6 million of cash and cash equivalents, $298.9 million of convertible notes, and $124.7 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions, debt service, and share repurchases will continue to be our principal needs for liquidity over the near term. We made capital expenditures of $23.5 million during the six months ended June 30, 2019. We expect capital expenditures to be between 5% and 6% of total revenue during the year ending December 31, 2019 for anticipated expenditures related to our international growth, recent acquisitions, investments related to those acquisitions, and data content and analytics investments. We expect our capital expenditure rate to decrease to 5% of total revenue over the next few years. In addition, we have made several acquisitions in which a portion of the purchase consideration is payable at various times through 2021, with a majority of the deferred cash obligations payable during 2019. We expect to fund these obligations from cash provided by operating activities or funds available under our Credit Facility.
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
The following table sets forth cash flow data for the periods indicated therein:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$73,377	$102,220
Net cash used in investing activities	$(42,744)	$(161,768)
Net cash (used in) provided by financing activities	$(38,480)	$370,008
Net Cash Provided by Operating Activities
During the six months ended June 30, 2019, net cash provided by operating activities consisted of net income of $26.3 million, net non-cash adjustments to net income of $102.6 million, and a net outflow of cash from changes in operating assets and liabilities of $55.6 million. Non-cash adjustments to net income primarily consisted of depreciation and amortization expense of $56.8 million, stock-based expense of $30.8 million, amortization of debt discount and issuance costs of $6.5 million, and amortization of our right-of-use assets of $5.9 million. These items were partially offset by the change in fair value of our investment in CompStak.
Changes in working capital during the six months ended June 30, 2019, included net cash outflows for customer deposits of $46.5 million, primarily attributable to the timing of cash settlements for previously initiated resident transactions related to our payments solutions. Net cash outflows also included changes in accrued compensation, taxes, and benefits of $8.8 million, primarily attributable to the payment of annual bonuses which were previously accrued at the prior year-end. These items were partially offset by net cash inflows from changes in accounts payable of $6.0 million, primarily attributable to the timing of vendor invoice receipts and payments.
Net Cash Used in Investing Activities
During the six months ended June 30, 2019, we used $42.7 million for investing activities, which primarily included $17.5 million to acquire LeaseTerm Solutions, $23.5 million for capital expenditures and $1.8 million for our additional investment in CompStak. Capital expenditures during the period primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Used in Financing Activities
During the six months ended June 30, 2019, the net cash used in our financing activities consisted of payments of acquisition-related consideration of $20.2 million, payments on our Term Loans of $8.1 million, payments of the principal portion of our finance leases of $2.1 million, and activity under our stock-based expense plans of $8.0 million, primarily attributable to shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock.
Contractual Obligations, Commitments, and Contingencies
The following table summarizes, as of June 30, 2019, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Convertible Notes (1)	$362,466	$2,588	$10,350	$349,528	$—
Term Loans (2)	322,501	13,462	79,365	229,674	—
Operating and finance lease obligations	170,386	19,540	32,945	30,249	87,652
Acquisition-related liabilities (3)	36,812	14,684	22,128	—	—
	$892,165	$50,274	$144,788	$609,451	$87,652

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
During the second quarter of 2019, the closing price of our common stock exceeded 130% of the conversion price of the Convertible Notes for more than 20 trading days during the last 30 consecutive trading days of the quarter, thereby satisfying one of the early conversion events. As a result, the Convertible Notes are convertible at any time during the third quarter of 2019. Accordingly, as of June 30, 2019, the carrying amount of the Convertible Notes of $298.9 million was classified as a current liability in the accompanying Condensed Consolidated Balance Sheets.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange risks. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
We had cash and cash equivalents of $261.6 million and $228.2 million at June 30, 2019 and December 31, 2018, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $296.9 million and $305.0 million outstanding under our Term Loan and Delayed Draw Term Loan at June 30, 2019 and December 31, 2018, respectively. There were no amounts outstanding under our Revolving Facility at June 30, 2019 and December 31, 2018. At our option, amounts borrowed under the Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.25% to 2.25%, or the Base Rate, plus a margin ranging from 0.25% to 1.25%. The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%.
On March 31, 2016, we entered into two interest rate swap agreements to eliminate variability in interest payments on $75.0 million of the Term Loans. For that portion, the swap agreements replace the term note’s variable rate with a blended fixed rate of 0.89%. These interest rate swap agreements expire in September 2019.
On December 24, 2018, we entered into two interest rate swap agreements to eliminate variability in interest payments on $100.0 million of the Term Loans. For that portion, the swap agreements replace the term note’s variable rate with a blended fixed rate of 2.57%. These interest rate swap agreements expire in February 2022. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt additional specific hedging strategies in the future.
If the applicable variable interest rates changed by 50 basis points, our annual interest expense as of June 30, 2019 would change by approximately $0.6 million.
Foreign Currency Exchange Risk
We have foreign currency risks related to certain of our foreign subsidiaries, primarily in the Philippines and in India. The functional currency of these foreign subsidiaries is the U.S. dollar. The local currencies of these foreign subsidiaries are the Philippine peso and India rupee. Operating expenses in these foreign subsidiaries are primarily denominated in the respective local currency and are remeasured into our reporting currency at the average exchange rate in effect during the month. As of June 30, 2019, we entered into foreign currency exchange forward contracts with an aggregate notional amount of $13.3 million to protect a portion of our forecasted U.S. dollar-equivalent operating expenses from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. These contracts are designated as cash flow hedges for accounting purposes. For additional details, see Notes to the Condensed Consolidated Financial Statements - Note 15 Derivative Financial Instruments.
These same subsidiaries remeasure monetary assets and liabilities denominated in the local currencies at period-end exchange rates, while non-monetary items are remeasured at historical rates. At this time, we have not entered into, but in the future may enter into, foreign currency exchange contracts to offset the foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. Adverse changes in exchange rates of 10% would have resulted in an adverse impact on income before income taxes of approximately $2.3 million at June 30, 2019. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sales of Equity Securities
During the three months ended June 30, 2019, and in connection with our acquisitions of NovelPay, LLC (“NovelPay”) and ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”), on May 3, 2019 we issued an aggregate of 154,281 shares of our common stock valued at $9.8 million to certain of the equity holders of ClickPay, subject to our holdback rights in respect of indemnification and post-closing purchase price adjustments pursuant to the acquisition agreements. The foregoing shares were issued to accredited investors in a private placement exempt under Regulation D under the Securities Act of 1933, as amended.
(c) Purchases of Equity Securities
There was no share repurchase activity during the three months ended June 30, 2019.
In October 2018, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share purchase program is effective through October 25, 2019. Shares repurchased under the plan are retired.

Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the following Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Included
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/6/2018	3.1
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation				X
101.LAB	Inline XBRL Taxonomy Extension Labels				X
101.PRE	Inline XBRL Taxonomy Extension Presentation				X
101.DEF	Inline XBRL Taxonomy Extension Definition				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2019

RealPage, Inc.

By:	/s/ Thomas C. Ernst, Jr.
Thomas C. Ernst, Jr.
Executive Vice President, Chief Financial Officer and Treasurer