Form 10-K/A
period 2018-12-31
RealPage, Inc.
filed 2019-11-05
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________
FORM 10-K/A
Amendment No. 1
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

Explanatory Note

On February 27, 2019, RealPage, Inc. (“we”, “us” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”). Subsequent to the filing of the Original Form 10-K, the Public Company Accounting Oversight Board (“PCAOB”) conducted an inspection of Ernst & Young LLP’s (“EY”) audit of the Company’s consolidated financial statements for the year ended December 31, 2018. In connection with this inspection, EY performed additional testing related to certain controls pertaining to our information technology (“IT”) systems and subsequently requested a reevaluation by management of those controls. As a result of this reevaluation, management identified, and we concluded, that certain individual control deficiencies over our information technology general controls (“ITGCs”), when viewed in combination, aggregated to a material weakness as of December 31, 2018. Specifically, we did not maintain effective controls over user access to certain IT systems and related changes to IT programs and data. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. The material weakness did not result in any financial statement modifications and there have been no changes to our previously disclosed financial results.
We are filing this Amendment No. 1 to the Original Form 10-K (this “Amendment”) solely to (i) amend and restate the Controls and Procedures disclosure included in Item 9A of the Original Form 10-K to reflect the material weakness, (ii) amend Ernst & Young LLP’s related opinion on management’s assessment of our internal control over financial reporting, and (iii) amend Ernst & Young LLP’s opinion on the consolidated financial statements solely to include a reference to Ernst & Young LLP’s updated report on internal control over financial reporting included in Item 8 of the Original Form 10-K. We are also filing an updated Consent of Independent Registered Public Accounting Firm and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our Chief Executive Officer and Chief Financial Officer.
This Amendment does not modify, amend or update in any way the financial statements and other disclosures set forth in the Original Form 10-K and there have been no changes to the XBRL data filed in Exhibit 101 of the Original Form 10-K. In addition, except as specifically described above, this Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and any such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.
In addition to this Amendment, we intend to file amendments to our Quarterly Reports on Form 10-Q for the first quarter ended March 31, 2019 and the second quarter ended June 30, 2019 to amend our disclosures under Item 4 Controls and Procedures therein.

PART II
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019, except for the effect of the material weakness described in the second and third paragraphs of that report, as to which the date is November 4, 2019, expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Dallas, Texas
February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of RealPage, Inc.

Opinion on Internal Control over Financial Reporting
We have audited RealPage, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives in the control criteria, RealPage, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
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
In our report dated February 27, 2019, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria. Management has subsequently identified deficiencies in controls related to information technology (IT) systems and has further concluded that the aggregation of such deficiencies represented a material weakness as of December 31, 2018. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2018. Accordingly, our present opinion on the effectiveness of December 31, 2018’s internal control over financial reporting as of December 31, 2018, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls over certain user access to IT systems and related changes to IT programs and data.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index under Item 15(c). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated February 27, 2019, which expressed an unqualified opinion on those financial statements.
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

/s/ Ernst & Young LLP
Dallas, Texas
February 27, 2019, except for the effect of the material weakness described in the second and third paragraphs above, as to which the date is November 4, 2019

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

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. At the time our Annual Report on Form 10-K for the year ended December 31, 2018 was filed on February 27, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because of certain individual control deficiencies related to our information technology general controls (“ITGCs”) that, when viewed in combination, aggregated to the material weakness described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm
Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree or compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain businesses which we acquired during 2018 (i.e. ClickPay, LeaseLabs and Rentlytics), which businesses are included in our 2018 Consolidated Financial Statements.

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
In Management’s Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2018 that was filed on February 27, 2019, based on our evaluation using criteria set by COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Subsequently, management conducted a reassessment of our internal control over financial reporting and concluded that the material weakness described below existed as of December 31, 2018 and therefore, using the COSO criteria, we did not maintain effective internal control over financial reporting as of December 31, 2018.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As part of our reassessment, management has identified certain individual control deficiencies related to our ITGCs that, when viewed in combination, aggregated to a material weakness. Specifically, we did not maintain effective controls over user access to certain IT systems and related changes to IT programs and data, and, as a result, the effective functioning of certain process-level automated and IT-dependent controls may have been affected. The material weakness did not result in any financial statement modifications, and there have been no changes to our previously disclosed financial results.
The effectiveness of internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which is stated in their revised report included in Part II Item 8 of this Annual Report on Form 10-K/A.

Remediation Plan
Upon identifying the individual control deficiencies, management has been taking actions to remediate the deficiencies that in combination resulted in the material weakness and to improve the design and effectiveness of our ITGCs. The remedial activities include the following:

•	Expanding the management and governance over IT system controls.

•	Implementing enhanced process controls around internal user access management including provisioning, removal, and periodic review.

•	Further restricting privileged access and improving segregation of duties within IT environments based on roles and responsibilities.

•	Strengthening the security environment around certain applications, IT programs or databases.

•	Strengthening internal user authentication mechanisms following established policy requirements.
We have completed certain of such remediation activities as of the date of this Amendment and believe that we have strengthened our ITGCs to address the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process by the end of the fourth quarter of 2019.
Changes in Internal Controls
Other than the material weakness described in this Item 9A., there were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of Internal Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements
(1) The financial statements filed as part of this Annual Report on Form 10-K/A are listed on the index to financial statements.
(2) Any financial statement schedules required to be filed as part of this Annual Report on Form 10-K/A are set forth in section (c) below.
(b) Exhibits
See Exhibit Index at the end of this Annual Report on Form 10-K/A, which is incorporated by reference.
(c) Financial Statement Schedules
The following schedule is filed as part of this Annual Report on Form 10-K/A:
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richardson, State of Texas, on this 4th day of November, 2019.

REALPAGE, INC.

By:	/s/ Stephen T. Winn
Stephen T. Winn
Chairman of the Board of Directors, Chief Executive Officer,
President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen T. Winn Stephen T. Winn	Chairman of the Board of Directors, Chief Executive Officer, President and Director (Principal Executive Officer)	11/4/2019

/s/ Thomas C. Ernst, Jr. Thomas C. Ernst, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	11/4/2019

/s/ Kandis L. Tate Thompson Kandis L. Tate Thompson	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	11/4/2019

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
2.1	Acquisition Agreement dated April 19, 2018 by and among Registrant and each of the holders of outstanding membership units of NovelPay LLC, a Delaware limited liability company, other than those owned by ClickPay Services, Inc., a Delaware corporation, and NP Representative, LLC, a Delaware limited liability company, solely in its capacity as the Sellers’ Representative**	10-Q	5/10/2018	2.1
2.2	Agreement and Plan of Merger by and among Registrant, RP Newco XXIII Inc., a Delaware corporation and wholly-owned subsidiary of Registrant, RP Newco XXIV Inc., a Delaware corporation and wholly-owned subsidiary of Registrant, ClickPayServices, Inc., a Delaware corporation and NP Representative, LLC, a Delaware limited liability company, solely in its capacity as the Sellers’ Representative**	10-Q	5/10/2018	2.2
2.3	Agreement and Plan of Merger dated October 11, 2018 between Registrant and RP Newco XXVI Inc., a Delaware corporation and wholly-owned subsidiary of Registrant, Rentlytics, Inc., a Delaware corporation, each of the equityholders of Rentlytics who executed the Agreement and Plan of Merger and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the Equityholders’ Representative**	10-K	2/27/2019	2.3
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/6/2018	3.1
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers	S-1	4/29/2010	10.1
10.2	Amended and Restated 1998 Stock Incentive Plan (June 2010)+	S-1	6/7/2010	10.2G
10.3	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	4/29/2010	10.2A, 10.2B, 10.2C, 10.2D
10.4	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	6/7/2010	10.2E, 10.2F, 10.2H
10.5	Form of Director's Nonqualified Stock Option Agreement+	S-1	4/29/2010	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
10.6	Form of Notice of Grant of Restricted Shares (Outside Directors)+	S-1	6/7/2010	10.49
10.7	2010 Equity Incentive Plan, as Amended and Restated June 4, 2014+	DEF-14A	4/17/2014	Appendix A
10.8	First Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	1/21/2015	10.1
10.9	Second Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	4/7/2015	10.1
10.10	Third Amendment to the Amended and Restated 2010 Equity Incentive Plan+	10-Q	5/6/2016	10.1
10.11	Fourth Amendment to the RealPage, Inc. 2010 Equity Incentive Plan, as amended and restated, dated February 16, 2017+	10-Q	5/8/2017	10.5
10.12	Forms of Stock Option Award Agreements and Restricted Stock Award Agreements approved for use under the 2010 Equity Incentive Plan+	S-8	8/17/2010	4.6, 4.7, 4.8, 4.9
10.13	Stand-Alone Stock Option Agreement between the Registrant and Peter Gyenes, dated February 25, 2010+	S-1	4/29/2010	10.7
10.14	Form of Stock Option Award Agreement between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.1
10.15	Form of Stock Option Award Agreement between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.2
10.16	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.3
10.17	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.4
10.18	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.4
10.19	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.5
10.20	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.6
10.21	Form of 2017 Management Incentive Plan+	10-Q	5/8/2017	10.4
10.22	RealPage, Inc. Management Incentive Plan+	DEF-14A	4/17/2014	Appendix B
10.23	Amended and Restated Employment Agreement between the Registrant and Stephen T. Winn dated as of October 26, 2016+	8-K	10/31/2016	10.1
10.24	Amended and Restated Employment Agreement between the Registrant and W. Bryan Hill dated as of March 1, 2015+	8-K	3/5/2015	10.12
10.25	Consulting Agreement between the Registrant and W. Bryan Hill, dated January 7, 2019+***	10-K	2/27/2019	10.25

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
10.26	Amended and Restated Employment Agreement between the Registrant and William Chaney dated as of March 1, 2015+	8-K	3/5/2015	10.1
10.27	Employment Agreement between the Registrant and David Monk, dated May 1, 2015+	10-Q	8/7/2015	10.18
10.28	Employment Agreement between the Registrant and Ashley Glover, dated August 3, 2016+	10-Q	11/8/2016	10.2
10.29	Exhibit I to the Employment Agreement between the Registrant and Ashley Glover referenced herein as Exhibit 10.28+	10-Q	5/6/2016	10.4
10.30	Exhibit II to the Employment Agreement between the Registrant and Ashley Glover referenced herein as Exhibit 10.28+	10-Q	5/6/2016	10.5
10.31	Employment Agreement between Registrant and Andrew Blount, dated December 11, 2015+	10-Q	5/8/2017	10.6
10.32	Amendment to Employment Agreement between Registrant and Andrew Blount, dated January 4, 2016+	10-Q	5/8/2017	10.7
10.33	Employment Agreement between Registrant and Thomas C. Ernst, Jr., dated January 7, 2019+***	10-K	2/27/2019	10.33
10.34	Exhibit I to the Employment Agreement between the Registrant and Thomas C. Ernst, Jr. referenced herein as Exhibit 10.33+	10-Q	5/6/2016	10.4
10.35	Exhibit II to the Employment Agreement between the Registrant and Thomas C. Ernst Jr. referenced herein as Exhibit 10.33+	10-Q	5/6/2016	10.5
10.36	Employment Agreement between Registrant and Kandis Thompson, dated January 7, 2019+***	10-K	2/27/2019	10.36
10.37	Lease Agreement dated June 2, 2015 by and between the Registrant and Lakeside Campus Partners, LP	8-K	6/4/2015	10.1
10.38	First Amendment to the Lease Agreement dated July 27, 2015 by and between the Registrant and Lakeside Campus Partners, LP	10-Q	8/7/2015	10.20
10.39	Second Amendment to the Lease Agreement dated July 8, 2016 by and between the Registrant and Lakeside Campus Partners, LP	10-Q	11/8/2016	10.1
10.40	Credit Agreement by and among the Registrant, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, dated September 30, 2014	10-Q	11/10/2014	10.1
10.41	First Amendment to Credit Agreement and Incremental Amendment among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated February 26, 2016	10-Q	5/6/2016	10.2
10.42	Second Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated February 15, 2017	10-Q	5/8/2017	10.1
10.43	Third Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated February 27, 2017	10-Q	5/8/2017	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
10.44	Fourth Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated April 3, 2017	10-Q	5/8/2017	10.3
10.45	Fifth Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated May 11, 2017	10-Q	8/4/2017	10.2
10.46	Sixth Amendment to Credit Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated August 14, 2017	10-Q	11/7/2017	10.1
10.47	Seventh Amendment to Credit Agreement, Incremental Amendment and Amendment to Collateral Agreement among the Registrant, certain subsidiaries of the Registrant party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated March 12, 2018	10-Q	5/10/2018	10.1
10.48	Collateral Agreement by and among the Registrant, certain of its subsidiaries from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of September 30, 2014	10-Q	11/10/2014	10.2
10.49	Guaranty Agreement made by certain domestic subsidiaries of Registrant in favor of Wells Fargo Bank, National Association, as administrative agent, dated as of September 30, 2014	10-Q	11/10/2014	10.3
21.1	Subsidiaries of the Registrant***	10-K	2/27/2019	21.1
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X

+	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith.

**	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

***	Furnished with the Annual Report on Form 10-K filed on February 27, 2019.