Form 10-Q/A
period 2019-03-31
RealPage, Inc.
filed 2019-11-05
CIK 1286225

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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (this "Amended Filing") amends our Quarterly Report on Form 10-Q for the period ended March 31, 2019 filed on May 8, 2019 (the "Original Filing"). The purpose of this Amendment No.1 is to revise Part I, Item 4 of the Original Filing to reflect management’s conclusion that our disclosure controls and procedures were not effective at March 31, 2019 due to a material weakness in our internal control over financial reporting identified subsequent to the filing of the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are also filing currently dated certifications by our Chief Executive Officer and Chief Financial Officer. The material weakness did not result in any financial statement modifications and there have been no changes to our previously disclosed financial results.
Subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the Public Company Accounting Oversight Board (“PCAOB”) conducted an inspection of Ernst & Young LLP’s (“EY”) audit of the Company’s consolidated financial statements for the year ended December 31, 2018. In connection with this inspection, EY performed additional testing related to certain controls pertaining to our information technology (“IT”) systems and subsequently requested a reevaluation by management of those controls. As a result of this reevaluation, management identified, and we concluded, that certain individual control deficiencies over our information technology general controls (“ITGCs”), when viewed in combination, aggregated to a material weakness as of December 31, 2018. Specifically, we did not maintain effective controls over user access to certain IT systems and related changes to IT programs and data.
Except as described above, this Amended Filing does not modify, amend or update in any way the financial statements and other disclosures set forth in our Original Filing and does not intend to reflect any information or events subsequent to the filing date of the Original Filing. As such, the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2019, which were included in the Original Filing, have not changed as a result of the identification of the material weakness. This Amended Filing should be read in conjunction with the Original Filing and our reports filed with the U.S. Securities and Exchange Commission (“SEC”) subsequent to the Original Filing, including any amendments to those filings.
PART I—FINANCIAL INFORMATION
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. At the time our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2019 was filed on May 8, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 because of certain individual control deficiencies related to our information technology general controls (“ITGCs”) that, when viewed in combination, aggregated to a material weakness in internal control over financial reporting. Specifically, we did not maintain effective controls over user access to certain IT systems and related changes to IT programs and data, and, as a result, the effective functioning of certain process-level automated and IT-dependent controls may have been affected. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
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

We have completed certain of such remediation activities as of the date of this Amended Filing and believe that we have strengthened our ITGCs to address the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process by the end of the fourth quarter of 2019.
Changes in Internal Controls
Other than the material weakness described in this Item 4., there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II—OTHER INFORMATION

Item 6. Exhibits

		Incorporated by Reference			Included
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/6/2018	3.1
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7
10.1	Consulting Agreement between the Registrant and W. Bryan Hill, dated January 7, 2019+	10-K	2/27/2019	10.25
10.2	Employment Agreement between Registrant and Thomas C. Ernst, Jr., dated January 7, 2019+	10-K	2/27/2019	10.33
10.3	Employment Agreement between Registrant and Kandis Thompson, dated January 7, 2019+	10-K	2/27/2019	10.36
10.4	Second Amendment to Collateral Agreement by and among the Registrant, certain of its subsidiaries from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of February 26, 2019 and effective as of January 1, 2019 **	10-Q	5/8/2019	10.4
10.5	Fifth Amendment to the RealPage, Inc. 2010 Equity Incentive Plan, as amended and restated, dated February 21, 2019+ **	10-Q	5/8/2019	10.5
10.6	Form of 2019 Management Incentive Plan+ **	10-Q	5/8/2019	10.6
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X

+     Indicates management contract or compensatory plan or arrangement.
*     Furnished herewith.
**     Furnished with the Quarterly Report on Form 10-Q filed on May 8, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 4, 2019

RealPage, Inc.

By:	/s/ Thomas C. Ernst, Jr.
Thomas C. Ernst, Jr.
Executive Vice President, Chief Financial Officer and Treasurer