Form 10-Q/A
period 2019-06-30
RealPage, Inc.
filed 2019-11-05
CIK 1286225

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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (this "Amended Filing") amends our Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 9, 2019 (the "Original Filing"). The purpose of this Amendment No.1 is to revise Part I, Item 4 of the Original Filing to reflect management’s conclusion that our disclosure controls and procedures were not effective at June 30, 2019 due to a material weakness in our internal control over financial reporting identified subsequent to the filing of the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are also filing currently dated certifications by our Chief Executive Officer and Chief Financial Officer. The material weakness did not result in any financial statement modifications and there have been no changes to our previously disclosed financial results.
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
Except as described above, this Amended Filing does not modify, amend or update in any way the financial statements and other disclosures set forth in our Original Filing and does not intend to reflect any information or events subsequent to the filing date of the Original Filing. As such, the Company’s unaudited consolidated financial statements as of and for the six months ended June 30, 2019, which were included in the Original Filing, have not changed as a result of the identification of the material weakness. This Amended Filing should be read in conjunction with the Original Filing and our reports filed with the U.S. Securities and Exchange Commission (“SEC”) subsequent to the Original Filing, including any amendments to those filings.
PART I—FINANCIAL INFORMATION
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. At the time our Quarterly Report on Form 10-Q for the six-month period ended June 30, 2019 was filed on August 9, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 because of certain individual control deficiencies related to our information technology general controls (“ITGCs”) that, when viewed in combination, aggregated to a material weakness in internal control over financial reporting. Specifically, we did not maintain effective controls over user access to certain IT systems and related changes to IT programs and data, and, as a result, the effective functioning of certain process-level automated and IT-dependent controls may have been affected. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
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