Form 10-Q
period 2019-09-30
RealPage, Inc.
filed 2019-11-08
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 24, 2019
Common Stock, $0.001 par value	94,854,653

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$270,154	$228,159
Restricted cash	158,865	154,599
Accounts receivable, less allowances of $8,552 and $8,850 at September 30, 2019 and December 31, 2018, respectively	131,392	123,596
Prepaid expenses	21,304	19,214
Other current assets	17,699	15,185
Total current assets	599,414	540,753
Property, equipment, and software, net	159,605	153,528
Right-of-use assets	106,942	—
Goodwill	1,104,006	1,053,119
Intangible assets, net	260,680	287,378
Deferred tax assets, net	35,482	42,602
Other assets	25,781	20,393
Total assets	$2,291,910	$2,097,773
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,677	$25,312
Accrued expenses and other current liabilities	79,598	95,482
Current portion of deferred revenue	123,062	120,704
Current portion of term loans	7,500	16,133
Convertible notes, net	302,032	—
Customer deposits held in restricted accounts	158,870	154,601
Total current liabilities	706,739	412,232
Deferred revenue	4,861	4,902
Term loans, net	291,064	287,582
Convertible notes, net	—	292,843
Lease liabilities, net of current portion	120,527	—
Other long-term liabilities	19,407	37,190
Total liabilities	1,142,598	1,034,749
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value: 250,000,000 shares authorized, 96,252,041 and 95,991,162 shares issued and 94,944,850 and 93,650,127 shares outstanding at September 30, 2019 and December 31, 2018, respectively	96	96
Additional paid-in capital	1,209,299	1,187,683
Treasury stock, at cost: 1,307,191 and 2,341,035 shares at September 30, 2019 and December 31, 2018, respectively	(36,224)	(65,470)
Accumulated deficit	(21,371)	(58,793)
Accumulated other comprehensive loss	(2,488)	(492)
Total stockholders’ equity	1,149,312	1,063,024
Total liabilities and stockholders’ equity	$2,291,910	$2,097,773
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
On demand	$245,637	$215,413	$707,341	$615,658
Professional and other	9,565	9,540	26,028	26,848
Total revenue	255,202	224,953	733,369	642,506
Cost of revenue	98,783	85,540	284,685	240,319
Amortization of product technologies	10,315	8,946	29,729	26,368
Gross profit	146,104	130,467	418,955	375,819
Operating expenses:
Product development	27,866	28,942	85,914	88,753
Sales and marketing	51,906	43,179	145,849	121,523
General and administrative	31,249	30,036	87,702	85,570
Amortization of intangible assets	10,444	9,738	30,682	26,323
Total operating expenses	121,465	111,895	350,147	322,169
Operating income	24,639	18,572	68,808	53,650
Interest expense and other, net	(8,764)	(8,816)	(22,773)	(25,004)
Income before income taxes	15,875	9,756	46,035	28,646
Income tax expense	4,171	683	7,996	193
Net income	$11,704	$9,073	$38,039	$28,453

Net income per share attributable to common stockholders:
Basic	$0.13	$0.10	$0.41	$0.33
Diluted	$0.12	$0.09	$0.39	$0.31
Weighted average common shares outstanding:
Basic	92,239	91,222	91,884	85,874
Diluted	97,114	96,590	96,392	90,451
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$11,704	$9,073	$38,039	$28,453
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments, net of tax	(143)	44	(1,720)	410
Reclassification adjustment for gains included in earnings on derivative instruments, net of tax	(135)	(170)	(578)	(413)
Foreign currency translation adjustment	258	80	277	(33)
Other comprehensive (loss) income, net of tax	(20)	(46)	(2,021)	(36)
Comprehensive income	$11,684	$9,027	$36,018	$28,417
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Nine-Month Period Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	95,991	$96	$1,187,683	$(492)	$(58,793)	2,341	$(65,470)	$1,063,024
Cumulative effect of adoption of ASU 2017-12	—	—	—	25	(25)	—	—	—
Issuance of common stock in connection with our acquisitions	234	—	14,846	—	—	—	—	14,846
Stock option exercises	32	—	(1,962)	—	—	(200)	6,416	4,454
Issuance of restricted stock	7	—	(40,733)	—	—	(1,331)	41,232	499
Treasury stock purchased, at cost	—	—	2,375	—	—	509	(19,146)	(16,771)
Retirement of treasury stock	(12)	—	(152)	—	(592)	(12)	744	—
Stock-based compensation	—	—	47,242	—	—	—	—	47,242
Other comprehensive income - derivative instruments	—	—	—	(2,298)	—	—	—	(2,298)
Foreign currency translation	—	—	—	277	—	—	—	277
Net income	—	—	—	—	38,039	—	—	38,039
Balance as of September 30, 2019	96,252	$96	$1,209,299	$(2,488)	$(21,371)	1,307	$(36,224)	$1,149,312

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(in thousands)
(unaudited)

	Three-Month Period Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 1, 2019	96,152	$96	$1,189,875	$(2,468)	$(33,075)	1,292	$(34,109)	$1,120,319
Issuance of common stock in connection with our acquisitions	80	—	5,000	—	—	—	—	5,000
Stock option exercises	13	—	(685)	—	—	(62)	2,070	1,385
Issuance of restricted stock	7	—	(1,734)	—	—	(63)	2,233	499
Treasury stock purchased, at cost	—	—	755	—	—	140	(6,418)	(5,663)
Stock-based compensation	—	—	16,088	—	—	—	—	16,088
Other comprehensive income - derivative instruments	—	—	—	(278)	—	—	—	(278)
Foreign currency translation	—	—	—	258	—	—	—	258
Net income	—	—	—	—	11,704	—	—	11,704
Balance as of September 30, 2019	96,252	$96	$1,209,299	$(2,488)	$(21,371)	1,307	$(36,224)	$1,149,312

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(in thousands)
(unaudited)

	Nine-Month Period Ended September 30, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2018	87,153	$87	$637,851	$243	$(75,046)	3,973	$(61,260)	$501,875
Cumulative effect of adoption of ASU 2014-09	—	—	—	—	2,221	—	—	2,221
Public offering of common stock, net of $17,056 of offering costs	8,050	8	441,786	—	—	—	—	441,794
Issuance of common stock in connection with our acquisitions	1,361	2	75,148	—	—	—	—	75,150
Stock option exercises	25	—	4,389	—	—	(472)	5,564	9,953
Issuance of restricted stock	—	—	(7,824)	—	—	(1,597)	7,824	—
Treasury stock purchased, at cost	—	—	325	—	—	660	(22,447)	(22,122)
Stock-based compensation	—	—	38,435	—	—	—	—	38,435
Other comprehensive income - derivative instruments	—	—	—	(3)	—	—	—	(3)
Foreign currency translation	—	—	—	(33)	—	—	—	(33)
Net income	—	—	—	—	28,453	—	—	28,453
Balance as of September 30, 2018	96,589	$97	$1,190,110	$207	$(44,372)	2,564	$(70,319)	$1,075,723

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(in thousands)
(unaudited)

	Three-Month Period Ended September 30, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 1, 2018	96,486	$96	$1,159,831	$253	$(53,445)	2,526	$(67,360)	$1,039,375
Public offering of common stock, net of $17,056 of offering costs	—	—	(5)	—	—	—	—	(5)
Issuance of common stock in connection with our acquisitions	96	1	18,538	—	—	—	—	18,539
Stock option exercises	7	—	(1,080)	—	—	(105)	3,294	2,214
Issuance of restricted stock	—	—	(1,430)	—	—	(64)	1,430	—
Treasury stock purchased, at cost	—	—	321	—	—	207	(7,683)	(7,362)
Stock-based compensation	—	—	13,935	—	—	—	—	13,935
Other comprehensive income - derivative instruments	—	—	—	(126)	—	—	—	(126)
Foreign currency translation	—	—	—	80	—	—	—	80
Net income	—	—	—	—	9,073	—	—	9,073
Balance as of September 30, 2018	96,589	$97	$1,190,110	$207	$(44,372)	2,564	$(70,319)	$1,075,723

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$38,039	$28,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,106	74,018
Amortization of debt discount and issuance costs	10,189	9,272
Amortization of right-of-use assets	8,684	—
Deferred taxes	8,031	(2,720)
Stock-based expense	47,276	37,492
Loss on disposal and impairment of other long-lived assets	259	3,439
Change in fair value of equity investment	(2,600)	—
Acquisition-related consideration	1,093	806
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(5,087)	6,933
Prepaid expenses and other current assets	(4,746)	(15,778)
Other assets	171	(2,757)
Accounts payable	7,836	4,044
Accrued compensation, taxes, and benefits	(1,620)	2,574
Deferred revenue	1,517	(5,193)
Customer deposits	(1,034)	(6,361)
Other current and long-term liabilities	(7,969)	740
Net cash provided by operating activities	186,145	134,962
Cash flows from investing activities:
Purchases of property, equipment, and software	(38,511)	(37,287)
Acquisition of businesses, net of cash and restricted cash acquired	(50,059)	(230,474)
Purchase of other investment	(1,750)	(1,800)
Net cash used in investing activities	(90,320)	(269,561)
Cash flows from financing activities:
Proceeds from term loans	300,000	—
Payments on term loans	(304,996)	(10,083)
Proceeds from revolving credit facility	—	140,000
Payments on revolving line of credit	—	(190,000)
Payments of deferred financing costs	(3,306)	(1,135)
Payments on finance lease obligations	(2,879)	(219)
Payments of acquisition-related consideration	(26,343)	(28,110)
Proceeds from public offering, net of underwriters’ discount and offering costs	—	441,794
Proceeds from exercise of stock options	4,454	9,953
Purchase of treasury stock related to stock-based compensation	(16,771)	(22,122)
Net cash (used in) provided by financing activities	(49,841)	340,078
Net increase in cash, cash equivalents and restricted cash	45,984	205,479
Effect of exchange rate on cash	277	(33)
Cash, cash equivalents and restricted cash:
Beginning of period	382,758	165,345
End of period	$429,019	$370,791
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$15,740	$12,274
Cash paid for income taxes, net	$1,872	$2,546
Right-of-use assets obtained in exchange for operating lease obligations	$21,192	$—
Non-cash investing and financing activities:
Accrued property, equipment, and software	$2,259	$1,837
Acquisition-related liabilities settled with equity	$14,846	$—
Fair value of stock consideration in connection with acquisition of ClickPay	$—	$53,334
Redemption of noncontrolling interest in connection with acquisition of ClickPay	$—	$21,816

       The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets and that shown in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$270,154	$228,159
Restricted cash	158,865	154,599
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash flows	$429,019	$382,758
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
These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 27, 2019, as amended by our Form 10-K/A filed with the SEC on November 5, 2019 (“Annual Report on Form 10-K”).
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, we determined that the Company has a single reporting segment and operating unit structure.
Principally, all of our revenue for the three and nine months ended September 30, 2019 and 2018 was earned in the United States. Net property, equipment, and software located in the United States amounted to $151.0 million and $144.3 million at September 30, 2019 and December 31, 2018, respectively. Net property, equipment, and software located in our international subsidiaries amounted to $8.6 million and $9.2 million at September 30, 2019 and December 31, 2018, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, India, and Spain at both September 30, 2019 and December 31, 2018.
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
No single client accounted for 10% or more of our revenue or accounts receivable for the three or nine months ended September 30, 2019 or 2018.
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
Trade receivables are written off against the allowance when management determines a balance is uncollectible. We incurred bad debt expense of $0.4 million and $0.9 million for the three months ended, and $1.9 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We plan to adopt this guidance prospectively to eligible costs incurred on or after January 1, 2020, and we are currently evaluating potential changes to related processes and internal controls.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We will adopt ASU 2016-13 in the first quarter of 2020 utilizing the modified retrospective transition method through a cumulative-effect adjustment to retained earnings. We are currently evaluating appropriate changes to our business processes, systems and controls to support the adoption of the new standard. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.
3. Acquisitions
2019 Acquisitions
Simple Bills
In July 2019, we acquired substantially all of the assets of Simple Bills Corporation (“Simple Bills”), a provider of utility management services for the multi-family student housing market. Aggregate purchase consideration was $18.1 million, including deferred cash obligations of up to $3.4 million that will be released over a two-year period following the closing date, subject to any indemnification claims. In addition, the purchase agreement provides for up to $10.0 million of restricted stock awards contingent upon the achievement of performance targets during 2020 and 2021 for which post-acquisition employment service is required. As these awards are tied to employment services, we will record this amount as stock-based compensation expense over the requisite service period. The acquisition was financed using cash on hand.
The acquired identified intangible assets consisted of developed technology, client relationships and trade names and were assigned estimated useful lives of seven, eight and five years, respectively. Preliminary goodwill recognized of $9.5 million is primarily comprised of anticipated synergies from the expansion of our utility billing solutions. Goodwill and the acquired identified intangible assets are deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.1 million.
Hipercept
In July 2019, we acquired substantially all of the assets of CRE Global Enterprises LLC (“CRE”), and certain of its subsidiaries, including 100% of the shares outstanding in its subsidiaries in the UK, Canada and Colombia (collectively “Hipercept”). Hipercept is a provider of data services and data analytics solutions to institutional commercial real estate owners. Aggregate purchase consideration was $28.2 million, including deferred cash obligations of up to $4.0 million, subject to any indemnification claims, to be released on the first and second anniversary dates of the closing date, and contingent consideration of up to $28.0 million based on the achievement of certain financial objectives during the six months ended June 30, 2022. The $28.0 million of contingent consideration is comprised of 1) cash payments of up to $25.3 million to CRE, and 2) stock grants of up to $2.7 million to certain individuals for which post-acquisition employment service is required. The fair value of the contingent consideration recorded as purchase consideration was $6.7 million on the date of acquisition and we will record an estimated $0.8 million tied to employment services as stock-based compensation expense over the service period. The acquisition was financed using cash on hand.
The acquired identified intangible assets consisted of developed technology, client relationships and trade names and were assigned estimated useful lives of five, seven and three years, respectively. Preliminary goodwill recognized of $23.1 million is primarily comprised of anticipated synergies from the expansion of our asset and investment management solutions. Goodwill and the acquired identified intangible assets arising from the acquisition of Hipercept’s domestic assets are deductible for tax purposes; those arising from the acquisition of the international entities are not. Acquisition costs associated with this transaction totaled $0.3 million.
LeaseTerm Solutions
In April 2019, we acquired substantially all of the assets of LeaseTerm Insurance Group, LLC (“LeaseTerm Solutions”), a provider of alternatives to traditional renters’ insurance programs and tenant security deposit programs for the multifamily housing industry. Aggregate purchase consideration was $26.5 million, including deferred cash obligations of up to $2.7 million that will be released on the first and second anniversary dates of the closing date, subject to any indemnification claims. The acquisition was financed using cash on hand.
The acquired identified intangible assets consisted of client relationships and trade names and were assigned estimated useful lives of seven and five years, respectively. Preliminary goodwill recognized of $18.6 million is primarily comprised of anticipated synergies from the expansion of our risk management solutions. Goodwill and the acquired identified intangible assets are deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.2 million.
Purchase Consideration and Purchase Price Allocations
The estimated fair values of assets acquired and liabilities assumed are provisional and are based primarily on the information available as of the acquisition date. We believe this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition closing dates. The components of the purchase consideration and the preliminary allocation of each purchase price, including the effects of measurement period adjustments recorded as of September 30, 2019, are as follows:

	LeaseTerm Solutions	Hipercept	Simple Bills
	(in thousands)
Fair value of purchase consideration:
Cash, net of cash acquired	$23,417	$17,656	$14,875
Deferred obligations, net	3,095	3,799	3,274
Contingent consideration	—	6,700	—
Total fair value of purchase consideration	$26,512	$28,155	$18,149

Fair value of net assets acquired:
Restricted cash	$5,889	$—	$—
Accounts receivable	491	888	841
Property, equipment, and software	400	171	82
Intangible assets:
Developed product technologies	—	1,700	4,000
Client relationships	7,100	3,000	5,200
Trade names	200	100	100
Right-of-use assets	167	435	1,993
Goodwill	18,625	23,116	9,541
Other assets	—	18	115
Accounts payable and accrued liabilities	(342)	(703)	(1,497)
Client deposits held in restricted accounts	(5,889)	—	—
Deferred revenue	—	(253)	(547)
Other long-term liabilities	(129)	(317)	(1,679)
Total fair value of net assets acquired	$26,512	$28,155	$18,149

2018 Acquisitions
We completed four acquisitions during the fiscal year 2018. For the acquisition of Rentlytics, Inc., the estimated fair values of assets acquired and liabilities assumed in the table below are provisional. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition date. The allocation of each purchase price, including effects of measurement period adjustments recorded as of September 30, 2019, is as follows:

		Date of Acquisition	Aggregate Purchase Price	Closing Cash Payment, Net of Cash Acquired	Net Tangible Assets Acquired (Liabilities Assumed)	Identified Intangible Assets	Goodwill Recognized
			(in thousands)
ClickPay Services, Inc.	(Final)	Apr 2018	$220,992	$138,983	$(4,620)	$52,700	$172,912
Blu Trend, LLC	(Final)	Jul 2018	$8,500	$8,500	$343	$4,270	$3,887
LeaseLabs, Inc.	(Final)	Sept 2018	$112,892	$84,498	$1,188	$27,200	$84,504
Rentlytics, Inc.	(Provisional)	Oct 2018	$54,953	$47,895	$288	$12,200	$42,465

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

Deferred Obligations and Contingent Consideration Activity
The following table presents changes in the Company’s deferred cash and stock obligations and contingent consideration for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Deferred Cash and Stock Obligations	Contingent Consideration	Total
	(in thousands)
Balance at January 1, 2018	$47,016	$414	$47,430
Additions, net of fair value discount	36,313	7,000	43,313
Cash payments	(29,600)	(247)	(29,847)
Accretion expense	1,970	—	1,970
Change in fair value	—	(1,167)	(1,167)
Indemnification claims and other adjustments	(3,557)	—	(3,557)
Balance at December 31, 2018	52,142	6,000	58,142
Additions, net of fair value discount	9,653	6,700	16,353
Cash payments	(20,914)	(5,963)	(26,877)
Settlements through common stock issued	(14,846)	—	(14,846)
Accretion expense	1,302	58	1,360
Change in fair value	—	(37)	(37)
Indemnification claims and other adjustments	130	—	130
Balance at September 30, 2019	$27,467	$6,758	$34,225

In May 2019, in connection with our April 2018 acquisitions of NovelPay, LLC (“NovelPay”) and ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”), we issued an aggregate of 154,281 shares of our common stock to the equity holders of ClickPay. These shares are subject to a holdback in respect of indemnification and post-closing purchase price adjustments pursuant to the acquisition agreements.
In September 2019, we settled a deferred equity obligation with regard to our September 2018 acquisition of LeaseLabs, Inc. through the issuance of 80,012 shares of our common stock.
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2019 and 2018, as if the aforementioned 2019 and 2018 acquisitions had occurred as of January 1, 2018 and January 1, 2017, respectively. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax expense or benefit, issuance of shares of our common stock, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 Pro Forma	2018 Pro Forma	2019 Pro Forma	2018 Pro Forma
	(unaudited)
	(in thousands, except per share amounts)
Total revenue	$256,013	$235,473	$743,443	$686,557
Net income	$11,855	$7,843	$38,332	$21,986
Net income per share:
Basic	$0.13	$0.09	$0.42	$0.26
Diluted	$0.12	$0.09	$0.40	$0.25

4. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by major revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
On demand
Property management	$52,090	$47,307	$153,007	$139,149
Resident services	110,811	94,085	308,820	256,592
Leasing and marketing	45,758	41,842	136,836	124,099
Asset optimization	36,978	32,179	108,678	95,818
Total on demand revenue	245,637	215,413	707,341	615,658

Professional and other	9,565	9,540	26,028	26,848
Total revenue	$255,202	$224,953	$733,369	$642,506

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
Contract Balances
Contract assets generally consist of amounts recognized as revenue before they can be invoiced to clients or amounts invoiced to clients prior to the period in which the service is provided where the right to payment is subject to conditions other than just the passage of time. These contract assets are included in “Accounts receivable” in the accompanying Condensed Consolidated Financial Statements and related disclosures. Contract liabilities are comprised of billings or payments received from our clients in advance of performance under the contract. We refer to these contract liabilities as “Deferred revenue” in the accompanying Condensed Consolidated Financial Statements and related disclosures. We recognized revenue of $113.0 million for the nine months ended September 30, 2019, which was included in the line “Deferred revenue” in the accompanying Condensed Consolidated Balance Sheet as of the beginning of the period.
Contract Acquisition Costs
We capitalize certain commissions as incremental costs of obtaining a contract with a client if we expect to recover those costs. The commissions are capitalized and amortized over a period of benefit determined to be three years. Below is a summary of our capitalized commissions costs and their respective locations in the accompanying Condensed Consolidated Balance Sheets:

	Balance Sheet Location	September 30, 2019	December 31, 2018
		(in thousands)
Capitalized commissions costs - current	Other current assets	$9,406	$6,679
Capitalized commissions costs - noncurrent	Other assets	8,594	7,757
Total capitalized commissions costs		$18,000	$14,436

Amortization of capitalized commissions was $2.3 million and $1.3 million for the three months ended, and $6.1 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively. No impairment loss was recognized in relation to these capitalized costs.
Remaining Performance Obligations
Certain clients commit to purchase our solutions for terms ranging from two to seven years. We expect to recognize approximately $440.3 million of revenue in the future related to performance obligations for on demand contracts with an original duration greater than one year that were unsatisfied or partially unsatisfied as of September 30, 2019. Our estimate does not include amounts related to:

•	professional and usage-based services that are billed and recognized based on services performed in a certain period;

•	amounts attributable to unexercised contract renewals that represent a material right; or

•	amounts attributable to unexercised client options to purchase services that do not represent a material right.
We expect to recognize revenue on approximately 69.7% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter. Revenue from remaining performance obligations for professional service contracts as of September 30, 2019 was immaterial.

5. Property, Equipment, and Software
Property, equipment, and software consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Leasehold improvements	$66,697	$63,391
Data processing and communications equipment	78,549	68,015
Furniture, fixtures, and other equipment	35,057	33,840
Software	149,912	131,437
Property, equipment, and software, gross	330,215	296,683
Less: Accumulated depreciation and amortization	(170,610)	(143,155)
Property, equipment, and software, net	$159,605	$153,528

Depreciation and amortization expense for property, equipment, and purchased software was $7.5 million and $6.9 million for the three months ended, and $22.7 million and $21.3 million for the nine months ended September 30, 2019 and 2018, respectively.
The unamortized amount of capitalized software development costs was $63.1 million and $54.9 million at September 30, 2019 and December 31, 2018, respectively. Amortization expense related to capitalized software development costs totaled $3.9 million and $3.2 million for the three months ended, and $10.9 million and $8.7 million for the nine months ended September 30, 2019 and 2018, respectively.
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
The components of lease costs for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(in thousands)
Operating lease cost	$3,469	$10,431

Finance lease cost:
Depreciation of finance lease asset	$992	$2,977
Interest on lease liabilities	1,062	3,169
Total finance lease cost	$2,054	6,146

Rent expense for short-term leases for the three and nine months ended September 30, 2019 was not material.

Supplemental balance sheet information related to leases at September 30, 2019, was as follows:

	Operating leases	Finance leases	Total leases
	(in thousands, except lease term and discount rate)
Right-of-use assets	$51,709	$55,233	$106,942

Lease liabilities, current (1)	$10,331	$3,254	$13,585
Lease liabilities, net of current portion	46,265	74,262	120,527
Total lease liabilities	$56,596	$77,516	$134,112

Weighted average remaining term (in years)	6.3	13.9
Weighted average discount rate	5.1%	5.4%

(1)	Included in the line “Accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Supplemental cash flow information related to leases for the nine months ended September 30, 2019, was as follows, in thousands:

Cash payments for lease liabilities within operating activities:
Operating leases	$11,488
Finance leases	$3,169
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$21,192

At September 30, 2019, future maturities of lease liabilities due under these lease agreements were as follows for the years ending December 31, in thousands:

	Operating leases	Finance leases	Total leases
2019	$2,937	$1,245	$4,182
2020	11,947	7,398	19,345
2021	10,848	7,504	18,352
2022	9,845	7,609	17,454
2023	9,367	7,714	17,081
Thereafter	21,607	80,033	101,640
Total undiscounted lease payments	66,551	111,503	178,054
Present value adjustment	(9,955)	(33,987)	(43,942)
Present value of lease payments	$56,596	$77,516	$134,112

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the nine months ended September 30, 2019 were as follows, in thousands:

Balance as of January 1, 2019	$1,053,119
Goodwill acquired	51,282
Measurement period adjustments	(395)
Balance as of September 30, 2019	$1,104,006

Identified intangible assets consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$214,394	$(119,247)	$95,147	$207,310	$(100,445)	$106,865
Client relationships	279,528	(131,835)	147,693	264,228	(107,155)	157,073
Vendor relationships	—	—	—	5,650	(5,650)	—
Trade names	23,349	(16,085)	7,264	22,956	(10,682)	12,274
Non-compete agreements	4,173	(1,988)	2,185	4,173	(1,395)	2,778
Total finite-lived intangible assets	521,444	(269,155)	252,289	504,317	(225,327)	278,990
Indefinite-lived intangible assets:
Trade names	8,391	—	8,391	8,388	—	8,388
Total intangible assets	$529,835	$(269,155)	$260,680	$512,705	$(225,327)	$287,378

Amortization expense related to finite-lived intangible assets was $16.9 million and $15.5 million for the three months ended, and $49.5 million and $44.0 million for the nine months ended September 30, 2019 and 2018, respectively.
8. Debt
Credit Facility
On September 5, 2019, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Facility”) to amend and restate our existing Credit Agreement, originally dated as of September 30, 2014 (as previously amended, the “2014 Credit Facility”). The Amended Credit Facility was entered into by and among the Company, the lenders from time to time party thereto (the “Lenders”), and Wells Fargo Bank, National Association, as administrative agent (the “Agent”).
The Amended Credit Facility extends the maturity date of the 2014 Credit Facility from February 27, 2022 to September 5, 2024, reduces our borrowing costs, provides additional borrowing capacity, and increases covenant flexibility. The Amended Credit Facility provides for the following:
Revolving Facility: The Amended Credit Facility provides $600.0 million in aggregate commitments for secured revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”).
Initial Term Loan: An initial term loan of $300.0 million was borrowed on the closing date for the Amended Credit Facility (the “Term Loan”). The proceeds of the Term Loan were used to repay the term loan balances outstanding under the 2014 Credit Facility.
Delayed Draw Term Loan: The Amended Credit Facility provides commitments for a delayed draw term loan of up to $300.0 million (the “Delayed Draw Term Loan”). The Delayed Draw Term Loan may be drawn, subject to the satisfaction of certain conditions, on or prior to September 5, 2020 (the “Access Period”).
Revolving loans under the Amended Credit Facility may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan and Delayed Draw Term Loan (collectively, the “Term Loans”) are due in quarterly installments equal to an initial amount of 0.625% of the original Term Loan principal amount, which increases to 1.25% beginning on December 31, 2020, increases to 1.875% beginning on December 31, 2022, and increases to 2.50% beginning on December 31, 2023. Once repaid or prepaid, the Term Loans may not be re-borrowed. All outstanding principal and accrued but unpaid interest is due, and the commitments for the Revolving Facility terminate, on the maturity date. The Term Loans are subject to mandatory repayment requirements in the event of certain asset sales or if certain insurance or condemnation events occur, subject to customary reinvestment provisions. We may prepay the Term Loans in whole or in part at any time without premium or penalty.
Accordion Feature: The Amended Credit Facility also allows us, subject to certain conditions, to request additional term loan commitments and/or additional revolving commitments in an aggregate principal amount of up to the greater of $250.0 million or 100% of consolidated EBITDA (as defined within the agreement) for the most recent four fiscal quarters, plus an amount that would not cause our consolidated senior secured net leverage ratio to exceed 3.50 to 1.00.
All outstanding revolving loans and term loans under the Amended Credit Facility mature on September 5, 2024. If on or prior to August 16, 2022, we have failed to demonstrate to the Agent that we would be in compliance with each financial covenant after giving pro forma effect to the repayment in full of the Convertible Notes which mature on November 15, 2022, then the Amended Credit Facility will mature on August 16, 2022. In addition, if on any business day during the period beginning on August 16, 2022 until the Convertible Notes are paid in full, our available liquidity is less than an amount equal to 125% of the outstanding principal amount of the Convertible Notes, then amounts outstanding under the Amended Credit Facility are due immediately.
At our option, amounts outstanding under the Amended Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.00% to 2.00%, or the Base Rate, plus a margin ranging from 0.00% to 1.00% (“Applicable Margin”). The base LIBOR is, at our discretion, equal to either one, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our Net Leverage Ratio, as defined below. Accrued interest on amounts outstanding under the Amended Credit Facility is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR. Unused commitments under the Revolving Facility and the unused Delayed Draw Term Loan commitments are subject to a commitment fee to be paid in arrears on the last day of each fiscal quarter, ranging from 0.15% to 0.35% per annum determined based on our Net Leverage Ratio, as defined below.
Certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Amended Credit Facility, and the obligations under the Amended Credit Facility are secured by substantially all of our assets and the assets of the subsidiary guarantors. The Amended Credit Facility contains customary affirmative and negative covenants. The negative covenants limit the ability us and our subsidiaries to, among other things, incur additional indebtedness, grant liens on our assets, make investments including acquisitions, dispose of assets, or pay dividends or distributions or repurchase our stock. Our covenants also include requirements that we comply with the following financial ratios:
Consolidated Net Leverage Ratio: The Consolidated Net Leverage Ratio (“Net Leverage Ratio”), defined as a ratio of consolidated funded indebtedness less qualified cash and cash equivalents, each as defined in the Amended Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, as defined in the Amended Credit Facility, of no greater than 5.00 to 1.00.
Consolidated Interest Coverage Ratio: The Consolidated Interest Coverage Ratio (“Interest Coverage Ratio”), defined as a ratio of the sum of the four previous fiscal quarters’ consolidated EBITDA to our interest expense for the same period, excluding non-cash interest attributable to the Convertible Notes, as defined below, of no less than 3.00 to 1.00.
Consolidated Senior Secured Net Leverage Ratio: The Consolidated Senior Secured Net Leverage Ratio (“Senior Leverage Ratio”), defined as a ratio of consolidated senior secured indebtedness less qualified cash and cash equivalents, each as defined in the Amended Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, of no greater than 3.75 to 1.00.
As of September 30, 2019, we were in compliance with the covenants under our Amended Credit Facility.
The Amended Credit Facility contains customary events of default, subject to customary cure periods for certain defaults. In the event of a default, the obligations under the Amended Credit Facility could be accelerated, the applicable interest rate could be increased, the loan commitments could be terminated, our subsidiary guarantors could be required to pay the obligations in full and our lenders would be permitted to exercise remedies with respect to all of the collateral that is securing the Amended Credit Facility. Any such default that is not cured or waived could have a material adverse effect on our liquidity and financial condition.
Debt Issuance and Debt Discount Costs
Changes resulting from the Amended Credit Facility qualified as modifications to our existing credit facility for purposes of determining the accounting for new and existing unamortized debt issuance and discount costs. We incurred $3.6 million in financing costs in connection with the Amended Credit Facility. Of this amount, we capitalized $1.8 million as deferred financing costs attributable to the Revolving Facility. This amount, together with the unamortized deferred financing costs from the 2014 Revolving Facility, is included in “Other assets” in the Condensed Consolidated Balance Sheets and is being amortized into interest expense ratably over the term of the new facility. We also capitalized $0.9 million of issuance and debt discount costs associated with the new Delayed Draw Term Loans in “Other assets” and is being amortized into interest expense using the effective interest method over the Access Period of the Delayed Draw Term Loan. We will reclassify the unamortized balance to net it against the principal we borrow under the Delayed Draw Term Loan at the time of any such borrowings. We recorded $0.5 million of debt discount attributable to the new Term Loan as a reduction of the principal balance of such debt. We are amortizing this cost, together with the unamortized deferred financing costs from the 2014 Term Loans, into interest expense using the effective interest method over the term of the new facility. We also immediately recognized $0.4 million of the financing costs as a charge to interest expense.

As of September 30, 2019 and December 31, 2018, we had $600.0 million and $350.0 million, respectively, of available credit under our Revolving Facility, and there were no outstanding borrowings.
Unamortized debt issuance costs for the Revolving Facility were $3.7 million and $1.3 million at September 30, 2019 and December 31, 2018, respectively, and are included in the line “Other assets” as noted above.
Principal outstanding and unamortized debt issuance and discount costs for the Term Loan were as follows at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	Term Loans
	(in thousands)
Principal outstanding	$300,000	$304,990
Unamortized issuance costs	(588)	(777)
Unamortized discount	(848)	(498)
Carrying value	$298,564	$303,715

The fair value of the Term Loans on September 30, 2019 and December 31, 2018 was $286.0 million and $298.9 million, respectively. The fair value was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities. We concluded that this fair value measurement should be categorized within Level 2.
Future maturities of principal under the Term Loans are as follows for the years ending December 31, in thousands:

Term Loans
2019	$1,875
2020	9,375
2021	15,000
2022	16,875
Thereafter	256,875
$300,000

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
The Convertible Notes accrue interest at a rate of 1.50%, payable semi-annually on May 15 and November 15 of each year. On or after May 15, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at their option. The Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. Based on our closing stock price of $62.86 on September 30, 2019, the if-converted value exceeded the aggregate principal amount of the Convertible Notes by $172.0 million.
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
As of September 30, 2019, we received conversion notices from certain holders with respect to an immaterial amount in aggregate principal of Convertible Notes requesting conversion as a result of the sales price condition having been met during the second quarter of 2019. In accordance with the terms of the Convertible Notes, we made cash payments of the aggregate principal amount and delivered newly issued shares of our common stock for the remainder of the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. We received shares of our common stock under the Note Hedges, as defined below, that offset the issuance of shares of common stock upon conversion of the Convertible Notes.
During the third quarter of 2019, the closing price of our common stock exceeded 130% of the conversion price of the Convertible Notes for more than 20 trading days during the last 30 consecutive trading days of the quarter, thereby satisfying one of the early conversion events. As a result, the Convertible Notes are convertible at any time during the fourth quarter of 2019.
Accordingly, as of September 30, 2019, the carrying amount of the Convertible Notes of $302.0 million was classified as a current liability in the accompanying Condensed Consolidated Balance Sheets. No gain or loss was recognized when the debt became convertible.

The net carrying amount of the Convertible Notes at September 30, 2019 and December 31, 2018, was as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Liability component:
Principal amount	$344,995	$345,000
Unamortized discount	(38,085)	(46,235)
Unamortized debt issuance costs	(4,878)	(5,922)
	$302,032	$292,843

Equity component, net of issuance costs and deferred tax:	$61,390	$61,390

The estimated fair value of the Convertible Notes at September 30, 2019 and December 31, 2018 was $553.3 million and $441.4 million, respectively. The estimated fair value is based on quoted market prices as of the last trading day for the nine months ended September 30, 2019; however, the Convertible Notes have only a limited trading volume and, as such, this fair value estimate is not necessarily the value at which the Convertible Notes could be retired or transferred. We concluded this measurement should be classified within Level 2.
The following table sets forth total interest expense related to the Convertible Notes for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Contractual interest expense	$1,294	$1,294	$3,881	$3,881
Amortization of debt discount	2,756	2,599	8,149	7,685
Amortization of debt issuance costs	353	333	1,043	984
	$4,403	$4,226	$13,073	$12,550

The effective interest rate of the liability component for the three and nine months ended September 30, 2019 and 2018 was 5.87%.
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
As discussed above, an insignificant number of Note Hedges were exercised during the three months ended September 30, 2019 upon the conversion of the Convertible Notes, thereby offsetting the issuance of our common stock for such conversion.
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
The Note Hedges are transactions that are separate from the terms of the Convertible Notes and the Warrants, and holders of the Convertible Notes and the Warrants have no rights with respect to the Note Hedges. The Warrants are similarly separate in both terms and rights from the Note Hedges and the Convertible Notes. As of September 30, 2019, no Warrants have been exercised.

9. Stock-based Expense
Restricted Stock Awards
During the three and nine months ended September 30, 2019, we made the following grants of time-based restricted stock:

Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Vesting
62,817	800,087	Shares vest ratably over a period of twelve quarters beginning on the first day of the second calendar quarter immediately following the grant date.
—	22,675	Shares fully vested on the first day of the calendar quarter immediately following the grant date.
	26,895	Shares vest ratably over a period of four quarters beginning on the first day of the calendar quarter immediately following the grant date.

Market-based Restricted Stock Awards
During the three and nine months ended September 30, 2019, we made the following grants of restricted stock that become eligible to vest based on the achievement of certain market-based conditions, as described below:

Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Condition to Become Eligible to Vest
—	11,300	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $60.84 for twenty consecutive trading days.
—	105,733	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $69.50 for twenty consecutive trading days.
—	11,300	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $66.92 for twenty consecutive trading days.
—	105,733	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $77.84 for twenty consecutive trading days.
—	11,300	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $73.01 for twenty consecutive trading days.
—	105,733	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $88.96 for twenty consecutive trading days.
—	3,184	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $78.44 for twenty consecutive trading days.
—	11,300	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $85.17 for twenty consecutive trading days.
—	105,733	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $100.08 for twenty consecutive trading days.
—	3,184	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $87.85 for twenty consecutive trading days.
—	3,184	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $100.40 for twenty consecutive trading days.
—	3,198	After the grant date and prior to July 1, 2022, the average closing price per share of our common stock equals or exceeds $112.95 for twenty consecutive trading days.

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
Performance-based Restricted Stock Awards
We granted performance-based restricted stock awards related to our acquisitions of Hipercept and Simple Bills. These awards are classified as liabilities and become eligible to vest if specified performance targets are achieved prior to the performance deadline. The performance-based restricted stock awards are forfeited if the performance targets are not achieved prior to the performance deadline. Compensation expense for performance-based restricted stock awards is recognized on a straight-line basis over the requisite service period, which includes both the performance period and any subsequent time-based vesting period. Expense is only recognized if it is determined that achievement of the performance condition is probable. The fair value of performance-based restricted stock awards is based on the expected achievement of the performance target at the end of each reporting period.
The purchase agreement for Simple Bills provides for up to $10.0 million of restricted stock awards contingent upon the achievement of performance targets during 2020 and 2021. Subsequent to achievement of the respective performance targets, the Simple Bill awards vest quarterly over a one-year service period beginning on July 1, 2021 and July 1, 2022, respectively. As of September 30, 2019, the achievement of the respective performance targets for 2020 and 2021 are probable, and expense is recognized for each vesting tranche using the graded-vesting attribution method.
The purchase agreement for Hipercept provides for up to $2.7 million of restricted stock awards contingent upon the achievement of performance targets for the six-month period ended June 30, 2022. Subsequent to achievement of the performance target, the Hipercept awards will vest immediately during the second half of 2022. As of September 30, 2019, we are recognizing $0.8 million of compensation cost over the requisite service period based on expected achievement of the performance target.
Grants of restricted stock may be fulfilled through the issuance of previously authorized but unissued common stock shares, or the reissuance of shares held in treasury. All awards were granted under the Amended and Restated 2010 Equity Incentive Plan.
We capitalized stock-based expense for software development costs of $0.4 million and $1.1 million for the three and nine months ended September 30, 2019, respectively.
10. Commitments and Contingencies
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2019 or December 31, 2018.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of September 30, 2019 or December 31, 2018.
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
At September 30, 2019 and December 31, 2018, we had accrued amounts for estimated settlement losses related to legal matters. We do not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
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
11. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. Included within diluted net income per share is the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of approximately 19,000 and 15,000 for the three months ended, and approximately 188,000 and 193,000 for the nine months ended September 30, 2019 and 2018, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted net income per share, it is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount (the “conversion premium”) in shares of our common stock. Therefore, only the impact of the conversion premium is included in total dilutive weighted average shares outstanding using the treasury stock method. The dilutive effect of the conversion premium for the three and nine months ended September 30, 2019 and 2018 are shown in the table below.
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
We exclude common shares subject to a holdback pursuant to business combinations from the calculation of basic weighted average shares outstanding where the release of such shares is contingent upon an event not solely subject to the passage of time. As of September 30, 2019, there were approximately 163,000 contingently returnable shares related to our acquisitions of ClickPay and BluTrend, which were excluded from the computation of basic net income per share as these shares are subject to sellers’ indemnification obligations and are subject to a holdback. There were approximately 196,000 contingently returnable shares as of September 30, 2018. Dilutive common shares outstanding include the weighted average contingently issuable shares discussed above that are subject to a holdback. These shares are subject to releases to the sellers on the second anniversary dates of the acquisitions which are contingent on the sellers’ indemnification obligations.
Our performance-based restricted stock awards, which are considered contingently issuable shares, are excluded from the diluted weighted average shares outstanding computation because the related performance-based targets were not achieved as of the end of the reporting period.

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income	$11,704	$9,073	$38,039	$28,453
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	92,239	91,222	91,884	85,874
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	1,337	2,300	1,420	2,305
Convertible Notes and Warrants	3,380	2,725	2,844	2,059
Contingently issuable shares in connection with our acquisitions	158	343	244	213
Weighted average common shares used in computing diluted net income per share	97,114	96,590	96,392	90,451
Net income per share:
Basic	$0.13	$0.10	$0.41	$0.33
Diluted	$0.12	$0.09	$0.39	$0.31

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
Our effective income tax rate was 17.4% and 0.7% for the nine months ended September 30, 2019 and 2018, respectively. Our effective rate is lower than the statutory rate for the nine months ended September 30, 2019, primarily due to $4.6 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-09, partially offset by state taxes and certain non-deductible expenses.
During the second quarter of 2019, we completed a review of certain U.S. tax reform elements primarily related to the Base Erosion Anti-avoidance Tax (“BEAT”) and verified the existence of required information to confirm our eligibility for certain exceptions allowed under the BEAT provisions. As a result, we determined that we no longer had additional tax liability related to the BEAT, as enacted in the Tax Cuts and Jobs Act (“TCJA”), and clarified in additional guidance from the proposed regulations issued on December 13, 2018. We will continue to monitor our payments to foreign affiliates to verify our continued exemption from the BEAT provisions for 2019.
Our effective rate is lower than the statutory rate for the nine months ended September 30, 2018, primarily because of $10.1 million of excess tax benefits from stock-based compensation recognized as discrete items during the year, as required by ASU 2016-09.

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
Contingent consideration obligation: The fair value of the contingent consideration obligations includes inputs not observable in the market and thus represents a Level 3 measurement. The amount to be paid under these obligations is contingent upon the achievement of stipulated operational or financial targets by the business subsequent to acquisition. The fair value for our contingent consideration obligations is estimated based on management’s assessment of the probability of achievement of operational or financial targets. The fair value estimate considers the projected future operating or financial results for the factor upon which the respective contingent obligation is dependent. The fair value estimate is generally sensitive to changes in these projections. We develop the projected future operating results based on an analysis of historical results, market conditions, and the expected impact of anticipated changes in our overall business and/or product strategies.
At December 31, 2018, the contingent consideration obligation consisted of a potential obligation related to our LeaseLabs acquisition. During the second quarter of 2019, we settled the contingent consideration obligation related to our LeaseLabs acquisition for $6.0 million.
At September 30, 2019, the contingent consideration obligation consisted of a potential obligation related to our Hipercept acquisition. The fair value for this contingent consideration obligation is estimated using a probability weighted discount model which considers the achievement of the conditions upon which the contingent obligation is dependent. The probability of achieving the specified conditions is generally assessed by applying a Monte Carlo weighted-average model. Inputs into the valuation model include a discount rate specific to the acquired entity, a measure of the estimated volatility, and the risk free rate of return, which for the period ended September 30, 2019 were 3.7%, 11.7% and 1.8%, respectively.
The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, by the fair value hierarchy levels as described above:

	Fair value at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Foreign exchange currency contracts	$55	$—	$55	$—
Total assets measured at fair value	$55	$—	$55	$—
Liabilities:
Interest rate swap agreements	$2,684	$—	$2,684	$—
Foreign exchange currency contracts	48	—	48	—
Contingent consideration related to the acquisition of:
Hipercept	6,758	—	—	6,758
Total liabilities measured at fair value	$9,490	$—	$2,732	$6,758

	Fair value at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$923	$—	$923	$—
Liabilities:
Interest rate swap agreements	$413	$—	$413	$—
Contingent consideration related to the acquisition of:
LeaseLabs	6,000	—	—	6,000
Total liabilities measured at fair value	$6,413	$—	$413	$6,000

There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the nine months ended September 30, 2019.
Changes in the fair value of Level 3 measurements were as follows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Balance at beginning of period	$6,000	$414
Initial contingent consideration fair value	6,700	7,000
Settlements through cash payments	(5,963)	(247)
Net gain on change in fair value	21	(167)
Balance at end of period	$6,758	$7,000

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
In June 30, 2019, we invested an additional $1.8 million in CompStak. The carrying value of this investment at September 30, 2019 and December 31, 2018 was $7.4 million and $3.0 million, respectively, and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
There were no liabilities measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018.

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
In October 2018, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share purchase program expired on October 25, 2019.
In November 2019, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program is effective through November 7, 2020. Shares repurchased under the plan are retired.
There was no repurchase activity during the three and nine months ended September 30, 2019 and 2018.
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
On March 31, 2016, we entered into two interest rate swap agreements (collectively the “2016 Swap Agreements”). The 2016 Swap Agreements covered an aggregate notional amount of $75.0 million from March 2016 to September 2019 by replacing the obligation’s variable rate with a blended fixed rate of 0.89%. The 2016 Swap Agreements matured on September 30, 2019.
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

Foreign Exchange Currency Contracts
We are exposed to market risk that includes changes in foreign exchange rates. We have operations in certain foreign countries where the functional currency is the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. As of September 30, 2019, we have entered into a series of foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates for the Indian rupee and Philippines peso. These contracts are designated as cash flow hedges of forecasted transactions, are intended to offset the impact of movement of exchange rates on future operating costs and are scheduled to mature within twelve months.
The changes in the fair value of these contracts are initially reported in accumulated other comprehensive income and are subsequently reclassified into cost of revenue and operating expenses in the same period that the hedge transaction affects earnings.
The table below presents the fair value of the derivative instruments as well as their classification in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018:

		Fair Value at
	Balance Sheet Location	September 30, 2019	December 31, 2018
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Assets:
Interest rate swaps	Other assets	$—	$923
Foreign exchange currency contracts	Other current assets	55	—
Total derivative assets		$55	$923
Liabilities:
Foreign exchange currency contracts	Other current liabilities	$48	$—
Interest rate swaps	Other long-term liabilities	2,684	413
Total derivative liabilities		$2,732	$413

As of September 30, 2019, we have not posted any collateral related to our derivative instruments. If we had breached any of the default provisions at September 30, 2019, we could have been required to settle our obligations under the agreements at their termination value of $2.7 million.
The tables below present the amount of gains and losses related to the derivative instruments and their location in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, in thousands:

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI			Gain Recognized in Income
Three months ended September 30,	2019	2018	Location of Gain (Loss) Recognized in Income	2019	2018
Swap agreements, net of tax	$(71)	$44	Interest expense and other	$132	$170
Foreign currency forward contracts, net of tax	(72)	—	Cost of revenue and operating expenses	3	—

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI			Gain Recognized in Income
Nine months ended September 30,	2019	2018	Location of Gain (Loss) Recognized in Income	2019	2018
Swap agreements, net of tax	$(1,737)	$410	Interest expense and other	$565	$413
Foreign currency forward contracts, net of tax	17	—	Cost of revenue and operating expenses	13	—

As of September 30, 2019, we estimate that $0.9 million of the net loss related to derivatives designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

Gains and losses on our cash flow hedges are net of income tax expense of $0.4 million and $0.7 million during the three and nine months ended September 30, 2019, respectively. The income tax effect of the gains and losses on our cash flow hedges during the three and nine months ended September 30, 2018 was immaterial. Cash flows from these derivative instruments are included within the operating activities in the Condensed Consolidated Statements of Cash Flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category as the item being hedged.
16. Subsequent Events
Buildium
On November 6, 2019, we entered into an Agreement and Plan of Merger and Stock Purchase Agreement (the “Merger Agreement”), by and among RealPage, Buildium LLC (“Buildium”), and certain other parties named therein. Buildium is a SaaS real estate property management solution provider that targets the smaller multifamily, single-family, Associations (HOA and Condo) and commercial real estate market segments. Pursuant to the Merger Agreement, the purchase price to be paid is approximately $580.0 million in cash, subject to a working capital adjustment, certain transaction expenses and a holdback of a portion of the purchase price to serve as security for indemnification obligations and post-closing purchase price adjustments, among other adjustments.
The Merger Agreement also contains customary mutual pre-closing covenants, including the obligation of Buildium to conduct its business in the ordinary course. The Merger Agreement also contains customary closing conditions for transactions of this nature, including a condition requiring the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the merger to have expired or to have been terminated.
Stock Repurchase Program
In November 2019, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share purchase program is effective through November 7, 2020. Shares repurchased under the plan will be retired.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any anticipated results, performance, or achievements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully review the risks described herein and in the other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for fiscal year 2018 previously filed with the SEC on February 27, 2019 (as amended on November 5, 2019) and our Quarterly Report on Form 10-Q for the second quarter of 2019 filed on August 9, 2019 (as amended on November 5, 2019). You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, homeowner association and vacation rental markets. Since July 2002, we have completed over 45 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of September 30, 2019, we had approximately 6,700 employees.
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
Recent Developments
Credit Facility
In September 2019, we entered into the Amended Credit Facility to amend and restate the 2014 Credit Facility. The Amended Credit Facility provides for $600.0 million in aggregate commitments for secured revolving loans and up to $600.0 million in term loans. The Amended Credit Facility extends the maturity date of the 2014 Credit Facility from February 27, 2022 to September 5, 2024, reduces our borrowing costs, provides additional borrowing capacity, and increases covenant flexibility.
Refer to Note 8 of the accompanying Condensed Consolidated Financial Statements for applicable definitions, further discussion of this amendment, and other terms and conditions of the Amended Credit Facility.
Acquisition Activity
On November 6, 2019, we entered into a Merger Agreement, by and among RealPage, Buildium, and certain other parties named therein. Buildium is a SaaS real estate property management solution provider that targets the smaller multifamily, single-family, Associations (HOA and Condo) and commercial real estate market segments. Following the acquisition, we intend to expand the Buildium platform, incorporating “click-on” capabilities that improve the renter leasing and living experience, improve the recovery of utility fees, enhance payment processing capabilities and expand insurance offerings.
Pursuant to the Merger Agreement, the purchase price to be paid is approximately $580.0 million in cash, subject to a working capital adjustment, certain transaction expenses, and a holdback of a portion of the purchase price to serve as security for indemnification obligations and post-closing purchase price adjustments, among other adjustments. The Merger Agreement also contains customary mutual pre-closing covenants, including the obligation of Buildium to conduct its business in the ordinary course. The Merger Agreement also contains customary closing conditions for transactions of this nature, including a condition requiring the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the merger to have expired or to have been terminated. We expect to finance this transaction using cash on hand and amounts available under our Amended Credit Facility.
In July 2019, we acquired substantially all of the assets of Simple Bills. Aggregate purchase consideration was $18.1 million, including deferred cash obligations of up to $3.4 million that will be released over a two-year period following the closing date, subject to indemnification claims, and contingent equity grants of up to $10.0 million based on the achievement of certain financial objectives and continued employment of certain Simple Bills employees.
In July 2019, we acquired substantially all of the assets of CRE, and certain of its subsidiaries, including 100% of the shares outstanding in its subsidiaries in the UK, Canada and Colombia (collectively “Hipercept”). Aggregate purchase consideration was $28.2 million, including deferred cash obligations of up to $4.0 million, subject to any indemnification claims, to be released on the first and second anniversary dates of the closing date, and contingent consideration of up to $28.0 million based on the achievement of certain financial objectives during the six months ended June 30, 2022.
In April 2019, we acquired substantially all of the assets of LeaseTerm Solutions. Aggregate purchase consideration was $26.5 million, including deferred cash obligations of up to $2.7 million that will be released on the first and second anniversary dates of the closing date, subject to any indemnification claims.
Refer to Note 3 of the accompanying Condensed Consolidated Financial Statements for applicable definitions and further discussion of these acquisitions.
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our Condensed Consolidated Financial Statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except dollar per unit data and percentages)
Revenue:
Total revenue	$255,202	$224,953	$733,369	$642,506
On demand revenue	$245,637	$215,413	$707,341	$615,658
On demand revenue as a percentage of total revenue	96.3%	95.8%	96.5%	95.8%

Non-GAAP total revenue	$255,240	$225,371	$733,788	$643,340
Non-GAAP on demand revenue	$245,675	$215,831	$707,760	$616,492
Adjusted EBITDA	$72,113	$59,094	$205,520	$170,380

Ending on demand units	16,779	16,073
Average on demand units	16,642	15,802
On demand annual client value	$990,800	$886,747
Annualized on demand revenue per ending on demand unit	$59.05	$55.17
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
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total revenue	$255,202	$224,953	$733,369	$642,506
Acquisition-related deferred revenue	38	418	419	834
Non-GAAP total revenue	$255,240	$225,371	$733,788	$643,340
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
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
On demand revenue	$245,637	$215,413	$707,341	$615,658
Acquisition-related deferred revenue	38	418	419	834
Non-GAAP on demand revenue	$245,675	$215,831	$707,760	$616,492

Adjusted EBITDA: We define Adjusted EBITDA as net income, plus (1) acquisition-related deferred revenue, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of product technologies and intangible assets, (4) change in fair value of equity investment, (5) acquisition-related expense, (6) organizational realignment, (7) regulatory and legal matters, (8) stock-based expense, (9) interest expense, net, and (10) income tax expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing our financial and operational performance, comparing this performance to our peers and competitors, and understanding our ability to generate income from ongoing business operations.
The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$11,704	$9,073	$38,039	$28,453
Acquisition-related deferred revenue	38	418	419	834
Depreciation, asset impairment, and loss on disposal of assets	8,498	9,286	25,955	24,766
Amortization of product technologies and intangible assets	20,759	18,684	60,411	52,691
Change in fair value of equity investment	—	—	(2,600)	—
Acquisition-related expense	755	519	1,160	2,694
Organizational realignment	684	—	684	—
Regulatory and legal matters	215	78	567	78
Stock-based expense	16,498	13,479	47,276	37,492
Interest expense, net	8,791	6,874	25,613	23,179
Income tax expense	4,171	683	7,996	193
Adjusted EBITDA	$72,113	$59,094	$205,520	$170,380
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

Non-GAAP Financial Measures
We report our financial results in accordance with GAAP; however, we believe that, in order to properly understand our short-term and long-term financial, operational, and strategic trends, it may be helpful for investors to exclude certain non-cash or non-recurring items when used as a supplement to financial performance measures in accordance with GAAP. These items result from facts and circumstances that vary in both frequency and impact on continuing operations. We also use results of operations excluding such items to evaluate our operating performance compared against prior periods, make operating decisions, determine executive compensation, and serve as a basis for long-term strategic planning. These non-GAAP financial measures provide us with additional means to understand and evaluate the operating results and trends in our ongoing business by eliminating certain non-cash expenses and other items that we believe might otherwise make comparisons of our ongoing business with prior periods more difficult, obscure trends in ongoing operations, reduce our ability to make useful forecasts, or obscure the ability to evaluate the effectiveness of certain business strategies and management incentive structures. In addition, we also believe that investors and financial analysts find this information helpful in analyzing our financial and operational performance and comparing this performance to our peers and competitors. These non-GAAP financial measures are used in conjunction with traditional GAAP financial measures as part of our overall assessment of our performance.
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
Acquisition-related expense: These items consist of direct costs incurred in our business acquisition transactions and expenses related to integration activities, and the impact of changes in the fair value of acquisition-related contingent consideration obligations. Examples of these direct costs include transaction fees, due diligence costs, acquisition retention bonuses and severance, and third-party consultants to assist with integration. We believe exclusion of these items facilitates a more accurate comparison of the results of our ongoing operations across periods and eliminates volatility related to changes in the fair value of acquisition-related contingent consideration obligations.
Organizational realignment: These items consist of direct costs associated with the alignment of our business strategies. In connection with these actions, we recognize costs related to termination benefits, exit costs associated with closure of facilities, certain asset impairments, cancellation of certain contracts, and other professional and consulting fees associated with these initiatives. We believe exclusion of these items facilitates a more accurate comparison of our ongoing results of operations between periods.
Regulatory and legal matters: These items are comprised of certain regulatory and similar costs and certain legal settlement costs, such as costs related to the company’s Hart-Scott-Rodino Antitrust Improvements Act review process incurred in connection with our acquisitions or the settlement of certain legal matters. These items are excluded as they are irregular in timing and scope, and may not be indicative of our past and future performance. We believe exclusion of these items facilitates a more accurate comparison of the company’s results of operations between periods.
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
Interest Expense and Other, Net
Interest expense and other, net, consists primarily of interest income, interest expense, and gains or losses and impairments on investments. Interest income represents earnings from our cash and cash equivalents. Interest expense is associated with amounts borrowed under the Amended Credit Facility, Convertible Notes, finance lease obligations, and certain acquisition-related liabilities, and includes expense from the amortization of related discounts and debt issuance costs. We participate in interest rate swap agreements, the purpose of which is to eliminate variability in interest rate payments on a portion of the Term Loans. For that portion, the swap agreements replace the Term Loan’s variable rate with a fixed rate.
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
Please refer to our Annual Report on Form 10-K for a discussion of such policies.
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
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2019	2019	2018	2018
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$245,637	96.3%	$215,413	95.8%
Professional and other	9,565	3.7	9,540	4.2
Total revenue	255,202	100.0	224,953	100.0
Cost of revenue(1)	98,783	38.7	85,540	38.0
Amortization of product technologies	10,315	4.0	8,946	4.0
Gross profit	146,104	57.3	130,467	58.0
Operating expenses:
Product development(1)	27,866	10.9	28,942	12.9
Sales and marketing(1)	51,906	20.3	43,179	19.2
General and administrative(1)	31,249	12.2	30,036	13.4
Amortization of intangible assets	10,444	4.1	9,738	4.3
Total operating expenses	121,465	47.6	111,895	49.8
Operating income	24,639	9.7	18,572	8.2
Interest expense and other, net	(8,764)	(3.4)	(8,816)	(3.9)
Income before income taxes	15,875	6.2	9,756	4.3
Income tax expense	4,171	1.6	683	0.3
Net income	$11,704	4.6%	$9,073	4.0%

Net income per share attributable to common stockholders:
Basic	$0.13		$0.10
Diluted	$0.12		$0.09
Weighted average common shares outstanding:
Basic	92,239		91,222
Diluted	97,114		96,590

(1) Includes stock-based expense as follows:
Cost of revenue	$1,425		$1,146
Product development	1,948		2,520
Sales and marketing	6,358		4,242
General and administrative	6,767		5,571

	Nine Months Ended September 30,
	2019	2019	2018	2018
	(in thousands, except per share and ratio amounts)
Revenue:
On demand	$707,341	96.5%	$615,658	95.8%
Professional and other	26,028	3.5	26,848	4.2
Total revenue	733,369	100.0	642,506	100.0
Cost of revenue(1)	284,685	38.8	240,319	37.4
Amortization of product technologies	29,729	4.1	26,368	4.1
Gross profit	418,955	57.1	375,819	58.5
Operating expenses:
Product development(1)	85,914	11.7	88,753	13.8
Sales and marketing(1)	145,849	19.9	121,523	18.9
General and administrative(1)	87,702	12.0	85,570	13.3
Amortization of intangible assets	30,682	4.2	26,323	4.1
Total operating expenses	350,147	47.8	322,169	50.1
Operating income	68,808	9.3	53,650	8.4
Interest expense and other, net	(22,773)	(3.1)	(25,004)	(3.9)
Income before income taxes	46,035	6.2	28,646	4.5
Income tax expense	7,996	1.1	193	—
Net income	$38,039	5.1%	$28,453	4.5%

Net income per share attributable to common stockholders:
Basic	$0.41		$0.33
Diluted	$0.39		$0.31
Weighted average common shares outstanding:
Basic	91,884		85,874
Diluted	96,392		90,451

(1)Includes stock-based expense as follows:
Cost of revenue	$4,203		$3,149
Product development	6,444		7,328
Sales and marketing	18,091		12,253
General and administrative	18,538		14,762

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$245,637	$215,413	$30,224	14.0%
Professional and other	9,565	9,540	25	0.3
Total revenue	$255,202	$224,953	$30,249	13.4

Non-GAAP on demand revenue	$245,675	$215,831	$29,844	13.8

Ending on demand units	16,779	16,073	706	4.4
Average on demand units	16,642	15,802	840	5.3
On demand annual client value	$990,800	$886,747	$104,053	11.7
Annualized on demand revenue per ending on demand unit	$59.05	$55.17	$3.88	7.0%

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(in thousands, except per unit data and percentages)
Revenue:
On demand	$707,341	$615,658	$91,683	14.9%
Professional and other	26,028	26,848	(820)	(3.1)
Total revenue	$733,369	$642,506	$90,863	14.1

Non-GAAP on demand revenue	$707,760	$616,492	$91,268	14.8%
The change in total revenue for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, were due to the following:
On demand revenue: During the three and nine months ended September 30, 2019, on demand revenue increased $30.2 million and $91.7 million, or 14.0% and 14.9%, respectively, as compared to the same periods in 2018. These increases were attributable to growth across our platform, primarily in resident services. This includes acquired revenue from our 2018 and 2019 acquisitions and organic growth. Annualized on demand revenue per average on demand unit as of September 30, 2019 increased year-over-year by 7.0%, primarily due to organic growth of our solutions.
On demand revenue generated by our property management solutions increased year-over-year by $4.8 million and $13.9 million, or 10.1% and 10.0%, respectively, during the three and nine months ended September 30, 2019. These increases were primarily driven by the growth of our spend management solutions, adoption of our OneSite property management and Kigo Marketplace solutions, and growth of our accounting solutions.
On demand revenue from our resident services solutions continued to experience significant growth, increasing by $16.7 million and $52.2 million, or 17.8% and 20.4%, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Resident services increased primarily from continued strong growth of our payments solutions, as well as incremental revenue from our acquisition of LeaseTerm Solutions in the second quarter of 2019 and organic growth in our renter’s insurance solutions.
On demand revenue from our leasing and marketing solutions for the three and nine months ended September 30, 2019, increased by $3.9 million and $12.7 million, or 9.4% and 10.3%, respectively, as compared to the same periods in 2018. These increases were largely attributable to incremental revenue from our acquisitions of LeaseLabs in the third quarter of 2018 and Simple Bills in the third quarter of 2019.
On demand revenue derived from our asset optimization solutions grew $4.8 million, or 14.9%, during the three months ended September 30, 2019, and $12.9 million, or 13.4%, during the nine months ended September 30, 2019, as compared to the same periods in 2018. This growth was attributable to incremental revenue from our acquisitions of Rentlytics in the fourth quarter of 2018 and Hipercept during the third quarter of 2019. Additionally, we continue to experience organic growth across our asset optimization platform, evidencing continued market acceptance of data-driven solutions.
On demand unit metrics: As of September 30, 2019, one or more of our on demand solutions was utilized in the management of 16.8 million rental property units, representing a year-over-year net increase of 0.7 million units, or 4.4%. This increase was primarily due to organic unit growth. Acquired on demand units from our recent acquisitions accounted for approximately 1.7% of total ending on demand units. On demand units managed by our clients renewed at an average rate of 97.0% over a trailing twelve-month period ended September 30, 2019.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$93,351	$81,403	$11,948	14.7%	$268,787	$228,146	$40,641	17.8%
Stock-based expense	1,425	1,146	279	24.3	4,203	3,149	1,054	33.5
Depreciation	4,007	2,991	1,016	34.0	11,695	9,024	2,671	29.6
Total cost of revenue	$98,783	$85,540	$13,243	15.5%	$284,685	$240,319	$44,366	18.5%
During the three and nine months ended September 30, 2019, cost of revenue, excluding stock-based expense, and depreciation, increased $11.9 million and $40.6 million, respectively, as compared to the same periods in 2018. Direct costs increased $6.1 million and $21.2 million during the three and nine months ended September 30, 2019, respectively, driven by incremental costs from our recent acquisitions and higher transaction volume from our payment processing solutions. Personnel expense increased year-over-year during the three and nine month periods by $6.4 million and $18.8 million, respectively, primarily attributable to investments to support our ongoing organic growth and, to a lesser extent, new employees from our recent acquisitions.
Amortization of Product Technologies

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Amortization of product technologies	$10,315	$8,946	$1,369	15.3%	$29,729	$26,368	$3,361	12.7%
Amortization of product technologies increased $1.4 million and $3.4 million during the three and nine months ended September 30, 2019, as compared to the same periods in 2018. Higher amortization expense was driven by a combination of increased expense associated with capitalized software development costs and acquired product technologies in connection with our 2018 and 2019 acquisitions.
During the three and nine months ended September 30, 2019, our gross margin decreased year-over-year from 58.0% to 57.3%, and 58.5% to 57.1%, respectively. This margin compression was driven primarily by revenue growth from lower margin products, such as our payments solutions, the impact from our recent acquisitions, and investments to accelerate implementation of our solutions.

Operating Expenses
Product development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Product development	$24,378	$25,041	$(663)	(2.6)%	$74,647	$77,149	$(2,502)	(3.2)%
Stock-based expense	1,948	2,520	(572)	(22.7)	6,444	7,328	(884)	(12.1)
Depreciation	1,540	1,381	159	11.5	4,823	4,276	547	12.8
Total product development expense	$27,866	$28,942	$(1,076)	(3.7)%	$85,914	$88,753	$(2,839)	(3.2)%
Product development expense, excluding stock-based expense and depreciation, decreased $0.7 million and $2.5 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These decreases were primarily driven by our internal initiative to centralize our product development efforts, increase productivity, and direct a greater portion of work effort towards major new development projects. Personnel expense, net of capitalized software development costs, decreased $0.6 million and $1.9 million during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, due primarily to more efficient leveraging of our personnel in connection with this initiative.
Total product development expense as a percentage of total revenue for the three and nine months ended September 30, 2019 and 2018 decreased to 10.9% from 12.9% and to 11.7% from 13.8%, respectively, primarily due to organizational initiatives to centralize product development activities and focus our efforts towards major new development projects.
Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$43,975	$37,867	$6,108	16.1%	$123,113	$105,606	$17,507	16.6%
Stock-based expense	6,358	4,242	2,116	49.9	18,091	12,253	5,838	47.6
Depreciation	1,573	1,070	503	47.0	4,645	3,664	981	26.8
Total sales and marketing expense	$51,906	$43,179	$8,727	20.2%	$145,849	$121,523	$24,326	20.0%
Sales and marketing expense, excluding stock-based expense and depreciation, increased year-over-year by $6.1 million and $17.5 million during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Personnel expense increased year-over-year by $4.3 million and $11.7 million during the three and nine months ended September 30, 2019, respectively, compared to the respective periods in 2018, driven by our continued investments in our sales force and product marketing team. Marketing program and travel expenses increased year-over-year during the three and nine months ended September 30, 2019 by $2.0 million and $5.0 million, respectively, reflecting investments to accelerate client demand across our portfolio of solutions, as well as, additional costs for our annual RealWorld user conference during the third quarter of 2019.
Total sales and marketing expense as a percentage of total revenue increased from 19.2% to 20.3% during the three months ended, and from 18.9% to 19.9% for the nine months ended September 30, 2018 and 2019, respectively. These increases were primarily driven by personnel-related investments in our sales force.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
General and administrative	$23,095	$22,962	$133	0.6%	$64,632	$66,445	$(1,813)	(2.7)%
Stock-based expense	6,767	5,571	1,196	21.5	18,538	14,762	3,776	25.6
Depreciation	1,387	1,503	(116)	(7.7)	4,532	4,363	169	3.9
Total general and administrative expense	$31,249	$30,036	$1,213	4.0%	$87,702	$85,570	$2,132	2.5%
General and administrative expense for the three and nine months ended September 30, 2019, excluding stock-based expense and depreciation, increased $0.1 million and decreased $1.8 million, respectively, as compared to the same periods of 2018. These net changes resulted from a combination of factors. Losses on disposal of assets during the three and nine months ended September 30, 2019 decreased $0.4 million and $1.3 million, respectively, primarily related to the early retirement of assets and upgrades in our data center infrastructure during 2018. The nine month period was impacted by a decrease of $2.4 million in legal and professional fees, principally related to costs associated with our 2018 settlement with the Federal Trade Commission (“FTC”) recognized in the first quarter of 2018. These decreases for the nine months ended September 30, 2019 were offset in part by an increase in personnel expense of $1.6 million primarily due to incremental headcount from our recent acquisitions.
Total general and administrative expense as a percentage of total revenue decreased from 13.4% to 12.2% and from 13.3% to 12.0% for the three and nine months ended September 30, 2018, as compared to the same period in 2019, primarily driven by the impact of 2018 legal costs associated with the FTC settlement and our ability to leverage existing general and administrative resources to support our ongoing growth.
Amortization of intangible assets

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$10,444	$9,738	$706	7.2%	$30,682	$26,323	$4,359	16.6%
Amortization expense of intangible assets increased $0.7 million and $4.4 million during the three and nine months ended September 30, 2019, respectively, as compared to the same period in 2018. Higher amortization expense was primarily driven by the addition of finite-lived client relationship and trade name assets in connection with our recent acquisitions.

Interest Expense and Other, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Interest expense	$(9,297)	$(7,961)	$(1,336)	16.8%	$(27,362)	$(24,733)	$(2,629)	10.6%
Interest income	507	1,087	(580)	(53.4)	1,750	1,554	196	12.6
Impairment loss on investment	—	(2,000)	2,000	(100.0)	—	(2,000)	2,000	(100.0)
Change in fair value of equity investment	—	—	—	—	2,600	—	2,600	100.0
Other income	26	58	(32)	(55.2)	239	175	64	36.6
Total interest expense and other, net	$(8,764)	$(8,816)	$52	(0.6)%	$(22,773)	$(25,004)	$2,231	(8.9)%
Interest expense and other, net decreased by an immaterial amount and by $2.2 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Interest expense increased $1.3 million primarily due to $1.1 million of interest expense recognized on our finance lease liabilities following our adoption of ASC 842. This was more than offset by a decrease in impairment loss on investment of $2.0 million relating to our investment in WayBlazer, that was recognized during the third quarter of 2018.
The decrease in interest expense and other, net during the nine months ended September 30, 2019 is partially attributable to a fair value write up of $2.6 million of our investment in CompStak during the first quarter of 2019. Additionally, during the third quarter of 2018, we recognized an impairment charge of $2.0 million relating to our investment in WayBlazer, as discussed above. The net impact of these changes resulted in a year-to-date decrease to interest expense and other, net of $4.6 million. This decrease was partially offset by an increase in interest expense of $2.6 million, primarily due to interest expense of $3.2 million recognized on our finance lease liabilities that more than offset the interest expense associated with 2018 borrowings under our Revolving Facility.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from recurring operations and by calculating the tax effect of discrete items recognized during the quarter. Our effective income tax rate was 17.4% and 0.7% for the nine months ended September 30, 2019 and 2018, respectively. Our effective rate is lower than the statutory rate for the nine months ended September 30, 2019, primarily due to $4.6 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-09, offset, partially, by state taxes and certain non-deductible expenses.
Our effective rate is lower than the statutory rate for the nine months ended September 30, 2018, primarily because of $10.1 million of excess tax benefits from stock-based compensation recognized as discrete items during the year, as required by ASU 2016-09.
In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted making significant changes to the Internal Revenue Code that included a new minimum tax, the base erosion and anti-abuse tax (“BEAT”). In December 2018, the U.S. Treasury issued proposed regulations supplementing the TCJA that included guidance clarifying details for the application of the BEAT. During the second quarter of 2019, we completed a review of certain U.S. tax reform elements primarily related to BEAT and verified the existence of required information to confirm our eligibility for certain exceptions allowed under the BEAT provisions. As a result, we determined that we no longer had additional tax liability related to the BEAT. We are monitoring our payments to foreign affiliates and will continue to do so during the fourth quarter of the year to verify our continued exemption from the BEAT provisions for 2019.
Liquidity and Capital Resources
Our primary sources of liquidity as of September 30, 2019, consisted of $270.2 million of cash and cash equivalents, $600.0 million available under the Revolving Facility, $300.0 million available under the Delayed Draw Term Loan, amounts available under the Amended Credit Facility’s accordion feature, and $47.6 million of working capital (excluding $270.2 million of cash and cash equivalents, $302.0 million of convertible notes, and $123.1 million of deferred revenue).
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions, debt service, and share repurchases will continue to be our principal needs for liquidity over the near term. We made capital expenditures of $38.5 million during the nine months ended September 30, 2019.

We expect capital expenditures to be between 5% and 6% of total revenue during the year ending December 31, 2019 for anticipated expenditures related to our international growth, recent acquisitions, investments related to those acquisitions, and data content and analytics investments. We expect our capital expenditure rate to decrease to 5% of total revenue over the next few years. In addition, we have made several acquisitions in which a portion of the purchase consideration is payable at various times through 2023, with a majority of the deferred cash obligations payable during 2019 and 2020. We expect to fund these obligations from cash provided by operating activities or funds available under our Amended Credit Facility.
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
As of December 31, 2018, we had gross federal and state net operating loss (“NOL”) carryforwards of $237.6 million and $81.2 million, respectively. Our federal and state NOL carryforwards may be available to offset potential payments of future income tax liabilities. If unused, the gross federal NOLs will begin to expire in 2024, and the state NOLs will begin to expire in 2019. Total gross state NOLs expiring in the next five years is approximately $2.1 million.
The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$186,145	$134,962
Net cash used in investing activities	$(90,320)	$(269,561)
Net cash (used in) provided by financing activities	$(49,841)	$340,078
Net Cash Provided by Operating Activities
During the nine months ended September 30, 2019, net cash provided by operating activities consisted of net income of $38.0 million, net non-cash adjustments to net income of $159.1 million, and a net outflow of cash from changes in operating assets and liabilities of $10.9 million. Non-cash adjustments to net income primarily consisted of depreciation and amortization expense of $86.1 million, stock-based expense of $47.3 million, amortization of debt discount and issuance costs of $10.2 million, deferred tax expense of $8.0 million, and amortization of our right-of-use assets of $8.7 million. These items were partially offset by the change in fair value of our investment in CompStak.
Changes in working capital during the nine months ended September 30, 2019 included net cash outflows for other current and long-term liabilities of $8.0 million, primarily attributable to rental payments for our operating leases, and accounts receivable of $5.1 million, which is reflective of our revenue growth during the nine months ended September 30, 2019. Net cash outflows also included changes in prepaid expenses and other current assets of $4.7 million, primarily attributable to payments for prepaid software licenses and related maintenance. These items were partially offset by net cash inflows from changes in accounts payable of $7.8 million, primarily attributable to the timing of vendor invoice receipts and payments.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2019, we used $90.3 million for investing activities, which primarily included $50.1 million to acquire LeaseTerm Solutions, Hipercept, and Simple Bills; $38.5 million for capital expenditures; and $1.8 million for our additional investment in CompStak. Capital expenditures during the period primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Used in Financing Activities
During the nine months ended September 30, 2019, the net cash used in our financing activities consisted of payments of acquisition-related consideration of $26.3 million; net payments on our Term Loans of $5.0 million and payments for deferred financing costs of $3.3 million related to our Amended Credit Facility; payments of the principal portion of our finance leases of $2.9 million; and activity under our stock-based expense plans of $12.3 million, primarily attributable to shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock.

Contractual Obligations, Commitments, and Contingencies
The following table summarizes, as of September 30, 2019, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Convertible Notes (1)	$361,172	$5,175	$10,350	$345,647	$—
Term Loans (2)	339,204	17,170	46,646	275,388	—
Operating and finance lease obligations	178,054	18,858	36,102	33,073	90,021
Acquisition-related liabilities (3)	30,901	20,626	9,850	425	—
	$909,331	$61,829	$102,948	$654,533	$90,021

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

(3)
Represents obligations in connection with our acquisitions comprised of undiscounted amounts payable for our deferred cash and contingent consideration obligations. These amounts exclude deferred stock obligations, contingent consideration of up to $25.3 million with a fair value of $6.7 million, and potential reductions related to the sellers’ indemnification obligations.

Credit Facility
The Amended Credit Facility matures on September 5, 2024, and includes the following:
Revolving Facility
The Amended Credit Facility provides an aggregate principal amount of up to $600.0 million of revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans. Advances under the Revolving Facility may be voluntarily prepaid and re-borrowed. All outstanding principal and accrued but unpaid interest under the Revolving Facility is due at maturity.
Initial Term Loan
An initial Term Loan of $300.0 million was borrowed on the closing date for the Amended Credit Facility. The proceeds of the Term Loan were used to repay the term loan balances outstanding under the 2014 Credit Facility.
Delayed Draw Term Loan
Commitments for a Delayed Draw Term Loan of up to $300.0 million. The Delayed Draw Term Loan may be drawn, subject to the satisfaction of certain conditions, on or prior to September 5, 2020.
Principal payments on the Term Loan and Delayed Draw Term Loan (collectively, the “Term Loans”) are due in quarterly installments equal to an initial amount of 0.625% of the original Term Loan principal amount, which increases to 1.25% beginning on December 31, 2020, increases to 1.875% beginning on December 31, 2022, and increases to 2.50% beginning on December 31, 2023. Once repaid or prepaid, the Term Loans may not be re-borrowed. All outstanding principal and accrued but unpaid interest is due, and the commitments for the Revolving Facility terminate, on the maturity date. We may prepay the Term Loans in whole or in part at any time without premium or penalty.
Accordion Feature
The Amended Credit Facility also allows us, subject to certain conditions, to request additional term loan commitments and/or additional revolving commitments in an aggregate principal amount of up to the greater of $250.0 million or 100% of consolidated EBITDA (as defined within the agreement) for the most recent four fiscal quarters, plus an amount that would not cause our consolidated senior secured net leverage ratio to exceed 3.50 to 1.00.
All outstanding revolving loans and term loans under the Amended Credit Facility mature on September 5, 2024. If on or prior to August 16, 2022, we have failed to demonstrate to the Agent that we would be in compliance with each financial covenant after giving pro forma effect to the repayment in full of the Convertible Notes which mature on November 15, 2022, then the Amended Credit Facility will mature on August 16, 2022. In addition, if on any business day during the period beginning on August 16, 2022 until the Convertible Notes are paid in full, our available liquidity is less than an amount equal to 125% of the outstanding principal amount of the Convertible Notes, then amounts outstanding under the Amended Credit Facility are due immediately.
Refer to Note 8 of the accompanying Condensed Consolidated Financial Statements for further discussion of the Amended Credit Facility, including its terms and conditions.
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
As of September 30, 2019, we had received conversion notices from certain holders with respect to an immaterial amount in aggregate principal of Convertible Notes requesting conversion as a result of the sales price condition having been met during the second quarter of 2019. In accordance with the terms of the Convertible Notes, we made cash payments of the aggregate principal amount and delivered newly issued shares of our common stock for the remainder of the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. We received shares of our common stock under the Note Hedges that offset the issuance of shares of common stock upon conversion of the Convertible Notes
During the third quarter of 2019, the closing price of our common stock exceeded 130% of the conversion price of the Convertible Notes for more than 20 trading days during the last 30 consecutive trading days of the quarter, thereby satisfying one of the early conversion events. As a result, the Convertible Notes are convertible at any time during the fourth quarter of 2019. Accordingly, as of September 30, 2019, the carrying amount of the Convertible Notes of $302.0 million was classified as a current liability in the accompanying Condensed Consolidated Balance Sheets.
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
As discussed above, an insignificant number of Note Hedges were exercised during the three months ended September 30, 2019 upon the conversion of the Convertible Notes, thereby offsetting the issuance of our common stock for such conversion.
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

Interest Rate Risk
We had cash and cash equivalents of $270.2 million and $228.2 million at September 30, 2019 and December 31, 2018, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $300.0 million and $305.0 million outstanding under our Term Loans at September 30, 2019 and December 31, 2018, respectively. There were no amounts outstanding under our Revolving Facility at September 30, 2019 and December 31, 2018. At our option, amounts borrowed under the Amended Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.00% to 2.00%, or the Base Rate, plus a margin ranging from 0.00% to 1.00%. The base LIBOR rate is, at our discretion, equal to either one, two, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%.
On March 31, 2016, we entered into two interest rate swap agreements (collectively the “2016 Swap Agreements”). The 2016 Swap Agreements covered an aggregate notional amount of $75.0 million from March 2016 to September 2019 by replacing the obligation’s variable rate with a blended fixed rate of 0.89%. The 2016 Swap Agreements matured on September 30, 2019.
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
If the applicable variable interest rates changed by 50 basis points, our annual interest expense as of September 30, 2019 would change by approximately $0.6 million.
Foreign Currency Exchange Risk
We have foreign currency risks related to certain of our foreign subsidiaries, primarily in the Philippines and in India. The functional currency of these foreign subsidiaries is the U.S. dollar. The local currencies of these foreign subsidiaries are the Philippine peso and India rupee. Operating expenses in these foreign subsidiaries are primarily denominated in the respective local currency and are remeasured into our reporting currency at the average exchange rate in effect during the month. As of September 30, 2019, we entered into foreign currency exchange forward contracts with an aggregate notional amount of $13.2 million to protect a portion of our forecasted U.S. dollar-equivalent operating expenses from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. These contracts are designated as cash flow hedges for accounting purposes. For additional details, see Note 15 to the Condensed Consolidated Financial Statements.
These same subsidiaries remeasure monetary assets and liabilities denominated in the local currencies at period-end exchange rates, while non-monetary items are remeasured at historical rates. At this time, we have not entered into, but in the future may enter into, foreign currency exchange contracts to offset the foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. Adverse changes in exchange rates of 10% would have resulted in an adverse impact on income before income taxes of approximately $2.0 million at September 30, 2019. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the impact these changes would have had on our income before income taxes in the near term.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 because of certain individual control deficiencies related to our information technology general controls (“ITGCs”) that, when viewed in combination, aggregated to a material weakness in internal control over financial reporting. Specifically, we did not maintain effective controls over user access to certain IT systems and related changes to IT programs and data, and, as a result, the effective functioning of certain process-level automated and IT-dependent controls may have been affected. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Notwithstanding the material weakness in our internal control over financial reporting as of September 30, 2019, management has concluded that the consolidated financial statements included within this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
We have completed certain of such remediation activities as of the date of this report and believe that we have strengthened our ITGCs to address the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process by the end of the fourth quarter of 2019.
Changes in Internal Controls
Other than the remediation activities taken in connection with the material weakness described in this Item 4, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than as reflected in the following risk factor, there were no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K.

If we fail to remediate our material weakness or to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business, and investors’ views of us.
Ensuring that we have adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. During May 2018 and as disclosed in our Form 10-Q for the quarter ended March 31, 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. As a result, our management determined that the related control deficiencies constituted a material weakness. This material weakness was remediated during the quarter ended June 30, 2018.
As disclosed in Part II, Item 9A of our Form 10-K/A filed on November 5, 2019, subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 on February 27, 2019, the Public Company Accounting Oversight Board (“PCAOB”) conducted an inspection of Ernst & Young LLP’s (“EY”) audit of our consolidated financial statements for the year ended December 31, 2018. In connection with this inspection, EY performed additional testing related to certain controls pertaining to our information technology (“IT”) systems and subsequently requested a reevaluation by management of those controls. As a result of this reevaluation, management identified, and we concluded, that certain individual control deficiencies over our information technology general controls (“ITGCs”), when viewed in combination, aggregated to a material weakness as of December 31, 2018. Specifically, we did not maintain effective controls over user access to certain IT systems and related changes to IT programs and data. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. The material weakness did not result in any financial statement modifications and there have been no changes to our previously disclosed financial results. Upon identifying the individual control deficiencies, our management has been taking actions to remediate the deficiencies that in combination resulted in the material weakness and to improve the design and effectiveness of our ITGCs. We have completed certain of these remediation activities as of the date of this report and believe that we have strengthened our ITGCs to address the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of these remediation measures and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process by the end of the fourth quarter of 2019.
If we are unable to remediate the material weakness, or otherwise fail to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sales of Equity Securities
During the three months ended September 30, 2019, and in connection with our acquisitions of BluTrend and LeaseLabs, we issued an aggregate of 88,185 shares of our common stock. On August 12, 2019, we issued an aggregate of 8,173 shares of our common stock valued at $0.5 million in accordance with the BluTrend acquisition agreement. These shares are subject to a holdback for indemnification claims as well as continued employment of certain BluTrend employees, and will be released on the second anniversary date of the closing of the acquisition.
On September 6, 2019, we issued an aggregate of 80,012 shares of our common stock valued at $5.0 million in accordance with the LeaseLabs acquisition agreement.
The foregoing shares were issued to accredited investors in a private placement exempt under Regulation D under the Securities Act of 1933, as amended.
(c) Purchases of Equity Securities
There was no share repurchase activity during the three months ended September 30, 2019.
In October 2018, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share purchase program expired on October 25, 2019.
In November 2019, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program is effective through November 7, 2020. Shares repurchased under the plan are retired.
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
10.1
Amended and Restated Credit Agreement by and among the Registrant, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, dated September 5, 2019

					X
10.2
Amended and Restated Guaranty Agreement by and among the Registrant and certain domestic subsidiaries of the Registrant in favor of Wells Fargo Bank, National Association, as administrative agent, dated September 5, 2019

					X
10.3
Amended and Restated Collateral Agreement by and among the Registrant and certain of its subsidiaries in favor of Wells Fargo Bank, National Association, as administrative agent, dated September 5, 2019
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
Date: November 8, 2019

RealPage, Inc.

By:	/s/ Thomas C. Ernst, Jr.
Thomas C. Ernst, Jr.
Executive Vice President, Chief Financial Officer and Treasurer