Form 10-K
period 2019-12-31
RealPage, Inc.
filed 2020-03-02
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________
FORM 10-K
  ___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34846

___________________________________________
RealPage, Inc.
(Exact name of registrant as specified in its charter)
 ___________________________________________

Delaware	75-2788861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Lakeside Blvd.
Richardson	,	Texas	75082-4305
(Address of principal executive offices)			(Zip Code)
(972) 820-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	RP	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2019, the aggregate market value of its shares held by non-affiliates on that date was approximately $4,720,745,556. On February 14, 2020, 94,689,393 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The discussion of historical items and year-to-year comparisons between 2018 and 2017 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019 and amended on November 5, 2019, are incorporated by reference into Part II of this Annual Report on Form 10-K.

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
We sell our solutions through our direct sales organization. Our total revenues were approximately $988.1 million, $869.5 million, and $671.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. In the same periods, we had operating income of approximately $92.4 million, $66.1 million, and $30.0 million, respectively, and net income of approximately $58.2 million, $34.7 million, and $0.4 million, respectively.
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, associations (homeowner and condominium), commercial, hospitality, and vacation rental markets. In addition, since July 2002, we have completed over 45 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As part of our strategy, we plan to continue to pursue acquisitions of complementary businesses, products, and technologies.
Industry Overview
The real estate market is large, growing, and complex.
The real estate market is large and characterized by challenging and location-specific operating requirements, diverse industry participants, significant mobility among renters, and a variety of property types, including single family, a wide range of multifamily property types, including conventional, affordable, privatized military, student, and senior housing, associations, and vacation rental markets. We estimate that the total addressable market for our current portfolio of data analytics and on demand software solutions is approximately $18.9 billion across approximately 64.6 million units.
According to the U.S. Census Bureau American Housing Survey for the United States, there were 44.6 million rental real estate units in the United States in 2017. Based on U.S. Census Bureau data and our own estimates, we believe that the overall size of the U.S. rental real estate market, including rent, utilities, and insurance, exceeds $580.0 billion annually. We estimate that the total addressable market for our current data analytics and on demand software solutions is approximately $16.1 billion per year. This estimate assumes that each of the 44.6 million rental units in the United States has the potential to generate annually a range of approximately $310 in revenue per unit for single family units to approximately $500 in revenue per unit for conventional multifamily units. In addition, we estimate that the student and senior markets have the potential to generate annually approximately $510 in revenue per unit, and affordable housing markets will generate annually approximately $300 in revenue per unit. We base this potential revenue assumption on our review of the purchasing patterns of our existing clients with respect to our data analytics and on demand software solutions, the solutions currently utilized by our existing clients, the number of units our clients manage with these solutions, and our current pricing for data analytics and on demand software solutions.
The associations market, including the homeowner’s associations (“HOA”) and condominium markets, is estimated to contain over 18.0 million units and we estimate that the total addressable market for our solutions is approximately $1.8 billion per year. This estimate assumes that each of the 18.0 million units managed has the potential to generate annual revenue per unit of $100. We estimate the potential revenue assumptions based on our review of market industry research and realistic solution penetration rates, as well as related trends affecting the associations market.
The global vacation rental market is large and generally segmented by the type of property and seasonality. Based on our industry research, we estimate the total global vacation rental market to be approximately $130.0 billion annually. Professional vacation managers, representing roughly 2.0 million units, are responsible for approximately half of the total vacation rental transactions in the market and the other half of the total transactions relate to properties that are individually managed by the property owners. We estimate that the total addressable market for our vacation rental solutions is approximately $1.0 billion per year. This estimate assumes that each of the 2.0 million units managed has the potential to generate annual revenue per unit of $500. We estimate the potential revenue assumptions based on our review of market industry research and realistic solution penetration rates, as well as related trends affecting the vacation rental market, including the analysis of vacancy rates and the average number of nights booked.
We believe there is increasing demand for solutions that bring efficiency and precision to the rental real estate industry, which has historically lacked the tools available to many other investment classes. We leverage our massive pool of lease transaction data to provide our clients with analytical tools and actionable intelligence to inform the prudent allocation of capital. We believe that the use of precision data analytics and price optimization solutions represent a significant opportunity to increase yield from the approximately $3.7 trillion of apartment stock in the U.S., turning over at a rate of approximately $180.0 billion per year.
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
The ubiquitous nature of the Internet, widespread broadband adoption, and improved network reliability and security have enabled the deployment and delivery of business-critical applications online. The on demand delivery model is substantially more economical than traditional on premise software solutions that generally have higher deployment and support costs and require the client to purchase and maintain the associated servers, storage, networks, security, and disaster recovery solutions.
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
Large and growing apartment real estate ecosystem:  At December 31, 2019, our client base of over 29,800 clients used one or more of our integrated data analytics or on demand software solutions to help manage the operations of approximately 18.5 million rental real estate units. Our solutions automate and streamline many of the recurring transactions and interactions among this large and expanding apartment real estate ecosystem, including prospect inquiries, applications, monthly rent payments, and service requests. As the number of constituents of the apartment real estate ecosystem increases, the volume of lease transaction date in our repository and its value to the constituents of the ecosystem grows.
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
Experienced management team with strong integrating and operating track record:  We have a highly seasoned and effective management team with extensive expertise in the rental real estate industry. By leveraging this expertise and knowledge, we have developed, and continue to improve, data analytics and on demand software solutions which help our clients simplify the challenges of owning and managing rental properties, increase operational yields, and make better capital placement and harvesting decisions. Our management team has a proven ability to acquire and integrate complementary businesses and technologies, as demonstrated by the over 45 acquisitions we have completed since July 2002. We continue to attract and retain experienced management talent to support our growth.
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
Add new features and functionality to our real estate industry platform:  We believe that we offer the most comprehensive platform of data analytics and on demand software solutions for the rental real estate industry. Our platform enables our clients to control many aspects of the residential rental property management process. We are able to add new capabilities that further enhance our platform, and we intend to continue developing and introducing new solutions to sell to both new and existing clients. These solutions may include localized solutions to support our clients as they grow their international operations. We also intend to develop new relationships with third-party application providers that can use our open architecture to offer additional product and service capabilities to their clients through our platform.
Pursue acquisitions of complementary businesses, products, and technologies:  Since July 2002, we have completed over 45 acquisitions that have enabled us to expand our platform, enter into new rental property markets, and expand our client base. We intend to continue to pursue acquisitions of complementary businesses, products, and technologies. We continue to selectively evaluate our capital allocation strategy to focus on the most efficient sources of capital available to us for the acquisition of businesses and technologies that may help us accomplish these and other strategic objectives.
Solutions and Services
Our platform is designed to serve as a single system of record for all of the constituents of the rental real estate ecosystem; to support the entire renter life cycle, from prospect to applicant to residency or guest to post-residency or post-stay; and to optimize operational yields and returns on investment. Common authentication, workflow, and user experience across solution categories enables each of these constituents to access different applications as appropriate for their roles.
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

We offer different versions of our platform for different types of properties in different real estate markets. For example, our platform supports the specific and distinct requirements of:

•	conventional single family properties;

•	conventional multifamily properties;

•	affordable Housing and Urban Development (“HUD”) properties;

•	affordable tax credit properties;

•	rural housing properties;

•	privatized military housing;

•	commercial properties;

•	student housing;

•	senior living;

•	homeowner association properties;

•	short term rentals;

•	vacation rentals; and

•	institutional.
Property Management
Our property management solutions are referred to as ERP systems. These solutions manage core property management business processes, including leasing, accounting, budgeting, purchasing, facilities management, document management, and support and advisory services. The solutions include a central database of prospect, applicant, renter, and property information that is accessible in real time by our other solutions. Our property management solutions also interface with most popular general ledger accounting systems through our RealPage Exchange platform. This makes it possible for clients to deploy our solutions using our accounting system or a third-party accounting system. Our property management solution category consists of these primary solutions: OneSite, Propertyware, Buildium, RealPage Financial Services, Kigo, Spend Management Solutions, SmartSource IT, and EasyLMS.
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
Buildium
Buildium is our on demand property management solution for the small and medium-size (“SMB”) market segment, which includes small multifamily, single-family, associations (HOA and condo) and commercial real estate market segments. Buildium provides easy-to-use customer support and rapid self-provisioning. We acquired Buildium in 2019 to expand this platform, incorporating “click-on” capabilities that (i) improve the renter leasing and living experience, (ii) improve the recovery of utility fees, (iii) enhance payment processing capabilities, (iv) enhance risk management through resident screening capabilities, and (v) expand insurance offerings.
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
Leasing and Marketing
Leasing and marketing solutions aim to optimize marketing spend and the leasing process. These solutions manage core leasing and marketing processes, including websites and syndication, paid lead generation, organic lead generation, lead management, automated lead closure, lead analytics, real-time unit availability, automated online apartment leasing, applicant screening, and creative content design. Our leasing and marketing solutions category consists of the following primary solutions: Online Leasing, Contact Center, Websites & Syndication, Intelligent Lease Management, LeaseLabs, AI Resident Screening and MyNewPlace.
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
AI Resident Screening
Screening is part of our risk mitigation platform to reduce rental payment delinquency. RealPage AI Screening, the first AI-based screening algorithm built specifically for the multifamily industry, enables property management companies to identify high-risk renters with greater accuracy and speed that exceeds the performance of traditional scoring models in the industry. The AI Screening algorithm combines data-derived renter insights, machine learning techniques, RealPage’s massive, proprietary database of renter outcomes and consumer financial data to more precisely predict a renter’s financial performance over the course of a lease. The model delivers proven reduction of bad debt and financial loss to owners and operators without negative impact to occupancy or revenue.
MyNewPlace
MyNewPlace is a paid lead generation site that helps renters find rental housing options utilizing functionality that includes enhanced photography, 3D floor plans, SEO-enhanced descriptions, and neighborhood information. Our acquisition of Lease Rent Options in 2017 included the Rent Jungle product, which added additional functionality to our lead generation and leasing solutions.
Resident Services
Our resident services solutions provide a platform to optimize the transactional and social experience of prospects and renters, and enhance a property’s reputation. These solutions facilitate core renter management business processes including utility billing, renter payment processing, service requests, lease renewal, renter’s insurance, and consulting and advisory services. Our resident services solution category primarily consists of the following solutions: Resident Utility Management, SimpleBills, Resident Payments, ActiveBuilding, Contact Center Maintenance, and Renter’s Insurance.
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

SimpleBills
SimpleBills is our on demand utility management solution dedicated to the student housing market. We acquired SimpleBills in 2019 to expand our Resident Utility Management family of products. SimpleBills’ solution bills and collects from residents directly, allowing students to split water, electric, gas, cable bills and other shared utilities among roommates, as well as manage their utilities easily without paying deposits, utility provider setup fees, or contacting providers. Because of SimpleBills’ direct relationship with students, (i) properties can experience significant time savings, as site staff can avoid tedious billing tasks, and (ii) RealPage can deploy it independently of any student solutions companies already use, saving the time and expense of integration. Companies can then fully outsource their utility needs to RealPage.
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
ActiveBuilding
ActiveBuilding is our on demand resident portal solution for facilitating renter transactions, social engagement, and community management. The solution features an industry-specific eCommerce platform that allows residents to pay for amenities, spaces and events directly, enabling multifamily property managers to generate revenue from their existing assets and through third-party service providers. Transactions are facilitated by a mobile app, custom-branded to the property, that enables residents to make purchases and manage apartment-related needs easily and conveniently. The solution provides additional benefits to property management companies including an increased likelihood of resident lease renewal and freeing of staff time as a result of residents performing more apartment-related tasks on their own.
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
Renter’s Insurance
Renter’s Insurance is part of our risk mitigation platform to reduce liability and property damage risk. The platform offers liability and content protection renter’s insurance under the consumer-facing brand name “eRenterPlan.” Liability policies protect property owners and managers against financial loss due to renter-caused damage, while content protection provides additional coverage for a renter’s personal belongings in the event of loss. We also offer insurance and security deposit alternative products that satisfy lease obligations through DepositIQ, obtained in the On-Site Manager acquisition in 2017, and LeaseTerm Solutions which we acquired in 2019.
Asset Optimization
Our asset optimization solutions aim to optimize property financial and operational performance and provide comprehensive analytics-based decision support for optimum investment performance throughout the phases of real estate investment (e.g., acquisition, operation, renovation, and disposition). These solutions facilitate core asset management, business intelligence, performance benchmarking and investment analysis including real-time yield management, revenue growth forecasting, key variable sensitivity forecasting, internal operating metric benchmarking and external market benchmarking. Our asset optimization solution category consists of these primary solutions: YieldStar Revenue Management, Business Intelligence, and Asset and Investment Management.
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
Asset and Investment Management
Asset and Investment Management (“AIM”) is an integrated analytics and visualization platform providing stakeholders in the private and public capital markets with increased transparency into their investment portfolios. AIM is the integrated platform stemming from the acquisitions of AssetEye in 2016, Hipercept and Investor Management Services (“IMS”) in 2019, as well as internal RealPage development efforts. The platform is comprised of five key capabilities, including Investment Management, Asset Management, Asset Modeling, Business Intelligence, and Investor Reporting. These five capabilities are anchored by a common global data warehouse that leverages a unified data structure to align stakeholders in the investment ecosystem to collect, share, analyze, and report on performance of the investment, portfolio, and asset.
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
On Demand Delivery Infrastructure
Our IT infrastructure operates four redundant 40 GBPS dedicated fiber links connecting data centers containing hundreds of servers and multiple storage area networks. This architecture makes it possible to expand the data center incrementally with little or no disruption as more users or additional applications are added. With approximately 8,500 virtual servers, 800 physical servers and 14.5 petabytes of data storage, we leverage this infrastructure and massive repository of lease transaction data to power our platform of solutions.
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
As of December 31, 2019, we employed approximately 250 employees who were responsible for maintaining data security, integrity, availability, performance and business continuity in our cloud computing facilities. We annually obtain a Service Organization Controls audit performed under Statements on Standards for Attestation Engagements No. 18 on a specified set of internal controls. Certain clients conduct separate business continuity audits of their own.
In addition to our production data centers, we manage a separate development and quality assurance testing facility used to control the pre-production testing required before each new release of our on demand software. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution.
RealPage Support
Our clients can access our support professionals by phone, web, chat or email for assistance in resolving issues and general questions about our solutions. We offer two product support options: Standard and Platinum Support. Standard Support includes product support during business hours Monday through Friday. Platinum Support includes the features of Standard Support, with customized engagement that includes a designated senior product support liaison. We also sponsor the RealPage User Group to facilitate communications between us and our community of users. The RealPage User Group is governed by a steering committee of our clients, which consists of two positions and subcommittee chairs, each representing a RealPage product center or group of product centers.
Product Development
We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product and quality assurance testing, improving core technology, and strengthening our technological expertise in the rental real estate industry. We typically deploy new releases of the software underlying our on demand software solutions on a monthly or quarterly schedule depending on the solution. As of December 31, 2019, our product development group consisted of approximately 650 employees in the United States and 790 employees located primarily in Hyderabad, India; Manila, Philippines; and Cebu City, Philippines. Product development expense totaled $112.2 million, $118.5 million and $89.5 million during the years ended December 31, 2019, 2018, and 2017, respectively.
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
Clients
We are committed to developing long-term client relationships and working closely with our clients to configure our solutions to meet the evolving needs of the rental real estate industry. Our clients include REITs, leading property management companies, fee managers, regionally based owner operators, vacation property owners, and service providers. As of December 31, 2019, we had over 29,800 clients who used one or more of our on demand software solutions to help manage the operations of approximately 18.5 million rental real estate units. Our clients include each of the ten largest multifamily property management companies in the United States, ranked as of January 1, 2019 by the NMHC, based on number of units managed. For the years ended December 31, 2019, 2018 and 2017, no one client accounted for more than 10% of our revenue. Revenues for our largest client were 6.1%, 5.9%, and 6.2% of total revenues for the years ended December 31, 2019, 2018, and 2017, respectively.
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
Employees
As of December 31, 2019, we had approximately 7,000 employees. We believe that our success is attributable in large part to our employees and an experienced management team, many members of which have years of industry experience in building, implementing, marketing, and selling property management solutions critical to business operations. Our future performance depends upon the continued service of our key sales, marketing, technical, and senior management personnel and our continuing ability to attract and retain highly qualified personnel. We believe we have a corporate culture that attracts highly qualified and motivated employees. We consider our current relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement.
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

•
changes in the legal, regulatory or compliance environment related to the rental housing industry or the markets in which we operate, including without limitation changes related to fair credit reporting, payment processing, data protection and privacy, utility billing, insurance, the Internet and e-commerce, licensing, telemarketing, electronic communications, consumer protection, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology Economic and Clinical Health Act (“HITECH”), and state and local laws related to rent control or regulation;

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
The growth in the size, dispersed geographic locations, complexity and diversity of our business and the expansion of our product lines and client base has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We had approximately 7,000 employees and over 29,800 on demand clients as of December 31, 2019. We expect to continue to experience growth, including through acquisitions. Our ability to effectively manage our anticipated future growth will depend on, among other things, the following:

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
We have acquired new technology and domain expertise through multiple acquisitions, including our most recent acquisitions of Modern Message, Buildium, IMS, Simple Bills, Hipercept, LeaseTerm Solutions, Rentlytics, LeaseLabs, BluTrend, and ClickPay. We expect to continue making acquisitions in the future. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue involve numerous risks, including the following:

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
Our current acquisition strategy includes the acquisition of complementary businesses, products, and solutions. In order to integrate and fully realize the benefits of such acquisitions, we expect to build application interfaces that enable such clients to use a wide range of our solutions while they continue to use their legacy management systems. In addition, over time we expect to migrate certain of our acquired companies’ clients to our on demand property management solutions to retain them as clients and to be in a position to offer them our solutions on a cost-effective basis. These efforts may be unsuccessful or entail costs that result in losses or reduced profitability.
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
The sales and activation cycles for our solutions, from initial contact with a prospective client to contract execution and activation, vary widely by client and solution. We do not recognize revenue until the solution is activated. While most of our activations follow a set of standard procedures, a client’s priorities or other factors may delay activation and our ability to recognize revenue, which could result in fluctuations in our quarterly operating results. Additionally, certain of our products are offered in suites containing multiple solutions, resulting in additional fluctuation in activations depending on each client’s priorities and our own processes related to solutions included in the suite.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure or acquire businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant ownership dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. On May 29, 2018, we consummated an underwritten public offering of 8.05 million shares of our common stock, with total gross proceeds of $458.9 million. In the third quarter of 2019, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Facility”), and we had also entered into an amendment to our prior credit facility in the first quarter of 2018, each of which increased our borrowing capacity. Future debt financing could increase our interest expense and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges or opportunities could be significantly limited.

Our Amended Credit Facility contains restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
All of our obligations under the Amended Credit Facility are secured by substantially all of our assets. All of our existing and future domestic subsidiaries are required to guarantee our obligations under the Amended Credit Facility, other than certain immaterial subsidiaries, foreign subsidiary holding companies and our payment processing subsidiaries. Such guarantees by existing and future domestic subsidiaries are and will be secured by substantially all of the assets of such subsidiaries.
Our Amended Credit Facility contains customary covenants, subject in each case to customary exceptions and qualifications, which limit our and certain of our subsidiaries’ ability to, among other things:

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
Our Amended Credit Facility also contains, subject in each case to customary exceptions and qualifications, customary affirmative covenants. We are also required to comply with a maximum Consolidated Net Leverage Ratio, a maximum Consolidated Senior Secured Net Leverage Ratio, and a minimum Consolidated Interest Coverage Ratio. See additional discussion of these requirements in Note 9 to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. As of December 31, 2019, we were in compliance with all of the covenants under our Amended Credit Facility.
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
Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business. Even if the Amended Credit Facility was terminated, additional debt we could incur in the future may subject us to similar or additional covenants.
A significant decline in our cash flow could impair our ability to make payments under our debt obligations.
If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our Amended Credit Facility. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under our Amended Credit Facility or Convertible Notes Indenture, or if we fail to comply with the requirements of our indebtedness, we could default under our Amended Credit Facility or Convertible Notes Indenture. Any default that is not cured or waived could result in the termination of the revolving commitments, the acceleration of the obligations under the Amended Credit Facility or Convertible Notes Indenture, an increase in the applicable interest rate under the Amended Credit Facility and a requirement that our subsidiaries that have guaranteed the Amended Credit Facility pay the obligations in full, and would permit our lenders to exercise remedies with respect to all of the collateral that is securing the Amended Credit Facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default could have a material adverse effect on our liquidity and financial condition.
If we fail to remediate our material weakness or to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
Ensuring that we have adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. During May 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. As a result, our management determined that the related control deficiencies constituted a material weakness. This material weakness was remediated during the quarter ended June 30, 2018.
During 2019 and subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the Public Company Accounting Oversight Board (“PCAOB”) conducted an inspection of Ernst & Young LLP’s (“EY”) audit of our consolidated financial statements for the year ended December 31, 2018. In connection with this inspection, EY performed additional testing related to certain controls pertaining to our information technology (“IT”) systems and subsequently requested a reevaluation by management of those controls. As a result of this reevaluation, management identified, and we concluded, that certain individual control deficiencies over our information technology general controls (“ITGCs”), when viewed in combination, aggregated to a material weakness as of December 31, 2018. The material weakness did not result in any financial statement modifications and there have been no changes to our previously disclosed financial results. Upon identifying the individual control deficiencies, our management has been taking actions to remediate the deficiencies that in combination resulted in a material weakness and to improve the design and effectiveness of our ITGCs. We have completed certain of the remediation activities as of the date of this report and believe that we have strengthened our ITGCs to address the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of these remediation measures and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process as early as practicable in 2020.
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
On demand revenue that is derived from products that help owners and managers lease and market apartments may decrease as occupancy rates rise. We have also experienced, and expect to continue to experience, some number of consolidations of our clients with other parties. In addition, if one of our clients is consolidated with another client, the acquiring client may have negotiated lower prices for our solutions or may use fewer of our solutions than the acquired client. In each case, the consolidated entity may attempt to negotiate lower prices for using our solutions as a result of the entity’s increased size. These consolidations may cause us to lose on demand units or require us to reduce prices as a result of enhanced client leverage, which could cause our financial performance and operating results to be adversely affected.
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
Our success depends on our ability to process high volumes of client data, enhance existing solutions and develop new solutions rapidly and cost effectively. We currently maintain offices in Hyderabad, India; Cebu, Philippines; Manila, Philippines; and Medellin, Colombia, where we employ development and data processing personnel or conduct other business functions important to our operations. We believe that performing these activities in Hyderabad, Cebu, Manila, and Medellin increases the efficiency and decreases the costs of our related operations. We maintain an office in Barcelona, Spain where certain of our vacation rental product development, sales and support operations are based. We also maintain offices in London, England and Sydney, Australia, where we provide property management, online leasing and resident software solutions. We believe our access to a multilingual employee base enhances our ability to serve vacation and other rental property managers outside the United States and in non-English speaking countries. Managing and staffing international operations requires management’s attention and financial resources. The level of cost savings achieved by our international operations may not exceed the amount of investment and additional resources required to manage and operate these international operations. Our product offerings outside the United States may not be profitable or otherwise successful. Additionally, if we experience difficulties as a result of political, social, economic or environmental instability, change in applicable law, limitations of local infrastructure or problems with our workforce or facilities at our or third parties’ international operations, including quarantines or other interruptions that affect our workforce as a result of an outbreak of the coronavirus in any of the locations where we operate, our business could be harmed due to delays in product release schedules or data processing services.
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
We rely on several large payment processing service providers to enable us to provide payment processing services to our clients, including electronic funds transfers, or EFT, check services, bank card authorization, data capture, settlement and merchant accounting services and access to various reporting tools. We and our clients also rely on third-party hardware manufacturers to manufacture the check scanning hardware which is utilized to process transactions. Some service providers are competitors who also directly or indirectly sell payment processing services to clients in competition with us. With respect to these service providers, we have significantly less control over the systems and processes than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these service providers. Accordingly, the failure of these organizations and service providers to renew their contracts with us or fulfill their contractual obligations and perform satisfactorily could result in significant disruptions to our operations and adversely affect operating results. In addition, the businesses we have acquired, or may acquire in the future, typically rely on other payment processing service providers. We may encounter difficulty converting payment processing services from these service providers to our payment processing platform. If we are required to find an alternative source for performing these functions, we may have to expend significant money, time and other resources to develop or obtain an alternative. If developing or obtaining an alternative is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or meet their expectations, with the attendant potential for liability claims, damage to our reputation, and loss of our ability to attract or maintain clients.
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
We have a service provider agreement with a financial institution merchant service provider under which we are a registered independent sales organization, or ISO, of the merchant service provider. The merchant service provider acts as a merchant acquiring bank for processing our client credit card and debit card payments (“Card Payments”), and we serve as an ISO. As an ISO, we assume the underwriting risk for processing Card Payments on behalf of our clients. If we experience excessive chargebacks, either we or the merchant service provider has the authority to cease client card processing services, and such events could result in a material adverse effect on our revenues, operating income, and reputation.
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
Litigation, enforcement actions and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Although we maintain insurance, there is no guarantee that such insurance will be available or sufficient to cover any such legal proceedings or claims. For example, insurance may not cover such legal proceedings or claims or the insurer may withhold or dispute coverage of such legal proceedings or claims on various grounds, including by alleging such coverage is beyond the scope of such policies, that we are not in compliance with the terms of such insurance policies or that such policies are not in effect, even after proceeds under such insurance policies have been received by us. A legal proceeding or claim brought against us that is uninsured or under-insured could result in unanticipated costs, thereby harming our operating results. We are currently involved in a dispute with our insurance carrier regarding coverage for a May 2018 targeted email phishing incident that led to a business email compromise and the diversion of funds totaling approximately $6.0 million, net of recoveries, that were intended for disbursement to three of our clients. The insurance carrier made payment on a portion of our claim in January 2019, and while there can be no assurance of the final outcome, we intend to vigorously pursue repayment of the remaining losses. Insurance may not be sufficient for one or more such legal proceedings or claims and may not continue to be available on terms acceptable to us, or at all.
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
On February 23, 2015, we received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to our compliance with the FCRA. We responded to the request and requests for additional information by the FTC. On November 2, 2017, the FTC staff informed us of its belief that there was a basis for claims that could include monetary and injunctive relief against us for failing to follow reasonable procedures to assure maximum possible accuracy of our tenant screening reports. We believe that our business practices did not, and do not, violate the FCRA or any other law. In October 2018, we reached a settlement with the FTC resolving all issues raised by the FTC related to this matter. Under the settlement, we paid $3.0 million to the FTC and agreed to continue to comply with the FCRA. The settlement does not require any changes to our current business practices.
We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information or consumer information could affect our and our clients’ ability to use and share data, potentially reducing demand for our on demand software solutions. In October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework, which had been the primary compliance mechanism for establishing data transfers outside of the European Economic Area in accordance with the European Union’s Data Protection Directive 95-46 EC. In July 2016, the U.S. and European Union entered into a new compliance framework, (the “Privacy Shield”), which was intended to replace the U.S.-EU Safe Harbor framework. The Privacy Shield is subject to review by European courts, and this creates some uncertainty regarding compliance with applicable privacy laws and regulations. While alternative compliance options exist, the long-term viability of the overall compliance framework remains in question, which could result in increased regulation, cost of compliance and limitations on data transfers for both our clients and us. In May 2018, the General Data Protection Regulation (“GDPR”) became effective in the European Union, and imposed new requirements and restrictions upon companies that process personal data of EU citizens. In June 2018, the State of California passed the California Consumer Privacy Act (“CCPA”), which created new requirements and restrictions for processing personal data of California citizens beginning January 1, 2020. If we are unable to meet the requirements of applicable privacy laws and regulations, the Privacy Shield, GDPR or CCPA with respect to our services subject to these provisions, we may incur monetary or other penalties which could harm our business or financial condition.
Some of our LeaseStar products operate under the real estate brokerage laws of numerous states and require maintaining licenses in many of these states. Brokerage laws in these states could change, affecting our ability to provide some LeaseStar or, if applicable, other products in these states.
Increased regulation is also likely in states and local jurisdictions related to rent control and rent regulation. During 2019, California, New York and Oregon each adopted state legislation that regulates rent pricing, and other states and municipalities are considering similar legislation. Such legislation impacts our clients’ businesses as they determine rental rates, and could impact the supply of rental units over time in markets impacted by such regulation. The impact of restrictions on rental rates could also depress demand and pricing for certain of our products designed to enable our clients to evaluate market conditions in determining rental rates.
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
Our insurance business is subject to governmental regulation which could reduce our profitability or limit our growth.
Through our wholly owned subsidiaries, we hold insurance agent licenses from a number of individual state departments of insurance and are subject to state governmental regulation and supervision in connection with the operation of our insurance business. In addition, we have appointed numerous sub-producing agents to generate insurance business for our products. These sub-producing agents primarily consist of property owners and managers who market insurance products to residents. The sub-producing agents are subject to the same state regulation and supervision, and we cannot ensure that these sub-producing agents will not violate these regulations, and thus expose our insurance business to sanctions by these state departments of insurance for any such violations. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance agents. This state governmental supervision could reduce our profitability or limit the growth of our insurance business by increasing the costs of regulatory compliance, limiting or restricting the solutions we provide or the methods by which we provide them or subjecting us to the possibility of regulatory actions or proceedings. Our continued ability to maintain these insurance agent licenses in the jurisdictions in which we are licensed depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.

In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations, as well as regulate rates that may be charged for premiums on policies. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of the activities of our insurance business or fined or penalized in a given jurisdiction. No assurances can be given that our insurance business can continue to be conducted in any given jurisdiction as it has been conducted in the past.
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
Our executive officers, directors, and entities affiliated with them together beneficially owned approximately 14.5% of our common stock as of December 31, 2019. Of such amount, Stephen T. Winn, our President, Chief Executive Officer and Chairman of the Board, and entities beneficially owned by Mr. Winn held an aggregate of approximately 13.3% of our common stock as of December 31, 2019. Beneficial ownership is determined in accordance with the rules of the SEC. The number of shares of common stock deemed outstanding includes all shares of restricted stock and those shares issuable upon exercise of options that may be exercised within 60 days after December 31, 2019. This concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with large stockholders. Mr. Winn and entities beneficially owned by Mr. Winn may exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
The trading price of our common stock may be volatile.
The trading price of our common stock could be subject to wide fluctuations in response to various factors, including, but not limited to, those described in this “Risk Factors” section, some of which are beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our operating results or in expectations regarding our operating results;

•	variations in operating results of similar companies;

•	changes in our financial guidance and how our actual results compare to such guidance;

•	changes in the estimates of our operating results or changes in recommendations by any research analysts that elect to follow our common stock;

•	announcements of technological innovations, new solutions or enhancements, acquisitions, strategic alliances or agreements by us or by our competitors;

•	announcements by competitors regarding their entry into new markets, and new product, service and pricing strategies;

•	marketing, advertising or other initiatives by us or our competitors;

•	increases or decreases in our sales of products and services for use in the management of units by clients and increases or decreases in the number of units managed by our clients;

•	threatened or actual litigation;

•	changes in our board of directors or management;

•	recruitment or departure of key personnel;

•	market conditions in our industry and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of our shares of common stock by existing stockholders;

•	volatility in our stock price, which may lead to higher stock-based expense under applicable accounting standards; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
In the future, we may sell additional shares of our common stock to raise capital. On June 5, 2018, we amended our certificate of incorporation to increase the number of authorized shares of common stock by 125,000,000 shares, bringing the total authorized shares of common stock to 250,000,000. On May 29, 2018, we consummated an underwritten public offering of 8.05 million shares of our common stock, with total gross proceeds raised of $458.9 million. A substantial number of shares of our common stock is reserved for issuance of awards under our equity plan, and upon conversion of the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
At December 31, 2019, we leased approximately 457,000 square feet of space for our corporate headquarters in Richardson, Texas under a lease agreement that expires in August 2028 (with two 5-year renewal options). We also lease office space in a variety of other areas. These locations include, among others, the following: Irvine, California; San Diego, California; Lombard, Illinois; Boston, Massachusetts; Hackensack, New Jersey; Greenville, South Carolina; Hyderabad, India; Cebu, Philippines; and Manila, Philippines. We also license data center space and employ the services of cloud service providers at multiple locations in the U.S. and internationally. We believe our current and planned office and data center facilities will be adequate for the foreseeable future.
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
In October 2018, we reached a settlement with the FTC resolving all issues raised by the FTC related to this matter. Under the settlement, we paid $3.0 million to the FTC and agreed to continue to comply with the FCRA. The settlement did not require any changes to our current business practices.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information and Holders
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RP.” As of February 14, 2020, there were approximately 311 holders of record of our common stock. Restricted shares granted under our stock-based expense plans which have not yet vested are considered to be held by one holder. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, the number of record holders of our shares is not indicative of the total number of stockholders.
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
Performance Graph
The following graph compares the relative performance of our common stock, the NASDAQ Global Market Index, NASDAQ Composite, and the NASDAQ Computer and Data Processing Index. This graph covers the annual periods ending December 31, 2014 through December 31, 2019. In each case, this graph assumes a $100 investment on the last trading day of the fiscal year ended December 31, 2014 (and reinvestment of all dividends, if any), in each of our common stock, the NASDAQ Global Market Index, NASDAQ Composite, and the NASDAQ Computer and Data Processing Index.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
RealPage, Inc.	$100.00	$102.23	$136.61	$201.73	$219.45	$244.77
NASDAQ Composite—Total Returns	100.00	106.96	116.45	150.96	146.67	200.50
NASDAQ Global Market Index	100.00	99.99	96.13	119.95	139.76	192.69
NASDAQ Computer and Data Processing Index	100.00	131.10	142.54	200.79	221.52	299.00
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock made during the fourth quarter of 2019 by RealPage, Inc. or any “affiliated purchaser” of RealPage, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2019 through October 31, 2019	—	$—	—	$100,000,000
November 1, 2019 through November 30, 2019	133,758	53.35	133,758	92,864,176
December 1, 2019 through December 31, 2019	25,213	53.73	25,213	91,509,457
Total	158,971	$53.41	158,971	$91,509,457
(1)    In October 2018, our board of directors approved a share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program expired on October 25, 2019. In November 2019, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program is effective through November 7, 2020.

Item 6. Selected Financial Data.
The following selected financial data is derived from our audited Consolidated Financial Statements. Over the last five fiscal years, we have acquired a number of companies as disclosed in Note 3 of the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. The results of our acquired companies have been included in our Consolidated Financial Statements since their respective dates of acquisition and have contributed to the growth in our results of operations. This information should be read in conjunction with our audited Consolidated Financial Statements, the related notes, and the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Revenue:
On demand	$953,576	$833,709	$642,622	$542,531	$450,962
Professional and other	34,560	35,771	28,341	25,597	17,558
Total revenue	988,136	869,480	670,963	568,128	468,520
Cost of revenue	385,712	328,382	258,135	225,539	184,400
Amortization of product technologies	40,461	35,797	22,163	17,669	14,213
Gross profit	561,963	505,301	390,665	324,920	269,907
Operating expenses:
Product development	112,222	118,525	89,452	73,607	68,799
Sales and marketing	193,962	166,607	140,473	122,457	111,944
General and administrative	123,056	118,208	112,975	85,013	68,814
Amortization of intangible assets	40,303	35,911	17,755	12,599	11,164
Impairment of intangible assets	—	—	—	—	20,801
Total operating expenses	469,543	439,251	360,655	293,676	281,522
Operating income (loss)	92,420	66,050	30,010	31,244	(11,615)
Interest expense and other, net	(31,862)	(31,750)	(14,769)	(3,758)	(1,449)
Income (loss) before income taxes	60,558	34,300	15,241	27,486	(13,064)
Income tax expense (benefit)	2,350	(425)	14,864	10,836	(3,846)
Net income (loss)	$58,208	$34,725	$377	$16,650	$(9,218)

Net income (loss) per share attributable to common stockholders:
Basic	$0.63	$0.40	$0.00	$0.22	$(0.12)
Diluted	$0.60	$0.38	$0.00	$0.21	$(0.12)
Weighted average common shares outstanding:
Basic	92,017	87,290	79,433	76,854	76,689
Diluted	96,282	91,531	82,398	77,843	76,689

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except client and employee data)
Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$197,154	$228,159	$69,343	$104,886	$30,911
Total current assets	$635,530	$540,753	$308,579	$297,455	$221,943
Total assets(2)	$2,969,817	$2,097,773	$1,516,293	$788,098	$623,201
Total current liabilities	$525,344	$412,232	$332,907	$250,527	$215,347
Total deferred revenue	$138,941	$125,606	$122,160	$95,891	$91,179
Current and long-term debt(2)	$1,129,251	$596,572	$648,818	$122,429	$40,292
Total liabilities(2)	$1,796,891	$1,034,749	$1,014,418	$403,335	$296,749
Total stockholders’ equity	$1,172,926	$1,063,024	$501,875	$384,763	$326,452
Other Financial Data:
Adjusted EBITDA(3)	$281,685	$231,176	$163,445	$127,210	$92,191
Operating cash flow	$316,973	$244,807	$140,263	$129,449	$95,390
Capital expenditures	$51,500	$50,933	$49,752	$75,241	$33,384
Selected Operating Data:
Number of on demand clients at period end	29,814	12,266	12,414	11,042	11,998
Number of on demand units at period end	18,475	16,219	13,003	10,989	10,568
Total number of employees at period end	7,085	6,267	5,462	4,410	4,122

(1)	Excludes restricted cash.

(2)
We adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019. We used the optional transition method described in the Recently Adopted Accounting Standards section of Note 2, which eliminated the requirement to restate amounts presented prior to January 1, 2019. For periods prior to 2019, Current and long-term debt includes capital lease obligations in accordance with our historic accounting under ASC Topic 840. For 2019, Total assets include $121.9 million of right-of-use assets, and Total liabilities include $149.4 million of lease liabilities.

(3)	A definition of this non-GAAP financial measure and a discussion of our use of it is included in Item 7, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net income (loss)	$58,208	$34,725	$377	$16,650	$(9,218)
Acquisition-related deferred revenue	868	1,890	3,058	(949)	(2,157)
Depreciation, asset impairment, and loss on disposal of assets	36,724	35,211	27,752	25,813	44,385
Amortization of product technologies and intangible assets	80,764	71,708	39,918	30,268	25,377
Change in fair value of equity investment	(2,600)	—	—	—	—
Loss due to cyber incident, net of recoveries	—	4,952	—	—	—
Acquisition-related expense (income)	4,754	2,437	5,557	363	(1,841)
Organizational realignment	1,533	—	—	—	—
Regulatory and legal matters	1,465	78	11,012	—	2
Headquarters relocation costs	—	—	—	3,552	—
Stock-based expense	62,563	50,641	45,835	36,852	38,122
Interest expense, net	35,056	29,959	15,072	3,825	1,367
Income tax expense (benefit)	2,350	(425)	14,864	10,836	(3,846)
Adjusted EBITDA	$281,685	$231,176	$163,445	$127,210	$92,191

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
The substantial majority of our revenue is derived from sales of our on demand software solutions, representing 96.5%, 95.9%, and 95.8% of our total revenue during 2019, 2018, and 2017, respectively. We also derive revenue from our professional and other services, and a small percentage of our revenue is derived from sales of our on premise software solutions. Our on demand software solutions are sold pursuant to subscription license agreements, and our on premise software solutions are sold pursuant to term or perpetual licenses and associated maintenance agreements. For our insurance-based solutions, we earn revenue based on a commission rate that considers earned premiums, agent commission, incurred losses, and profit retained by our underwriting partner. Our transaction-based solutions are priced based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States. Our revenue has increased from $869.5 million in 2018 to $988.1 million in 2019. The increase in revenue was driven by growth in the sales of our on demand software solutions and incremental revenue from our recent acquisitions.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, homeowner association, short-term rental and vacation rental markets. Since July 2002, we have completed over 45 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of December 31, 2019, we had approximately 7,000 employees.

Recent Developments
Credit Facility
In September 2019, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Facility”) to amend and restate our prior credit facility. The Amended Credit Facility provides for $600.0 million in aggregate commitments for secured revolving loans and up to $600.0 million in term loans. The Amended Credit Facility extends the maturity date of the prior credit facility from February 27, 2022 to September 5, 2024 (subject to early maturity provisions in certain circumstances), reduces our borrowing costs, provides additional borrowing capacity, and increases covenant flexibility.
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

Refer to Note 9 of the accompanying Consolidated Financial Statements for applicable definitions, further discussion of this amendment, and other terms and conditions of the Credit Facility.
Acquisition Activity
In November 2019, we entered into an Agreement and Plan of Merger and Stock Purchase Agreement (the “Merger Agreement”), by and among RealPage, Buildium, LLC (“Buildium”), and certain other parties named therein. We closed the transaction on December 18, 2019. Buildium is a SaaS real estate property management solution provider that targets the smaller multifamily, single-family, associations (homeowner and condominium) and commercial real estate market segments. Aggregate purchase consideration was $569.4 million, including deferred cash obligations of up to $3.4 million that will be released on the one year anniversary following the closing date, subject to any indemnification claims. The purchase agreement provides for up to $11.7 million of deferred compensation for key employees for which post-acquisition employment service is required. The deferred compensation was paid into escrow at closing and recorded as a prepaid asset that will amortize into compensation expense ratably over the two-year term of the arrangement. The funds will be released 50% on each of the first and second year anniversary dates of the acquisition. In addition, the purchase agreement provides for up to $15.0 million of restricted stock awards, which may be settled in stock or cash at our choosing, to be issued or settled at a future date and for which post-acquisition employment service is required. The $15.0 million of restricted stock awards are comprised of 1) up to $7.5 million of restricted stock with service requirements that will be issued on the first anniversary date and vest ratably beginning the subsequent quarter over the following twelve quarters, and 2) up to $7.5 million of restricted stock awards contingent on the achievement of performance targets in 2022. As these awards also require continued employment services, we will record this amount as stock-based compensation expense over the requisite service period, recognizing a corresponding fair value liability that will be reclassified to additional paid-in-capital upon issuance or settled in cash.
On December 11, 2019, we entered into an Agreement and Plan of Merger whereby we acquired 100% of the ownership interests of Investor Management Services, LLC (“IMS”). IMS provides an investor relationship management platform. Aggregate purchase consideration was $55.6 million, including deferred cash obligations of up to $5.7 million that will be released over an eighteen-month period following the closing date, subject to any indemnification claims.
On July 26, 2019, we acquired substantially all of the assets of Simple Bills Corporation (“Simple Bills”), a provider of utility management services for the multi-family student housing market. Aggregate purchase consideration was $18.1 million, including deferred cash obligations of up to $3.4 million that will be released over a two-year period following the closing date, subject to indemnification claims, and contingent equity grants of up to $10.0 million based on the achievement of certain financial objectives during 2020 and 2021, and continued employment of certain Simple Bills employees.
On July 10, 2019, we acquired substantially all of the assets of CRE Global Enterprises LLC (“CRE”), and certain of its subsidiaries, including 100% of the shares outstanding in its subsidiaries in the UK, Canada and Colombia (collectively “Hipercept”). Hipercept is a provider of data services and data analytics solutions to institutional commercial real estate owners. Aggregate purchase consideration was $28.3 million, including deferred cash obligations of up to $4.0 million, subject to any indemnification claims, to be released on the first and second anniversary dates of the closing date, and contingent consideration of up to $28.0 million based on the achievement of certain financial objectives during the six months ended June 30, 2022.
On April 11, 2019, we acquired substantially all of the assets of LeaseTerm Insurance Group, LLC (“LeaseTerm Solutions”). Aggregate purchase consideration was $26.5 million, including deferred cash obligations of up to $2.7 million that will be released on the first and second anniversary dates of the closing date, subject to any indemnification claims.
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

Key Business Metrics
In addition to financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements. We monitor the key performance indicators reflected in the following table:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$988,136	$869,480	$670,963
On demand revenue	$953,576	$833,709	$642,622
On demand revenue as a percentage of total revenue	96.5%	95.9%	95.8%

Non-GAAP total revenue	$989,004	$871,370	$674,021
Non-GAAP on demand revenue	$954,444	$835,599	$645,680
Adjusted EBITDA	$281,685	$231,176	$163,445

Ending on demand units	18,475	16,219	13,003
Average on demand units	16,758	14,847	11,711
On demand annual client value	$1,039,588	$876,637	$751,183
On demand revenue per ending on demand unit	$56.27	$54.05	$57.77
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
On demand revenue as a percentage of total revenue: This metric represents on demand revenue for the period presented divided by total revenue for the same period. We use on demand revenue as a percentage of total revenue to measure our success executing our strategy to increase the penetration of our on demand software solutions and expand our recurring revenue streams attributable to these solutions. We expect our on demand revenue to remain a significant percentage of our total revenue although the actual percentage may vary from period to period due to a number of factors, including the timing of acquisitions, professional and other revenues, and on premise perpetual license sales and maintenance fees.
Non-GAAP total revenue: This metric is calculated by adding acquisition-related deferred revenue to total revenue. We believe it is useful to include deferred revenue written down for GAAP purposes under purchase accounting rules in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense. Further, we believe this measure is useful to investors as a way to evaluate our ongoing performance because it provides a more accurate depiction of revenue arising from our strategic acquisitions.
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Total revenue	$988,136	$869,480	$670,963
Acquisition-related deferred revenue	868	1,890	3,058
Non-GAAP total revenue	$989,004	$871,370	$674,021
Non-GAAP on demand revenue: This metric reflects total on demand revenue plus acquisition-related deferred revenue, as described above. We believe inclusion of these items provides a useful measure of the underlying performance of our on demand business operations in the period of activity and associated expense. Further, we believe that investors and financial analysts find this measure to be useful in evaluating our ongoing performance because it provides a more accurate depiction of on demand revenue arising from our strategic acquisitions.

The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
On demand revenue	$953,576	$833,709	$642,622
Acquisition-related deferred revenue	868	1,890	3,058
Non-GAAP on demand revenue	$954,444	$835,599	$645,680
Adjusted EBITDA: We define Adjusted EBITDA as net income, plus (1) acquisition-related deferred revenue, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of product technologies and intangible assets, (4) change in fair value of equity investment, (5) loss due to cyber incident, net of recoveries, (6) acquisition-related expense, (7) organizational realignment costs, (8) regulatory and legal matters, (9) stock-based expense, (10) interest expense, net, and (11) income tax expense (benefit). We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing our financial and operational performance, comparing this performance to our peers and competitors, and understanding our ability to generate income from ongoing business operations.
The following provides a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$58,208	$34,725	$377
Acquisition-related deferred revenue	868	1,890	3,058
Depreciation, asset impairment, and loss on disposal of assets	36,724	35,211	27,752
Amortization of product technologies and intangible assets	80,764	71,708	39,918
Change in fair value of equity investment	(2,600)	—	—
Loss due to cyber incident, net of recoveries	—	4,952	—
Acquisition-related expense	4,754	2,437	5,557
Organizational realignment	1,533	—	—
Regulatory and legal matters	1,465	78	11,012
Stock-based expense	62,563	50,641	45,835
Interest expense, net	35,056	29,959	15,072
Income tax expense (benefit)	2,350	(425)	14,864
Adjusted EBITDA	$281,685	$231,176	$163,445
Ending on demand units: This metric represents the number of units managed by our clients with one or more of our on demand software solutions at the end of the period. We use ending on demand units to measure the success of our strategy of increasing the number of units managed with our on demand software solutions. Property unit counts are provided to us by our clients as new sales orders are processed. Property unit counts may be adjusted periodically as information related to our clients’ properties is updated or supplemented, which could result in adjustments to the number of units previously reported.
Average on demand units: We calculate average on demand units as the average of the beginning and ending on demand units for each quarter in the period presented. This metric is a measure of our success increasing the number of on demand software solutions utilized by our clients to manage their property units, our overall revenue, and profitability.
On demand annual client value (“ACV”): ACV represents our estimate of the annual value of our on demand revenue contracts at a point in time. We monitor this metric to measure our success in increasing the number of on demand units, and the amount of software solutions utilized by our clients to manage their property units.
On demand revenue per ending on demand unit (“RPU”): We define RPU as ACV divided by ending on demand units. We monitor this metric to measure our success in increasing the penetration of on demand software solutions utilized by our clients to manage their property units.

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
Asset impairment and loss on disposal of assets: These items comprise losses on the disposal and impairment of long-lived assets, and impairment of indefinite-lived intangible assets, which are not reflective of our ongoing operations. We believe exclusion of these items facilitates a more accurate comparison of our results of operations between periods.
Depreciation of long-lived assets: Long-lived assets are depreciated over their estimated useful lives in a manner reflecting the pattern in which the economic benefit is consumed. Management is limited in its ability to change or influence these charges after the asset has been acquired and placed in service. We do not believe that depreciation expense accurately reflects the performance of our ongoing operations for the period in which the charges are incurred, and is therefore not considered by management in making operating decisions.
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
Change in fair value of equity investment: This item represents changes in fair value of our equity investment based on observable price changes in orderly transactions for an identical or similar investment of the same issuer. We believe exclusion of these items facilitates a more accurate comparison of our results of operations between periods as this item is not reflective of our ongoing operations.
Loss due to cyber incident, net of recoveries: This item relates to losses, net of recoveries, arising from the May 2018 incident in which we were the subject of a targeted email phishing campaign. We believe this loss is not reflective of our ongoing operations and that exclusion of this item facilitates a more accurate comparison of our results of operations between periods.
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
Cost of Revenue
Cost of revenue consists primarily of personnel costs related to our operations; support services; training and implementation services; expenses related to the operation of our data centers; transaction processing fees; and fees paid to third-party service providers. Personnel costs include salaries, bonuses, stock-based expense, and employee benefits. Cost of revenue also includes an allocation of facilities costs, overhead costs, and depreciation, which are allocated based on headcount.
Amortization of Product Technologies
Amortization of product technologies includes amortization of developed product technologies related to strategic acquisitions and amortization of capitalized development costs.
Operating Expenses
We classify our operating expenses into four primary categories: product development, sales and marketing, general and administrative, and amortization of intangible assets. Our operating expenses primarily consist of personnel costs, costs for third-party contracted development, marketing, legal, accounting and consulting services, and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based expense, and employee benefits for employees in that category. Our operating expenses also include an allocation of facilities costs, overhead costs, and depreciation based on headcount for the category.
Product development: Product development expense consists primarily of personnel costs for our product development employees and executives, information technology and facilities, and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our platform of solutions and expanding our suite of data analytics and on demand software solutions. In addition to our locations in the United States, we maintain product development and service centers in Hyderabad, India; Manila, Philippines; Medellin, Colombia; and Cebu City, Philippines.

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
Amortization of intangible assets: Amortization of intangible assets consist of amortization of purchased intangible assets, including client relationships, key vendor and supplier relationships, finite-lived trade names, and non-compete agreements, obtained in connection with our acquisitions.
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
Revenue Recognition
Revenues are derived from on demand software solutions, and professional services and other goods and services. We recognize revenue as we satisfy one or more service obligations under the terms of a contract, generally as control of goods and services are transferred to our clients. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We include estimates of variable consideration in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. We estimate and accrue a reserve for credits and other adjustments as a reduction to revenue based on several factors, including past history.
On Demand Revenue
Our on demand revenue consists of license and subscription fees, transaction and payment processing fees related to certain of our software-enabled value-added services, and commissions derived from our selling certain risk mitigation services.
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

We offer risk mitigation services to our clients by acting as an insurance agent and derive commission revenue from the sale of insurance products to our clients’ residents. The commissions are based upon a percentage of the premium that the insurance company charges to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. Our contract with our underwriting partner provides for contingent commissions to be paid to us in accordance with the agreement. Our estimate of contingent commission revenue considers the variable factors identified in the terms of the applicable agreement. We recognize commissions related to these services as earned ratably over the policy term and insurance commission receivable in “Accounts receivable, less allowances” in the accompanying Consolidated Balance Sheets.
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
Deferred Commissions
We capitalize certain commissions as incremental costs of obtaining a contract with a client if we expect to recover those costs. The commissions are capitalized and amortized over a period of benefit determined to be three years. Deferred commissions were capitalized for open contracts at the adoption date of the new revenue standard and were capitalized for new contracts beginning in 2018. As a result, there was a net benefit to “Operating income” in our Consolidated Statements of Operations during 2018 as capitalization of costs exceeded amortization. This accretive benefit was reduced in 2019 and will normalize in 2020.
As of December 31, 2019, the current and noncurrent balance of capitalized commissions costs recorded in the lines “Other current assets” and “Other assets” in the accompanying Consolidated Balance Sheets was $9.9 million and $8.5 million, respectively. As of December 31, 2018, the current and noncurrent balance of capitalized commissions costs was $6.7 million and $7.8 million, respectively. During the years ended December 31, 2019 and 2018, we amortized commission costs totaling $8.7 million and $5.4 million, respectively, which are included in “Sales and marketing” expense in the accompanying Consolidated Statements of Operations. No impairment loss was recognized in relation to these capitalized costs.

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
The fair value of our time-based restricted stock awards is based on the closing price of our common stock on the date of grant. The fair value of our market-based restricted stock awards is estimated using a discrete model based on multiple stock price-paths developed through the use of Monte Carlo simulation. The fair value of our deferred restricted stock awards is based on obligations denominated in fixed dollar amounts and our expectation of future operating results and the specific performance criteria within each agreement. Changes to the assumptions underlying our valuation model may have a significant impact on the underlying value of the market-based restricted stock awards, which could have a material impact on our Consolidated Financial Statements.
Income Taxes
Income taxes are recorded based on the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize the effect of tax rate changes on current and accumulated deferred income taxes in the period in which the rate changes are enacted.
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
We evaluate impairment of goodwill either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a quantitative assessment. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and circumstances affecting the reporting unit. If we choose to perform a qualitative assessment and after considering the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would perform a quantitative fair value test. Our quantitative impairment assessment utilizes a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). These approaches involve judgmental assumptions, including forecasted future cash flows expected to be generated by the business over an extended period of time, long-term growth rates, the identification of comparable companies, and our discount rate based on our weighted average cost of capital. These assumptions are predominately unobservable inputs and considered Level 3 measurements. To calculate any potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. For purposes of goodwill impairment testing, we have one reporting unit.
We quantitatively evaluate indefinite-lived intangible assets by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach. Key assumptions for this assessment include forecasted future cash flows from estimated royalty rates and our discount rate based on our weighted average cost of capital. These assumptions are unobservable Level 3 measurements, as described in Note 14 of our Consolidated Financial Statements. Assets with indefinite lives that have been determined to be inseparable due to their interchangeable use are grouped into single units of accounting for purposes of testing for impairment. If the carrying amount of an identified intangible asset with an indefinite life exceeds its fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value.
Internally Developed Software
Costs incurred to develop software intended for our internal use are capitalized during the application development stage. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
Amortization of internally developed software is included in “Amortization of product technologies” in the accompanying Consolidated Statements of Operations.
Recent Accounting Pronouncements
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
See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for additional discussion about new accounting pronouncements adopted and those pending.

Results of Operations
The following tables set forth our results of operations for the specified periods. The following generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. The discussion of historical items and year-to-year comparisons between 2018 and 2017 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019 and amended on November 5, 2019, and incorporated by reference herein. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Operations Data

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue:
On demand	$953,576	$833,709	$642,622
Professional and other	34,560	35,771	28,341
Total revenue	988,136	869,480	670,963
Cost of revenue (1)	385,712	328,382	258,135
Amortization of product technologies	40,461	35,797	22,163
Gross profit	561,963	505,301	390,665
Operating expenses:
Product development (1)	112,222	118,525	89,452
Sales and marketing (1)	193,962	166,607	140,473
General and administrative (1)	123,056	118,208	112,975
Amortization of intangible assets	40,303	35,911	17,755
Total operating expenses	469,543	439,251	360,655
Operating income	92,420	66,050	30,010
Interest expense and other, net	(31,862)	(31,750)	(14,769)
Income before income taxes	60,558	34,300	15,241
Income tax expense (benefit)	2,350	(425)	14,864
Net income	$58,208	$34,725	$377
(1) Includes stock-based expense as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$5,604	$4,403	$3,842
Product development	8,159	9,923	8,423
Sales and marketing	23,978	16,573	14,592
General and administrative	24,822	19,742	18,978

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2019	2018	2017
	(as a percentage of total revenue)
Revenue:
On demand	96.5%	95.9%	95.8%
Professional and other	3.5	4.1	4.2
Total revenue	100.0	100.0	100.0
Cost of revenue	39.0	37.8	38.5
Amortization of product technologies	4.1	4.1	3.3
Gross profit	56.9	58.1	58.2
Operating expenses:
Product development	11.4	13.6	13.3
Sales and marketing	19.6	19.2	20.9
General and administrative	12.5	13.6	16.8
Amortization of intangible assets	4.1	4.1	2.6
Total operating expenses	47.5	50.5	53.7
Operating income	9.4	7.6	4.5
Interest expense and other, net	(3.2)	(3.7)	(2.2)
Income before income taxes	6.2	3.9	2.3
Income tax expense (benefit)	0.2	0.0	2.2
Net income	5.9%	4.0%	0.1%
Comparison of the years ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands, except dollar per average on demand unit data)
Revenue:
On demand	$953,576	$833,709	$119,867	14.4%
Professional and other	34,560	35,771	(1,211)	(3.4)
Total revenue	$988,136	$869,480	$118,656	13.6

Non-GAAP on demand revenue	$954,444	$835,599	$118,845	14.2

Ending on demand units	18,475	16,219	2,256	13.9
Average on demand units	16,758	14,847	1,911	12.9
On demand annual client value	$1,039,588	$876,637	$162,951	18.6
On demand revenue per ending on demand unit	$56.27	$54.05	$2.22	4.1%
On demand revenue: During the year ended December 31, 2019, on demand revenue increased $119.9 million, or 14.4%, as compared to the same period in 2018. This increase was attributable to growth across our platform, primarily in resident services. This includes organic growth and acquired revenue from our 2018 and 2019 acquisitions. On demand revenue per ending on demand unit increased from $54.05 to $56.27 during the year ended December 31, 2019, primarily due to the organic growth of our solutions.
On demand revenue generated by our property management solutions grew $18.9 million, or 10.1%, during the twelve months ended December 31, 2019, as compared to the same period in 2018. This increase was primarily driven by the growth of our spend management solutions, adoption of our OneSite property management and Kigo Marketplace solutions, and growth of our accounting solutions.

On demand revenue from our resident services solutions continued to experience significant growth, increasing by $70.6 million, or 20.2%, year-over-year. Resident services increased primarily from continued strong growth of our payments solutions, as well as incremental revenue from our acquisitions of LeaseTerm Solutions and Simple Bills in 2019, and organic growth in our renter’s insurance solutions.
On demand revenue from our leasing and marketing solutions increased $13.3 million, or 8.0%, during the year ended December 31, 2019, as compared to the same period in 2018. This increase was attributable to incremental revenue from our acquisition of LeaseLabs in the third quarter of 2018.
On demand revenue from our asset optimization solutions increased year-over-year by $17.1 million, or 13.1%. We continue to experience organic growth across our asset optimization platform, evidencing continued market acceptance of data-driven solutions. The increase was also attributable to incremental revenue from our acquisitions of Rentlytics in 2018 and Hipercept in 2019.
On demand unit metrics: As of December 31, 2019, one or more of our on demand solutions was utilized in the management of approximately 18.5 million rental property units. On demand units increased year-over-year by 2.3 million units, or 13.9%. This growth is primarily attributable to our 2019 acquisitions, which accounted for approximately 9.6% of total ending on demand units, and organic unit growth. On demand units managed by our clients renewed at an average rate of 96.5% over a trailing twelve-month period ended December 31, 2019.
Cost of Revenue

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Cost of revenue	$364,443	$311,907	$52,536	16.8%
Stock-based expense	5,604	4,403	1,201	27.3
Depreciation expense	15,665	12,072	3,593	29.8
Total cost of revenue	$385,712	$328,382	$57,330	17.5%
During the year ended December 31, 2019, cost of revenue, excluding stock-based expense and depreciation expense, increased $52.5 million, as compared to the same period in 2018. Direct costs increased $26.4 million, primarily driven by incremental costs from our recent acquisitions and higher transaction volume from our payment processing solutions. Personnel expense increased year-over-year by $24.2 million, primarily attributable to investments to support our ongoing organic growth and, to a lesser extent, new employees from our recent acquisitions. Additionally, in the fourth quarter of 2019, we recorded an impairment charge of $1.6 million related to intangible assets associated with certain international operations.
Amortization of Product Technologies

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Amortization of product technologies	$40,461	$35,797	$4,664	13.0%
During the year ended December 31, 2019, amortization of product technologies increased $4.7 million compared to the prior year. Higher amortization expense was driven by the addition of developed product technologies in connection with our recent acquisitions and an increase in amortization of developed software related to investment in innovation and product solutions.
During the year ended December 31, 2019, our gross margin decreased year-over-year from 58.1% to 56.9%. This margin compression was driven primarily by revenue growth from lower margin products and investments to accelerate implementation of our solutions.

Operating Expenses
Product development

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Product development expense	$97,713	$102,935	$(5,222)	(5.1)%
Stock-based expense	8,159	9,923	(1,764)	(17.8)
Depreciation expense	6,350	5,667	683	12.1
Total product development expense	$112,222	$118,525	$(6,303)	(5.3)%
Product development expense, excluding stock-based expense and depreciation expense, decreased year-over-year by $5.2 million. This decrease was primarily driven by our internal initiative to centralize our product development efforts, increase productivity, and direct a greater portion of work effort towards major new development projects. Personnel expense, net of capitalized software development costs, decreased $4.3 million during the year ended December 31, 2019, due primarily to more efficient leveraging of our personnel in connection with this initiative.
Total product development expense as a percentage of total revenue was 11.4% in 2019, down from 13.6% in 2018, primarily due to organizational initiatives to centralize product development activities and focus our efforts towards major new development projects.
Sales and marketing

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Sales and marketing expense	$163,767	$145,081	$18,686	12.9%
Stock-based expense	23,978	16,573	7,405	44.7
Depreciation expense	6,217	4,953	1,264	25.5
Total sales and marketing expense	$193,962	$166,607	$27,355	16.4%
Sales and marketing expense for the year ended December 31, 2019, excluding stock-based expense and depreciation expense, increased $18.7 million, as compared to the same period in 2018. Personnel expense increased $14.8 million year-over-year, driven by our continued investments in our sales force and product marketing team, and incremental headcount from recent acquisitions. Marketing program and travel expenses increased year-over-year during the year ended December 31, 2019 by $5.6 million, reflecting investments to accelerate client demand across our portfolio of solutions, as well as additional costs for our annual RealWorld user conference during the third quarter of 2019. These increases are slightly offset by a decrease in impairment charges related to our intangible assets. In 2018, we recorded an impairment charge of $2.7 million related to the indefinite-lived trade name of our 2010 acquisition of Level One. In the fourth quarter of 2019, we recorded an impairment charge of $0.4 million related to intangible assets associated with certain international operations.
Total sales and marketing expense as a percentage of total revenue increased from 19.2% for the year ended December 31, 2018, to 19.6% for the year ended December 31, 2019. This increase was primarily driven by personnel-related investments in our sales force.
General and administrative

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
General and administrative expense	$92,278	$92,680	$(402)	(0.4)%
Stock-based expense	24,822	19,742	5,080	25.7
Depreciation expense	5,956	5,786	170	2.9
Total general and administrative expense	$123,056	$118,208	$4,848	4.1%
General and administrative expense, excluding stock-based expense and depreciation expense, decreased year-over-year by $0.4 million. This net change resulted from a combination of factors. Losses on impairments and disposal of assets during the year ended December 31, 2019 decreased $6.4 million, primarily related to the fiscal year 2018 loss of $5.4 million in connection with a targeted email phishing campaign and the early retirement of assets and upgrades in our data center infrastructure. These decreases were partially offset by an increase of $2.3 million in personnel expense, primarily due to incremental headcount from our recent acquisitions. Fair value adjustments of acquisition-related liabilities increased $1.7 million primarily related to favorable adjustments in 2018. Legal and professional fees increased $1.5 million compared to prior year, principally related to 2019 acquisition-related expenses, partially offset by our 2018 settlement with the FTC.
General and administrative expense as a percentage of total revenue decreased from 13.6% to 12.5% during the year ended December 31, 2019, as compared to the same period in 2018, primarily due to the decrease in losses on impairments and disposal of assets in 2019 as compared to 2018, and our ability to leverage existing general and administrative resources to support our ongoing growth.
Amortization of intangible assets

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Amortization of intangible assets	$40,303	$35,911	$4,392	12.2%
During the year ended December 31, 2019, amortization expense of intangible assets increased $4.4 million compared to the prior year, primarily driven by the addition of finite-lived client relationship and trade name assets in connection with our recent acquisitions.
Stock-based expense

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Stock-based expense	$62,563	$50,641	$11,922	23.5%
During the year ended December 31, 2019, stock-based expense increased $11.9 million compared to the prior year, primarily driven by incremental awards in connection with our 2019 and 2018 acquisitions. Stock-based expense as a percent of total revenue was 6.3% and 5.8% for the years ended December 31, 2019 and 2018, respectively.
Depreciation expense

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Depreciation expense	$34,188	$28,478	$5,710	20.1%
During the year ended December 31, 2019, depreciation expense increased $5.7 million compared to the prior year, primarily due to depreciation expense on our corporate headquarters that is classified as a finance lease subsequent to the adoption of the new lease standard.
Interest Expense and Other, Net

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Interest expense	$(37,129)	$(32,402)	$(4,727)	14.6%
Interest income	2,073	2,443	(370)	(15.1)
Impairment loss on investment	—	(2,000)	2,000	(100.0)
Change in fair value of equity investment	2,600	—	2,600	100.0
Other income	594	209	385	184.2
Total interest expense and other, net	$(31,862)	$(31,750)	$(112)	0.4%
Interest expense and other for the year ended December 31, 2019, increased $0.1 million as compared to the same period in 2018. Interest expense increased $4.7 million primarily due to $4.2 million of interest expense recognized on our finance lease liabilities following our adoption of ASC 842. This was offset by a $2.6 million increase in fair value of our investment in CompStak during 2019, and a decrease in impairment loss on investment of $2.0 million related to our investment in WayBlazer that was recognized in 2018.

Provision for Income Taxes
Our effective tax rate was 3.9% and (1.2)% for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, we recognized consolidated tax expense of $2.4 million on income before income taxes of $60.6 million. Our effective tax rate was lower than the statutory rate of 21% in 2019 and 2018 primarily as a result of research and development credits we recognized during the fourth quarter of 2019 and excess stock compensation deductions recognized in connection with the vesting of certain restricted stock grants and the exercise of certain stock options.
For further discussion, including a reconciliation of our effective tax rate from the statutory federal rate, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Quarterly Results of Operations
The following table presents our unaudited consolidated quarterly results of operations for the eight fiscal quarters ended December 31, 2019. This information is derived from our unaudited condensed consolidated financial statements, and includes all adjustments that we consider necessary for the fair statement of our financial position and operating results for the quarters presented. Operating results for individual periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our Consolidated Financial Statements and the related notes to those financial statements included elsewhere in this filing.

	Three Months Ended,
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except per share amounts)
Revenue:
On demand	$246,235	$245,637	$235,185	$226,519	$218,051	$215,413	$206,945	$193,300
Professional and other	8,532	9,565	8,676	7,787	8,923	9,540	9,307	8,001
Total revenue	254,767	255,202	243,861	234,306	226,974	224,953	216,252	201,301
Cost of revenue	101,027	98,783	95,708	90,194	88,063	85,540	81,942	72,837
Amortization of product technologies	10,732	10,315	9,900	9,514	9,429	8,946	9,127	8,295
Gross profit	143,008	146,104	138,253	134,598	129,482	130,467	125,183	120,169
Operating expenses:
Product development	26,308	27,866	28,151	29,897	29,772	28,942	30,771	29,040
Sales and marketing	48,113	51,906	49,120	44,823	45,084	43,179	40,664	37,680
General and administrative	35,354	31,249	28,310	28,143	32,638	30,036	28,444	27,090
Amortization of intangible assets	9,621	10,444	10,402	9,836	9,588	9,738	8,496	8,089
Total operating expenses	119,396	121,465	115,983	112,699	117,082	111,895	108,375	101,899
Operating income	23,612	24,639	22,270	21,899	12,400	18,572	16,808	18,270
Interest expense and other, net	(9,089)	(8,764)	(8,029)	(5,980)	(6,746)	(8,816)	(8,518)	(7,670)
Income before income taxes	14,523	15,875	14,241	15,919	5,654	9,756	8,290	10,600
Income tax (benefit) expense	(5,646)	4,171	(822)	4,647	(618)	683	(189)	(301)
Net income	$20,169	$11,704	$15,063	$11,272	$6,272	$9,073	$8,479	$10,901

Net income per share attributable to common stockholders:
Basic	$0.22	$0.13	$0.16	$0.12	$0.07	$0.10	$0.10	$0.13
Diluted	$0.21	$0.12	$0.16	$0.12	$0.07	$0.09	$0.09	$0.13

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended,
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(as a percentage of total revenue)
Revenue:
On demand	96.7%	96.3%	96.4%	96.7%	96.1%	95.8%	95.7%	96.0%
Professional and other	3.3	3.7	3.6	3.3	3.9	4.2	4.3	4.0
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue	39.7	38.7	39.2	38.5	38.8	38.0	37.9	36.2
Amortization of product technologies	4.2	4.0	4.1	4.1	4.2	4.0	4.2	4.1
Gross profit	56.1	57.3	56.7	57.4	57.0	58.0	57.9	59.7
Operating expenses:
Product development	10.3	10.9	11.5	12.8	13.1	12.9	14.2	14.4
Sales and marketing	18.9	20.3	20.1	19.1	19.9	19.2	18.8	18.7
General and administrative	13.9	12.2	11.6	12.0	14.4	13.4	13.2	13.5
Amortization of intangible assets	3.8	4.1	4.3	4.2	4.2	4.3	3.9	4.0
Total operating expenses	46.9	47.6	47.6	48.1	51.6	49.7	50.1	50.6
Operating income	9.3	9.7	9.1	9.3	5.5	8.3	7.8	9.1
Interest expense and other, net	(3.6)	(3.4)	(3.3)	(2.6)	(3.0)	(3.9)	(3.9)	(3.8)
Income before income taxes	5.7	6.2	5.8	6.8	2.5	4.3	3.8	5.3
Income tax (benefit) expense	(2.2)	1.6	(0.3)	2.0	(0.3)	0.3	(0.1)	(0.1)
Net income	7.9%	4.6%	6.2%	4.8%	2.8%	4.0%	3.9%	5.4%
Reconciliation of Quarterly Non-GAAP Financial Measures
The following table presents a reconciliation of net income to Adjusted EBITDA for the eight fiscal quarters ended December 31, 2019:

	Three Months Ended,
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Net income	$20,169	$11,704	$15,063	$11,272	$6,272	$9,073	$8,479	$10,901
Acquisition-related deferred revenue	449	38	157	224	1,056	418	103	313
Depreciation, asset impairment, and loss on disposal of assets	10,769	8,498	8,697	8,760	10,445	9,286	7,662	7,818
Amortization of product technologies and intangible assets	20,353	20,759	20,302	19,350	19,017	18,684	17,623	16,384
Change in fair value of equity investment	—	—	—	(2,600)	—	—	—	—
Loss due to cyber incident, net of recoveries	—	—	—	—	4,952	—	—	—
Acquisition-related expense (income)	3,594	755	376	29	(257)	519	1,168	1,007
Organizational realignment	849	684	—	—	—	—	—	—
Regulatory and legal matters	898	215	352	—	—	78	—	—
Stock-based expense	15,287	16,498	15,865	14,913	13,149	13,479	13,695	10,318
Interest expense, net	9,443	8,791	8,241	8,581	6,780	6,874	8,584	7,721
Income tax (benefit) expense	(5,646)	4,171	(822)	4,647	(618)	683	(189)	(301)
Adjusted EBITDA	$76,165	$72,113	$68,231	$65,176	$60,796	$59,094	$57,125	$54,161

Liquidity and Capital Resources
Our primary sources of liquidity as of December 31, 2019, consisted of $197.2 million of unrestricted cash and cash equivalents, $370.0 million available under our Revolving Facility, amounts available under the Amended Credit Facility’s Accordion Feature, and $47.2 million of working capital (excluding $197.2 million of unrestricted cash and cash equivalents and $134.1 million of deferred revenue).
Our principal uses of liquidity have been to fund our working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions, debt service, and share repurchases will continue to be our principal needs for liquidity over the near term. We made capital expenditures of $51.5 million, approximately 5% of total revenues, during the year ended December 31, 2019. We expect capital expenditures to remain at 5% of total revenue during the next few years. In addition, we have made several acquisitions in which a portion of the cash purchase price is payable at various times through 2023, with a majority of the deferred cash obligations payable during 2020 and 2021. We expect to fund these obligations totaling approximately $35.5 million from cash provided by operating activities or funds available under our Amended Credit Facility.
In May 2018, we filed a shelf registration statement on Form S-3 with the SEC, which became effective upon filing. The shelf registration allows us to periodically offer and sell, in one or more future offerings, an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein. On May 29, 2018, we consummated an underwritten public offering of 8.05 million shares of our common stock, which included 1.05 million shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The offering was priced at $57.00 per share for total gross proceeds of $458.9 million. The aggregate net proceeds to us were $441.9 million, after deducting underwriting discounts and offering expenses in the aggregate amount of $16.9 million. Net proceeds from this offering were used for repayment of indebtedness outstanding under our revolving facility and for general corporate purposes, including; acquisitions; sales and marketing activities; research and development activities; general and administrative matters; and capital expenditures.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and cash and cash equivalents), and our cash flows from operations are sufficient to fund our working capital requirements, and planned capital expenditures; and to service our debt obligations for at least the next twelve months. Our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions, and the continuing market acceptance of our solutions. We expect to enter into acquisitions of complementary businesses, applications, or technologies in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.
As of December 31, 2019, our federal and state net operating loss (“NOL”) carryforwards are $237.7 million and $97.7 million, respectively. Our federal and state NOL carryforwards may be available to offset potential payments of future income tax liabilities. If unused, the federal NOLs will begin to expire in 2026, and the state NOLs will begin to expire in 2020. Total state NOLs expiring in the next five years is approximately $1.1 million.
The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$316,973	$244,807	$140,263
Net cash used in investing activities	$(719,094)	$(331,296)	$(699,862)
Net cash provided by financing activities	$460,011	$304,085	$536,349
Changes in Cash and Cash Equivalents during the year ended December 31, 2019:
Net Cash Provided by Operating Activities
During 2019, net cash provided by operating activities consisted of net income of $58.2 million, net non-cash adjustments to net income of $205.9 million, and a net inflow of cash from changes in assets and liabilities of $52.9 million. Non-cash adjustments to net income primarily consisted of depreciation and amortization expense of $115.0 million, stock-based expense of $62.6 million, amortization of debt discount and issuance costs of $13.7 million, and amortization of our right-of-use assets of $11.4 million.
Changes in working capital during 2019 included net cash inflows from customer deposits of $82.6 million, which was primarily attributable to the timing of cash settlements for previously initiated resident transactions related to our payments solutions. Net cash inflows also included changes in accounts payable of $9.3 million due to the timing of vendor invoice receipts and payments, and changes in deferred revenue of $7.7 million. These items were partially offset by net cash outflows for accounts receivable of $14.7 million, which is reflective of our revenue growth; outflows for prepaid expenses and other current assets of $13.8 million, primarily attributable to the $11.7 million of deferred compensation paid into escrow in connection with our acquisition of Buildium; and outflows for other current and long-term liabilities of $12.0 million, primarily attributable to rental payments for our operating leases.
Net Cash Used in Investing Activities
In 2019, we used $719.1 million for our investing activities, which primarily included $665.8 million, net of cash and restricted cash acquired, for our strategic acquisitions; $51.5 million for capital expenditures during the period; and $1.8 million for our additional investment in CompStak. Capital expenditures during the period primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Provided by Financing Activities
The net cash provided by our financing activities during 2019 primarily consisted of aggregate borrowings under our Amended Credit Facility of $830.0 million. These borrowings were partially offset by payments on our term loans of $308.7 million; payments of acquisition-related consideration of $30.4 million; activity under our stock-based expense plans of $15.0 million, primarily attributable to shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock; and treasury stock purchases of $8.5 million under our share repurchase program.
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

Contractual Obligations, Commitments, and Contingencies
The following table summarizes our contractual cash obligations as of December 31, 2019, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Convertible Notes (1)	$359,878	$5,175	$354,703	$—	$—
Term Loans (2)	677,273	35,680	94,920	546,673	—
Revolving Facility (2)	263,511	7,612	13,893	242,006	—
Operating and finance lease obligations	193,965	21,546	44,277	37,439	90,703
Acquisition-related liabilities (3)	35,450	26,325	8,700	425	—
	$1,530,077	$96,338	$516,493	$826,543	$90,703

(1)
Represents the aggregate principal amount of $345.0 million and anticipated coupon interest payments related to our Convertible Notes and excludes the unamortized discount and debt issuance costs reflected in our Consolidated Balance Sheets.

(2)
Represents the contractually required principal payments for our Term Loan and Delayed Draw Term Loan and $230.0 million of principal amount outstanding under the Revolving Facility. These amounts excludes unamortized debt issuance costs reflected in our Consolidated Balance Sheets. These amounts also include the anticipated interest obligations under our Amended Credit Facility, which were estimated using a LIBOR forward rate curve and include the related effects of our interest rate swap agreements.

(3)
Represents obligations in connection with our acquisitions comprised of undiscounted amounts payable for our deferred cash obligations. These amounts exclude deferred stock obligations, contingent consideration of up to $25.3 million with a fair value of $6.5 million, and potential reductions related to the sellers’ indemnification obligations.

Credit Facility
The Amended Credit Facility matures on September 5, 2024 (subject to early maturity provisions in certain circumstances, as described below), and includes the following:
Revolving Facility: The Amended Credit Facility provides $600.0 million in aggregate commitments for secured revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”). During the fourth quarter of 2019, we borrowed $230.0 million of revolving loans, the proceeds of which were used to fund acquisition activity.
Initial Term Loan: An initial term loan of $300.0 million was borrowed on the closing date for the Amended Credit Facility (the “Term Loan”). The proceeds of the Term Loan were used to repay the term loan balances outstanding under the 2014 Credit Facility.
Delayed Draw Term Loan: In December 2019, we drew funds of $300.0 million available under the delayed draw term loan (“Delayed Draw Term Loan”), the proceeds of which were used to fund acquisition activity.
Revolving loans under the Amended Credit Facility may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan and Delayed Draw Term Loan (collectively, the “Term Loans”) are due in quarterly installments equal to an initial amount of $3.8 million, which increases to $7.5 million beginning on December 31, 2020, increases to $11.3 million beginning on December 31, 2022, and increases to $15.0 million beginning on December 31, 2023. Once repaid or prepaid, the Term Loans may not be re-borrowed. All outstanding principal and accrued but unpaid interest is due, and the commitments for the Revolving Facility terminate, on the maturity date. The Term Loans are subject to mandatory repayment requirements in the event of certain asset sales or if certain insurance or condemnation events occur, subject to customary reinvestment provisions. We may prepay the Term Loans in whole or in part at any time without premium or penalty.
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
All outstanding revolving loans and term loans under the Amended Credit Facility mature on September 5, 2024. If on or prior to August 16, 2022, we have failed to demonstrate to the Agent (as defined in Note 9 to the Consolidated Financial Statements) that we would be in compliance with each financial covenant after giving pro forma effect to the repayment in full of the Convertible Notes which mature on November 15, 2022, then the Amended Credit Facility will mature on August 16,

2022. In addition, if on any business day during the period beginning on August 16, 2022 until the Convertible Notes are paid in full, our available liquidity is less than an amount equal to 125% of the outstanding principal amount of the Convertible Notes, then amounts outstanding under the Amended Credit Facility are due the next business day.
Refer to Note 9 of the accompanying Consolidated Financial Statements for further discussion of the Amended Credit Facility, including its terms and conditions.
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
During the third quarter of 2019, we received conversion notices from certain holders with respect to an immaterial amount in aggregate principal of Convertible Notes requesting conversion as a result of the sales price condition having been met during the second quarter of 2019. In accordance with the terms of the Convertible Notes, we made cash payments of the aggregate principal amount and delivered newly issued shares of our common stock for the remainder of the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. We received shares of our common stock under the Note Hedges (as defined in Note 9 to the Consolidated Financial Statements), that offset the issuance of shares of common stock upon conversion of the Convertible Notes.
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
Refer to Note 9 of the accompanying Consolidated Financial Statements for a complete discussion of these transactions and their accounting implications.
Stock Repurchase Program
In October 2018, our board of directors approved a share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program expired on October 25, 2019. In November 2019, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program is effective through November 7, 2020.
Shares repurchased under the stock repurchase program are retired. Repurchase activity during the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Number of shares repurchased	158,971	599,664	—
Weighted-average cost per share	$53.41	$46.83	$—
Total cost of shares repurchased, in thousands	$8,491	$28,082	$—

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
Interest Rate Risk
We had unrestricted cash and cash equivalents of $197.2 million and $228.2 million at December 31, 2019 and 2018, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $596.3 million and $305.0 million outstanding under our Term Loans at December 31, 2019 and 2018, respectively. At December 31, 2019, we had $230.0 million outstanding under our Revolving Facility, and no amounts outstanding as of December 31, 2018. At our option, amounts outstanding under the Amended Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.00% to 2.00%, or the Base Rate, plus a margin ranging from 0.00% to 1.00% (“Applicable Margin”). The base LIBOR is, at our discretion, equal to either one, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our consolidated net leverage ratio.
On March 31, 2016, we entered into two interest rate swap agreements to eliminate variability in interest payments on a portion of the Term Loans. For that portion, the swap agreements replaced the term note’s variable rate with a blended fixed rate of 0.89%. These agreements matured on September 30, 2019.
On December 24, 2018, we entered into two interest rate swap agreements to eliminate variability in interest payments on a portion of the Term Loans. For that portion, the swap agreements replace the term note’s variable rate with a blended fixed rate of 2.57%. We have designated these instruments as cash flow hedges of interest rate risk.
If the applicable variable interest rates had changed by 50 basis points, our interest expense for the year ended December 31, 2019, as reported in the accompanying Consolidated Statements of Operations, would have changed by approximately $0.8 million.
Foreign Currency Exchange Risk
We have foreign currency risks related to certain of our foreign subsidiaries, primarily in the Philippines and in India. The functional currency of these foreign subsidiaries is the U.S. dollar. The local currencies of these foreign subsidiaries are the Philippine peso and India rupee. Operating expenses in these foreign subsidiaries are primarily denominated in the respective local currency and are remeasured into our reporting currency at the average exchange rate in effect during the month. As of December 31, 2019, we had entered into foreign currency exchange forward contracts with an aggregate notional amount of $15.0 million to protect a portion of our forecasted U.S. dollar-equivalent operating expenses from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. These contracts are designated as cash flow hedges for accounting purposes. For additional details, see Note 16 to the Consolidated Financial Statements.
We also enter into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily associated with our lease liabilities. These forward contracts are not designated for hedge accounting treatment. Accordingly, the change in fair value of these derivatives is recorded as a component of “General and administrative” expense in the accompanying Consolidated Statements of Operations and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in “General and administrative” expense. As of December 31, 2019, the notional amounts of outstanding foreign currency contracts entered into under our balance sheet hedge program was $2.8 million.
Adverse changes in exchange rates of 10% would have resulted in an adverse impact on income before income taxes of approximately $1.4 million at December 31, 2019. These reasonably possible adverse changes in exchange rates of 10% were applied to the total local currency monetary assets and liabilities not hedged by the foreign currency forward contracts discussed above, at the balance sheet dates, to compute the impact these changes would have had on our income before income taxes in the near term.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of RealPage, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RealPage, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index under Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an adverse opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Capitalized internal-use software development costs

Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the Company capitalizes certain internal-use software development costs incurred during development stage activities, if direct and incremental, until the software is substantially complete and ready for its intended use. The Company capitalizes certain costs related to internal-use software upgrades and enhancements when it is probable the expenditures will result in significant additional functionality. As of December 31, 2019, the Company had capitalized internal-use software development costs of $66.5 million, net of amortization.

Auditing the Company's capitalization of internal-use software development costs was especially challenging because management’s determination of which costs qualify for capitalization requires significant judgment, as only those costs incurred during certain stages of software development that result in significant additional functionality can be capitalized in accordance with the applicable accounting standards.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s capitalized internal-use software development costs process. This included testing controls over management’s determination of which projects and costs qualify for capitalization in accordance with the applicable accounting standards.
Our audit procedures included, among others, inspecting underlying documentation to evaluate whether the costs were capitalizable under the applicable accounting standards. We also inquired of project managers for significant projects to assess the nature of the costs, the time devoted to capitalizable activities and the underlying documentation.

Accounting for Acquisitions

Description of the Matter
During 2019, the Company completed its acquisition of Buildium, LLC for aggregate consideration of $569.4 million, as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Buildium, LLC was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets, which principally consisted of developed technology of $57.0 million and customer relationship intangible assets of $55.0 million (collectively, “the intangible assets”). The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used a discounted cash flow model to measure the intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates, customer attrition rates, technology obsolescence rates, technology royalty rates and certain assumptions that form the basis of the forecasted results (i.e., revenue growth rates and EBITDA margin).

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for its acquisitions. Our tests included controls over the estimation process supporting the fair value of the intangible assets and consideration transferred. We also tested management’s review and evaluation of significant assumptions used in the discounted cash flow model.

To test the estimated fair value of the intangible assets, we performed audit procedures, assisted by our valuation specialists, that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the significant assumptions used by the Company's management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business and to other guidelines used by companies within the same industry.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.
Dallas, Texas
March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of RealPage, Inc.

Opinion on Internal Control over Financial Reporting
We have audited RealPage, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives in the control criteria, RealPage, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LeaseTerm Insurance Group, LLC (LeaseTerm Solutions), CRE Global Enterprises LLC, including certain of its subsidiaries (collectively known as Hipercept), Simple Bills Corporation (Simple Bills), Investor Management Services, LLC (IMS) and Buildium, LLC (Buildium), which are included in the 2019 consolidated financial statements of the Company.
LeaseTerm Solutions constituted approximately 1% and less than 1% of total assets and total revenues, respectively, as of December 31, 2019. Hipercept constituted approximately 1% and less than 1% of total assets and total revenues, respectively, as of December 31, 2019. Simple Bills constituted less than 1% and less than 1% of total assets and total revenues, respectively, as of December 31, 2019. IMS constituted approximately 2% and less than 1% of total assets and total revenues, respectively, as of December 31, 2019. Buildium constituted approximately 20% and less than 1% of total assets and total revenues, respectively, as of December 31, 2019. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of LeaseTerm Solutions, Hipercept, Simple Bills, IMS, and Buildium.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls over certain user access to IT systems and related changes to IT programs and data.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index under Item 15(c) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report by management on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Dallas, Texas
March 2, 2020

RealPage, Inc.
Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$197,154	$228,159
Restricted cash	243,323	154,599
Accounts receivable, less allowances of $10,271 and $8,850 at December 31, 2019 and 2018, respectively	143,127	123,596
Prepaid expenses	24,539	19,214
Other current assets	27,387	15,185
Total current assets	635,530	540,753
Property, equipment, and software, net	163,282	153,528
Right-of-use assets	121,941	—
Goodwill	1,611,749	1,053,119
Intangible assets, net	372,996	287,378
Deferred tax assets, net	33,812	42,602
Other assets	30,507	20,393
Total assets	$2,969,817	$2,097,773
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,092	$25,312
Accrued expenses and other current liabilities	89,038	95,482
Current portion of deferred revenue	134,148	120,704
Current portion of term loans	18,750	16,133
Customer deposits held in restricted accounts	243,316	154,601
Total current liabilities	525,344	412,232
Deferred revenue	4,793	4,902
Revolving facility	230,000	—
Term loans, net	575,313	287,582
Convertible notes, net	305,188	292,843
Lease liabilities, net of current portion	133,313	—
Other long-term liabilities	22,940	37,190
Total liabilities	1,796,891	1,034,749
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value: 250,000,000 and 125,000,000 shares authorized, 96,100,296 and 95,991,162 shares issued and 94,744,157 and 93,650,127 shares outstanding at December 31, 2019 and 2018, respectively	96	96
Additional paid-in capital	1,222,356	1,187,683
Treasury stock, at cost: 1,356,139 and 2,341,035 shares at December 31, 2019 and 2018, respectively	(39,483)	(65,470)
Accumulated deficit	(7,695)	(58,793)
Accumulated other comprehensive loss	(2,348)	(492)
Total stockholders’ equity	1,172,926	1,063,024
Total liabilities and stockholders’ equity	$2,969,817	$2,097,773
See accompanying notes.

RealPage, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
On demand	$953,576	$833,709	$642,622
Professional and other	34,560	35,771	28,341
Total revenue	988,136	869,480	670,963
Cost of revenue	385,712	328,382	258,135
Amortization of product technologies	40,461	35,797	22,163
Gross profit	561,963	505,301	390,665
Operating expenses:
Product development	112,222	118,525	89,452
Sales and marketing	193,962	166,607	140,473
General and administrative	123,056	118,208	112,975
Amortization of intangible assets	40,303	35,911	17,755
Total operating expenses	469,543	439,251	360,655
Operating income	92,420	66,050	30,010
Interest expense and other, net	(31,862)	(31,750)	(14,769)
Income before income taxes	60,558	34,300	15,241
Income tax expense (benefit)	2,350	(425)	14,864
Net income	$58,208	$34,725	$377

Net income per share attributable to common stockholders:
Basic	$0.63	$0.40	$0.00
Diluted	$0.60	$0.38	$0.00
Weighted average common shares outstanding:
Basic	92,017	87,290	79,433
Diluted	96,282	91,531	82,398

See accompanying notes.

RealPage, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$58,208	$34,725	$377
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments, net of tax	(1,233)	61	318
Reclassification adjustment for gains included in earnings on derivative instruments, net of tax	(477)	(613)	(77)
Foreign currency translation adjustment	(171)	(183)	55
Other comprehensive (loss) income, net of tax	(1,881)	(735)	296
Comprehensive income	$56,327	$33,990	$673
See accompanying notes.

RealPage, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in	Accum. Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Equity
Balance as of January 1, 2017	86,062	$86	$534,348	$(53)	$(119,260)	4,975	$(30,358)	$384,763
Cumulative effect of adoption of ASU 2016-09	—	—	6	—	43,837	—	—	43,843
Stock option exercises	991	1	27,013	—	—	(354)	—	27,014
Issuance of restricted stock	100	—	(2)	—	—	(1,795)	2	—
Treasury stock purchased, at cost	—	—	—	—	—	1,147	(30,904)	(30,904)
Stock-based compensation	—	—	46,146	—	—	—	—	46,146
Other comprehensive income - derivative instruments	—	—	—	241	—	—	—	241
Foreign currency translation	—	—	—	55	—	—	—	55
Equity component of convertible notes, net of issuance costs and deferred tax	—	—	61,390	—	—	—	—	61,390
Purchases of convertible note hedges	—	—	(62,549)	—	—	—	—	(62,549)
Issuance of warrants	—	—	31,499	—	—	—	—	31,499
Net income	—	—	—	—	377	—	—	377
Balance as of December 31, 2017	87,153	87	637,851	243	(75,046)	3,973	(61,260)	501,875
Cumulative effect of adoption of ASU 2014-09	—	—	—	—	2,221	—	—	2,221
Public offering of common stock, net of $16,949 of offering costs	8,050	8	441,893	—	—	—	—	441,901
Issuance of common stock in connection with our acquisitions	1,361	2	75,148	—	—	—	—	75,150
Stock option exercises	27	—	2,468	—	—	(632)	10,695	13,163
Issuance of restricted stock	—	—	(14,598)	—	—	(1,807)	14,598	—
Treasury stock purchased, at cost	—	—	473	—	—	1,407	(57,585)	(57,112)
Retirement of treasury stock	(600)	(1)	(7,388)	—	(20,693)	(600)	28,082	—
Stock-based compensation	—	—	51,836	—	—	—	—	51,836
Other comprehensive income - derivative instruments	—	—	—	(552)	—	—	—	(552)
Foreign currency translation	—	—	—	(183)	—	—	—	(183)
Net income	—	—	—	—	34,725	—	—	34,725
Balance as of December 31, 2018	95,991	96	1,187,683	(492)	(58,793)	2,341	(65,470)	1,063,024

Cumulative effect of adoption of ASU 2017-12	—	—	—	25	(25)	—	—	—
Issuance of common stock in connection with our acquisitions	234	—	14,846	—	—	—	—	14,846
Stock option exercises	39	—	(2,490)	—	—	(266)	8,323	5,833
Issuance of restricted stock	7	—	(41,904)	—	—	(1,371)	42,403	499
Treasury stock purchased, at cost	—	—	4,615	—	—	823	(33,973)	(29,358)
Retirement of treasury stock	(171)	—	(2,149)	—	(7,085)	(171)	9,234	—
Stock-based compensation	—	—	61,755	—	—	—	—	61,755
Other comprehensive income - derivative instruments	—	—	—	(1,710)	—	—	—	(1,710)
Foreign currency translation	—	—	—	(171)	—	—	—	(171)
Net income	—	—	—	—	58,208	—	—	58,208
Balance as of December 31, 2019	96,100	$96	$1,222,356	$(2,348)	$(7,695)	1,356	$(39,483)	$1,172,926
See accompanying notes.

RealPage, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$58,208	$34,725	$377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,952	100,186	67,146
Amortization of debt discount and issuance costs	13,700	12,464	7,296
Amortization of right-of-use assets	11,433	—	—
Deferred taxes	2,276	(2,179)	13,791
Stock-based expense	62,563	50,641	45,835
Loss on disposal and impairment of long-lived assets	2,536	6,733	524
Change in fair value of equity investment	(2,600)	—	—
Acquisition-related consideration	1,006	284	684
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(14,704)	(717)	(18,821)
Prepaid expenses and other current assets	(13,786)	(11,894)	945
Other assets	(5,107)	(4,543)	(717)
Accounts payable	9,318	1,266	268
Accrued compensation, taxes, and benefits	(1,150)	3,288	3,438
Deferred revenue	7,696	3,478	17,114
Customer deposits	82,631	57,230	3,055
Other current and long-term liabilities	(11,999)	(6,155)	(672)
Net cash provided by operating activities	316,973	244,807	140,263
Cash flows from investing activities:
Purchases of property, equipment, and software	(51,500)	(50,933)	(49,752)
Acquisition of businesses, net of cash and restricted cash acquired	(665,844)	(278,563)	(649,910)
Purchase of other investments	(1,750)	(1,800)	(200)
Net cash used in investing activities	(719,094)	(331,296)	(699,862)
Cash flows from financing activities:
Proceeds from term loans	600,000	—	199,400
Payments on term loans	(308,744)	(14,116)	(3,551)
Proceeds from revolving credit facility	230,000	140,000	50,000
Payments on revolving credit facility	—	(190,000)	—
Proceeds from borrowings on convertible notes	—	—	345,000
Purchase of convertible senior note hedges	—	—	(62,549)
Proceeds from issuance of warrants	—	—	31,499
Payments of deferred financing costs	(3,628)	(1,136)	(10,734)
Payments on finance lease obligations	(3,651)	(227)	(335)
Payments of acquisition-related consideration	(30,441)	(28,388)	(8,491)
Proceeds from public offering, net of underwriters’ discount and offering costs	—	441,901	—
Proceeds from exercise of stock options	5,833	13,163	27,014
Purchase of treasury stock related to stock-based compensation	(20,867)	(29,030)	(30,904)
Purchase of treasury stock under share repurchase program	(8,491)	(28,082)	—
Net cash provided by financing activities	460,011	304,085	536,349
Net increase (decrease) in cash and cash equivalents	57,890	217,596	(23,250)
Effect of exchange rate on cash	(171)	(183)	55
Cash, cash equivalents and restricted cash:
Beginning of period	382,758	165,345	188,540
End of period	$440,477	$382,758	$165,345

RealPage, Inc.
Consolidated Statements of Cash Flows, continued
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Cash paid for interest	$16,073	$18,204	$6,754
Cash paid for income taxes, net of refunds	$2,074	$3,121	$1,855
Right-of-use assets obtained in exchange for operating lease obligations	$23,613	$—	$—
Non-cash investing and financing activities:
Accrued property, equipment, and software	$2,608	$1,447	$5,777
Acquisition-related liabilities settled with equity	$14,846	$—	$—
Fair value of stock consideration in connection with acquisition of ClickPay	$—	$53,334	$—
Redemption of noncontrolling interest in connection with acquisition of ClickPay	$—	$21,816	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to that shown in the Consolidated Statements of Cash Flows:
	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$197,154	$228,159	$69,343
Restricted cash	243,323	154,599	96,002
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$440,477	$382,758	$165,345
See accompanying notes.

RealPage, Inc.
Notes to Consolidated Financial Statements
1. The Company
RealPage, Inc., a Delaware corporation (together with its subsidiaries, the “Company” or “we” or “us”), is a leading global provider of software and data analytics to the real estate industry. Our platform of data analytics and software solutions enables the rental real estate industry to manage property operations (such as marketing, pricing, screening, leasing, payment processing, and accounting), identify opportunities through market intelligence, and obtain data-driven insight for better operational and financial decision-making. Our integrated, on demand platform provides a single point of access and a massive repository of real-time lease transaction data, including prospect, renter, and property data. By leveraging data as well as integrating and streamlining a wide range of complex processes and interactions among the rental real estate ecosystem (owners, managers, prospects, renters, service providers, and investors), our platform helps our clients improve financial and operational performance and prudently place and harvest capital.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such significant estimates include, but are not limited to, the determination of the allowances against our accounts receivable; useful lives of intangible assets; impairment assessments on long-lived assets (including goodwill and indefinite-lived intangibles); contingent commissions related to the sale of insurance products; fair value of acquired net assets and contingent consideration in connection with business combinations; the nature and timing of satisfaction of performance obligations and related reserves; fair values of stock-based awards; loss contingencies; and the recognition, measurement and valuation of current and deferred income taxes. Actual results could differ from these estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the result of which forms the basis for making judgments about the carrying value of assets and liabilities.
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
No single client accounted for 10% or more of our revenue or accounts receivable for the years ended December 31, 2019, 2018, or 2017.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined we operate as a single operating segment.
Principally, all of our revenue for the years ended December 31, 2019, 2018, and 2017 was earned in the United States. Net property, equipment, and software located in the United States amounted to $154.5 million and $144.3 million at December 31, 2019 and 2018, respectively. Net property, equipment, and software located in our international subsidiaries amounted to $8.8 million and $9.2 million at December 31, 2019 and 2018, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, Spain, and India at December 31, 2019 and 2018.
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
Trade receivable are written off against the allowance when management determines a balance is uncollectible. During the years ended December 31, 2019, 2018, and 2017, we incurred bad debt expense of $2.8 million, $3.7 million, and $3.2 million, respectively.
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
Internally Developed Software
Costs incurred to develop software intended for our internal use are capitalized during the application development stage. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
Internally developed software costs are included in “Property, equipment, and software, net” in the accompanying Consolidated Balance Sheets and are amortized on a straight-line basis over their expected useful lives. Amortization of internally developed software is included in “Amortization of product technologies” in the accompanying Consolidated Statements of Operations.
Impairment of Long-Lived Assets
Tangible long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant under-performance relative to current and historical or projected future operating results, significant changes in the manner of our use of the asset, or significant changes in our overall business and/or product strategies. If circumstances require that a long-lived asset group be tested for impairment, determination of recoverability is based on an estimate of the undiscounted cash flows expected to be generated by that long-lived asset or asset group. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, we would recognize an impairment charge equal to the excess of the carrying value over its fair value.
Business Combinations
We allocate the fair value of the purchase consideration of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Purchase consideration includes assets transferred, liabilities assumed, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combination transactions may be structured to include a combination of up-front, deferred and contingent payments to be made at specified dates subsequent to the date of acquisition. These payments may include a combination of cash and equity. Deferred and contingent payments determined to be purchase consideration are recorded at fair value as of the acquisition date. Deferred obligations are generally subject to adjustments specified in the underlying purchase agreement related to the seller’s indemnification obligations. Contingent consideration is an obligation to make future payments to the seller contingent upon the achievement of future operational or financial targets.
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
We evaluate impairment of goodwill either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a quantitative assessment. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and circumstances affecting the reporting unit. If we choose to perform a qualitative assessment and after considering the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would perform a quantitative fair value test. Our quantitative impairment assessment utilizes a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). These approaches involve judgmental assumptions, including forecasted future cash flows expected to be generated by the business over an extended period of time, long-term growth rates, the identification of comparable companies, and our discount rate based on our weighted average cost of capital. These assumptions are predominately unobservable inputs and considered Level 3 measurements. To calculate any potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. For purposes of goodwill impairment testing, we have one reporting unit.
We quantitatively evaluate indefinite-lived intangible assets by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach. Key assumptions for this assessment include forecasted future cash flows from estimated royalty rates and our discount rate based on our weighted average cost of capital. These assumptions are unobservable Level 3 measurements, as described in Note 14 of our Consolidated Financial Statements. Assets with indefinite lives that have been determined to be inseparable due to their interchangeable use are grouped into single units of accounting for purposes of testing for impairment. If the carrying amount of an identified intangible asset with an indefinite life exceeds its fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value.
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

Other Current and Long-Term Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Accrued compensation, payroll taxes, and benefits	$28,444	$29,405
Sales tax obligations	4,232	3,673
Current portion of liabilities related to acquisitions	23,431	47,173
Lease-related liabilities(1)	16,127	2,640
Other current liabilities	16,804	12,591
Total accrued expenses and other current liabilities	$89,038	$95,482

Other long-term liabilities consisted of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Deferred rent(1)	$—	$25,207
Liabilities related to acquisitions	14,852	10,969
Deferred tax liabilities	2,353	—
Other long-term liabilities	5,735	1,014
Total other long-term liabilities	$22,940	$37,190
(1) We adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019. We used the optional transition method described in the Recently Adopted Accounting Standards section of Note 2, which eliminated the requirement to restate amounts presented prior to January 1, 2019. Refer to the accounting standards section below, and Note 7, for additional information.
Leases
We determine if an arrangement contains a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. Our ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The ROU asset is reduced for tenant incentives and excludes any initial direct costs incurred. For our real estate contracts with lease and non-lease components, we have elected to combine the lease and non-lease components as a single lease component. The implicit rate within our leases are generally not readily determinable, and we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using our current borrowing rate, adjusted for various factors including collateralization and term to align with the terms of the lease. Certain of our leases include options to extend the lease. Our lease values include options to extend the lease when it is reasonably certain we will exercise such options.
Operating and finance leases are included in “Right-of-use assets”, “Accrued expenses and other current liabilities”, and “Lease liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.
Lease expenses for minimum lease payments for operating leases are recognized on a straight-line basis over the lease term. Amortization expense of the ROU asset for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the incremental borrowing rate.
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
On Demand Revenue
Our on demand revenue consists of license and subscription fees, transaction and payment processing fees related to certain of our software-enabled value-added services, and commissions derived from our selling certain risk mitigation services.
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

Cost of Revenue
Cost of revenue consists primarily of salaries and related personnel expenses of our operations and support personnel, including training and implementation services; expenses related to the operation of our data centers; transaction processing fees; fees paid to third-party providers; allocations of facilities overhead costs; and depreciation.
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
Advertising costs are expensed as incurred and totaled $29.4 million, $26.4 million, and $22.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Stock-Based Expense
We recognize compensation expense related to stock options and restricted stock based on the estimated fair value of the awards on the date of grant. We generally grant time-based stock options and restricted stock awards, which vest over a specified period of time, and market-based awards, which become eligible to vest only after the achievement of a condition based upon the trading price of our common stock and vest over a specified period of time thereafter. The fair value of employee stock options is estimated on the date of grant using a binomial option pricing model, the Black-Scholes model. The fair value of time-based restricted stock awards is based on the closing price of our common stock on the date of grant. The fair value of market-based restricted stock awards is estimated using a discrete model based on multiple stock price-paths developed through the use of a Monte Carlo simulation.
For time-based stock options and restricted stock awards, expense is recognized on a straight-line basis over the requisite service period. Expense associated with market-based awards is recognized over the requisite service period using the graded-vesting attribution method. Share-based compensation is reduced for forfeitures once they occur.
Income Taxes
Income taxes are recorded based on the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize the effect of tax rate changes on current and accumulated deferred income taxes in the period in which the rate changes are enacted.
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
Fair Value Measurements
We measure our financial instruments and acquisition-related contingent consideration obligations at fair value at each reporting period using a fair value hierarchy. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
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
Certain of our leases include options to extend the lease. Our lease values include options to extend the lease when it is reasonably certain we will exercise such options. Subsequent to the Transition Date and during the first quarter of 2019, we determined we were reasonably certain to renew the building lease for our corporate headquarters, and as a result, we reassessed the classification of the lease and determined the building lease met the criteria of a finance lease under ASC 842. As a result, an operating ROU asset and lease liability of $36.4 million and $58.6 million, respectively, were reclassified and remeasured to a finance ROU asset and lease liability of $58.2 million and $80.4 million, respectively.
See Note 7 for additional disclosures related to the impact of adopting the new lease standard.
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
We adopted ASU 2017-12 effective January 1, 2019. As a result of our adoption, we now recognize the entire change in the fair value of our interest rate swaps in OCI. Similar to our treatment of the effective portion of a change in fair value, the ineffective portion is now reclassified into interest expense as interest payments are made on our variable rate debt. The effect of this adoption did not have a material impact to our financial statements.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We will adopt ASU 2016-13 in the first quarter of 2020 utilizing the modified retrospective transition method through a cumulative-effect adjustment to retained earnings. The ASU is not expected to have a material impact on our consolidated financial statements.

3. Acquisitions
Fiscal Year 2019
Buildium
In November 2019, we entered into an Agreement and Plan of Merger and Stock Purchase Agreement (the “Merger Agreement”), by and among RealPage, Buildium, LLC (“Buildium”), and certain other parties named therein, to acquire all of the outstanding shares of capital stock of Buildium and the certain other parties named within the Merger Agreement. We closed the transaction on December 18, 2019. Buildium is a SaaS real estate property management solution provider that targets the smaller multifamily, single-family, associations (homeowner and condominium) and commercial real estate market segments. Aggregate purchase consideration was $569.4 million, including deferred cash obligations of up to $3.4 million that will be released on the one year anniversary following the closing date, subject to any indemnification claims. The purchase agreement provides for up to $11.7 million of deferred compensation for key employees for which post-acquisition employment service is required. The deferred compensation was paid into escrow at closing and recorded as a prepaid asset that will amortize into compensation expense ratably over the two-year term of the arrangement. The funds will be released 50% on each of the first and second year anniversary dates of the acquisition. In addition, the purchase agreement provides for up to $15.0 million of restricted stock awards, which may be settled in stock or cash at our choosing, to be issued or settled at a future date and for which post-acquisition employment service is required. The $15.0 million of restricted stock awards are comprised of 1) up to $7.5 million of restricted stock with service requirements that will be issued on the first anniversary date of the closing and vest ratably beginning the subsequent quarter over the following twelve quarters, and 2) up to $7.5 million of restricted stock awards contingent on the achievement of performance targets in 2022. The expected achievement of the performance awards as of December 31, 2019 is $3.8 million. As these awards are also tied to employment services, we will record this amount as stock-based compensation expense over the requisite service period. The acquisition was financed using cash on hand and funds available under our Amended Credit Facility, as defined in Note 9.
The acquired identified intangible assets consisted of developed technology, client relationships and trade names and were assigned estimated useful lives of five, ten and five years, respectively. Preliminary goodwill recognized of $468.8 million is primarily comprised of anticipated synergies from expected growth in market share in the SMB property management segment. Of this amount, approximately $193.9 million is expected to be deductible for tax purposes. Acquisition costs associated with this transaction totaled $2.4 million.
IMS
On December 11, 2019, we entered into an Agreement and Plan of Merger whereby we acquired 100% of the ownership interests of Investor Management Services, LLC (“IMS”). IMS provides an investor relationship management platform. Aggregate purchase consideration was $55.6 million, including deferred cash obligations of up to $5.7 million that will be released over an eighteen-month period following the closing date, subject to any indemnification claims. The acquisition was financed using cash on hand.
The acquired identified intangible assets consisted of developed technology, client relationships, trade names, and non-compete agreements and were assigned estimated useful lives of three, nine, three, and five years, respectively. Preliminary goodwill recognized of $39.4 million is primarily comprised of anticipated synergies from the expansion of our asset and investment managements solutions. Of this amount, approximately $34.8 million is expected to be deductible for tax purposes. Acquisition costs associated with this transaction totaled $1.0 million.
Simple Bills
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

The acquired identified intangible assets consisted of developed technology, client relationships and trade names and were assigned estimated useful lives of seven, eight and five years, respectively. Preliminary goodwill recognized of $9.6 million is primarily comprised of anticipated synergies from the expansion of our utility billing solutions. Goodwill and the acquired identified intangible assets are deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.1 million.
Hipercept
On July 10, 2019, we acquired substantially all of the assets of CRE Global Enterprises LLC (“CRE”), and certain of its subsidiaries, including 100% of the shares outstanding in its subsidiaries in the UK, Canada and Colombia (collectively “Hipercept”). Hipercept is a provider of data services and data analytics solutions to institutional commercial real estate owners. Aggregate purchase consideration was $28.3 million, including deferred cash obligations of up to $4.0 million, subject to any indemnification claims, to be released on the first and second anniversary dates of the closing date, and contingent consideration of up to $28.0 million based on the achievement of certain financial objectives during the six months ended June 30, 2022. The $28.0 million of contingent consideration is comprised of 1) cash payments of up to $25.3 million to CRE, and 2) stock grants of up to $2.7 million to certain individuals for which post-acquisition employment service is required. The fair value of the contingent consideration recorded as purchase consideration was $6.7 million on the date of acquisition and we will record an estimated $0.8 million tied to employment services as stock-based compensation expense over the service period. The acquisition was financed using cash on hand. The fair value of the contingent consideration was $6.5 million as of December 31, 2019. Refer to Note 14 for additional information regarding our contingent consideration liabilities.
The acquired identified intangible assets consisted of developed technology, client relationships and trade names and were assigned estimated useful lives of five, seven and three years, respectively. Preliminary goodwill recognized of $23.4 million is primarily comprised of anticipated synergies from the expansion of our asset and investment management solutions. Goodwill and the acquired identified intangible assets arising from the acquisition of Hipercept’s domestic assets are deductible for tax purposes and those arising from the acquisition of the international entities are not. Acquisition costs associated with this transaction totaled $0.3 million.
LeaseTerm Solutions
On April 11, 2019, we acquired substantially all of the assets of LeaseTerm Insurance Group, LLC (“LeaseTerm Solutions”), a provider of alternatives to traditional renters’ insurance programs and tenant security deposit programs for the multifamily housing industry. Aggregate purchase consideration was $26.5 million, including deferred cash obligations of up to $2.7 million that will be released on the first and second anniversary dates of the closing date, subject to any indemnification claims, and $0.5 million of working capital adjustments. The acquisition was financed using cash on hand.
The acquired identified intangible assets consisted of client relationships and trade names and were assigned estimated useful lives of seven and five years, respectively. Preliminary goodwill recognized of $18.6 million is primarily comprised of anticipated synergies from the expansion of our risk management solutions. Goodwill and the acquired identified intangible assets are deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.3 million.
Purchase Consideration and Purchase Price Allocations
The estimated fair values of assets acquired and liabilities assumed are provisional and are based primarily on the information available as of the acquisition dates. We believe this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition closing dates. The components of the purchase consideration and the preliminary allocation of each purchase price, including the effects of measurement period adjustments recorded as of December 31, 2019, are as follows:

	LeaseTerm Solutions	Hipercept	Simple Bills	IMS	Buildium
	(in thousands)
Fair value of purchase consideration:
Cash, net of cash acquired	$23,417	$17,804	$14,875	$50,177	$566,241
Deferred obligations, net	3,095	3,799	3,274	5,428	3,190
Contingent consideration	—	6,700	—	—	—
Total fair value of purchase consideration	$26,512	$28,303	$18,149	$55,605	$569,431

Fair value of net assets acquired:
Restricted cash	$5,889	$—	$—	$—	$781
Accounts receivable	491	846	809	830	1,359
Property, equipment, and software	400	171	82	832	1,630
Intangible assets:
Developed product technologies	—	1,700	4,000	7,300	57,000
Client relationships	7,100	3,000	5,200	7,500	55,000
Trade names	200	100	100	200	2,000
Non-compete agreements	—	—	—	1,100	—
Right-of-use assets	167	435	1,993	2,457	14,071
Goodwill	18,625	23,354	9,573	39,445	468,770
Other assets	—	18	115	596	3,710
Accounts payable and accrued liabilities	(342)	(751)	(1,497)	(1,180)	(8,389)
Client deposits held in restricted accounts	(5,889)	—	—	—	(781)
Deferred revenue	—	(253)	(547)	(1,124)	(3,715)
Other long-term liabilities	(129)	(317)	(1,679)	(2,120)	(11,893)
Deferred tax liability, net	—	—	—	(231)	(10,112)
Total fair value of net assets acquired	$26,512	$28,303	$18,149	$55,605	$569,431

Acquisitions Prior to 2019
We completed nine acquisitions during fiscal years 2018 and 2017. A summary of each acquisition can be found in the table below:

	Date of Acquisition	Aggregate Purchase Price	Closing Cash Payment, Net of Cash Acquired	Net Tangible Assets Acquired (Liabilities Assumed)	Identified Intangible Assets	Goodwill Recognized
		(in thousands)
Axiometrics LLC	January 2017	$73,757	$66,050	$(5,963)	$25,530	$54,190
American Utility Management	June 2017	$69,412	$64,775	$1,107	$22,398	$45,907
On-Site Manager, Inc.	September 2017	$251,109	$225,300	$3,197	$65,320	$182,592
PEX Software Limited	October 2017	$6,031	$5,103	$(369)	$3,100	$3,300
Lease Rent Options	December 2017	$299,923	$298,040	$5,263	$91,666	$202,994
ClickPay Services, Inc.	April 2018	$220,992	$138,983	$(4,620)	$52,700	$172,912
Blu Trend, LLC	July 2018	$8,500	$8,500	$343	$4,270	$3,887
LeaseLabs, Inc.	September 2018	$112,892	$84,498	$1,188	$27,200	$84,504
Rentlytics, Inc.	October 2018	$54,815	$47,895	$892	$12,200	$41,723

Purchase consideration for LeaseLabs, Inc. included contingent consideration of up to $9.9 million based on the collection of acquisition date accounts receivable balances during the six-month period after the acquisition date. The fair value of the contingent consideration was $7.0 million on the date of acquisition. The final contingent consideration amount of $6.0 million was paid in April 2019. Refer to Note 14 for additional information regarding our contingent consideration obligation.
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
Deferred Obligations and Contingent Consideration Activity
The following table presents changes in our deferred cash and stock obligations and contingent consideration for the fiscal years ended December 31, 2019 and 2018:

	Deferred Cash and Stock Obligations	Contingent Consideration	Total
	(in thousands)
Balance at January 1, 2018	$47,016	$414	$47,430
Additions, net of fair value discount	36,313	7,000	43,313
Cash payments	(29,600)	(247)	(29,847)
Accretion expense	1,970	—	1,970
Change in fair value	—	(1,167)	(1,167)
Indemnification claims and other adjustments	(3,557)	—	(3,557)
Balance at December 31, 2018	52,142	6,000	58,142
Additions, net of fair value discount	18,183	6,700	24,883
Cash payments	(25,215)	(5,963)	(31,178)
Settlements through common stock issued	(14,846)	—	(14,846)
Accretion expense	1,540	58	1,598
Change in fair value	—	(259)	(259)
Indemnification claims and other adjustments	(57)	—	(57)
Balance at December 31, 2019	$31,747	$6,536	$38,283

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
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the years ended December 31, 2019 and 2018, as if the aforementioned 2019 and 2018 acquisitions had occurred as of January 1, 2018 and January 1, 2017, respectively. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax expense or benefit, issuance of our common shares, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Year Ended December 31,
	2019 Pro Forma	2018 Pro Forma
	(unaudited)
	(in thousands, except per share amounts)
Total revenue	$1,059,141	$960,009
Net income (loss)	$20,000	$(15,297)
Net income (loss) per share:
Basic	$0.22	$(0.17)
Diluted	$0.21	$(0.17)

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
Disaggregation of Revenue
The following table presents our revenues disaggregated by major revenue source. Sales and usage-based taxes are excluded from revenues.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
On demand
Property management	$205,903	$186,975	$167,002
Resident services	421,075	350,457	272,176
Leasing and marketing	179,622	166,361	123,804
Asset optimization	146,976	129,916	79,640
Total on demand revenue	953,576	833,709	642,622

Professional and other	34,560	35,771	28,341
Total revenue	$988,136	$869,480	$670,963

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
Contract Balances
Contract assets generally consist of amounts recognized as revenue before they can be invoiced to clients or amounts invoiced to clients prior to the period in which the service is provided where the right to payment is subject to conditions other than just the passage of time. These contract assets are included in “Accounts receivable” in the accompanying Consolidated Financial Statements and related disclosures. Contract liabilities are comprised of billings or payments received from our clients in advance of performance under the contract. We refer to these contract liabilities as “Deferred revenue” in the accompanying Consolidated Financial Statements and related disclosures. We recognized $117.2 million of on demand revenue during the year ended December 31, 2019, which was included in the line “Deferred revenue” in the accompanying Consolidated Balance Sheets as of the beginning of the period.
Contract Acquisition Costs
We capitalize certain commissions as incremental costs of obtaining a contract with a client if we expect to recover those costs. The commissions are capitalized and amortized over a period of benefit determined to be three years. Below is a summary of our capitalized commissions costs and their respective locations in the accompanying Consolidated Balance Sheets:

	Balance Sheet Location	December 31, 2019	December 31, 2018
		(in thousands)
Capitalized commissions costs - current	Other current assets	$9,870	$6,679
Capitalized commissions costs - noncurrent	Other assets	8,463	7,757
Total capitalized commissions costs		$18,333	$14,436

Amortization of the capitalized commissions was $8.7 million and $5.4 million for the years ended December 31, 2019 and 2018, respectively. No impairment loss was recognized in relation to these capitalized costs.
Remaining Performance Obligations
Certain clients commit to purchase our solutions for terms ranging from two to seven years. We expect to recognize approximately $502.2 million of revenue in the future related to performance obligations for on demand contracts with an original duration greater than one year that were unsatisfied or partially unsatisfied as of December 31, 2019. Our estimate does not include amounts related to:

•	professional and usage-based services that are billed and recognized based on services performed in a certain period;

•	amounts attributable to unexercised contract renewals that represent a material right; or

•	amounts attributable to unexercised client options to purchase services that do not represent a material right.
We expect to recognize revenue on approximately 71.4% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter. Revenue from remaining performance obligations for professional service contracts as of December 31, 2019 was immaterial.

5. Accounts Receivable
Accounts receivable consisted of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Trade receivables from clients	$137,039	$120,767
Insurance commissions receivable	16,359	11,679
Accounts receivable, gross	153,398	132,446
Less: Allowances	(10,271)	(8,850)
Accounts receivable, net	$143,127	$123,596

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

6. Property, Equipment, and Software
Property, equipment, and software consisted of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Leasehold improvements	$70,558	$63,391
Data processing and communications equipment	77,358	68,015
Furniture, fixtures, and other equipment	35,856	33,840
Software	157,832	131,437
Property, equipment, and software, gross	341,604	296,683
Less: Accumulated depreciation and amortization	(178,322)	(143,155)
Property, equipment, and software, net	$163,282	$153,528

Depreciation and amortization expense for property, equipment, and purchased software was $30.2 million, $28.5 million, and $27.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The unamortized amount of capitalized software development costs was $66.5 million and $54.9 million at December 31, 2019 and 2018, respectively. Amortization expense related to capitalized software development costs totaled $14.8 million, $11.9 million, and $8.0 million during the years ended December 31, 2019, 2018, and 2017, respectively.

7. Leases
We adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840. Our leases are primarily comprised of real estate leases of office facilities and equipment under operating leases that expire on various dates through 2033. In May 2015, we entered into a lease agreement for office space located in Richardson, Texas to serve as our corporate headquarters and data center. The lease is for a term of twelve years, beginning in 2016, and includes optional extension periods. The lease agreement contains provisions for rent escalations over the term of the lease and leasehold improvement incentives, and is currently classified as a finance lease.

The components of lease costs for the year ended December 31, 2019 were as follows:

December 31,
2019
(in thousands)
Operating lease cost	$13,949

Finance lease cost:
Depreciation of finance lease asset	$3,969
Interest on lease liabilities	4,221
Total finance lease cost	$8,190

Rent expense for short-term leases for the year ended December 31, 2019 was not material. Rent expense for operating leases for the year ended December 31, 2018 and 2017 was $15.8 million and $13.8 million, respectively.
Supplemental balance sheet information related to leases at December 31, 2019, was as follows:

	Operating leases	Finance leases	Total leases
	(in thousands, except lease term and discount rate)
Right-of-use assets	$67,700	$54,241	$121,941

Lease liabilities, current (1)	$12,873	$3,254	$16,127
Lease liabilities, net of current portion	59,822	73,491	133,313
Total lease liabilities	$72,695	$76,745	$149,440

Weighted average remaining term (in years)	6.1	13.7
Weighted average discount rate	4.8%	5.4%

(1)	Included in the line “Accrued expenses and other current liabilities” in the accompanying Consolidated Balance Sheets.
Supplemental cash flow information related to leases for the twelve months ended December 31, 2019, was as follows, in thousands:

Cash payments for lease liabilities within operating activities:
Operating leases	$14,890
Finance leases	$4,221

At December 31, 2019, future maturities of lease liabilities due under these lease agreements were as follows for the years ending December 31, in thousands:

	Operating leases	Finance leases	Total leases
2020	$14,727	$6,819	$21,546
2021	15,585	7,504	23,089
2022	13,579	7,609	21,188
2023	11,951	7,714	19,665
2024	9,955	7,819	17,774
Thereafter	18,488	72,215	90,703
Total undiscounted lease payments	84,285	109,680	193,965
Present value adjustment	(11,590)	(32,935)	(44,525)
Present value of lease payments	$72,695	$76,745	$149,440

8. Goodwill and Identified Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2019 and 2018, were as follows, in thousands:

Balance at January 1, 2018	$751,052
Goodwill acquired	304,162
Measurement period and other adjustments	(2,095)
Balance at December 31, 2018	1,053,119
Goodwill acquired	558,977
Measurement period and other adjustments	(347)
Balance at December 31, 2019	$1,611,749

We completed our annual goodwill impairment test during the fourth quarter of the fiscal year ended December 31, 2019. Based on the results of the qualitative analysis, we concluded that there was no impairment of goodwill. No impairment of goodwill was recognized during 2018 or 2017.
Intangible assets consisted of the following at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$277,030	$(125,537)	$151,493	$207,310	$(100,445)	$106,865
Client relationships	341,438	(140,044)	201,394	264,228	(107,155)	157,073
Vendor relationships	—	—	—	5,650	(5,650)	—
Trade names	25,557	(16,928)	8,629	22,956	(10,682)	12,274
Non-compete agreements	5,273	(2,186)	3,087	4,173	(1,395)	2,778
Total finite-lived intangible assets	649,298	(284,695)	364,603	504,317	(225,327)	278,990
Indefinite-lived intangible assets:
Trade names	8,393	—	8,393	8,388	—	8,388
Total intangible assets	$657,691	$(284,695)	$372,996	$512,705	$(225,327)	$287,378

Amortization expense for finite-lived intangible assets totaled $66.0 million, $59.8 million, and $31.9 million during the years ended December 31, 2019, 2018, and 2017, respectively.
The following table sets forth the estimated amortization of intangible assets for the years ending December 31, in thousands:

2020	$79,124
2021	71,091
2022	60,529
2023	52,702
2024	47,745

In the fourth quarter of 2019, we recorded an impairment charge of $2.0 million related to certain developed technology and customer relationship intangible assets associated with our international operations based on the excess of the carrying value over its estimated fair value. Fair value was estimated using a standard valuation methodology (the income approach) incorporating management’s assumptions on revenue growth rates and discount rates. There was no remaining carrying value for these intangible assets subsequent to the impairment charge. The method utilized to estimate the fair value incorporated significant unobservable inputs, and we concluded that the measurement should be classified within Level 3 of the fair value hierarchy.
In 2018, we recorded an impairment of $2.7 million related to the indefinite-lived trade name of our 2010 acquisition of Level One, based on the excess of the carrying value over its estimated fair value.

Impairment charges for the period ended December 31, 2019 are included in “Cost of revenue” and “Sales and marketing” in the accompanying Consolidated Statements of Operations. Prior period impairment charges are included in “Sales and marketing” in the accompanying Consolidated Statements of Operations.

9. Debt
On September 5, 2019, we entered into a $1.2 billion Amended and Restated Credit Agreement (the “Amended Credit Facility”) to amend and restate our previous credit facility, originally dated as of September 30, 2014 (as previously amended, the “2014 Credit Facility”). The Amended Credit Facility was entered into by and among the Company, the lenders from time to time party thereto (the “Lenders”), and Wells Fargo Bank, National Association, as administrative agent (the “Agent”).
The Amended Credit Facility extends the maturity date of the 2014 Credit Facility from February 27, 2022 to September 5, 2024 (subject to early maturity provisions in certain circumstances, as described below), reduces our borrowing costs, provides additional borrowing capacity, and increases covenant flexibility. The Amended Credit Facility provides for the following:
Revolving Facility: The Amended Credit Facility provides $600.0 million in aggregate commitments for secured revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”). During the fourth quarter of 2019, we borrowed $230.0 million of revolving loans, the proceeds of which were used to fund acquisition activity.
Initial Term Loan: An initial term loan of $300.0 million was borrowed on the closing date for the Amended Credit Facility (the “Term Loan”). The proceeds of the Term Loan were used to repay the term loan balances outstanding under the 2014 Credit Facility.
Delayed Draw Term Loan: In December 2019, we drew funds of $300.0 million available under the delayed draw term loan (“Delayed Draw Term Loan”).
Revolving loans under the Amended Credit Facility may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan and Delayed Draw Term Loan (collectively, the “Term Loans”) are due in quarterly installments equal to an initial amount of $3.8 million, which increases to $7.5 million beginning on December 31, 2020, increases to $11.3 million beginning on December 31, 2022, and increases to $15.0 million beginning on December 31, 2023. Once repaid or prepaid, the Term Loans may not be re-borrowed. All outstanding principal and accrued but unpaid interest is due, and the commitments for the Revolving Facility terminate, on the maturity date. The Term Loans are subject to mandatory repayment requirements in the event of certain asset sales or if certain insurance or condemnation events occur, subject to customary reinvestment provisions. We may prepay the Term Loans in whole or in part at any time without premium or penalty.
Accordion Feature: The Amended Credit Facility also allows us, subject to certain conditions, to request additional term loan commitments and/or additional revolving commitments in an aggregate principal amount of up to the greater of $250.0 million or 100% of consolidated EBITDA (as defined within the agreement) for the most recent four fiscal quarters, plus an amount that would not cause our Senior Leverage Ratio (as defined below) to exceed 3.50 to 1.00.
All outstanding revolving loans and term loans under the Amended Credit Facility mature on September 5, 2024. If on or prior to August 16, 2022, we have failed to demonstrate to the Agent that we would be in compliance with each financial covenant after giving pro forma effect to the repayment in full of the Convertible Notes which mature on November 15, 2022, then the Amended Credit Facility will mature on August 16, 2022. In addition, if on any business day during the period beginning on August 16, 2022 until the Convertible Notes are paid in full, our available liquidity is less than an amount equal to 125% of the outstanding principal amount of the Convertible Notes, then amounts outstanding under the Amended Credit Facility are due the next business day.
At our option, amounts outstanding under the Amended Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.00% to 2.00%, or the Base Rate, plus a margin ranging from 0.00% to 1.00% (“Applicable Margin”). The base LIBOR is, at our discretion, equal to either one, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo's prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our Net Leverage Ratio, as defined below. Accrued interest on amounts outstanding under the Amended Credit Facility is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate and at the end of the applicable interest period in the case of loans bearing interest at the adjusted LIBOR. Unused commitments under the Revolving Facility are subject to a commitment fee to be paid in arrears on the last day of each fiscal quarter, ranging from 0.15% to 0.35% per annum determined based on our Net Leverage Ratio, as defined below.
Certain of our existing and future material domestic subsidiaries are required to guarantee our obligations under the Amended Credit Facility, and the obligations under the Amended Credit Facility are secured by substantially all of our assets and the assets of the subsidiary guarantors. The Amended Credit Facility contains customary affirmative and negative covenants. The negative covenants limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens on our assets, make investments including acquisitions, dispose of assets, or pay dividends or distributions or repurchase our stock, subject in each case to customary exceptions and qualifications. Our covenants also include requirements that we comply with the following financial ratios:
Consolidated Net Leverage Ratio: The Consolidated Net Leverage Ratio (“Net Leverage Ratio”), defined as a ratio of consolidated funded indebtedness less qualified cash and cash equivalents, each as defined in the Amended Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, as defined in the Amended Credit Facility, of no greater than 5.00 to 1.00 (or, at our election following certain material acquisitions, 5.50 to 1.00).
Consolidated Interest Coverage Ratio: The Consolidated Interest Coverage Ratio (“Interest Coverage Ratio”), defined as a ratio of the sum of the four previous fiscal quarters’ consolidated EBITDA to our interest expense for the same period, excluding non-cash interest attributable to the Convertible Notes, as defined below, of no less than 3.00 to 1.00.
Consolidated Senior Secured Net Leverage Ratio: The Consolidated Senior Secured Net Leverage Ratio (“Senior Leverage Ratio”), defined as a ratio of consolidated senior secured indebtedness less qualified cash and cash equivalents, each as defined in the Amended Credit Facility, on the last day of each fiscal quarter to the sum of the four previous consecutive fiscal quarters’ consolidated EBITDA, of no greater than 3.75 to 1.00 (or, at our election following certain material acquisitions, 4.25 to 1.00).
As of December 31, 2019, we were in compliance with the covenants under our Amended Credit Facility.
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
Changes resulting from the Amended Credit Facility qualified as modifications to our 2014 Credit Facility for purposes of determining the accounting for new and existing unamortized debt issuance and discount costs. We incurred $3.6 million in financing costs in connection with the Amended Credit Facility. Of this amount, we capitalized $1.8 million as deferred financing costs attributable to the Revolving Facility. This amount, together with the unamortized deferred financing costs from the 2014 Revolving Facility, is being amortized into interest expense ratably over the term of the new facility. We recorded $1.4 million of issuance and debt discount costs associated with the Term Loans as a reduction of the principal balance of such debt. We are amortizing this cost, together with the unamortized deferred financing costs from the 2014 Term Loans, into interest expense using the effective interest method over the term of the new facility. We also immediately recognized $0.4 million of the financing costs as a charge to interest expense.
Our 2014 Credit Facility, which was replaced by the Amended Credit Facility in September 2019, provided $350.0 million in aggregate commitments for revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans. In February 2016, we originated a term loan in the original principal amount of $125.0 million under the 2014 Credit Facility, and in December 2017, we drew funds of $200.0 million available under the delayed draw term loan portion of this agreement.
As of December 31, 2019 and 2018 we had $370.0 million and $350.0 million, respectively, of available revolving credit under the credit facilities in effect at these dates. Principal outstanding for the Revolving Facility was $230.0 million at December 31, 2019. There were no outstanding revolving borrowings at December 31, 2018. We incur commitment fees on the unused portion of the Revolving Facility. The carrying value of the Revolving Facility approximates its fair value.
Unamortized debt issuance costs for the revolving facilities in effect at December 31, 2019 and 2018 were $2.7 million and $1.3 million, respectively, and are included in the line “Other assets” in the Consolidated Balance Sheets.
Principal outstanding and unamortized debt issuance costs for the term loans were as follows at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	Term Loans
	(in thousands)
Principal outstanding	$596,250	$304,990
Unamortized issuance costs	(942)	(777)
Unamortized discount	(1,245)	(498)
Carrying value	$594,063	$303,715

The fair value of the term loans on December 31, 2019 and 2018 was $582.7 million and $298.9 million, respectively. The fair value was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities. We concluded that this fair value measurement should be categorized within Level 2.
Future maturities of principal under the Term Loans are as follows for the years ending December 31, in thousands:

Term Loans
2020	$18,750
2021	30,000
2022	33,750
2023	48,750
2024	465,000
$596,250

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
The Convertible Notes accrue interest at a rate of 1.50%, payable semi-annually on May 15 and November 15 of each year. On or after May 15, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at their option. The Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. Based on our closing stock price of $53.75 on December 31, 2019, the if-converted value exceeded the aggregate principal amount of the Convertible Notes by $97.1 million.
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
During the third quarter of 2019, we received conversion notices from certain holders with respect to an immaterial amount in aggregate principal of Convertible Notes requesting conversion as a result of the sales price condition having been met during the second quarter of 2019. In accordance with the terms of the Convertible Notes, we made cash payments of the aggregate principal amount and delivered newly issued shares of our common stock for the remainder of the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. We received shares of our common stock under the Note Hedges, as defined below, that offset the issuance of shares of common stock upon conversion of the Convertible Notes.
The net carrying amount of the Convertible Notes at December 31, 2019 and 2018, was as follows:

	December 31,
	2019	2018
	(in thousands)
Liability component:
Principal amount	$344,995	$345,000
Unamortized discount	(35,287)	(46,235)
Unamortized debt issuance costs	(4,520)	(5,922)
	$305,188	$292,843

Equity component, net of issuance costs and deferred tax:	$61,390	$61,390

The estimated fair value of the Convertible Notes at December 31, 2019 and 2018 was $486.7 million and $441.4 million, respectively. The estimated fair value is based on quoted market prices as of the last trading day of the year; however, the Convertible Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Convertible Notes could be retired or transferred. We concluded this measurement should be classified within Level 2.
The following table sets forth total interest expense related to the Convertible Notes for the year ended December 31, 2019, 2018, and 2017:

	December 31,
	2019	2018	2017
	(in thousands)
Contractual interest expense	$5,175	$5,175	$3,119
Amortization of debt discount	10,948	10,322	5,991
Amortization of debt issuance costs	1,402	1,322	766
	$17,525	$16,819	$9,876

The effective interest rate of the liability component for each of the years ended December 31, 2019, 2018, and 2017 was 5.87%.

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

10. Stock-based Expense and Employee Benefits
Stock-based Expense
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
Our board of directors periodically approves increases to the number of shares of common stock reserved for issuance under the Equity Incentive Plan. At both December 31, 2019 and 2018, there were 27.6 million shares of our common stock reserved for awards under the Equity Incentive Plan. The Plan permits the exercise of stock options and grants of restricted stock to be fulfilled through the issuance of previously authorized but unissued common stock shares, or the reissuance of shares held in treasury. We primarily utilize treasury shares when stock options are exercised or restricted stock is granted.
The following table represents a consolidated summary of our stock-based plan activity:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Total compensation expense recognized	$62,563	$50,641	$45,835
Cash proceeds related to stock-based expense transactions	$5,833	$13,163	$27,014
Aggregate grant-date fair value of shares and stock options that vested during the year	$49,229	$49,711	$48,662

Total unrecognized compensation expense related to our stock-based expense plans was $89.6 million at December 31, 2019, and is expected to be recognized over a weighted average period of 2.2 years.

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
The following table summarizes stock option transactions under our Stock Incentive Plan and Equity Incentive Plan:

	Number of Shares	Range of Exercise Prices			Weighted Average Exercise Price
Balance as of January 1, 2017	3,607,089	$2.55	–	$29.50	$19.58
Exercised	(1,344,569)	5.04	–	29.50	20.09
Forfeited/cancelled	(61,892)	15.19	–	25.70	19.66
Expired	(163)	2.55	–	2.82	2.73
Balance at December 31, 2017	2,200,465	4.28	–	29.50	19.26
Exercised	(658,564)	4.92	–	29.50	20.00
Forfeited/cancelled	(11,329)	15.19	–	25.70	18.85
Expired	(2,250)	7.00	–	7.00	7.00
Balance at December 31, 2018	1,528,322	4.28	–	29.50	18.96
Exercised	(305,030)	4.28	–	29.50	19.12
Forfeited/cancelled	(725)	18.79	–	20.34	19.79
Other	2,585	17.67	–	27.18	22.59
Balance at December 31, 2019	1,225,152	7.50	–	29.50	18.94

The below table provides information regarding outstanding stock options which were fully vested and exercisable at December 31:

	2019	2018
	Options Fully Vested & Exercisable	Options Fully Vested & Exercisable
Number of options	1,225,152	1,528,322
Weighted-average remaining contractual term (in years)	3.1	4.1
Weighted-average exercise price	$18.94	$18.96
Aggregate intrinsic value, in thousands	$42,650	$44,674

The aggregate intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017, was $12.3 million, $23.0 million, and $25.1 million, respectively. There were no stock options awarded during the years ended December 31, 2019, 2018, and 2017.
Restricted Stock Awards
Restricted stock awards entitle the holder to receive shares of our common stock as the award vests. Grants of restricted stock are classified as time-based, market-based, or performance-based depending on the vesting criteria of the award.
Time-based restricted stock awards:
Time-based restricted stock awards granted prior to February 2014, generally vest ratably over sixteen quarters following the date of grant. Awards granted during 2014 and 2015, generally vest ratably over a period of twelve quarters with the first vesting on the first day of the quarter immediately following the grant date. Beginning in 2016, awards granted generally vest ratably over a period of twelve quarters with the first vesting on the first day of the second calendar quarter immediately following the grant date. The fair value of time-based restricted stock awards is based on the closing price of our common stock on the date of grant. Compensation expense for time-based restricted stock awards is recognized over the vesting period on a straight-line basis.

A summary of time-based restricted stock award activity is presented in the table below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2017	1,633,501	$20.78
Granted	1,359,578	36.25
Vested	(953,749)	23.73
Forfeited/cancelled	(283,342)	28.01
Non-vested shares at December 31, 2017	1,755,988	30.05
Granted	1,289,866	53.26
Vested	(1,017,367)	31.92
Forfeited/cancelled	(242,675)	40.70
Non-vested shares at December 31, 2018	1,785,812	44.34
Granted	880,594	60.37
Vested	(1,036,973)	42.22
Forfeited/cancelled	(261,416)	52.53
Non-vested shares at December 31, 2019	1,368,017	54.70

Market-based restricted stock awards:
Market-based restricted stock awards become eligible for vesting upon the achievement of specific market-based conditions based on the per share price of our common stock. Shares that become eligible to vest, if any, become Eligible Shares. Eligible Shares generally vest ratably over a period of four quarters, with the first vesting on the first day of the quarter immediately after becoming Eligible Shares. Vesting is conditional upon the recipient remaining a service provider to us, as defined in the plan document, through each applicable vesting date.
A summary of market-based restricted stock award activity is presented in the table below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2017	1,564,160	$12.73
Granted	535,441	28.18
Vested	(1,407,133)	13.69
Forfeited/cancelled	(2,303)	13.34
Balance at December 31, 2017	690,165	22.76
Granted	517,364	35.66
Vested	(677,857)	23.02
Balance at December 31, 2018	529,672	35.03
Granted	489,948	38.24
Vested	(144,455)	33.37
Forfeited/cancelled	(36,703)	35.66
Balance at December 31, 2019	838,462	37.17

We estimate the fair value of market-based restricted stock awards using a discrete model to analyze the fair value of the subject shares. The discrete model utilizes multiple stock price-paths, through the use of a Monte Carlo simulation, which are then analyzed to determine the fair value of the subject shares. The weighted average of assumptions used to value awards granted during 2019, 2018, and 2017 were as follows:

	2019	2018	2017
Risk-free interest rate	2.5%	2.5%	1.8%
Expected volatility	29.6%	31.2%	31.6%

Risk-free interest rate. We estimate the risk-free rate from the U.S. Treasury strip note yield curve for the period corresponding to the expiration date of the grant as of the valuation date.
Expected volatility. We estimate expected volatility based on our historic and implied volatility rate.

Expense related to the market-based restricted stock awards is recognized over the requisite service period using the graded-vesting attribution method. The requisite service period is a measure of the expected time to achieve the specified market condition plus the time-based vesting period. The expected time to achieve the market condition is estimated utilizing a Monte Carlo simulation, considering only those stock price-paths in which the market condition is achieved. The estimated requisite service period for market-based restricted stock shares issued in 2019 ranged from two to twelve quarters. Market-based restricted stock awards granted in 2018 had requisite service periods ranging from six to ten quarters.
Deferred restricted stock awards:
Certain of our acquisitions include restricted stock award agreements for obligations denominated in fixed dollar amounts, subject to continued post-acquisition employment services, and in some cases, the achievement of performance targets for periods ranging from 2020 through 2022. As of December 31, 2019, the estimated intrinsic value of these awards was $22.7 million. The number of restricted shares to be granted will be determined at future dates, based on continued employment services and in some cases the achievement of the performance targets within each agreement, and our share price on the date of satisfaction of the requirements. Awards subject solely to continued post-acquisition employment generally vest ratably over twelve quarters beginning the quarter subsequent to the first anniversary of the acquisition date, while awards subject to performance criteria and continued post-acquisition employment cliff vest at the end of the performance criteria measurement periods. These awards are accounted for under the liability method. For awards subject to performance criteria, we reassess the likelihood of the performance criteria being met at each reporting date based on our expectations of future operating results, and adjust the total compensation expense to be recognized over the vesting period. A fair value liability is recognized as compensation expense is recorded, and is included within “Accrued expenses and other current liabilities” and “Other long-term liabilities” within our Consolidated Balance Sheets. Upon the issuance of these restricted shares the fair value liability will be reclassified to additional paid-in capital.
For the period ended December 31, 2019, the total fair value and compensation expense recognized for these liability awards was $2.2 million. Total unrecognized compensation expense for these awards was $20.7 million at December 31, 2019, and is expected to be recognized over a weighted average period of 3.3 years. Compensation expense for deferred restricted stock arrangements prior to 2019 was de minimis.
Employee Benefit Plans
In 1998, our board of directors approved a defined contribution plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code. Our 401(k) Plan (“Plan”) covers substantially all employees who meet a minimum service requirement. Contributions of $4.5 million, $4.2 million, and $2.9 million were made by us under the Plan for the years ended December 31, 2019, 2018, and 2017, respectively.

11. Commitments and Contingencies
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2019 or 2018.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of December 31, 2019 or 2018.

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
At December 31, 2019 and 2018, we had accrued amounts for estimated settlement losses related to legal matters. We do not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
We are involved in other legal proceedings and claims, including purported class action lawsuits, not described above that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
Other Matters
During May 2018, we were the subject of a targeted email phishing campaign that led to a business email compromise, pursuant to which an unauthorized party gained access to an external third party system used by a subsidiary that we acquired in 2017. The incident resulted in the diversion of approximately $6.0 million, net of recovered funds, intended for disbursement to three clients. We immediately restored all funds to the client accounts.
We maintain insurance coverage to limit our losses related to criminal and network security events. During January 2019, we received approximately $1.0 million from our primary insurance carrier as a partial repayment toward our losses from the business email compromise. We intend to vigorously pursue repayment of the remaining losses under such insurance coverage. Due to the uncertainty regarding timing and full collectability of the loss, we recorded an allowance of $5.0 million for the remaining amount of the loss during the fourth quarter of 2018. We also incurred an additional $0.4 million in related expenses. These charges are included in the line “General and administrative” in the accompanying Consolidated Statements of Operations.

12. Net Income per Share
Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. Included within net income per share is the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents of approximately 149,000, 286,000, and 193,000 were excluded from the dilutive shares outstanding because their effect was anti-dilutive for the years ended December 31, 2019, 2018, and 2017, respectively.
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
The Warrants sold in connection with the issuance of the Convertible Notes are considered to be dilutive when the average price of our common stock during the period exceeds the Warrants’ strike price of $57.58 per share. The effect of the additional shares that may be issued upon exercise of the Warrants is included in total dilutive weighted average shares outstanding using the treasury stock method and is shown in the table below. The Note Hedges purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. Refer to Note 9 for further discussion regarding the Convertible Notes.
We exclude common shares subject to a holdback pursuant to business combinations from the calculation of basic weighted average shares outstanding where the release of such shares is contingent upon an event not solely subject to the passage of time. As of December 31, 2019 and 2018, there were approximately 163,000 and 196,000, respectively, contingently returnable shares related to our acquisitions of ClickPay and BluTrend which were excluded from the computation of basic net income per share as these shares are subject to sellers’ indemnification obligations and are subject to a holdback. There were no contingently returnable shares as of December 31, 2017. Dilutive common shares outstanding include the weighted average contingently issuable shares discussed above that are subject to a holdback. These shares are subject to release to the sellers on the second anniversary dates of the acquisitions which are contingent on the sellers’ indemnification obligations.

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income	$58,208	$34,725	$377
Denominator:
Basic:
Weighted average shares used in computing basic net income per share:	92,017	87,290	79,433
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	1,368	2,032	2,884
Convertible Notes and Warrants	2,675	1,948	81
Contingently issuable shares in connection with our acquisitions	222	261	—
Weighted average shares used in computing diluted net income per share:	96,282	91,531	82,398
Net income per share:
Basic	$0.63	$0.40	$0.00
Diluted	$0.60	$0.38	$0.00

13. Income Taxes
The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Domestic	$60,024	$32,190	$12,424
Foreign	534	2,110	2,817
Total	$60,558	$34,300	$15,241

Our income tax expense (benefit) consisted of the following components:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$(1,769)	$666	$36
State	478	295	578
Foreign	1,536	738	313
Total current income tax expense	245	1,699	927
Deferred:
Federal	3,284	(1,543)	14,620
State	366	(255)	(900)
Foreign	(1,545)	(326)	217
Total deferred income tax expense (benefit)	2,105	(2,124)	13,937
Total income tax expense (benefit)	$2,350	$(425)	$14,864

The reconciliation of our income tax expense computed at the U.S. federal statutory tax rate to the actual income tax expense is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Expense derived by applying the Federal income tax rate to income before income taxes	$12,717	$7,203	$5,335
State income tax, net of federal benefit	728	(204)	135
Foreign income tax	63	26	(631)
Change in valuation allowance	(91)	734	—
Nondeductible officer compensation	1,329	1,092	431
Other nondeductible expenses	1,095	1,095	1,175
Stock-based expense	(2,142)	(11,788)	(19,080)
Research and development credit	(10,765)	—	—
Federal income tax rate reduction	—	—	25,070
Deemed repatriation of foreign earnings	—	—	2,211
Base erosion and anti-abuse tax	(1,117)	1,117	—
Other	533	300	218
Total income tax expense (benefit)	$2,350	$(425)	$14,864

Our effective tax rate of 3.9% for the year ended December 31, 2019 was higher than our effective tax rate of (1.2)% for the year ended December 31, 2018 primarily due to lower excess tax benefits realized from stock-based compensation offset in part by benefits from federal and state research and development credits from a study conducted during the quarter ended December 31, 2019 for tax years 2013 through 2018 and the reversal of estimated base erosion and anti-avoidance tax (“BEAT”) accrued during 2018 pursuant to the 2017 U.S. tax reform commonly known as the Tax Cuts and Jobs Act (“TCJA”). During the quarter ended June 30, 2019, we completed a review of certain U.S. tax reform elements primarily related to BEAT and verified the existence of required information to confirm our eligibility for certain exceptions allowed under the BEAT provisions. As a result, we determined that we no longer had liability related to the BEAT as clarified in additional guidance from proposed regulations issued on December 13, 2018 and finalized on December 6, 2019.
Our effective tax rate of 97.5% for the year ended December 31, 2017 was higher than the rate for 2018 primarily as a result of significant changes to the Internal Revenue Code resulting from the TCJA which was signed into law on December 22, 2017. Changes included, but were not limited to, a federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As a result of the TCJA, we recorded $25.1 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted, to reduce the carrying value of our net deferred tax assets to reflect the lower U.S. federal corporate tax rate. We also recognized tax expense of $2.2 million as a result of the deemed repatriation of foreign earnings.
Under the TCJA, we are also subject to current tax on Global Intangible Low-Taxed Income (“GILTI”) earned by foreign subsidiaries. The FASB Staff Q&A Topic No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election either to recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We are electing to recognize GILTI as a period expense in the period the tax is incurred.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations where a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In accordance with SAB 118, we determined in 2017 that the $25.1 million of deferred tax expense recorded in connection with the remeasurement of our net deferred tax assets and the $2.2 million of tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings were provisional amounts and were reasonable estimates at December 31, 2017. In 2018, we completed our assessment of the effects of the adoption of the TCJA. There were no material changes to our original estimates.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Reserves, deferred revenue and accrued liabilities	$8,015	$17,120
Stock-based expense	8,635	8,408
Lease liabilities	31,686	—
Net operating loss carryforwards and tax credits	69,043	56,210
Deferred tax assets before valuation allowance	117,379	81,738
Valuation allowance	(1,233)	(1,251)
Total deferred tax assets, net of valuation allowance	116,146	80,487
Deferred tax liabilities:
Property, equipment, and software	(16,270)	(16,810)
Right-of-use assets	(25,412)	—
Intangible assets	(30,914)	(13,580)
Other	(12,091)	(7,495)
Total deferred tax liabilities	(84,687)	(37,885)
Net deferred tax assets(1)	$31,459	$42,602

(1) Includes net deferred tax assets and liabilities from the acquisition of Buildium, LLC and Investor Management Services, LLC discussed in Note 3.

We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. We had valuation allowances against certain deferred tax assets of $1.2 million and $1.3 million as of December 31, 2019 and 2018, respectively. In 2019, we eliminated $0.8 million of valuation allowance related to stock compensation as well as the underlying deferred tax asset related to stock-based expense as we do not expect to realize these assets in the future. In 2019, we recognized additional valuation allowance of $0.2 million against net operating losses in a UK subsidiary, and $0.5 million against certain deferred tax assets associated with capital loss carryforwards.
As of December 31, 2019, our federal, state, and international net operating loss (“NOL”) carryforwards are $237.7 million, $97.7 million, and $8.4 million, respectively. These carryforwards combined with federal, state and international tax credits of $12.7 million comprise a major component of our deferred tax assets. If not used, the underlying federal NOLs will begin to expire in 2026. The state NOLs will begin to expire in 2020, with approximately $1.1 million expiring in the next five years. If not used, $0.1 million of our tax credits will expire in 2026, and the remaining credits will begin to expire in 2034. Approximately $0.7 million of our tax credits will be fully realizable by 2021. Our NOL carryforward balance partially consists of $54.1 million subject to Section 382 limitations, as these balances were generated by subsidiaries prior to our acquiring them as part of current and previous stock acquisitions. If unused, these NOLs begin to expire in 2026.
Our subsidiary in Hyderabad, India benefits from a tax holiday under the Special Economic Zone program. This benefit was initially granted on July 8, 2013 and applies to a portion of our operations in this location. The benefit was reduced from a 100% tax holiday to a 50% tax holiday in April 2018 and is set to expire in April 2023. We realized tax savings of $0.4 million, $0.1 million, and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively, from the tax holiday.
Our subsidiary in Manila, Philippines benefits from income tax holiday incentives pursuant to registration with the Philippine Economic Zone Authority (“PEZA”). Tax savings realized under the Philippine tax holiday incentives were $0.1 million, $0.3 million, and $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. The income tax holiday is set to expire in June 2021.
Uncertain Tax Positions
At December 31, 2019 and 2018, we had no unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized income tax benefits in income tax expense, and as of December 31, 2019 and 2018, there were no accrued interest and penalties.
We file consolidated and separate tax returns in the U.S. and seven foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2016 and are no longer subject to state and local income tax examinations by tax authorities for years before 2015; however, net operating losses from all years continue to be subject to examinations and adjustments for at least three years following the year in which the attributes are used.
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

14. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis:
Interest rate swap agreements: The fair value of our interest rate derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
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
Foreign currency forward contracts: We enter into foreign exchange currency contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, and the future payment of operating expenses by certain of our non-U.S. subsidiaries. The fair values of our foreign exchange currency contracts are based on quoted foreign exchange forward rates at the reporting date and are classified within Level 2 of the fair value hierarchy.
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
At December 31, 2019, the contingent consideration obligation consisted of a potential obligation related to our Hipercept acquisition. The fair value for this contingent consideration obligation is estimated using a probability weighted discount model which considers the achievement of the conditions upon which the contingent obligation is dependent. The probability of achieving the specified conditions is generally assessed by applying a Monte Carlo weighted-average model. Inputs into the valuation model include a discount rate specific to the acquired entity, a measure of the estimated volatility, and the risk free rate of return, which for the period ended December 31, 2019 were 13.2%, 11.7% and 1.6%, respectively.
At December 31, 2018, the contingent consideration obligation consisted of a potential obligation related to our LeaseLabs acquisition. During the second quarter of 2019, we paid the contingent consideration obligation related to our LeaseLabs acquisition for $6.0 million.

The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, by the fair value hierarchy levels as described above:

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Foreign currency forward contracts (1)	$237	$—	$237	$—
Total assets measured at fair value	$237	$—	$237	$—

Liabilities:
Interest rate swap agreements	$2,193	$—	$2,193	$—
Foreign currency forward contracts	14	—	14	—
Contingent consideration related to the acquisition of:
Hipercept	6,536	—	—	6,536
Total liabilities measured at fair value	$8,743	$—	$2,207	$6,536
(1) The fair value of foreign currency forward contracts include those designated as cash flow hedge instruments and those designated as balance sheet hedge instruments.

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swap agreements	$923	$—	$923	$—
Total assets measured at fair value	$923	$—	$923	$—

Liabilities:
Interest rate swap agreements	$413	$—	$413	$—
Contingent consideration related to the acquisition of:
LeaseLabs	6,000	—	—	6,000
Total liabilities measured at fair value	$6,413	$—	$413	$6,000

There were no transfers between Level 1 and Level 2, or between Level 2 and Level 3 measurements during the years ended December 31, 2019 and 2018.
Changes in the fair value of Level 3 measurements for the reporting periods were as follows during the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$6,000	$414
Initial contingent consideration fair value	6,700	7,000
Settlements through cash payments	(5,963)	(247)
Net gain on change in fair value	(201)	(1,167)
Balance at end of period	$6,536	$6,000
Gains and losses resulting from changes in the fair value of the above liabilities are included in “General and administrative” expense in the accompanying Consolidated Statements of Operations.

Assets and liabilities measured at fair value on a non-recurring basis:
CompStak
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
In June 30, 2019, we invested an additional $1.8 million in CompStak. The carrying value of this investment at December 31, 2019 and 2018 was $7.4 million and $3.0 million, respectively, and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
WayBlazer
In January 2018, we paid $2.0 million in cash in return for a convertible promissory note (“Note”) from WayBlazer, Inc. (“WayBlazer”), which was an unrelated company that specialized in an artificial intelligence platform for the travel industry. During 2018, WayBlazer voluntarily filed Chapter 7 bankruptcy and ceased all operations. We were unable to determine the fair value of a recovery, if any, and therefore determined our investment in WayBlazer to be fully impaired, resulting in a non-operating loss of $2.0 million recognized in “Interest expense and other, net” in the accompanying Consolidated Statements of Operations.
Refer to Note 8 for further information about assets measured at fair value on a non-recurring basis at December 31, 2019 and 2018. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2019 and 2018.

15. Stockholders’ Equity
Stock Repurchase Program
In October 2018, our board of directors approved a share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program expired on October 25, 2019. In November 2019, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program is effective through November 7, 2020.
Shares repurchased under the stock repurchase program are retired. Repurchase activity during the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Number of shares repurchased	158,971	599,664	—
Weighted-average cost per share	$53.41	$46.83	$—
Total cost of shares repurchased, in thousands	$8,491	$28,082	$—

Shelf Registration and Public Offering
On May 21, 2018, we filed a shelf registration statement on Form S-3 (File No. 333-225074) with the SEC, which became effective upon filing. The shelf registration allows us to sell, from time to time, an unspecified number of shares of common stock; shares of preferred stock; debt securities; warrants to purchase shares of common stock, preferred stock, or other securities; purchase contracts; and units representing two or more of the foregoing securities.
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

16. Derivative Financial Instruments and Hedging Activities
Cash Flow Hedges
Interest Rate Swap Agreements
We are exposed to interest rate risk on our variable rate debt. We have entered into interest rate swap agreements to effectively convert portions of our variable rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with our variable rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. These derivative instruments are designated as cash flow hedges, as defined in ASC 815, and are assessed for effectiveness against the underlying exposure every reporting period.
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
The changes in the fair value of the Swap Agreements is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to the Swap Agreements will be reclassified to “Interest expense and other, net” in the accompanying Consolidated Statements of Operations as interest payments are made on our variable rate debt.
Foreign Currency Forward Contracts
We are exposed to market risk that includes changes in foreign exchange rates. We have operations in certain foreign countries where the functional currency is the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. As of December 31, 2019, we have entered into a series of foreign exchange forward contracts with a total notional amount of $15.0 million to hedge the effect of adverse fluctuations in foreign currency exchange rates for the Indian rupee and Philippines peso. These contracts are designated as cash flow hedges, as defined by ASC 815, of forecasted transactions, are intended to offset the impact of exchange rate fluctuations on future operating costs, and are scheduled to mature within twelve months.
The changes in the fair value of these contracts are initially reported in accumulated other comprehensive income and are subsequently reclassified into “Cost of revenue” and “Operating expenses” in the accompanying Consolidated Statements of Operations in the same period that the hedge transaction affects earnings.
The table below presents the fair value of the derivative instruments designated as cash flow hedges as well as their classification in the Consolidated Balance Sheets as of December 31, 2019 and 2018:

		Fair Value at
	Balance Sheet Location	December 31, 2019	December 31, 2018
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Assets:
Interest rate swaps	Other assets	$—	$923
Foreign currency forward contracts	Other current assets	217	—
Total derivative assets		$217	$923
Liabilities:
Interest rate swaps	Other long-term liabilities	$2,193	$413
Foreign currency forward contracts	Other current liabilities	14	—
Total derivative liabilities		$2,207	$413

As of December 31, 2019, we have not posted any collateral related to our derivative instruments. If we had breached any of the default provisions at December 31, 2019, we could have been required to settle our obligations under the agreements at their termination value of $2.0 million.

The table below presents the amount of gains and losses related to the derivative instruments and their location in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2019, 2018 and 2017:

Derivatives designated as cash flow hedging instruments:	Gain (Loss) Recognized in OCI				Gain Recognized in Income
Year ended December 31,	2019	2018	2017	Location of Gain (Loss) Recognized in Income	2019	2018	2017
Swap agreements, net of tax	$(1,477)	$61	$318	Interest expense and other	$403	$613	$77
Foreign currency forward contracts, net of tax	244	—	$—	Cost of revenue and operating expenses	74	—	—
As of December 31, 2019, we estimate that $0.9 million of the net loss related to derivatives designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.
Gains and losses on our cash flow hedges are net of income tax expense (benefit) of $0.9 million, $0.2 million, and $(0.1) million during the years ended December 31, 2019, 2018, and 2017, respectively.
Balance Sheet Hedges
We also enter into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily associated with our lease liabilities. These forward contracts are not designated for hedge accounting treatment, therefore, the change in fair value of these derivatives is recorded as a component of “General and administrative” in the accompanying Consolidated Statements of Operations and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in “General and administrative”. As of December 31, 2019, the notional amounts of outstanding foreign currency contracts entered into under our balance sheet hedge program was $2.8 million. The effect of derivatives not designated as hedge instruments for the year ended December 31, 2019 was de minimis.

17. Customer Deposits Held in Restricted Accounts
In connection with our payment processing services, we collect tenant funds and subsequently remit these tenant funds to our clients after varying holding periods. These funds are settled through our Originating Depository Financial Institution (“ODFI”) custodial accounts at major banks. The ODFI custodial account balance was $222.4 million and $132.2 million, and the related client deposit liability was $222.4 million and $132.2 million at December 31, 2019 and 2018, respectively. The ODFI custodial account balances are included in our Consolidated Balance Sheets as restricted cash. The corresponding liability for these custodial balances is reflected as client deposits. In connection with the timing of our payment processing services, we are exposed to credit risk in the event of nonperformance by other parties, such as returned checks. We utilize credit analysis and other controls to manage the credit risk exposure. We have not experienced any material credit losses to date. Any expected losses are included in our allowance for doubtful accounts. The ODFI custodial accounts are in the name of RealPage wholly-owned subsidiaries. The obligations under the ODFI custodial account agreements are guaranteed by us.
We offer invoice processing services to our clients as part of our overall utility management solution. This service includes the collection of invoice payments from our clients and the remittance of payments to the utility company. We had $14.7 million and $15.1 million in restricted cash and $14.7 million and $15.1 million in client deposits related to these services at December 31, 2019 and 2018, respectively.
In connection with our renter insurance products, we collect premiums from policy holders and subsequently remit the premium, net of our commission, to the underwriter. We maintain separate accounts for these transactions. We had $6.2 million and $7.3 million in restricted cash related to these renter insurance products at December 31, 2019 and 2018, respectively. Related to these renter insurance products, we had $6.2 million and $7.3 million in client deposits at December 31, 2019 and 2018, respectively.

18. Selected Quarterly Financial Data (unaudited)
The following is unaudited quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue:
On demand	$246,235	$245,637	$235,185	$226,519	$218,051	$215,413	$206,945	$193,300
Professional and other	8,532	9,565	8,676	7,787	8,923	9,540	9,307	8,001
Total revenue	254,767	255,202	243,861	234,306	226,974	224,953	216,252	201,301
Gross profit	143,008	146,104	138,253	134,598	129,482	130,467	125,183	120,169
Net income	20,169	11,704	15,063	11,272	6,272	9,073	8,479	10,901

Net income per share attributable to common stockholders:
Basic	$0.22	$0.13	$0.16	$0.12	$0.07	$0.10	$0.10	$0.13
Diluted	0.21	0.12	0.16	0.12	0.07	0.09	0.09	0.13

The above quarterly financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein.

19. Subsequent Events
Modern Message
On January 22, 2020, we entered into an Agreement and Plan of Merger, by which we acquired all of the outstanding stock of Modern Message Inc., a provider of resident engagement solutions to the multifamily housing industry. Aggregate purchase consideration was $65.2 million, comprised of $63.4 million paid at closing and deferred cash obligations of up to $1.8 million, subject to working capital adjustments. The deferred cash obligations are subject to indemnification claims and will be released in part on the first anniversary of the closing with the remainder released on the second anniversary of closing. In addition, the purchase agreement provides for at least $10.0 million of management incentives that may be paid in cash or stock, and which require post-acquisition employment services over a period of three years.
Due to the timing of this acquisition, certain disclosures required by ASC 805, including the allocation of the purchase price, have been omitted because the initial accounting for the business combination was incomplete as of the filing date of this report. Such information will be included in a subsequent Quarterly Report on Form 10-Q.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of certain individual control deficiencies related to our information technology general controls (“ITGCs”) that, when viewed in combination, aggregated to the material weakness described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
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
Under supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 framework). Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain businesses which we acquired during 2019 (i.e. LeaseTerm Solutions, Hipercept, Simple Bills, IMS, and Buildium), which businesses are included in our 2019 Consolidated Financial Statements.

•	LeaseTerm Solutions constituted approximately 1% of our consolidated total assets as of December 31, 2019, and less than 1% of our consolidated total revenues for the year then ended.

•	Hipercept constituted approximately 1% of our consolidated total assets as of December 31, 2019, and less than 1% of our consolidated total revenues for the year then ended.

•	Simple Bills constituted less than 1% of our consolidated total assets as of December 31, 2019, and less than 1% of our consolidated total revenues for the year then ended.

•	IMS constituted approximately 2% of our consolidated total assets as of December 31, 2019, and less than 1% of our consolidated total revenues for the year then ended.

•	Buildium constituted approximately 20% of our consolidated total assets as of December 31, 2019, and less than 1% of our consolidated total revenues for the year then ended.
Based on our evaluation using criteria set by COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As part of our evaluation, management has identified certain individual control deficiencies related to our ITGCs that, when viewed in combination, aggregated to a material weakness. Specifically, we did not maintain effective controls over user access to certain IT systems and related changes to IT programs and data, and, as a result, the effective functioning of certain process-level automated and IT-dependent controls may have been affected. The material weakness did not result in any financial statement modifications, and there have been no changes to our previously disclosed financial results.

The effectiveness of internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which is stated in their report included in Part II Item 8 of this Annual Report on Form 10-K.
Remediation Plan
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
We have completed certain of such remediation activities as of the date of this report and believe that we have strengthened our ITGCs to address the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process as early as practicable in 2020.
Changes in Internal Controls
There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 13. Certain Relationships, and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to RealPage’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
REALPAGE, INC.
December 31, 2019
(in thousands)
Accounts receivable allowances

	Balance at Beginning of Year	Adoption of ASC 606	Additions Charged to Income (2)	Deductions (3)	Balance at End of Year
Year ended December 31:
2017	$2,468	$—	$4,458	$(2,975)	$3,951
2018 (1)	3,951	4,702	17,180	(16,983)	8,850
2019	8,850	—	22,718	(21,297)	10,271
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

(2)	Allowance for doubtful accounts are charged to expense. Credit accommodations are charged to revenue.

(3)	Applied credits and uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
2.1	Acquisition Agreement dated April 19, 2018 by and among the Registrant and each of the holders of outstanding membership units of NovelPay LLC, a Delaware limited liability company, other than those owned by ClickPay Services, Inc., a Delaware corporation, and NP Representative, LLC, a Delaware limited liability company, solely in its capacity as the Sellers’ Representative**	10-Q	5/10/2018	2.1
2.2	Agreement and Plan of Merger by and among the Registrant, RP Newco XXIII Inc., a Delaware corporation and wholly-owned subsidiary of Registrant, RP Newco XXIV Inc., a Delaware corporation and wholly-owned subsidiary of Registrant, ClickPayServices, Inc., a Delaware corporation and NP Representative, LLC, a Delaware limited liability company, solely in its capacity as the Sellers’ Representative**	10-Q	5/10/2018	2.2
2.3	Agreement and Plan of Merger dated October 11, 2018 between Registrant and RP Newco XXVI Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant, Rentlytics, Inc., a Delaware corporation, each of the equityholders of Rentlytics who executed the Agreement and Plan of Merger and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the Equityholders’ Representative**	10-K	2/27/2019	2.3
2.4
Agreement and Plan of Merger by and among the Registrant, RP Newco XXIX LLC, a Delaware limited liability company, Buildium, LLC, a Delaware limited liability company (“Buildium”), Sumeru Equity Partners Fund L.P., a Delaware limited partnership (“SEP”), K1 Private Investors, L.P., a Delaware limited partnership (“K1 PI”), K1 Private Investors (A), L.P., a Delaware limited partnership (“K1 PI(A)”), K1PI(A) and together with K1 PI, “K1”), and SEP, solely in its capacity as the Securityholders’ Agent **
					X
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/6/2018	3.1
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7
4.8	Description of Registered Securities				X
10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers	S-1	4/29/2010	10.1
10.2	Amended and Restated 1998 Stock Incentive Plan (June 2010)+	S-1	6/7/2010	10.2G

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
10.3	Form of Stock Option Agreement approved for use under the 1998 Stock Incentive Plan+	S-1	4/29/2010	10.2A
10.4	Forms of Stock Option Agreements and Restricted Share Agreements approved for use under the 1998 Stock Incentive Plan+	S-1	6/7/2010	10.2E, 10.2F, 10.2H
10.5	2010 Equity Incentive Plan, as Amended and Restated June 4, 2014+	DEF-14A	4/17/2014	Appendix A
10.6	First Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	1/21/2015	10.1
10.7	Second Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	4/7/2015	10.1
10.8	Third Amendment to the Amended and Restated 2010 Equity Incentive Plan+	10-Q	5/6/2016	10.1
10.9	Fourth Amendment to the RealPage, Inc. 2010 Equity Incentive Plan, as amended and restated, dated February 16, 2017+	10-Q	5/8/2017	10.5
10.10	Fifth Amendment to the RealPage, Inc. 2010 Equity Incentive Plan, as amended and restated, dated February 21, 2019+	10-Q	5/8/2019	10.5
10.11	Forms of Stock Option Award Agreements and Restricted Stock Award Agreements approved for use under the 2010 Equity Incentive Plan+	S-8	8/17/2010	4.6, 4.7, 4.8, 4.9
10.12	Form of Stock Option Award Agreement between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.1
10.13	Form of Stock Option Award Agreement between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.2
10.14	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.3
10.15	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.4
10.16	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.4
10.17	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.5
10.18	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.6
10.19	Form of 2019 Management Incentive Plan+	10-Q	5/8/2019	10.6
10.20	Amended and Restated Employment Agreement between the Registrant and Stephen T. Winn dated as of October 26, 2016+	8-K	10/31/2016	10.1
10.21	Amended and Restated Employment Agreement between the Registrant and William Chaney dated as of March 1, 2015+	8-K	3/5/2015	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
10.22	Transition Agreement between the Registrant and William Chaney dated as of January 13, 2020+				X
10.23	Employment Agreement between the Registrant and David Monk, dated May 1, 2015+	10-Q	8/7/2015	10.18
10.24	Employment Agreement between the Registrant and Ashley Glover, dated August 3, 2016+	10-Q	11/8/2016	10.2
10.25	Exhibit I to the Employment Agreement between the Registrant and Ashley Glover referenced herein as Exhibit 10.24+	10-Q	5/6/2016	10.4
10.26	Exhibit II to the Employment Agreement between the Registrant and Ashley Glover referenced herein as Exhibit 10.24+	10-Q	5/6/2016	10.5
10.27	Transition Agreement between the Registrant and Andrew Blount dated December 31, 2019+				X
10.28	Employment Agreement between the Registrant and Thomas C. Ernst, Jr., dated January 7, 2019+	10-K	2/27/2019	10.33
10.29	Exhibit I to the Employment Agreement between the Registrant and Thomas C. Ernst, Jr. referenced herein as Exhibit 10.28+	10-Q	5/6/2016	10.4
10.30	Exhibit II to the Employment Agreement between the Registrant and Thomas C. Ernst Jr. referenced herein as Exhibit 10.28+	10-Q	5/6/2016	10.5
10.31	Employment Agreement between the Registrant and Kandis Thompson, dated January 7, 2019+	10-K	2/27/2019	10.36
10.32	Transition Agreement between the Registrant and Kandis Thompson dated as of December 29, 2019+				X
10.33	Employment Agreement between the Registrant and Brian Shelton, dated January 2, 2020+				X
10.34	Employment Agreement between the Registrant and Mike Britti, dated January 13, 2020+				X
10.35	Employment Agreement between the Registrant and Barry Carter, dated January 13, 2020+				X
10.36	Employment Agreement between the Registrant and Kurt Twining, dated March 1, 2015+				X
10.37	Lease Agreement dated June 2, 2015 by and between the Registrant and Lakeside Campus Partners, LP	8-K	6/4/2015	10.1
10.38	First Amendment to the Lease Agreement dated July 27, 2015 by and between the Registrant and Lakeside Campus Partners, LP	10-Q	8/7/2015	10.20
10.39	Second Amendment to the Lease Agreement dated July 8, 2016 by and between the Registrant and Lakeside Campus Partners, LP	10-Q	11/8/2016	10.1
10.40	Amended and Restated Credit Agreement by and among the Registrant, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, dated September 5, 2019	10-Q	11/8/2019	10.1
10.41	Amended and Restated Guaranty Agreement by and among the Registrant and certain domestic subsidiaries of the Registrant in favor of Wells Fargo Bank, National Association, as administrative agent, dated September 5, 2019	10-Q	11/8/2019	10.2
10.42	Amended and Restated Collateral Agreement by and among the Registrant and certain of its subsidiaries in favor of Wells Fargo Bank, National Association, as administrative agent, dated September 5, 2019	10-Q	11/8/2019	10.3

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith.

**	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richardson, State of Texas, on this 2nd day of March, 2020.

REALPAGE, INC.

By:	/s/ Stephen T. Winn
Stephen T. Winn
Chairman of the Board of Directors, Chief Executive Officer,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen T. Winn Stephen T. Winn	Chairman of the Board of Directors, Chief Executive Officer, President and Director (Principal Executive Officer)	March 2, 2020

/s/ Thomas C. Ernst, Jr. Thomas C. Ernst, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2020

/s/ Brian D. Shelton Brian D. Shelton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020

/s/ Alfred R. Berkeley Alfred R. Berkeley	Director	March 2, 2020

/s/ Peter Gyenes Peter Gyenes	Director	March 2, 2020

/s/ Scott S. Ingraham Scott S. Ingraham	Director	March 2, 2020

/s/ Dana S. Jones Dana S. Jones	Director	March 2, 2020

/s/ Charles F. Kane Charles F. Kane	Director	March 2, 2020

/s/ Jeffrey T. Leeds Jeffrey T. Leeds	Director	March 2, 2020

/s/ Jason A. Wright Jason A. Wright	Director	March 2, 2020