Form 10-Q
period 2020-03-31
RealPage, Inc.
filed 2020-05-08
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34846

RealPage, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2788861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Lakeside Boulevard, Richardson, Texas 75082-4305
(Address of principal executive offices)
(Zip Code)
(972) 820-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	RP	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 24, 2020
Common Stock, $0.001 par value	96,206,957

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,309	$197,154
Restricted cash	241,310	243,323
Accounts receivable, less allowances of $10,622 and $10,271 at March 31, 2020 and December 31, 2019, respectively	131,613	143,127
Prepaid expenses	26,886	24,539
Other current assets	27,519	27,387
Total current assets	611,637	635,530
Property, equipment, and software, net	165,957	163,282
Right-of-use assets	118,741	121,941
Goodwill	1,663,142	1,611,749
Intangible assets, net	369,942	372,996
Deferred tax assets, net	34,249	33,812
Other assets	28,819	30,507
Total assets	$2,992,487	$2,969,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,210	$40,092
Accrued expenses and other current liabilities	87,337	89,038
Current portion of deferred revenue	137,904	134,148
Current portion of term loans	22,500	18,750
Customer deposits held in restricted accounts	241,759	243,316
Total current liabilities	529,710	525,344
Deferred revenue	4,490	4,793
Revolving facility	230,000	230,000
Term loans, net	567,942	575,313
Convertible notes, net	308,389	305,188
Lease liabilities, net of current portion	131,099	133,313
Other long-term liabilities	30,014	22,940
Total liabilities	1,801,644	1,796,891
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value: 250,000,000 shares authorized, 96,288,420 and 96,100,296 shares issued and 96,277,515 and 94,744,157 shares outstanding at March 31, 2020 and December 31, 2019, respectively	96	96
Additional paid-in capital	1,199,209	1,222,356
Treasury stock, at cost: 10,905 and 1,356,139 shares at March 31, 2020 and December 31, 2019, respectively	(104)	(39,483)
Accumulated deficit	(2,090)	(7,695)
Accumulated other comprehensive loss	(6,268)	(2,348)
Total stockholders’ equity	1,190,843	1,172,926
Total liabilities and stockholders’ equity	$2,992,487	$2,969,817
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
On demand	$268,471	$226,519
Professional and other	8,202	7,787
Total revenue	276,673	234,306
Cost of revenue	108,910	90,194
Amortization of product technologies	13,772	9,514
Gross profit	153,991	134,598
Operating expenses:
Product development	31,548	29,897
Sales and marketing	54,657	44,823
General and administrative	40,528	28,143
Amortization of intangible assets	11,419	9,836
Total operating expenses	138,152	112,699
Operating income	15,839	21,899
Interest expense and other, net	(12,735)	(5,980)
Income before income taxes	3,104	15,919
Income tax (benefit) expense	(2,501)	4,647
Net income	$5,605	$11,272

Net income per share attributable to common stockholders:
Basic	$0.06	$0.12
Diluted	$0.06	$0.12
Weighted average common shares outstanding:
Basic	92,654	91,490
Diluted	95,919	95,561
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$5,605	$11,272
Other comprehensive loss:
Unrealized loss on derivative instruments, net of tax	(3,549)	(586)
Reclassification adjustment for losses (gains) included in earnings on derivative instruments, net of tax	134	(220)
Foreign currency translation adjustment	(505)	(99)
Other comprehensive loss, net of tax	(3,920)	(905)
Comprehensive income	$1,685	$10,367
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three-Month Period Ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2020	96,100	$96	$1,222,356	$(2,348)	$(7,695)	1,356	$(39,483)	$1,172,926
Stock option exercises	188	—	350	—	—	(151)	4,556	4,906
Issuance of restricted stock	—	—	(40,449)	—	—	(1,345)	40,449	—
Treasury stock purchased, at cost	—	—	2,133	—	—	151	(5,626)	(3,493)
Stock-based compensation	—	—	14,819	—	—	—	—	14,819
Other comprehensive loss - derivative instruments	—	—	—	(3,415)	—	—	—	(3,415)
Foreign currency translation	—	—	—	(505)	—	—	—	(505)
Net income	—	—	—	—	5,605	—	—	5,605
Balance as of March 31, 2020	96,288	$96	$1,199,209	$(6,268)	$(2,090)	11	$(104)	$1,190,843

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(in thousands)
(unaudited)

	Three-Month Period Ended March 31, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	95,991	$96	$1,187,683	$(492)	$(58,793)	2,341	$(65,470)	$1,063,024
Cumulative effect of adoption of ASU 2017-12	—	—	—	25	(25)	—	—	—
Stock option exercises	7	—	(837)	—	—	(89)	2,714	1,877
Issuance of restricted stock	—	—	(34,456)	—	—	(1,130)	34,456	—
Treasury stock purchased, at cost	—	—	437	—	—	143	(5,453)	(5,016)
Stock-based compensation	—	—	15,123	—	—	—	—	15,123
Other comprehensive loss- derivative instruments	—	—	—	(806)	—	—	—	(806)
Foreign currency translation	—	—	—	(99)	—	—	—	(99)
Net income	—	—	—	—	11,272	—	—	11,272
Balance as of March 31, 2019	95,998	$96	$1,167,950	$(1,372)	$(47,546)	1,265	$(33,753)	$1,085,375

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$5,605	$11,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,562	27,824
Amortization of debt discount and issuance costs	3,474	3,234
Amortization of right-of-use assets	3,603	3,005
Deferred taxes	(2,992)	2,550
Stock-based expense	16,201	14,913
Loss on disposal and impairment of other long-lived assets	12	286
Change in fair value of equity investment	—	(2,600)
Acquisition-related consideration	489	405
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	12,674	(983)
Prepaid expenses and other current assets	(2,199)	3,197
Other assets	1,553	185
Accounts payable	(887)	4,001
Accrued compensation, taxes, and benefits	(4,290)	(10,603)
Deferred revenue	2,077	90
Customer deposits	(5,007)	(50,252)
Other current and long-term liabilities	(2,293)	(2,532)
Net cash provided by operating activities	61,582	3,992
Cash flows from investing activities:
Purchases of property, equipment, and software	(13,254)	(10,873)
Acquisition of businesses, net of cash and restricted cash acquired	(59,462)	—
Net cash used in investing activities	(72,716)	(10,873)
Cash flows from financing activities:
Payments on term loans	(3,750)	(4,033)
Payments on finance lease obligations	(811)	(769)
Payments of acquisition-related consideration	(45)	(11,412)
Proceeds from exercise of stock options	4,906	1,877
Purchase of treasury stock related to stock-based compensation	(3,493)	(5,016)
Other financing activities, net	(26)	—
Net cash used in financing activities	(3,219)	(19,353)
Net decrease in cash, cash equivalents and restricted cash	(14,353)	(26,234)
Effect of exchange rate on cash	(505)	(99)
Cash, cash equivalents and restricted cash:
Beginning of period	440,477	382,758
End of period	$425,619	$356,425
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$7,152	$1,378
Cash paid for income taxes, net	$652	$138
Right-of-use assets obtained in exchange for operating lease obligations	$1,392	$—
Non-cash investing and financing activities:
Accrued property, equipment, and software	$3,146	$1,805

       The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets and that shown in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$184,309	$197,154
Restricted cash	241,310	243,323
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash flows	$425,619	$440,477
See accompanying notes.

RealPage, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1. The Company
RealPage, Inc., a Delaware corporation (together with its subsidiaries, the “Company” or “we” or “us”), is a leading global provider of software and data analytics to the real estate industry. Our platform of data analytics and software solutions enables the rental real estate industry to manage property operations (such as marketing, pricing, screening, leasing, payment processing and accounting), identify opportunities through market intelligence, and obtain data-driven insight for better operational and financial decision-making. Our integrated, on demand platform provides a single point of access and a massive repository of real-time lease transaction data, including prospect, renter, and property data. By leveraging data as well as integrating and streamlining a wide range of complex processes and interactions among the rental real estate ecosystem (owners, managers, prospects, renters, service providers, and investors), our platform helps our clients improve financial and operational performance and prudently place and harvest capital.
We are closely monitoring the impact of the COVID-19 virus (“COVID-19”) pandemic on various aspects of our business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020, and the President of the United States declared the COVID-19 outbreak a national emergency. While the COVID-19 pandemic has not had a material adverse impact on our operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected, and the resulting economic impact may materially affect our future results of operations, cash flows and financial position, as well as the financial health of our customers.

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
These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 2, 2020 (“Annual Report on Form 10-K”).
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Our cash accounts are maintained at various high credit quality financial institutions and may exceed federally insured limits. We have not experienced any losses in such accounts.
Substantially all of our accounts receivable are derived from clients in the residential rental housing market. Concentrations of credit risk with respect to accounts receivable and revenue have historically been limited because our customers are geographically dispersed across primarily the United States. Furthermore, no single client accounted for 10% or more of our revenue or accounts receivable for the three months ended March 31, 2020 or 2019. We do not require collateral from clients.
The financial health of our customers, including their ability to generate cash flows sufficient to meet their obligations to us, is dependent on among other things the ability of their residents to meet their lease obligations on a consistent and timely basis. A portion of those residents have already been, or may in the future be, affected by the general business closures and limitations resulting from the COVID-19 pandemic. The degree to which our customers will be adversely affected by COVID-19 is not yet known and will be affected by several factors including the severity and duration of the outbreak and the effect of government subsidies provided to both residents, owners and managers of rental properties.
We maintain an allowance for credit losses based upon the expected collectability of accounts receivable using historical loss rates adjusted for forward-looking assumptions based on management’s judgments. Such reserves may not be sufficient if the effects of COVID-19 are significant. We have not recognized additional allowances as a result of COVID-19 for the three months ended March 31, 2020, because it is too early to estimate the amount, if any, of such additional reserves that may be required in the future. We are working closely with our customers to help them address the operational challenges they face as a result of COVID-19, and we will adjust our estimates of reserves for credit losses in future periods as appropriate.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined we operate as a single reporting segment and operating unit structure.
Principally, all of our revenue for the three months ended March 31, 2020 and 2019 was earned in the United States. Net property, equipment, and software located in the United States amounted to $157.2 million and $154.5 million at March 31, 2020 and December 31, 2019, respectively. Net property, equipment, and software located in our international subsidiaries amounted to $8.8 million and $8.8 million at March 31, 2020 and December 31, 2019, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, India, and Spain at both March 31, 2020 and December 31, 2019.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such significant estimates include, but are not limited to, the determination of the allowances against our accounts receivable; useful lives of intangible assets; impairment assessments on long-lived assets (including goodwill and indefinite-lived intangible assets); contingent commissions related to the sale of insurance products; fair value of acquired net assets and contingent consideration in connection with business combinations; the nature and timing of satisfaction of performance obligations and related reserves; fair values of stock-based awards; loss contingencies; and the recognition, measurement and valuation of current and deferred income taxes. Actual results could differ from these estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the result of which forms the basis for making judgments about the carrying value of assets and liabilities. For greater detail regarding these accounting policies and estimates, refer to our Annual Report on Form 10-K.
The COVID-19 pandemic did not have a material impact on our financial results for the three months ended March 31, 2020, because the outbreak did not significantly affect business activities in the U.S. until mid-March 2020, and because we were able to continue to provide our services employing work-from-home strategies without any significant interruption in those services. We have considered COVID-19 in preparing the estimates used in the preparation of our financial statements for the three months ended March 31, 2020, but the ultimate effect on our financial results and those of our customers in the near and long term is uncertain. We will continue to revise our estimates in future periods for additional changes brought about by the evolving COVID-19 pandemic or other issues as additional information becomes available.
Cash and Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. The fair value of our cash and cash equivalents approximates carrying value.
Restricted cash primarily consists of cash collected from tenants that will be remitted to our clients.
Accounts Receivable
Accounts receivable primarily represent trade receivables from clients recorded at the invoiced amount, net of allowances, which are based on our historical experience, the aging of our trade receivables, and management judgment.
Trade receivables are written off against the allowance when management determines a balance is uncollectible. We incurred bad debt expense of $0.5 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.
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
Internally developed software costs are included in “Property, equipment, and software, net” in the accompanying Condensed Consolidated Balance Sheets and are amortized on a straight-line basis over their expected useful lives. Amortization of internally developed software is included in “Amortization of product technologies” in the accompanying Condensed Consolidated Statements of Operations.

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
The valuation of the net assets acquired as well as certain elements of purchase consideration requires management to make significant estimates and assumptions, especially with respect to future expected cash flows, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain, and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Changes to the fair value of contingent payments is reflected in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
Acquisition costs are expensed as incurred and are included in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations. We include the results of operations from acquired businesses in our consolidated financial statements from the effective date of the acquisition.
Goodwill and Indefinite-Lived Intangible Assets
We test goodwill and indefinite-lived intangible assets for impairment separately on an annual basis in the fourth quarter of each year, or more frequently if circumstances indicate that the assets may not be recoverable.
We evaluate impairment of goodwill either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a quantitative assessment. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and circumstances affecting the reporting unit. If we choose to perform a qualitative assessment and after considering the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would perform a quantitative fair value test. Our quantitative impairment assessment utilizes a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). These approaches involve judgmental assumptions, including forecasted future cash flows expected to be generated by the business over an extended period of time, long-term growth rates, the identification of comparable companies, and our discount rate based on our weighted average cost of capital. These assumptions are predominately unobservable inputs and considered Level 3 measurements. We adopted ASU 2017-04, Intangibles - Goodwill and Other, which simplifies the testing for goodwill impairment by eliminating the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment, prospectively on January 1, 2020. To calculate any potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. Any excess of the carrying amount of the reporting unit over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. For purposes of goodwill impairment testing, we have one reporting unit.
We quantitatively evaluate indefinite-lived intangible assets by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach. Key assumptions for this assessment include forecasted future cash flows from estimated royalty rates and our discount rate based on our weighted average cost of capital. These assumptions are unobservable Level 3 measurements, as described in Note 13 of our Condensed Consolidated Financial Statements. Assets with indefinite lives that have been determined to be inseparable due to their interchangeable use are grouped into single units of accounting for purposes of testing for impairment. If the carrying amount of an identified intangible asset with an indefinite life exceeds its fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value.
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
Operating and finance leases are included in “Right-of-use assets”, “Accrued expenses and other current liabilities”, and “Lease liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.
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
Recently Adopted Accounting Standards
Accounting Standards Update 2016-13
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replaced the incurred loss impairment methodology in GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Our financial assets in the scope of ASU 2016-13 mainly consist of short-term trade receivables. We have also considered contract assets in our evaluation. Historically, our actual credit losses have not been material. In addition to continuing to individually assess overdue customer balances for expected credit losses, we have implemented modifications to our historical methodology that reflect the expected credit losses on receivables considering both historical experience and forward-looking assumptions. We adopted ASU 2016-13 using the modified retrospective approach on January 1, 2020, resulting in no cumulative adjustment to retained earnings. The adoption of this ASU did not have a material impact on our Condensed Consolidated Financial Statements. We will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.
The rollforward of the allowance for credit losses, a component of our allowance for accounts receivable, as of March 31, 2020 was as follows (in thousands):

Balance as of January 1, 2020	$4,229
Provision for credit losses	823
Write-offs, net of recoveries	(305)
Balance as of March 31, 2020	$4,747

Accounting Standards Update 2018-15
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We adopted ASU 2018-15 prospectively as of January 1, 2020. The impact to our financial statements will depend on the nature of our future cloud computing arrangements, however this standard did not have a material impact on our financial statements as of March 31, 2020.
Accounting Standards Update 2020-04
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for activities related to reference rate reform that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.
Recently Issued Accounting Standards
Accounting Standards Update 2019-12
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
3. Acquisitions
2020 Acquisitions
On January 22, 2020, we entered into an Agreement and Plan of Merger, by which we acquired all of the outstanding stock of Modern Message Inc. (“Modern Message”), a provider of resident engagement solutions to the multifamily housing industry. Aggregate purchase consideration was $64.7 million, comprised of $62.7 million paid at closing and deferred cash obligations of up to $2.0 million, subject to working capital adjustments and indemnification claims. A portion of the deferred cash obligations will be released within 150 days of closing, a portion on the first anniversary of the closing, and the remainder on the second anniversary of closing. In addition, the Agreement and Plan of Merger provided for retention incentives for certain executives in the form of restricted stock grants that are tied to post-acquisition employment service. These shares were granted during the first quarter of 2020, and had an aggregate grant date fair value of $10.7 million which will be recognized as stock-based compensation over the requisite service period. The acquisition was financed with cash on hand.
The acquired identified intangible assets consisted of developed technology, client relationships, and trade names that were assigned estimated useful lives of five, nine and five years, respectively. Preliminary goodwill recognized of $49.3 million is primarily comprised of anticipated synergies from the expansion of our resident engagement platform. Goodwill and the acquired identified intangible assets are not deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.3 million.
Purchase Consideration and Purchase Price Allocations

The estimated fair values of assets acquired and liabilities assumed are provisional and are based primarily on the information available as of the acquisition date. We believe this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition closing date. The components of the purchase consideration and the preliminary allocation of purchase price as of March 31, 2020 is as follows:

Modern Message
(in thousands)
Fair value of purchase consideration:
Cash, net of cash acquired	$62,710
Deferred obligations, net	2,008
Total fair value of purchase consideration	$64,718

Fair value of net assets acquired:
Restricted cash	$3,248
Accounts receivable	1,160
Intangible assets:
Developed product technologies	8,700
Client relationships	9,400
Trade names	700
Goodwill	49,268
Other assets	416
Accounts payable and accrued liabilities	(774)
Client deposits held in restricted accounts	(3,450)
Deferred revenue	(198)
Deferred tax liability, net	(3,752)
Total fair value of net assets acquired	$64,718

2019 Acquisitions
We completed five acquisitions during fiscal year 2019. For the acquisitions in the table below, the estimated fair values of assets acquired and liabilities assumed are provisional. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition dates. The allocation of each purchase price, including effects of measurement period adjustments recorded as of March 31, 2020, is as follows:

		Date of Acquisition	Aggregate Purchase Price	Closing Cash Payment, Net of Cash Acquired	Net Tangible Assets Acquired (Liabilities Assumed)	Identified Intangible Assets	Goodwill Recognized
			(in thousands)
LeaseTerm Solutions	(Provisional)	Apr 2019	$26,512	$23,417	$587	$7,300	$18,625
Hipercept	(Provisional)	Jul 2019	$28,303	$17,804	$149	$4,800	$23,354
Simple Bills	(Provisional)	Jul 2019	$18,149	$14,875	$(724)	$9,300	$9,573
IMS	(Provisional)	Dec 2019	$55,605	$50,177	$60	$16,100	$39,445
Buildium	(Provisional)	Dec 2019	$569,431	$566,241	$(14,467)	$113,000	$470,898

Deferred Obligations and Contingent Consideration Activity
The following table presents changes in the Company’s deferred cash and stock obligations and contingent consideration for the three months ended March 31, 2020 and the year ended December 31, 2019:

	Deferred Cash and Stock Obligations	Contingent Consideration	Total
	(in thousands)
Balance at January 1, 2019	$52,142	$6,000	$58,142
Additions, net of fair value discount	18,183	6,700	24,883
Cash payments	(25,215)	(5,963)	(31,178)
Settlements through common stock issued	(14,846)	—	(14,846)
Accretion expense	1,540	58	1,598
Change in fair value	—	(259)	(259)
Indemnification claims and other adjustments	(57)	—	(57)
Balance at December 31, 2019	31,747	6,536	38,283
Additions, net of fair value discount	2,008	—	2,008
Cash payments	(45)	—	(45)
Accretion expense	267	51	318
Change in fair value	—	185	185
Indemnification claims and other adjustments	(266)	—	(266)
Balance at March 31, 2020	$33,711	$6,772	$40,483

In May 2019, in connection with our April 2018 acquisitions of NovelPay, LLC (“NovelPay”) and ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”), we issued an aggregate of 154,281 shares of our common stock to the equity holders of ClickPay. These shares are subject to a holdback with respect to indemnification and post-closing purchase price adjustments pursuant to the acquisition agreements.
In September 2019, we settled a deferred equity obligation with regard to our September 2018 acquisition of LeaseLabs, Inc. through the issuance of 80,012 shares of our common stock.
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three months ended March 31, 2020 and 2019, as if the aforementioned 2020 and 2019 acquisitions had occurred as of January 1, 2019 and 2018, respectively. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax expense or benefit, issuance of shares of our common stock, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Three Months Ended March 31, 2020 Pro Forma	Three Months Ended March 31, 2019 Pro Forma
	(unaudited)	(unaudited)
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Total revenue	$277,155	$255,528
Net income (loss)	$6,170	$(268)
Net income (loss) per share:
Basic	$0.07	$0.00
Diluted	$0.06	$0.00

4. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by major revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
On demand
Property management	$62,332	$49,914
Resident services	119,085	96,804
Leasing and marketing	46,789	44,270
Asset optimization	40,265	35,531
Total on demand revenue	268,471	226,519

Professional and other	8,202	7,787
Total revenue	$276,673	$234,306

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
As part of our resident services offerings, we offer risk mitigation services to our clients by acting as an insurance agent and we derive commission revenue from the sale of insurance products to our clients’ residents. The commissions are based upon a percentage of the premium that the insurance company underwriting partners charge to the policyholder and are subject to forfeiture in instances where a policyholder cancels prior to the end of the policy. The overall insurance services we provide represent a single performance obligation that qualifies as a separate series. Our contracts with our underwriting partners also provide for contingent commissions to be paid to us in accordance with the agreements. The contingent commissions are not associated with every distinct service promised in the series of distinct insurance services we provide. We generally accrue and recognize contingent commissions monthly based on estimates of the variable factors identified in the terms of the applicable agreements.
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
Contract Balances
Contract assets generally consist of amounts recognized as revenue before they can be invoiced to clients or amounts invoiced to clients prior to the period in which the service is provided where the right to payment is subject to conditions other than just the passage of time. These contract assets are included in “Accounts receivable” in the accompanying Condensed Consolidated Financial Statements and related disclosures. Contract liabilities are comprised of billings or payments received from our clients in advance of performance under the contract. We refer to these contract liabilities as “Deferred revenue” in the accompanying Condensed Consolidated Financial Statements and related disclosures. We recognized revenue of $80.9 million for the three months ended March 31, 2020, which was included in the line “Deferred revenue” in the accompanying Condensed Consolidated Balance Sheet as of the beginning of the period.
Contract Acquisition Costs
We capitalize certain commissions as incremental costs of obtaining a contract with a client if we expect to recover those costs. The commissions are capitalized and amortized over a period of benefit determined to be three years. Below is a summary of our capitalized commissions costs and their respective locations in the accompanying Condensed Consolidated Balance Sheets:

	Balance Sheet Location	March 31, 2020	December 31, 2019
		(in thousands)
Capitalized commissions costs - current	Other current assets	$10,054	$9,870
Capitalized commissions costs - noncurrent	Other assets	8,566	8,463
Total capitalized commissions costs		$18,620	$18,333

Amortization of capitalized commissions was $2.8 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. No impairment loss was recognized in relation to these capitalized costs.
Remaining Performance Obligations
Certain clients commit to purchase our solutions for terms ranging from two to seven years. We expect to recognize approximately $500.6 million of revenue in the future related to performance obligations for on demand contracts with an original duration greater than one year that were unsatisfied or partially unsatisfied as of March 31, 2020. Our estimate does not include amounts related to:

•	professional and usage-based services that are billed and recognized based on services performed in a certain period;

•	amounts attributable to unexercised contract renewals that represent a material right; or

•	amounts attributable to unexercised client options to purchase services that do not represent a material right.
We expect to recognize revenue on approximately 72.4% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter. Revenue from remaining performance obligations for professional service contracts as of March 31, 2020 was immaterial.

5. Property, Equipment, and Software
Property, equipment, and software consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Leasehold improvements	$68,619	$70,558
Data processing and communications equipment	81,067	77,358
Furniture, fixtures, and other equipment	37,972	35,856
Software	167,466	157,832
Property, equipment, and software, gross	355,124	341,604
Less: Accumulated depreciation and amortization	(189,167)	(178,322)
Property, equipment, and software, net	$165,957	$163,282

Depreciation and amortization expense for property, equipment, and purchased software was $7.4 million and $7.5 million for the three months ended March 31, 2020 and 2019, respectively.
The unamortized amount of capitalized software development costs was $69.9 million and $66.5 million at March 31, 2020 and December 31, 2019, respectively. Amortization expense related to capitalized software development costs totaled $4.1 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively.
6. Leases
Our leases are primarily comprised of real estate leases of office facilities and equipment under operating leases that expire on various dates through 2033. In May 2015, we entered into a lease agreement for office space located in Richardson, Texas to serve as our corporate headquarters and data center. The lease, which is classified as a finance lease, is for a term of twelve years, beginning in 2016, and includes optional extension periods. The lease agreement contains provisions for rent escalations over the term of the lease and leasehold improvement incentives.
The components of lease costs for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease cost	$4,472	$3,486

Finance lease cost:
Depreciation of finance lease asset	$992	$992
Interest on lease liabilities	1,030	1,045
Total finance lease cost	$2,022	2,037

Rent expense for short-term leases for the three months ended March 31, 2020 and 2019 was not material.

Supplemental balance sheet information related to leases at March 31, 2020, was as follows:

	Operating leases	Finance leases	Total leases
	(in thousands, except lease term and discount rate)
Right-of-use assets	$65,493	$53,248	$118,741

Lease liabilities, current (1)	$13,052	$3,407	$16,459
Lease liabilities, net of current portion	58,573	72,526	131,099
Total lease liabilities	$71,625	$75,933	$147,558

Weighted average remaining term (in years)	5.8	13.4
Weighted average discount rate	4.8%	5.4%

(1)	Included in the line “Accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Supplemental balance sheet information related to leases at December 31, 2019, was as follows:

	Operating leases	Finance leases	Total leases
	(in thousands, except lease term and discount rate)
Right-of-use assets	$67,700	$54,241	$121,941

Lease liabilities, current (1)	$12,873	$3,254	$16,127
Lease liabilities, net of current portion	59,822	73,491	133,313
Total lease liabilities	$72,695	$76,745	$149,440

Weighted average remaining term (in years)	6.1	13.7
Weighted average discount rate	4.8%	5.4%

(1)	Included in the line “Accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019 was as follows, in thousands:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Cash payments for lease liabilities within operating activities:
Operating leases	$3,048	$3,658
Finance leases	$1,030	$1,045
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$1,392	$—

At March 31, 2020, future maturities of lease liabilities due under these lease agreements were as follows for the years ending December 31, in thousands:

	Operating leases	Finance leases	Total leases
2020	$12,613	$4,979	$17,592
2021	15,690	7,504	23,194
2022	13,695	7,609	21,304
2023	11,943	7,714	19,657
2024	9,941	7,819	17,760
Thereafter	18,471	72,214	90,685
Total undiscounted lease payments	82,353	107,839	190,192
Present value adjustment	(10,728)	(31,906)	(42,634)
Present value of lease payments	$71,625	$75,933	$147,558

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the three months ended March 31, 2020 were as follows, in thousands:

Balance as of January 1, 2020	$1,611,749
Goodwill acquired	49,268
Measurement period adjustments	2,125
Balance as of March 31, 2020	$1,663,142

Identified intangible assets consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$286,003	$(135,513)	$150,490	$277,030	$(125,537)	$151,493
Client relationships	349,838	(150,311)	199,527	341,438	(140,044)	201,394
Trade names	26,257	(17,539)	8,718	25,557	(16,928)	8,629
Non-compete agreements	5,273	(2,450)	2,823	5,273	(2,186)	3,087
Total finite-lived intangible assets	667,371	(305,813)	361,558	649,298	(284,695)	364,603
Indefinite-lived intangible assets:
Trade names	8,384	—	8,384	8,393	—	8,393
Total intangible assets	$675,755	$(305,813)	$369,942	$657,691	$(284,695)	$372,996

Amortization expense related to finite-lived intangible assets was $21.1 million and $16.1 million for the three months ended March 31, 2020 and 2019, respectively.

8. Debt
Credit Facility
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
Revolving Facility: The Amended Credit Facility provides $600.0 million in aggregate commitments for secured revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”). We have borrowed $230.0 million of revolving loans.
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
Accordion Feature: The Amended Credit Facility also allows us, subject to certain conditions, to request additional term loan commitments and/or additional revolving commitments in an aggregate principal amount of up to the greater of $250.0 million or 100% of consolidated EBITDA (as defined within the agreement) for the most recent four fiscal quarters, plus an amount that would not cause our Senior Leverage Ratio, as defined below, to exceed 3.50 to 1.00.
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
As of March 31, 2020, we were in compliance with the covenants under our Amended Credit Facility.
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
As of March 31, 2020 and December 31, 2019, we had $370.0 million of available credit under our Revolving Facility. Principal outstanding for the Revolving Facility was $230.0 million for each period. We incur commitment fees on the unused portion of the Revolving Facility. The carrying value of the Revolving Facility approximates its fair value.
Unamortized debt issuance costs for the revolving facilities were $2.5 million and $2.7 million at March 31, 2020 and December 31, 2019, respectively, and are included in the line “Other assets” in the Condensed Consolidated Balance Sheets.
Principal outstanding and unamortized debt issuance and discount costs for the Term Loans were as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	Term Loans
	(in thousands)
Principal outstanding	$592,500	$596,250
Unamortized issuance costs	(887)	(942)
Unamortized discount	(1,171)	(1,245)
Carrying value	$590,442	$594,063

The fair value of the Term Loans on March 31, 2020 and December 31, 2019 was $539.7 million and $582.7 million, respectively. The fair value was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities. We concluded that this fair value measurement should be categorized within Level 2.
Future maturities of principal under the Term Loans are as follows for the years ending December 31, in thousands:

Term Loans
2020	$15,000
2021	30,000
2022	33,750
2023	24,375
Thereafter	489,375
$592,500

Convertible Notes
In May 2017, we issued convertible senior notes with aggregate principal of $345.0 million (including the underwriters’ exercise in full of their over-allotment option of $45.0 million) which mature on November 15, 2022 (“Convertible Notes”). The Convertible Notes were issued under an indenture dated May 23, 2017 (“Indenture”), by and between us and Wells Fargo Bank, N.A., as Trustee. We received net proceeds from the offering of approximately $304.2 million after adjusting for debt issuance costs, including the underwriting discount, the net cash used to purchase the Note Hedges, as defined below, and the proceeds from the issuance of the Warrants which are discussed below.
The Convertible Notes accrue interest at a rate of 1.50%, payable semi-annually on May 15 and November 15 of each year. On or after May 15, 2022, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at their option. The Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. Based on our closing stock price of $52.93 on March 31, 2020, the if-converted value exceeded the aggregate principal amount of the Convertible Notes by $90.3 million.
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
During 2019, we received conversion notices from certain holders with respect to an immaterial amount in aggregate principal of Convertible Notes requesting conversion as a result of the sales price condition having been met during the second quarter of 2019. In accordance with the terms of the Convertible Notes, we made cash payments of the aggregate principal amount and delivered newly issued shares of our common stock for the remainder of the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. We received shares of our common stock under the Note Hedges that offset the issuance of shares of common stock upon conversion of the Convertible Notes.
The net carrying amount of the Convertible Notes at March 31, 2020 and December 31, 2019, was as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Liability component:
Principal amount	$344,995	$344,995
Unamortized discount	(32,449)	(35,287)
Unamortized debt issuance costs	(4,157)	(4,520)
Convertible notes, net	$308,389	$305,188

Equity component, net of issuance costs and deferred tax:	$61,390	$61,390

The estimated fair value of the Convertible Notes at March 31, 2020 and December 31, 2019 was $477.1 million and $486.7 million, respectively. The estimated fair value is based on quoted market prices as of the last trading day for the three months ended March 31, 2020; however, the Convertible Notes have only a limited trading volume and, as such, this fair value estimate is not necessarily the value at which the Convertible Notes could be retired or transferred. We concluded this measurement should be classified within Level 2.
The following table sets forth total interest expense related to the Convertible Notes for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Contractual interest expense	$1,294	$1,294
Amortization of debt discount	2,838	2,676
Amortization of debt issuance costs	363	343
	$4,495	$4,313

The effective interest rate of the liability component for the three months ended March 31, 2020 and 2019 was 5.87%.
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
As discussed above, an insignificant number of Note Hedges were exercised during 2019 upon the conversion of the Convertible Notes, thereby offsetting the issuance of our common stock for such conversion.

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
9. Stock-based Expense
Restricted Stock Awards
During the three months ended March 31, 2020, we granted 905,127 time-based restricted stock awards with a grant date weighted average fair value of $61.31 per share. These awards generally vest ratably over a period of twelve quarters with the first vesting on the first day of the second calendar quarter immediately following the grant date. A portion of these grants are associated with the Modern Message acquisition, and vest 5% each quarter over a period of eleven quarters with the first vesting on the first day of the second calendar quarter immediately following the grant date and with the remaining shares vesting during the twelfth quarter.
Market-based Restricted Stock Awards
During the three months ended March 31, 2020, we made grants of restricted stock that become eligible to vest based on the achievement of certain market-based conditions. Prior to July 1, 2023, these awards become Eligible Shares if the average closing price of our common stock equals or exceeds the triggers shown below for a period of twenty consecutive trading days:

Awards Granted	Stock Price Trigger
109,888	$73.60
109,888	$82.43
109,888	$94.21
109,960	$105.98

Shares that become Eligible Shares vest ratably over four calendar quarters, with the first vesting on the first day of the quarter immediately after becoming Eligible Shares. Vesting is conditional upon the recipient remaining a service provider, as defined in the plan document, to the Company through each applicable vesting date. The aggregate grant date fair value of these awards was $13.5 million.
We capitalized stock-based expense for software development costs of $0.4 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively.
10. Commitments and Contingencies
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of March 31, 2020 or December 31, 2019.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of March 31, 2020 or December 31, 2019.

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
At March 31, 2020 and December 31, 2019, we had accrued amounts for estimated settlement losses related to legal matters. We do not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.
We are involved in other litigation matters, including purported class action lawsuits, that are not likely to be material either individually or in the aggregate based on information available at this time. Our view of these matters may change as the litigation and events related thereto unfold.
11. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. Included within diluted net income per share is the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of approximately 672,000 and 444,000 for the three months ended March 31, 2020 and 2019, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted net income per share, it is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount (the “conversion premium”) in shares of our common stock. Therefore, only the impact of the conversion premium is included in total dilutive weighted average shares outstanding using the treasury stock method. The dilutive effect of the conversion premium for the three months ended March 31, 2020 and 2019 are shown in the table below.
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
We exclude common shares subject to a holdback pursuant to business combinations from the calculation of basic weighted average shares outstanding where the release of such shares is contingent upon an event not solely subject to the passage of time. As of March 31, 2020, there were approximately 161,000 contingently returnable shares related to our acquisitions of ClickPay and BluTrend, which were excluded from the computation of basic net income per share as these shares are subject to sellers’ indemnification obligations and are subject to a holdback. There were approximately 196,000 contingently returnable shares as of March 31, 2019. Dilutive common shares outstanding include the weighted average contingently issuable shares discussed above that are subject to a holdback. These shares are subject to releases to the sellers on the second anniversary dates of the acquisitions which are contingent on the sellers’ indemnification obligations.
Certain of our performance-based restricted stock awards are considered contingently issuable shares and are excluded from the diluted weighted average shares outstanding computation because the related performance-based targets were not achieved as of the end of the reporting period.

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net income	$5,605	$11,272
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	92,654	91,490
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	934	1,509
Convertible Notes	2,170	2,207
Contingently issuable or returnable shares in connection with our acquisitions	161	355
Weighted average common shares used in computing diluted net income per share	95,919	95,561
Net income per share:
Basic	$0.06	$0.12
Diluted	$0.06	$0.12

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
Our effective income tax rate was (80.6)% and 29.2% for the three months ended March 31, 2020 and 2019, respectively. Our effective rate is lower than the statutory rate for the three months ended March 31, 2020 primarily due to $3.3 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-09.
Our effective rate was higher than the statutory rate for the three months ended March 31, 2019, primarily because of our estimate of the effect of the base erosion and anti-abuse tax (“BEAT”), state taxes and certain non-deductible expenses, offset, in part, by $1.7 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-09. The estimated effect of BEAT was subsequently reversed during 2019 upon our completion of an evaluation of certain U.S. tax reform elements that allowed for certain exceptions applicable to us.
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
At March 31, 2020 and December 31, 2019, the contingent consideration obligation consisted of a potential obligation related to our Hipercept acquisition. The fair value for this contingent consideration obligation is estimated using a probability weighted discount model which considers the achievement of the conditions upon which the contingent obligation is dependent. The probability of achieving the specified conditions is generally assessed by applying a Monte Carlo weighted-average model. The valuation model includes certain observable inputs including a discount rate which for the period ending March 31, 2020 was 5.6% and significant unobservable inputs including a measure of estimated volatility, a compounded annual growth rate of revenue, and a risk of target metric, which for the period ended March 31, 2020 were 13.8%, 44.4%, and 4.6%, respectively.
The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, by the fair value hierarchy levels as described above:

	Fair value at March 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Foreign currency forward contracts	$70	$—	$70	$—
Total assets measured at fair value	$70	$—	$70	$—
Liabilities:
Interest rate swap agreements	$6,540	$—	$6,540	$—
Foreign currency forward contracts(1)	409	—	409	—
Contingent consideration related to the acquisition of:
Hipercept	6,772	—	—	6,772
Total liabilities measured at fair value	$13,721	$—	$6,949	$6,772
(1) The fair value of foreign currency forward contracts includes those designated as cash flow hedge instruments and those designated as balance sheet hedge instruments.

	Fair value at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Foreign currency forward contracts(1)	$237	$—	$237	$—
Liabilities:
Interest rate swap agreements	$2,193	$—	$2,193	$—
Foreign currency forward contracts	14	—	14	—
Contingent consideration related to the acquisition of:
Hipercept	6,536	—	—	6,536
Total liabilities measured at fair value	$8,743	$—	$2,207	$6,536

(1) The fair value of foreign currency forward contracts includes those designated as cash flow hedge instruments and those designated as balance sheet hedge instruments.

There were no transfers between Level 2 and Level 3 measurements during the three months ended March 31, 2020.
Changes in the fair value of Level 3 measurements were as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Balance at beginning of period	$6,536	$6,000
Net change in fair value	236	—
Balance at end of period	$6,772	$6,000

Gains and losses recognized on the change in fair value of the above liabilities are reflected in the line “General and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.
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
During the second quarter of 2019, we invested an additional $1.8 million in CompStak. The carrying value of this investment at March 31, 2020 and December 31, 2019 was $7.4 million and $7.4 million, respectively, and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
There were no liabilities measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019.
14. Stockholders’ Equity
In October 2018, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share purchase program expired on October 25, 2019. In November 2019, our board of directors approved a new share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program is effective through November 7, 2020. Shares repurchased under the plan are retired. There was no repurchase activity during the three months ended March 31, 2020 and 2019.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (AOCI) by component for the three months ended March 31, 2020 and 2019 were as follows:

	Unrealized (Loss) Gain on Derivative Instruments, Net of Tax	Foreign Currency Translation Adjustments	Total
	(in thousands)
Balance at January 1, 2019(1)	$249	$(716)	$(467)
Other comprehensive loss before reclassifications	(586)	(99)	(685)
Amounts reclassified from AOCI	(220)	—	(220)
Net current period other comprehensive loss	(806)	(99)	(905)
Balance at March 31, 2019	(557)	(815)	(1,372)

Balance at January 1, 2020	(1,461)	(887)	(2,348)
Other comprehensive loss before reclassifications	(3,549)	(505)	(4,054)
Amounts reclassified from AOCI	134	—	134
Net current period other comprehensive loss	(3,415)	(505)	(3,920)
Balance at March 31, 2020	$(4,876)	$(1,392)	$(6,268)
(1)Reflects the cumulative effective of adopting ASU 2017-12 in the prior period.
The loss on our derivative instruments recognized in AOCI during the three months ended March 31, 2020 results from a reduction in current and forecasted future LIBOR rates primarily driven by the market’s response to the COVID-19 pandemic.
15. Derivative Financial Instruments
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
On December 24, 2018, we entered into two interest rate swap agreements (collectively the “2018 Swap Agreements”). The 2018 Swap Agreements covered an aggregate notional amount of $100.0 million from December 2018 to February 2022 by replacing the obligation’s variable rate with a blended fixed rate of 2.57%.
On February 10, 2020, we entered into an interest rate swap agreement (the “2020 Swap Agreement”) that covers an aggregate notional amount of $100.0 million from February 2020 to September 2024 by replacing the obligation’s variable rate with a fixed rate of 1.89%. In connection with this transaction, we terminated the 2018 Swap Agreements cash flow hedge relationship on a prospective basis and designated the 2020 Swap Agreement under a new cash flow hedge relationship. The fair value of the 2018 Swap Agreements immediately prior to termination was a liability of $2.5 million. The 2020 Swap Agreement contains a blend of the current interest rate environment and the unfavorable portion of the terminated 2018 Swap Agreements, which resulted in a significant financing element at inception of the new cash flow hedge due to off-market terms. Because the forecasted transactions that the 2018 Swap Agreements were designated to hedge are still probable to occur, the unrealized loss will be reclassified into earnings through September 2024.
The changes in the fair value of the swap agreements are initially recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to the swap agreements will be reclassified to “Interest expense and other, net” in the accompanying Condensed Consolidated Statements of Operations as interest payments are made on our variable rate debt.

Foreign Exchange Currency Contracts
We are exposed to market risk that includes changes in foreign exchange rates. We have operations in certain foreign countries where the functional currency is the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. As of March 31, 2020, we have entered into a series of foreign exchange forward contracts with a total notional amount of $13.9 million to hedge the effect of adverse fluctuations in foreign currency exchange rates for the Indian rupee and Philippines peso. These contracts are designated as cash flow hedges, as defined by ASC 815, of forecasted transactions, are intended to offset the impact of movement of exchange rates on future operating costs, and are scheduled to mature within twelve months.
The changes in the fair value of these contracts are initially recorded in accumulated other comprehensive loss and are subsequently reclassified to “Cost of revenue” and “Operating expenses” in the accompanying Condensed Consolidated Statements of Operations in the same period that the hedged transactions affect earnings.
The table below presents the fair value of the derivative instruments designated as cash flow hedges as well as their classification in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

		Fair Value at
	Balance Sheet Location	March 31, 2020	December 31, 2019
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Assets:
Foreign currency forward contracts	Other current assets	70	217
Total derivative assets		$70	$217
Liabilities:
Interest rate swaps	Other long-term liabilities	$6,540	$2,193
Foreign currency forward contracts	Other current liabilities	302	14
Total derivative liabilities		$6,842	$2,207

As of March 31, 2020, we have not posted any collateral related to our derivative instruments. If we had breached any of the default provisions at March 31, 2020, we could have been required to settle our obligations under the agreements at their termination value of $7.1 million.
The tables below present the amount of gains and losses related to the derivative instruments and their location in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, in thousands:

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
Three months ended March 31,	2020	2019	Location of Gain (Loss) Recognized in Income	2020	2019
Swap agreements, net of tax	$(3,275)	$(586)	Interest expense and other	$(156)	$220
Foreign currency forward contracts, net of tax	(274)	—	Cost of revenue and operating expenses	22	—

As of March 31, 2020, we estimate that $2.5 million of the net loss related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.
Gains and losses on our cash flow hedges are net of income tax expense of $1.2 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. Cash flows from these derivative instruments are included within the operating activities in the Condensed Consolidated Statements of Cash Flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category as the item being hedged. The 2020 Swap Agreement contains an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the Condensed Consolidated Statements of Cash Flows.
Balance Sheet Hedges
We also enter into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities primarily associated with our lease liabilities. These forward contracts are not designated for hedge accounting treatment, therefore, the change in fair value of these derivatives is recorded as a component of “General and administrative” in the accompanying Condensed Consolidated Statements of Operations and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in “General and administrative”. As of March 31, 2020, the notional amounts of outstanding foreign currency contracts entered into under our balance sheet hedge program was $2.6 million. The effect of derivatives not designated as hedge instruments for the period ended March 31, 2020 was de minimis.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “aspires,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” or “would” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the potential impacts of the COVID-19 pandemic on our business, financial condition and results of operations, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report and those discussed in our Annual Report on Form 10-K for the fiscal year 2019 previously filed with the SEC on March 2, 2020. You should carefully review the risks described herein and in the other documents we file from time to time with the SEC. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
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
The substantial majority of our revenue is derived from sales of our on demand software solutions sold pursuant to subscription license agreements. We also derive revenue from our professional and other services. For our insurance-based solutions, we earn revenue based on a commission rate that considers earned premiums, agent commission, incurred losses, and profit retained by our underwriting partners. Our transaction-based solutions are priced based on a fixed rate per transaction. We sell our solutions through our direct sales organization and derive substantially all of our revenue from sales in the United States.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, homeowner association, short-term rental and vacation rental markets. Since July 2002, we have completed over 45 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of March 31, 2020, we had approximately 7,300 employees.
COVID-19 Pandemic
The COVID-19 pandemic did not have a material impact on our financial results for the quarter ended March 31, 2020, because the outbreak did not significantly affect business activities in the U.S. until mid-March 2020, and because we were able to continue to provide our services employing work-from-home strategies without any significant interruption in those services.

While certain leasing volumes have been negatively impacted by the shelter in-place orders throughout the U.S., several of our services that allow our customers to address pandemic-related challenges by facilitating resident interactions while minimizing or eliminating the need for direct person-to-person contact have experienced greater demand.
Still, the COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the short and longer term. The reduced economic activity resulting from the COVID-19 virus may impact multi-family tenants’ ability to fully meet their obligations to our customers and, in turn, our customers’ ability to meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in revenue. Further, the negative financial impact of the pandemic could impact our future compliance with financial covenants or our credit facility and other debt agreements, and the weaker economic conditions could cause us to recognize impairment in value of our tangible or intangible assets.
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
Resident Services
Our resident services solutions provide a platform to optimize the transactional and social experience of prospects and renters, and enhance a property’s reputation. These solutions facilitate core renter management business processes including utility billing, renter payment processing, service requests, lease renewal, renter’s insurance, and consulting and advisory services. Our resident services solution category primarily consists of the following primary solutions: Resident Utility Management, SimpleBills, Resident Payments, ActiveBuilding, Contact Center Maintenance, and Renter’s Insurance.
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
Recent Developments
Acquisition Activity
On January 22, 2020, we entered into an Agreement and Plan of Merger, by which we acquired all of the outstanding stock of Modern Message Inc. (“Modern Message”), a provider of resident engagement solutions to the multifamily housing industry. Aggregate purchase consideration was $64.7 million, comprised of $62.7 million paid at closing and deferred cash obligations of up to $2.0 million, subject to working capital adjustments and indemnification claims. A portion of the deferred cash obligations will be released within 150 days of closing, a portion on the first anniversary of the closing, and the remainder on the second anniversary of closing. In addition, the Agreement and Plan of Merger provided for retention incentives for certain executives in the form of restricted stock grants that are tied to post-acquisition employment service. These shares were granted during the first quarter of 2020, and had an aggregate grant date fair value of $10.7 million which will be recognized as stock-based compensation over the requisite service period. The acquisition was financed with cash on hand.

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
Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our Condensed Consolidated Financial Statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$276,673	$234,306
On demand revenue	$268,471	$226,519
On demand revenue as a percentage of total revenue	97.0%	96.7%

Non-GAAP total revenue	$277,073	$234,530
Non-GAAP on demand revenue	$268,871	$226,743
Adjusted EBITDA	$71,478	$65,176

Ending on demand units	18,949	16,401
Average on demand units	18,712	16,310
On demand annual client value	$1,089,189	$912,060
Annualized on demand revenue per ending on demand unit	$57.48	$55.61
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
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Total revenue	$276,673	$234,306
Acquisition-related deferred revenue	400	224
Non-GAAP total revenue	$277,073	$234,530
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
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
On demand revenue	$268,471	$226,519
Acquisition-related deferred revenue	400	224
Non-GAAP on demand revenue	$268,871	$226,743
Adjusted EBITDA: We define Adjusted EBITDA as net income, plus (1) acquisition-related deferred revenue, (2) depreciation, asset impairment, and loss on disposal of assets, (3) amortization of product technologies and intangible assets, (4) change in fair value of equity investment, (5) acquisition-related expense, (6) organizational realignment, (7) regulatory and legal matters, (8) stock-based expense, (9) interest expense, net, and (10) income tax (benefit) expense. We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing our financial and operational performance, comparing this performance to our peers and competitors, and understanding our ability to generate income from ongoing business operations.
The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income	$5,605	$11,272
Acquisition-related deferred revenue	400	224
Depreciation, asset impairment, and loss on disposal of assets	8,383	8,760
Amortization of product technologies and intangible assets	25,191	19,350
Change in fair value of equity investment	—	(2,600)
Acquisition-related expense	3,724	29
Organizational realignment	1,211	—
Regulatory and legal matters	359	—
Stock-based expense	16,201	14,913
Interest expense, net	12,905	8,581
Income tax (benefit) expense	(2,501)	4,647
Adjusted EBITDA	$71,478	$65,176
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
We exclude or adjust each of the items identified below from the applicable non-GAAP financial measure referenced above for the reasons set forth with respect to each excluded item:
Acquisition-related deferred revenue: This item is included to reflect deferred revenue written down for GAAP purposes under purchase accounting rules in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense.
Asset impairment and loss on disposal of assets: This item comprises losses on the disposal and impairment of long-lived assets, and impairment of intangible assets, which are not reflective of our ongoing operations. We believe exclusion of this item facilitates a more accurate comparison of our results of operations between periods.
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
Amortization of product technologies and intangible assets: Intangible assets are amortized over their estimated useful lives and generally cannot be changed or influenced by management after acquisition. Accordingly, this item is not considered by us in making operating decisions. We do not believe such charges accurately reflect the performance of our ongoing operations for the period in which such charges are incurred.
Change in fair value of equity investment: This item represents changes in fair value of our equity investment based on observable price changes in orderly transactions for an identical or similar investment of the same issuer. We believe exclusion of this item facilitates a more accurate comparison of our results of operations between periods as this item is not reflective of our ongoing operations.
Acquisition-related expense: This item consists of direct costs incurred in our business acquisition transactions and expenses related to integration activities, and the impact of changes in the fair value of acquisition-related contingent consideration obligations. Examples of these direct costs include transaction fees, due diligence costs, acquisition retention bonuses and severance, and third-party consultants to assist with integration. We believe exclusion of these costs facilitates a more accurate comparison of the results of our ongoing operations across periods and eliminates volatility related to changes in the fair value of acquisition-related contingent consideration obligations.
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

Regulatory and legal matters: This item is comprised of certain regulatory and similar costs and certain legal settlement costs, such as costs related to the company’s Hart-Scott-Rodino Antitrust Improvements Act review process incurred in connection with our acquisitions or the settlement of certain legal matters. These costs are excluded as they are irregular in timing and scope, and may not be indicative of our past and future performance. We believe exclusion of these costs facilitates a more accurate comparison of the company’s results of operations between periods.
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
On demand revenue: Revenue from our on demand software solutions is comprised of license and subscription fees relating to our on demand software solutions, typically licensed for one year terms; commission income from sales of renter’s insurance policies; and transaction fees for certain on demand software solutions, such as payment processing, spend management, and billing services. For our insurance based solutions, our agreements provide for a fixed commission on earned premiums related to the policies sold by us. The agreements also provide for a contingent commission to be paid to us in accordance with the agreements. Our transaction-based solutions are priced based on a fixed rate per transaction.
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
Operating Expenses
We classify our operating expenses into four primary categories: product development, sales and marketing, general and administrative, and amortization of intangible assets. Our operating expenses primarily consist of personnel costs, costs for third-party contracted development, marketing, legal, accounting and consulting services, and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based expense, and employee benefits for employees in that category. Our operating expenses also include an allocation of facilities costs, overhead costs, and depreciation based on headcount for the product development, sales and marketing, and general and administrative categories.
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
Sales and marketing: Sales and marketing expense consists primarily of personnel costs for our sales, marketing, and business development employees and executives, information technology, travel and entertainment, and marketing programs. Marketing programs consist of amounts paid for product marketing, renter’s insurance, other advertising, trade shows, user conferences, public relations, and industry sponsorships and affiliations.
General and administrative: General and administrative expense consists of personnel costs for our executives, finance and accounting, human resources, management information systems, and legal personnel. In addition, general and administrative expense includes fees for professional services, including legal, accounting, and other consulting services, information technology and facilities costs, and acquisition-related costs, including direct costs incurred to complete our acquisitions and changes in the fair value of our acquisition-related contingent consideration obligations.
Amortization of intangible assets: Amortization of intangible assets consist of amortization of purchased intangible assets, including client relationships, key vendor and supplier relationships, finite-lived trade names, and non-compete agreements, obtained in connection with our acquisitions.
Interest Expense and Other, Net
Interest expense and other, net, consists primarily of interest income, interest expense, and impairments on investments. Interest income represents earnings from our cash and cash equivalents. Interest expense is associated with amounts borrowed under the Amended Credit Facility, Convertible Notes, finance lease obligations, and certain acquisition-related liabilities, and includes expense from the amortization of related discounts and debt issuance costs. We participate in interest rate swap agreements, the purpose of which is to eliminate variability in interest rate payments on a portion of the Term Loans. For that portion, the swap agreements replace the Term Loan’s variable rate with a fixed rate.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements are prepared in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s significant judgment is required to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. In some instances, we could reasonably use different accounting estimates, and in other instances, results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
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
Recently Adopted Accounting Standards
Accounting Standards Update 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replaced the incurred loss impairment methodology in GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Our financial assets in the scope of ASU 2016-13 mainly consist of short-term trade receivables. We have also considered contract assets in our evaluation. Historically, our actual credit losses have not been material. In addition to continuing to individually assess overdue customer balances for expected credit losses, we have implemented modifications to our historical methodology that reflect the expected credit losses on receivables considering both historical experience and forward looking assumptions. We adopted ASU 2016-13 using the modified retrospective approach on January 1, 2020, resulting in no cumulative adjustment to retained earnings. The adoption of this ASU did not have a material impact on our Condensed Consolidated Financial Statements. We will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.
See Note 2 of the accompanying Condensed Consolidated Financial Statements for additional information regarding recently adopted or issued accounting standards.

Results of Operations
The following tables set forth our unaudited results of operations for the specified periods and the components of such results as a percentage of total revenue for the respective periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2020	2020	2019	2019
	(in thousands, except per share amounts)
Revenue:
On demand	$268,471	97.0%	$226,519	96.7%
Professional and other	8,202	3.0	7,787	3.3
Total revenue	276,673	100.0	234,306	100.0
Cost of revenue(1)	108,910	39.4	90,194	38.5
Amortization of product technologies	13,772	5.0	9,514	4.1
Gross profit	153,991	55.7	134,598	57.4
Operating expenses:
Product development(1)	31,548	11.4	29,897	12.8
Sales and marketing(1)	54,657	19.8	44,823	19.1
General and administrative(1)	40,528	14.6	28,143	12.0
Amortization of intangible assets	11,419	4.1	9,836	4.2
Total operating expenses	138,152	49.9	112,699	48.1
Operating income	15,839	5.7	21,899	9.3
Interest expense and other, net	(12,735)	(4.6)	(5,980)	(2.6)
Income before income taxes	3,104	1.1	15,919	6.8
Income tax (benefit) expense	(2,501)	(0.9)	4,647	2.0
Net income	$5,605	2.0%	$11,272	4.8%

Net income per share attributable to common stockholders:
Basic	$0.06		$0.12
Diluted	$0.06		$0.12
Weighted average common shares outstanding:
Basic	92,654		91,490
Diluted	95,919		95,561

(1) Includes stock-based expense as follows:
Cost of revenue	$2,010		$1,331
Product development	1,937		2,480
Sales and marketing	5,888		5,350
General and administrative	6,366		5,752

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands, except per unit data)
Revenue:
On demand	$268,471	$226,519	$41,952	18.5%
Professional and other	8,202	7,787	415	5.3
Total revenue	$276,673	$234,306	$42,367	18.1

Non-GAAP on demand revenue	$268,871	$226,743	$42,128	18.6

Ending on demand units	18,949	16,401	2,548	15.5
Average on demand units	18,712	16,310	2,402	14.7
On demand annual client value	$1,089,189	$912,060	$177,129	19.4
Annualized on demand revenue per ending on demand unit	$57.48	$55.61	$1.87	3.4%
Our on demand products and services facilitate our customers’ abilities to operate cost-effectively and to respond to certain of the challenges presented by the COVID-19 pandemic. Many of our products facilitate leasing-related and other transactional services with current or potential residents without person-to-person contact, benefiting both residents and our customers who are operating with significantly reduced numbers of on-site employees. There are, however, challenges to some of our revenue streams as well, particularly in our leasing and marketing solutions, where the uncertain economic environment coupled with shelter-in-place protocols are leading to reduced transactional volumes and lower leasing velocity. Similarly, we have seen reductions in our vacation rental business due to broad travel restrictions and the uncertainties around the timing of a return to a more normal environment. The change in total revenue for the three months ended March 31, 2020, as compared to the same period in 2019, was due to the following:
On demand revenue: On demand revenue increased $42.0 million, or 18.5%. This increase was attributable to growth across our platform, primarily in resident services. This includes organic growth and acquired revenue from our 2019 and 2020 acquisitions. Annualized on demand revenue per ending on demand unit as of March 31, 2020 increased year-over-year by 3.4%, primarily due to organic growth of our solutions.
On demand revenue generated by our property management solutions increased $12.4 million, or 24.9%. This increase was primarily driven by incremental revenue from our Buildium acquisition in the fourth quarter of 2019 and growth within our spend management solutions.
On demand revenue from our resident services solutions continued to experience significant growth, increasing $22.3 million, or 23.0%. Resident services increased primarily from continued strong growth of our payments solutions, as well as incremental revenue from our 2019 acquisitions of Buildium, Simple Bills, and LeaseTerm Solutions. The growth in resident services was impacted in the second half of March 2020 as leasing velocity slowed and rent payment delinquencies slightly worsened due to shelter-in-place orders and growing unemployment associated with COVID-19.
On demand revenue from our leasing and marketing solutions increased $2.5 million, or 5.7%. This increase was attributable to incremental revenue from our acquisitions of Buildium during the fourth quarter of 2019 and Modern Message in the first quarter of 2020. The growth in leasing and marketing was impacted in the second half of March 2020 as leasing velocity slowed due to shelter-in-place orders associated with COVID-19.
On demand revenue derived from our asset optimization solutions increased $4.7 million, or 13.3%. This increase was largely attributable to incremental revenue from our acquisition of IMS in the fourth quarter of 2019 and organic growth across our revenue management solutions.
On demand unit metrics: As of March 31, 2020, one or more of our on demand solutions was utilized in the management of 18.9 million rental property units, representing a year-over-year net increase of 2.5 million units, or 15.5%. This growth is primarily attributable to our 2019 acquisitions, which accounted for approximately 11.2% of total ending on demand units, as well as organic unit growth. On demand units managed by our clients renewed at an average rate of 96.2% over the trailing twelve-month period ended March 31, 2020.

Cost of Revenue

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands)
Cost of revenue	$103,120	$85,192	$17,928	21.0%
Stock-based expense	2,010	1,331	679	51.0
Depreciation	3,780	3,671	109	3.0
Total cost of revenue	$108,910	$90,194	$18,716	20.8%
Cost of revenue, excluding stock-based expense and depreciation, increased $17.9 million, or 21.0%. Direct costs increased $10.3 million, driven by higher transaction volume from our payment processing solutions and incremental costs from our recent acquisitions. Personnel expense during the period increased $7.2 million, primarily attributable to new employees from our recent acquisitions and investments to support our ongoing organic growth.
Amortization of Product Technologies

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands)
Amortization of product technologies	$13,772	$9,514	$4,258	44.8%
Amortization of product technologies increased $4.3 million, or 44.8%. Higher amortization expense was driven by the addition of developed product technologies in connection with our recent acquisitions and an increase in amortization of developed software related to investment in innovation and product solutions.
Gross profit as a percentage of total revenue decreased to 55.7% from 57.4%. This margin compression was driven primarily by revenue growth from lower margin products, the impact from our recent acquisitions, and investments to accelerate implementation of our solutions.
Operating Expenses
Product development

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands)
Product development	$28,099	$25,766	$2,333	9.1%
Stock-based expense	1,937	2,480	(543)	(21.9)
Depreciation	1,512	1,651	(139)	(8.4)
Total product development expense	$31,548	$29,897	$1,651	5.5%
Product development expense, excluding stock-based expense and depreciation, increased $2.3 million, or 9.1%. Personnel expense, net of capitalized software development costs, increased $2.3 million. This increase was primarily attributable to incremental personnel costs in connection with our recent acquisitions, partially offset by decreases associated with our efficiency initiatives implemented in 2019 to centralize our product development team and direct a greater portion of work effort towards major new development projects.
Product development expense as a percentage of total revenue decreased to 11.4% from 12.8%, primarily due to the organizational initiatives described above.

Sales and marketing

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands)
Sales and marketing	$47,150	$37,967	$9,183	24.2%
Stock-based expense	5,888	5,350	538	10.1
Depreciation	1,619	1,506	113	7.5
Total sales and marketing expense	$54,657	$44,823	$9,834	21.9%
Sales and marketing expense, excluding stock-based expense and depreciation, increased $9.2 million, or 24.2%. Personnel expense increased $7.0 million, driven by incremental headcount from our recent acquisitions, and our continued investments in our sales force and product marketing team. Marketing program expenses increased $1.2 million, reflecting investments to accelerate client demand across our portfolio of solutions.
Sales and marketing expense as a percentage of total revenue increased to 19.8% from 19.1%. This increase was primarily driven by personnel-related investments in our sales force.
General and administrative

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands)
General and administrative	$32,702	$20,745	$11,957	57.6%
Stock-based expense	6,366	5,752	614	10.7
Depreciation	1,460	1,646	(186)	(11.3)
Total general and administrative expense	$40,528	$28,143	$12,385	44.0%
General and administrative expense, excluding stock-based expense and depreciation, increased $12.0 million, or 57.6%. Personnel expenses increased $5.9 million, reflecting investments to support our continued growth and incremental headcount from recent acquisitions. Legal and professional fees increased $3.5 million primarily associated with our recent acquisitions and integration activity. IT-related costs increased $0.7 million attributable to increased investments to support our growth.
General and administrative expense as a percentage of total revenue increased to 14.6% from 12.0%, primarily attributable to our increase in headcount and legal and professional costs.
Amortization of intangible assets

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands)
Amortization of intangible assets	$11,419	$9,836	$1,583	16.1%
Amortization expense of intangible assets increased $1.6 million, or 16.1%, as a result of incremental amortization expense from the addition of finite-lived client relationship and trade name assets in connection with our recent acquisitions.
Stock-based expense

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands)
Stock-based expense	$16,201	$14,913	$1,288	8.6%
Stock-based expense increased $1.3 million, or 8.6%, primarily driven by incremental awards in connection with our 2019 and 2020 acquisitions. Stock-based expense as a percent of total revenue was 5.9% and 6.4% for the three-months ended March 31, 2020 and 2019, respectively.

Depreciation expense

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands)
Depreciation expense	$8,371	$8,474	$(103)	(1.2)%
Depreciation expense decreased a nominal $0.1 million, or 1.2%.
Interest Expense and Other, Net

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands)
Interest expense	$(12,915)	$(9,201)	$(3,714)	40.4%
Interest income	10	620	(610)	(98.4)
Change in fair value of equity investment	—	2,600	(2,600)	(100.0)
Other income	170	1	169	16,900.0
Total interest expense and other, net	$(12,735)	$(5,980)	$(6,755)	113.0%
Interest expense and other, net increased $6.8 million, or 113.0%. Interest expense increased $3.7 million primarily due to increased borrowings under our Amended Credit Facility. Our 2019 results also benefited from a $2.6 million increase in the fair value of our equity investment following an observable price change during the first quarter of 2019. There was no similar event in 2020.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from recurring operations and by calculating the tax effect of discrete items recognized during the quarter. Our effective income tax rate was (80.6)% and 29.2% for the three months ended March 31, 2020 and 2019, respectively. Our effective rate is lower than the statutory rate for the three months ended March 31, 2020 primarily due to $3.3 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-09.

Liquidity and Capital Resources
Our primary sources of liquidity as of March 31, 2020, consisted of $184.3 million of unrestricted cash and cash equivalents, $370.0 million available under our Revolving Facility, amounts available under the Amended Credit Facility’s Accordion Feature, and $35.5 million of working capital (excluding $184.3 million of unrestricted cash and cash equivalents and $137.9 million of deferred revenue).
Our principal uses of liquidity have been to fund our working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions, debt service, and share repurchases will continue to be our principal needs for liquidity for at least the next year. We made capital expenditures of $13.3 million, approximately 5% of total revenues, during the three months ended March 31, 2020. We expect capital expenditures to remain at 5% of total revenues during the next few years. In addition, we have made several acquisitions in which a portion of the purchase consideration is payable at various times through 2023, with a majority of the deferred cash obligations payable during 2020 and 2021. We expect to fund these obligations totaling approximately $36.7 million from cash provided by operating activities or funds available under our Amended Credit Facility.
In February 2020, we entered into an interest rate swap agreement to effectively convert the LIBOR-based variable interest obligation on a $100.0 million notional portion of our variable rate debt into a fixed rate obligation at a rate of 1.89% from February 2020 to September 2024. In connection with this transaction, we terminated our previous cash flow hedge relationships, which had a blended fixed rate of 2.57%, and designated the 2020 Swap Agreement under a new cash flow hedge relationship. The fair value of the 2018 Swap Agreements immediately prior to termination and of the 2020 Swap Agreement at inception was a liability of $2.5 million. Due to the COVID-19 pandemic’s impact on macroeconomic trends and the resulting significant declines in LIBOR rates, the fair value of this interest rate cash flow hedge at March 31, 2020 was a liability of $6.5 million. The changes in fair value of this derivative instrument are initially recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of March 31, 2020, we estimate that $2.2 million of the total net loss related to our swap agreement recorded in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months. Because the 2020 Swap Agreement contained an other-than-insignificant financing element at its inception, the associated cash flows are reported as a financing activity in our Condensed Consolidated Statement of Cash Flows.
During March 2020, we committed to spend approximately $3.0 million on computer equipment and other capital items to facilitate our shift to an almost entirely work-from-home environment. The majority of this cash outflow will be recognized in our quarter ending June 30, 2020. We will also recognize cash costs of approximately $3.0 million in the second quarter associated with additional temporary staffing and related costs we have incurred or will incur to support our ability to deliver uninterrupted services to our clients even in the event of a temporary decline in the availability of our internal labor force. While the COVID-19 pandemic did not have a material impact on our financial results or cash flows for the three months ended March 31, 2020, our future business and our cash flows in future reporting periods may be adversely affected if our customers are unable to meet their payment obligations to us in a timely manner, if they slow purchase or implementation decisions in response to the economic uncertainties created by the COVID-19 pandemic or if a reduction in overall leasing velocity as a result of the pandemic leads to a significant reduction in our transactional revenues.
We believe that our existing cash and cash equivalents, working capital (excluding deferred revenue and unrestricted cash and cash equivalents), and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. Our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions, and the continuing market acceptance of our solutions. We expect to enter into acquisitions of complementary businesses, applications, or technologies in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.
As of December 31, 2019, we had federal and state net operating loss (“NOL”) carryforwards of $237.7 million and $97.7 million, respectively. Our federal and state NOL carryforwards may be available to offset potential payments of future income tax liabilities. If unused, the federal NOLs will begin to expire in 2026, and the state NOLs will begin to expire in 2020. Total state NOLs expiring in the next five years is approximately $1.1 million.
The following table sets forth cash flow data for the periods indicated therein:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$61,582	$3,992
Net cash used in investing activities	$(72,716)	$(10,873)
Net cash used in financing activities	$(3,219)	$(19,353)
Net Cash Provided by Operating Activities
During the three months ended March 31, 2020, net cash provided by operating activities consisted of net income of $5.6 million, net non-cash adjustments to net income of $54.4 million, and a net inflow of cash from changes in operating assets and liabilities of $1.6 million. Non-cash adjustments to net income primarily consisted of depreciation and amortization expense of $33.6 million, stock-based expense of $16.2 million, amortization of our right-of-use assets of $3.6 million, and amortization of debt discount and issuance costs of $3.5 million.
Changes in working capital during the three months ended March 31, 2020 included net cash inflows for accounts receivable of $12.7 million, reflecting increased collections during the period. Net cash outflows included changes in accrued compensation, taxes and benefits of $4.3 million primarily attributable to the payment of annual bonuses which were previously accrued, and $5.0 million of customer deposits, primarily attributable to the timing of cash settlements for previously initiated resident transactions related to our payments solutions.
Net Cash Used in Investing Activities
During the three months ended March 31, 2020, we used $72.7 million for investing activities, including $59.5 million, net of cash and restricted cash acquired, for the acquisition of Modern Message, and $13.3 million for capital expenditures. Capital expenditures during the period primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Used in Financing Activities
During the three months ended March 31, 2020, the net cash used in our financing activities primarily included net payments on our Term Loans of $3.8 million and payments of the principal portion of our finance leases of $0.8 million. Net inflows for our stock-based expense plans were $1.4 million.

Contractual Obligations, Commitments, and Contingencies
The following table summarizes, as of March 31, 2020, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Convertible Notes (1)	$358,584	$5,175	$353,409	$—	$—
Term Loans (2)	657,392	38,154	96,923	522,315	—
Revolving Facility (2)	252,285	4,875	9,721	237,689	—
Operating and finance lease obligations	190,193	23,411	43,685	36,601	86,496
Acquisition-related liabilities (3)	36,705	26,930	9,350	425	—
	$1,495,159	$98,545	$513,088	$797,030	$86,496

(1)
Represents the aggregate principal amount of $345.0 million and anticipated coupon interest payments related to our Convertible Notes and excludes the unamortized discount and debt issuance costs reflected in our Condensed Consolidated Balance Sheets.

(2)
Represents the contractually required principal payments for our Term Loan and Delayed Draw Term Loan and $230.0 million of principal amount outstanding under the Revolving Facility. These amounts exclude unamortized debt issuance costs reflected in our Condensed Consolidated Balance Sheets. These amounts also include the anticipated interest obligations under our Amended Credit Facility, which were estimated using a LIBOR forward rate curve and include the related effect of our interest rate swap agreement.

(3)
Represents obligations in connection with our acquisitions comprised of undiscounted amounts payable for our deferred cash obligations. These amounts exclude deferred stock obligations, contingent consideration of up to $25.3 million with a fair value of $6.8 million, and potential reductions related to the sellers’ indemnification obligations.

Credit Facility
The Amended Credit Facility matures on September 5, 2024 (subject to early maturity provisions in certain circumstances, as described below), and includes the following:
Revolving Facility: The Amended Credit Facility provides $600.0 million in aggregate commitments for secured revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”). As of March 31, 2020, we have borrowed $230.0 million of revolving loans.
Initial Term Loan: An initial Term Loan of $300.0 million was borrowed on the closing date for the Amended Credit Facility (the “Term Loan”). The proceeds of the Term Loan were used to repay the term loan balances outstanding under the 2014 Credit Facility.
Delayed Draw Term Loan: During 2019, we drew funds of $300.0 million available under the delayed draw term loan (“Delayed Draw Term Loan”), the proceeds of which were used to fund acquisition activity.
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
All outstanding revolving loans and term loans under the Amended Credit Facility mature on September 5, 2024. If on or prior to August 16, 2022, we have failed to demonstrate to the Agent (as defined in Note 8 to the Condensed Consolidated Financial Statements) that we would be in compliance with each financial covenant after giving pro forma effect to the repayment in full of the Convertible Notes which mature on November 15, 2022, then the Amended Credit Facility will mature on August 16, 2022. In addition, if on any business day during the period beginning on August 16, 2022 until the Convertible

Notes are paid in full, our available liquidity is less than an amount equal to 125% of the outstanding principal amount of the Convertible Notes, then amounts outstanding under the Amended Credit Facility are due immediately.
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
During 2019, we received conversion notices from certain holders with respect to an immaterial amount in aggregate principal of Convertible Notes requesting conversion as a result of the sales price condition having been met during 2019. In accordance with the terms of the Convertible Notes, we made cash payments of the aggregate principal amount and delivered newly issued shares of our common stock for the remainder of the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. We received shares of our common stock under the Note Hedges that offset the issuance of shares of common stock upon conversion of the Convertible Notes.
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
Other than the matters discussed above, there have been no other material changes outside normal operations in our contractual obligations from our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Interest Rate Risk
We had unrestricted cash and cash equivalents of $184.3 million and $197.2 million at March 31, 2020 and December 31, 2019, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $592.5 million and $596.3 million outstanding under our Term Loans at March 31, 2020 and December 31, 2019, respectively. We had $230.0 million outstanding under our Revolving Facility at each of March 31, 2020 and December 31,

2019. At our option, amounts borrowed under the Amended Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.00% to 2.00%, or the Base Rate, plus a margin ranging from 0.00% to 1.00% (“Applicable Margin”). The base LIBOR rate is, at our discretion, equal to either one, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our consolidated net leverage ratio.
On March 31, 2016, we entered into two interest rate swap agreements (collectively the “2016 Swap Agreements”). The 2016 Swap Agreements covered an aggregate notional amount of $75.0 million from March 2016 to September 2019 by replacing the obligation’s variable rate with a blended fixed rate of 0.89%. The 2016 Swap Agreements matured on September 30, 2019.
On December 24, 2018, we entered into two interest rate swap agreements (collectively the “2018 Swap Agreements”). The 2018 Swap Agreements covered an aggregate notional amount of $100.0 million from December 2018 to February 2022 by replacing the obligation’s variable rate with a blended fixed rate of 2.57%. We designated both the 2016 and 2018 Swap Agreements as cash flow hedges of interest rate risk.
On February 10, 2020, we entered into an interest rate swap agreement (the “2020 Swap Agreement”) that covers an aggregate notional amount of $100.0 million from February 2020 to September 2024 by replacing the obligation’s variable rate with a blended rate of 1.89%. In connection with this transaction, we terminated the 2018 Swap Agreements cash flow hedge relationship on a prospective basis and designated the 2020 Swap Agreement under a new cash flow hedge relationship. The fair value of the 2018 Swap Agreements immediately prior to termination was a liability of $2.5 million. Because the forecasted transactions that the 2018 Swap Agreements were designated to hedge are still probable to occur, the unrealized loss will be reclassified into earnings through September 2024. The 2020 Swap Agreement is designated as a cash flow hedge on interest rate risk.
If the applicable variable interest rates changed by 50 basis points, our expected annual interest expense as of March 31, 2020, would change by approximately $3.6 million.
Foreign Currency Exchange Risk
We have foreign currency risks related to certain of our foreign subsidiaries, primarily in the Philippines and in India. The functional currency of these foreign subsidiaries is the U.S. dollar. The local currencies of these foreign subsidiaries are the Philippine peso and India rupee. Operating expenses in these foreign subsidiaries are primarily denominated in the respective local currency and are remeasured into our reporting currency at the average exchange rate in effect during the month. As of March 31, 2020, we entered into foreign currency exchange forward contracts with an aggregate notional amount of $13.9 million to protect a portion of our forecasted U.S. dollar-equivalent operating expenses from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. These contracts are designated as cash flow hedges for accounting purposes. For additional details, see Note 15 to the Condensed Consolidated Financial Statements.
We also enter into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily associated with our lease liabilities. These forward contracts are not designated for hedge accounting treatment. Accordingly, the change in fair value of these derivatives is recorded as a component of “General and administrative” in the accompanying Condensed Consolidated Statements of Operations and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in “General and administrative”. As of March 31, 2020, the notional amounts of outstanding foreign currency contracts entered into under our balance sheet hedge program was $2.6 million. The effect of derivatives not designated as hedge instruments for the period ended March 31, 2020 was de minimis.
Adverse changes in exchange rates of 10% would have resulted in an adverse impact on income before income taxes as reported in the accompanying Condensed Consolidated Statement of Operations of approximately $1.5 million at March 31, 2020. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet date to compute the impact these changes would have had on our income before income taxes in the near term.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31,

2020 because of certain individual control deficiencies related to our information technology general controls (“ITGCs”) that, when viewed in combination, aggregated to a material weakness. Specifically, we did not maintain effective controls over user access to certain IT systems and related changes to IT programs and data, and, as a result, the effective functioning of certain process-level automated and IT-dependent controls may have been affected. This material weakness was identified and discussed in Part II, Item 9A of our Annual Report on Form 10-K filed on March 2, 2020. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Notwithstanding the material weakness in our internal control over financial reporting as of March 31, 2020, management has concluded that the consolidated financial statements included within this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Controls
There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than as reflected in the following risk factors, there were no material changes to the Risk Factors previously disclosed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K.
The COVID-19 pandemic and its effects could adversely impact our business, results of operations, liquidity and financial condition, and the magnitude and timing of such impact is highly uncertain and difficult to predict.
Global health concerns from the COVID-19 pandemic and related government actions have caused significant disruption to the global economic environment. The pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending, and leasing velocity within the rental housing industry. In response to the pandemic, government authorities have implemented numerous measures designed to contain the spread of the disease, including travel bans and restrictions, quarantines, shelter-in-place and lockdown orders, and business limitations and shutdowns. The extent to which the COVID-19 pandemic will impact our operations and financial condition will depend upon future developments which are uncertain and difficult to predict, including the scope, severity and duration of the pandemic and the success of the actions taken to contain the pandemic and mitigate its impact.
The COVID-19 pandemic is adversely impacting residents of rental properties and their ability or willingness to fully meet their obligations to our customers, which in turn may adversely impact our customers’ ability or willingness to meet their obligations to us or may cause them to otherwise seek modifications to their obligations to us. This could result in increases in uncollectible receivables or delays in payment to us by our customers. These conditions could also adversely affect the rate of overall technology spending and influence the timing of our customers’ and prospective customers’ technology purchasing and implementation decisions, which could adversely affect their ability or willingness to purchase our solutions, delay purchasing decisions, reduce the value or duration of subscriptions, negatively affect our renewal rates and churn, negatively affect certain of our products associated with leasing velocity such as but not limited to screening, renters insurance, and payments, or result in a decrease in the number of end users of our solutions or the transactions performed using our solutions, any of which could adversely affect our operating results and financial condition on a short-term or longer-term basis.
To support the health and wellbeing of our employees, customers, partners and communities and in compliance with governmental restrictive orders in the locations in which we have offices, a significant majority of our employees are currently working remotely. Although such changes did not have a material adverse impact on our business and financial results for the first quarter of 2020 and we have been able to effectively operate and provide services and meet our obligations to our customers, if we are not able to continue to respond to and manage these impacts and related changes, our business, results of operations, liquidity and financial condition could be adversely impacted. Furthermore, remote work and the use of our business continuity plans over an extended period of time could impair or delay our ability to sell our solutions, adversely impact our product development and harm productivity and collaboration. We may also take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners which could further adversely impact our business
Many of our customers and vendors are also working remotely, which may delay the timing of orders, implementations, or deliveries. The disruptions to our operations caused by the COVID-19 pandemic may result in inefficiencies, delays and additional costs in our product development, sales, marketing and customer service efforts that we cannot fully mitigate due to the current economic conditions or other unpredictable aspects of the pandemic on our customers and vendors.
The pandemic also raises the possibility of an extended global economic downturn, and there has been significant volatility in the financial markets. As a result, our results and financial condition could adversely be impacted even after the pandemic is mitigated or contained and governmental restrictions are suspended or terminated. For example, our customers may continue to experience economic pressures and we may be unable to collect receivables from customers impacted by COVID-19, or such customers may request alternative payment structures that could adversely impact our results. A decrease in orders in a given period could also negatively impact our revenues in future periods because a substantial portion of our services generate revenue recognized over time. Moreover, we may experience materially adverse impacts as a result of the global economic impact, including reduced spending, lower economic activity and weakened banking and financial systems.
Other factors related to the COVID-19 pandemic that may adversely impact our business operations include:

•	service interruptions or impaired system performance due to failures of or delays in our systems or resources;

•
the possibility that one or more clusters of COVID-19 cases could occur at one of our locations, data centers or other third-party providers, affecting our employees or affecting the systems or employees of our customers or other third parties on which we depend; or

•	challenges to our systems supporting our remote workforce, due to the higher demand on such systems and the hardware needed to support such working conditions.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. The pandemic may have the effect of increasing the severity and likelihood of the risks listed below and the other risks described in our “Risk Factors” section in our Annual Report on Form 10-K filed on March 2, 2020.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future, which could cause our stock price to decline.
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results may be due to a number of factors, including the risks and uncertainties discussed elsewhere in this filing and in the “Risk Factors” section in our Annual Report on Form 10-K filed on March 2, 2020. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the impact of the COVID-19 pandemic on our business, our customers, and the general economic impact of the pandemic in the short and longer term;

•	general economic, industry and market conditions in the rental housing industry that impact our current and potential clients, including the impact of the COVID-19 pandemic;

•	the extent to which on demand software solutions maintain market acceptance;

•	fluctuations in leasing activity by our clients;

•	our ability to timely introduce enhancements to our existing solutions and new solutions;

•
our ability to renew the use of our on demand solutions for units managed by our existing clients and to increase the use of our on demand solutions for the management of units by our existing and new clients;

•	changes in our pricing policies or those of our competitors or new competitors;

•	the variable nature of our sales and implementation cycles;

•	our ability to anticipate and adapt to external forces and the emergence of new technologies and products;

•	our ability to enter into new markets and capture additional market share;

•	our ability to integrate acquisitions in a cost-effective and timely manner;

•	the timing of revenue and expenses related to recent and potential acquisitions or dispositions of businesses or technologies;

•	changes in local economic, political and regulatory environments of our international operations including as a result of the COVID-19 pandemic;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties, service interruptions, data or document losses or security breaches;

•	our ability to hire and retain qualified key personnel, including particular key positions in our sales force and IT department;

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
The sales and activation cycles for our solutions, from initial contact with a prospective client to contract execution and activation, vary widely by client and solution. We do not recognize revenue until the solution is activated. While most of our activations follow a set of standard procedures, a client’s priorities or other factors may delay activation and our ability to recognize revenue, which could result in fluctuations in our quarterly operating results. Additionally, certain of our products are offered in suites containing multiple solutions, resulting in additional fluctuation in activations depending on each client’s priorities and our own processes related to solutions included in the suite. The COVID-19 pandemic could also adversely affect the rate of technology spending and demand for our solutions, and delay or otherwise influence the timing of purchasing decisions and sales and activation cycles by our existing or prospective customers.
Economic trends that affect the rental housing market may have a negative effect on our business.
Our clients include a range of organizations whose success is closely linked to the rental housing market. Economic trends that negatively or positively affect the rental housing market or the impact of the COVID-19 pandemic may adversely affect our business. Instability or downturns affecting the rental housing market may have a material adverse effect on our business, prospects, financial condition and results of operations by:

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
In addition, economic trends that reduce the frequency of renter turnover or the quantity of new renters may reduce the number of rental transactions completed by our clients and may, as a result, reduce demand for our rental, leasing or marketing transaction specific services. The economic effect of the COVID-19 pandemic on the rental housing industry could provide further pressure on our customers who rely upon residents for rental and other payments and leasing activity through which they earn revenue.
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
Our revenue growth is dependent on our ability to continually attract new clients while retaining and expanding our service offerings to existing clients. Growth in the demand for our solutions may be inhibited and we may be unable to sustain growth in our sales for a number of reasons, including, but not limited to:

•	the economic effects of the COVID-19 pandemic upon our clients and their demand for our service offerings;

•	our failure to develop new or additional solutions;

•	our inability to market our solutions in a cost-effective manner to new clients or in new vertical or geographic markets;

•	our inability to expand our sales to existing clients;

•	our inability to build and promote our brand; and

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions.
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
We may fail to provide such service as a result of numerous factors, many of which are beyond our control, including, without limitation: mechanical failure, power outage, the impact of the COVID-19 pandemic, human error, physical or electronic security breaches, war, terrorism and related conflicts or similar events worldwide, fire, earthquake, hurricane, flood and other natural disasters, sabotage and vandalism. We attempt to mitigate these risks at our Texas-based data centers and other facilities through various business continuity efforts, including: redundant infrastructure, 24 x 7 x 365 system activity monitoring, backup and recovery procedures, use of a secure off-site storage facility for backup media, separate test systems and rotation of management and system security measures, but our precautions may not protect against all potential problems. Disaster recovery procedures are in place to facilitate the recovery of our operations, products and services within the stated service level goals. Our secondary data center is equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support the solutions we provide in the event of the interruption of services at our primary data center. Even with this secondary data center, however, our operations would be interrupted during the transition process should our primary data center experience a failure. Moreover, both our primary and secondary data centers are located in the greater metropolitan Dallas area. As a result, any regional disaster could affect both data centers and result in a material disruption of our services.
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
Our client agreements provide that we maintain certain service level commitments to our clients relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. For example, our service level agreements generally require that our solutions are available 98% of the time during coverage hours (normally 6:00 a.m. though 10:00 p.m. Central time daily) 365 days per year (other than certain permitted exceptions such as maintenance). If we are unable to meet the stated service level commitments, we may be contractually obligated to provide clients with refunds or credits. Additionally, if we fail to meet our service level commitments a specified number of times within a given time frame or for a specified duration, our clients may terminate their agreements with us or extend the term of their agreements at no additional fee. As a result, a failure to deliver services for a relatively short duration could cause us to issue credits or refunds to a large number of affected clients or result in the loss of clients. In addition, we cannot assure that our clients will accept these credits, refunds, termination or extension rights in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in substantial client dissatisfaction or loss. Because of the loss of future revenues through the issuance of credits or the loss of clients or other potential liabilities, our revenue could be significantly impacted if we cannot meet our service level commitments to our clients. Although we were able to effectively service our customers and meet our service level obligations during the first quarter of 2020 after implementing the changes to our work environments as a result of the COVID-19 pandemic, including working from home in response to governmental orders and safety considerations related to our employees and customers, if we are not able to continue to respond to and manage these impacts and related changes, our business, results of operations, liquidity and financial condition could be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2020 and 2019.
(c) Purchases of Equity Securities
There was no share repurchase activity during the three months ended March 31, 2020 and 2019.

Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the following Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Included
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/6/2018	3.1
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7
10.1	Transition Agreement between the Registrant and William Chaney, dated January 13, 2020+	10-K	3/2/2020	10.22
10.2	Employment Agreement between the Registrant and Brian Shelton, dated January 2, 2020+	10-K	3/2/2020	10.33
10.3	Employment Agreement between the Registrant and Mike Britti, dated January 13, 2020+	10-K	3/2/2020	10.34
10.4	Employment Agreement between the Registrant and Barry Carter, dated January 13, 2020+	10-K	3/2/2020	10.35
10.5	Form of 2020 Management Incentive Plan+	8-K	3/12/2020	10.1
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation				X
101.DEF	Inline XBRL Taxonomy Extension Definition				X
101.LAB	Inline XBRL Taxonomy Extension Labels				X
101.PRE	Inline XBRL Taxonomy Extension Presentation				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
+     Indicates management contract or compensatory plan or arrangement
*     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2020

RealPage, Inc.

By:	/s/ Thomas C. Ernst, Jr.
Thomas C. Ernst, Jr.
Executive Vice President, Chief Financial Officer and Treasurer