Form 10-Q
period 2020-06-30
RealPage, Inc.
filed 2020-08-04
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 23, 2020
Common Stock, $0.001 par value	101,915,320

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$638,556	$197,154
Restricted cash	262,397	243,323
Accounts receivable, less allowances of $11,814 and $10,271 at June 30, 2020 and December 31, 2019, respectively	129,675	143,127
Prepaid expenses	28,613	24,539
Other current assets	28,354	27,387
Total current assets	1,087,595	635,530
Property, equipment, and software, net	169,222	163,282
Right-of-use assets	114,372	121,941
Goodwill	1,663,639	1,611,749
Intangible assets, net	348,620	372,996
Deferred tax assets, net	28,525	33,812
Other assets	28,473	30,507
Total assets	$3,440,446	$2,969,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,700	$40,092
Accrued expenses and other current liabilities	98,624	89,038
Current portion of deferred revenue	132,796	134,148
Current portion of term loans	26,250	18,750
Convertible notes, net	311,638	—
Customer deposits held in restricted accounts	263,133	243,316
Total current liabilities	873,141	525,344
Deferred revenue	4,062	4,793
Revolving facility	—	230,000
Term loans, net	560,571	575,313
Convertible notes, net	283,122	305,188
Lease liabilities, net of current portion	125,697	133,313
Other long-term liabilities	34,038	22,940
Total liabilities	1,880,631	1,796,891
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value: 250,000,000 shares authorized, 102,206,190 and 96,100,296 shares issued and 101,990,040 and 94,744,157 shares outstanding at June 30, 2020 and December 31, 2019, respectively	102	96
Additional paid-in capital	1,561,672	1,222,356
Treasury stock, at cost: 216,150 and 1,356,139 shares at June 30, 2020 and December 31, 2019, respectively	(4,527)	(39,483)
Retained earnings (deficit)	8,695	(7,695)
Accumulated other comprehensive loss	(6,127)	(2,348)
Total stockholders’ equity	1,559,815	1,172,926
Total liabilities and stockholders’ equity	$3,440,446	$2,969,817
See accompanying notes.
1

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
On demand	$278,559	$235,185	$547,030	$461,704
Professional and other	7,048	8,676	15,250	16,463
Total revenue	285,607	243,861	562,280	478,167
Cost of revenue	110,713	95,708	219,623	185,902
Amortization of product technologies	14,531	9,900	28,303	19,414
Gross profit	160,363	138,253	314,354	272,851
Operating expenses:
Product development	31,433	28,151	62,981	58,048
Sales and marketing	49,424	49,120	104,081	93,943
General and administrative	42,399	28,310	82,927	56,453
Amortization of intangible assets	11,247	10,402	22,666	20,238
Total operating expenses	134,503	115,983	272,655	228,682
Operating income	25,860	22,270	41,699	44,169
Interest expense and other, net	(12,692)	(8,029)	(25,427)	(14,009)
Income before income taxes	13,168	14,241	16,272	30,160
Income tax expense (benefit)	1,867	(822)	(634)	3,825
Net income	$11,301	$15,063	$16,906	$26,335

Net income per share attributable to common stockholders:
Basic	$0.12	$0.16	$0.18	$0.29
Diluted	$0.11	$0.16	$0.17	$0.27
Weighted average common shares outstanding:
Basic	95,752	91,914	94,203	91,703
Diluted	100,254	96,493	98,143	96,036

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$11,301	$15,063	$16,906	$26,335
Other comprehensive income (loss):
Unrealized loss on derivative instruments, net of tax	(414)	(991)	(3,963)	(1,576)
Reclassification adjustment for losses (gains) included in earnings on derivative instruments, net of tax	375	(223)	509	(444)
Foreign currency translation adjustment	180	118	(325)	19
Other comprehensive income (loss), net of tax	141	(1,096)	(3,779)	(2,001)
Comprehensive income	$11,442	$13,967	$13,127	$24,334

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Six-Month Period Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2020	96,100	$96	$1,222,356	$(2,348)	$(7,695)	1,356	$(39,483)	$1,172,926
Public offering of common stock, net	5,847	6	334,120	—	—	—	—	334,126
Stock option exercises	232	—	(676)	—	—	(250)	8,398	7,722
Issuance of restricted stock	37	—	(40,752)	—	—	(1,376)	40,752	—
Treasury stock purchased, at cost	—	—	7,951	—	—	486	(14,194)	(6,243)
Retirement of treasury stock	(10)	—	(124)	—	(516)	—	—	(640)
Stock-based compensation	—	—	26,341	—	—	—	—	26,341
Purchase of capped call instrument	—	—	(39,365)	—	—	—	—	(39,365)
Equity component of convertible senior notes, net of issuance costs and deferred tax	—	—	51,821	—	—	—	—	51,821
Other comprehensive loss - derivative instruments	—	—	—	(3,454)	—	—	—	(3,454)
Foreign currency translation	—	—	—	(325)	—	—	—	(325)
Net income	—	—	—	—	16,906	—	—	16,906
Balance as of June 30, 2020	102,206	$102	$1,561,672	$(6,127)	$8,695	216	$(4,527)	$1,559,815

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited

	Three-Month Period Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of April 1, 2020	96,288	$96	$1,199,209	$(6,268)	$(2,090)	11	$(104)	$1,190,843
Public offering of common stock, net	5,847	6	334,120	—	—	—	—	334,126
Stock option exercises	44	—	(1,026)	—	—	(99)	3,842	2,816
Issuance of restricted stock	37	—	(303)	—	—	(31)	303	—
Treasury stock purchased, at cost	—	—	5,818	—	—	335	(8,568)	(2,750)
Retirement of treasury stock	(10)	—	(124)	—	(516)	—	—	(640)
Stock-based compensation	—	—	11,522	—	—	—	—	11,522
Purchase of capped call instrument	—	—	(39,365)	—	—	—	—	(39,365)
Equity component of convertible senior notes, net of issuance costs and deferred tax	—	—	51,821	—	—	—	—	51,821
Other comprehensive loss - derivative instruments	—	—	—	(39)	—	—	—	(39)
Foreign currency translation	—	—	—	180	—	—	—	180
Net income	—	—	—	—	11,301	—	—	11,301
Balance as of June 30, 2020	102,206	$102	$1,561,672	$(6,127)	$8,695	216	$(4,527)	$1,559,815

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(in thousands)
(unaudited)

	Six-Month Period Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	95,991	$96	$1,187,683	$(492)	$(58,793)	2,341	$(65,470)	$1,063,024
Cumulative effect of adoption of ASU 2017-12	—	—	—	25	(25)	—	—	—
Issuance of common stock in connection with our acquisitions	154	—	9,846	—	—	—	—	9,846
Stock option exercises	19	—	(1,277)	—	—	(138)	4,346	3,069
Issuance of restricted stock	—	—	(38,999)	—	—	(1,268)	38,999	—
Treasury stock purchased, at cost	—	—	1,620	—	—	369	(12,728)	(11,108)
Retirement of treasury stock	(12)	—	(152)	—	(592)	(12)	744	—
Stock-based compensation	—	—	31,154	—	—	—	—	31,154
Other comprehensive loss- derivative instruments	—	—	—	(2,020)	—	—	—	(2,020)
Foreign currency translation	—	—	—	19	—	—	—	19
Net income	—	—	—	—	26,335	—	—	26,335
Balance as of June 30, 2019	96,152	$96	$1,189,875	$(2,468)	$(33,075)	1,292	$(34,109)	$1,120,319

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(in thousands)
(unaudited)

	Three-Month Period Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of April 1, 2019	95,998	$96	$1,167,950	$(1,372)	$(47,546)	1,265	$(33,753)	$1,085,375
Issuance of common stock in connection with our acquisitions	154	—	9,846	—	—	—	—	9,846
Stock option exercises	12	—	(440)	—	—	(49)	1,632	1,192
Issuance of restricted stock	—	—	(4,543)	—	—	(138)	4,543	—
Treasury stock purchased, at cost	—	—	1,183	—	—	226	(7,275)	(6,092)
Retirement of treasury stock	(12)	—	(152)	—	(592)	(12)	744	—
Stock-based compensation	—	—	16,031	—	—	—	—	16,031
Other comprehensive loss- derivative instruments	—	—	—	(1,214)	—	—	—	(1,214)
Foreign currency translation	—	—	—	118	—	—	—	118
Net income	—	—	—	—	15,063	—	—	15,063
Balance as of June 30, 2019	96,152	$96	$1,189,875	$(2,468)	$(33,075)	1,292	$(34,109)	$1,120,319

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$16,906	$26,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,906	56,840
Amortization of debt discount and issuance costs	8,410	6,513
Amortization of right-of-use assets	6,983	5,925
Deferred taxes	(1,233)	4,236
Stock-based expense	28,532	30,778
Loss on disposal and impairment of other long-lived assets	12	269
Change in fair value of equity investment	—	(2,600)
Acquisition-related consideration	(107)	699
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	14,622	(3,337)
Prepaid expenses and other current assets	(4,535)	(283)
Other assets	1,743	(184)
Accounts payable	1,143	6,039
Accrued compensation, taxes, and benefits	4,085	(8,833)
Deferred revenue	(3,430)	3,044
Customer deposits	16,368	(46,546)
Other current and long-term liabilities	224	(5,518)
Net cash provided by operating activities	157,629	73,377
Cash flows from investing activities:
Purchases of property, equipment, and software	(29,746)	(23,466)
Acquisition of businesses, net of cash and restricted cash acquired	(59,500)	(17,528)
Purchase of other investment	—	(1,750)
Net cash used in investing activities	(89,246)	(42,744)
Cash flows from financing activities:
Payments on term loans	(7,500)	(8,067)
Payments on revolving credit facility	(230,000)	—
Proceeds from borrowings on convertible notes	345,000	—
Purchase of capped call hedge	(39,365)	—
Payments of deferred financing costs	(7,199)	—
Payments on finance lease obligations	(1,633)	(2,127)
Payments of acquisition-related consideration	(2,392)	(20,247)
Proceeds from public offering, net of underwriters’ discount and offering costs	334,402	—
Proceeds from exercise of stock options	7,722	3,069
Purchase of treasury stock related to stock-based compensation	(6,243)	(11,108)
Other financing activities, net	(374)	—
Net cash provided by (used in) financing activities	392,418	(38,480)
Net increase (decrease) in cash, cash equivalents and restricted cash	460,801	(7,847)
Effect of exchange rate on cash	(325)	19
Cash, cash equivalents and restricted cash:
Beginning of period	440,477	382,758
End of period	$900,953	$374,930
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$14,586	$10,856
Cash paid for income taxes, net	$1,175	$1,470
Right-of-use assets obtained in exchange for operating lease obligations	$1,392	$12,029
Non-cash investing and financing activities:
Accrued property, equipment, and software	$1,541	$2,439
Acquisition-related liabilities settled with equity	$—	$9,846

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets and that shown in the Condensed Consolidated Statements of Cash Flows:
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$638,556	$197,154
Restricted cash	262,397	243,323
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash flows	$900,953	$440,477

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
During the quarter ended June 30, 2020, we continued to respond to the challenges that the evolving COVID-19 virus (“COVID-19”) pandemic created for us and our customers. We completed the movement of almost all our staff to a work-from-home environment while simultaneously supporting our customers as they used our software services to sustain their operations while reducing in-person interactions with their customers. Portions of our business, particularly our electronic payment processing services, experienced growth during the quarter, while certain of our other services experienced lower transactional volumes as leasing and marketing services slowed as a result of COVID-19. Many countries, including particularly the United States, are still experiencing high levels of new COVID-19 infections, and the ultimate severity and duration of the outbreak and its effect on our future operations is uncertain. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected, and the resulting economic impact could still materially adversely affect our future results of operations, cash flows and financial position, as well as the financial health of our customers.

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
Substantially all of our accounts receivable are derived from clients in the residential rental housing market. Concentrations of credit risk with respect to accounts receivable and revenue have historically been limited because our customers are geographically dispersed across primarily the United States. Furthermore, no single client accounted for 10% or more of our revenue or accounts receivable for the three or six months ended June 30, 2020 or 2019. We do not require collateral from clients.
The financial health of our customers, including their ability to generate cash flows sufficient to meet their obligations to us, is dependent on, among other things, the ability of their residents to meet their lease obligations on a consistent and timely basis. A portion of those residents have already been, or may in the future be, affected by the general business closures and limitations resulting from the COVID-19 pandemic. The degree to which our customers will be adversely affected by COVID-19 is still not yet fully known and will be affected by several factors including the severity and duration of what has become a prolonged outbreak in the United States, the effect of the expiration of initial government subsidies, and the scope and duration of any new subsidies that may be provided to both residents, owners and managers of rental properties and other businesses in general.
We maintain an allowance for credit losses based upon the expected collectability of accounts receivable using historical loss rates adjusted for forward-looking assumptions based on management’s judgments. During the six months ended June 30, 2020, we have not recognized additional allowances as a result of COVID-19. Nevertheless, our reserves may not be sufficient if the effects of COVID-19 on our clients become more severe and/or continue for an extended term. We continue to work closely with our customers to help them address the operational challenges they face as a result of COVID-19, and we will adjust our estimates of reserves for credit losses in future periods as appropriate.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined we operate as a single reporting segment and operating unit.
Principally, all of our revenue for the three and six months ended June 30, 2020 and 2019 was earned in the United States. Net property, equipment, and software located in the United States amounted to $160.9 million and $154.5 million at June 30, 2020 and December 31, 2019, respectively. Net property, equipment, and software located in our international subsidiaries amounted to $8.3 million and $8.8 million at June 30, 2020 and December 31, 2019, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines, India, and Spain at both June 30, 2020 and December 31, 2019.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such significant estimates include, but are not limited to, the determination of the allowances against our accounts receivable; useful lives of intangible assets; impairment assessments on long-lived assets (including goodwill and indefinite-lived intangible assets); contingent commissions related to the sale of insurance products; fair value of acquired net assets and contingent consideration in connection with business combinations; the nature and timing of the satisfaction of performance obligations and related reserves; fair values of stock-based awards; loss contingencies; and the recognition, measurement and valuation of current and deferred income taxes. Actual results could differ from these estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the result of which forms the basis for making judgments about the carrying value of assets and liabilities. For greater detail regarding these accounting policies and estimates, refer to our Annual Report on Form 10-K.
During 2020, we have taken specific steps in response to COVID-19, including employing work-from-home strategies, in order to continue to provide services to our customers without any significant interruption in those services. We have considered COVID-19 in preparing the estimates used in the preparation of our financial statements for the three and six months ended June 30, 2020, but the ultimate effect on our financial results and those of our customers in the near and long term is still uncertain. We will continue to revise our estimates in future periods for additional changes brought about by the evolving COVID-19 pandemic or other issues as additional information becomes available.
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
Trade receivables are written off against the allowance when management determines a balance is uncollectible. We incurred bad debt expense of $1.2 million and $0.4 million for the three months ended, and $2.3 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively.
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
Business Combinations
We allocate the fair value of the purchase consideration of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Purchase consideration includes assets transferred, liabilities assumed, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combination transactions may be structured to include a combination of up-front, deferred and contingent payments to be made at specified dates subsequent to the date of acquisition. These payments may include a combination of cash and equity. Deferred and contingent payments determined to be purchase consideration are recorded at fair value as of the acquisition date. Deferred obligations are generally subject to adjustments specified in the underlying purchase agreement related to the seller’s indemnification obligations. Our contingent consideration is an obligation to make future payments to the seller contingent upon the achievement of future operational or financial targets and is remeasured to fair value at the end of each reporting period until the obligation is settled.
The valuation of the net assets acquired as well as certain elements of purchase consideration requires management to make significant estimates and assumptions, especially with respect to future expected cash flows, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain, and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Subsequent changes to the fair value of contingent consideration are reflected in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations.
Acquisition costs are expensed as incurred and are included in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations. We include the results of operations from acquired businesses in our condensed consolidated financial statements from the effective date of the acquisition.
Goodwill and Indefinite-Lived Intangible Assets
We test goodwill and indefinite-lived intangible assets for impairment separately on an annual basis in the fourth quarter of each year, or more frequently if circumstances indicate that the assets may not be recoverable. For purposes of goodwill impairment testing, we have one reporting unit.
We evaluate impairment of goodwill either by assessing qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, or by performing a quantitative assessment. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and circumstances affecting the reporting unit. If we choose to perform a qualitative assessment and after considering the totality of events or circumstances, we determine it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we would perform a quantitative fair value test. Our quantitative impairment assessment utilizes a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). These approaches involve judgmental assumptions, including forecasted future cash flows expected to be generated by the business over an extended period of time, long-term growth rates, the identification of comparable companies, and our discount rate based on our weighted average cost of capital. These assumptions are predominately unobservable inputs and considered Level 3 measurements. We adopted ASU 2017-04, Intangibles - Goodwill and Other, which simplifies the testing for goodwill impairment by eliminating the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment, prospectively on January 1, 2020. To calculate any potential impairment, we compare the fair value of our reporting unit with its carrying amount, including goodwill. Any excess of the carrying amount of the reporting unit over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down.
We quantitatively evaluate indefinite-lived intangible assets by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach. Key assumptions for this assessment include forecasted future cash flows from estimated royalty rates and our discount rate based on our weighted average cost of capital. These assumptions are unobservable Level 3 measurements. Assets with indefinite lives that have been determined to be inseparable due to their interchangeable use are grouped into single units of accounting for purposes of testing for impairment. If the carrying amount of an identified intangible asset with an indefinite life exceeds its fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value.

Leases
We determine if an arrangement contains a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. Our ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The ROU asset is reduced for tenant incentives and excludes any initial direct costs incurred. For our real estate contracts with lease and non-lease components, we have elected to combine the lease and non-lease components into a single lease component. The implicit rate within our leases are generally not readily determinable, and instead we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using our current borrowing rate, adjusted for various factors including collateralization and term to align with the terms of the lease. Certain of our leases include options to extend the lease. Our lease values include options to extend the lease when it is reasonably certain we will exercise such options.
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
We have elected not to recognize a lease liability or ROU asset for short-term leases, defined as those which have an initial term of twelve months or less.
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
We generally recognize revenue from subscription fees on a straight-line basis over the access period beginning on the date that we make our service available to the client. Our subscription agreements generally are non-cancellable, have an initial term of one year or longer and are billed either monthly, quarterly or annually in advance. Non-refundable up-front fees billed at the initial order date that are not associated with an up-front service obligation are recognized as revenue on a straight-line basis over the period in which the client is expected to benefit, which we consider to be three years.
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
The rollforward of the allowance for credit losses, a component of our allowance for accounts receivable, as of June 30, 2020 was as follows (in thousands):

Balance as of January 1, 2020	$4,545
Provision for credit losses	1,097
Write-offs, net of recoveries	(527)
Balance as of March 31, 2020	5,115
Provision for credit losses	1,168
Write-offs, net of recoveries	(740)
Balance as of June 30, 2020	$5,543

Accounting Standards Update 2018-15
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We adopted ASU 2018-15 prospectively as of January 1, 2020. The impact to our financial statements will depend on the nature of our future cloud computing arrangements; however, this standard did not have a material impact on our financial statements as of June 30, 2020.
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

3. Acquisitions
2020 Acquisitions
Modern Message
On January 22, 2020, we entered into an Agreement and Plan of Merger, by which we acquired all of the outstanding stock of Modern Message Inc. (“Modern Message”), a provider of resident engagement solutions to the multifamily housing industry. Aggregate purchase consideration was $64.7 million, comprised of $62.7 million paid at closing and deferred cash obligations of up to $2.0 million, subject to working capital adjustments and indemnification claims. A portion of the deferred cash obligations will be released within 180 days of closing, a portion on the first anniversary of the closing, and the remainder on the second anniversary of closing. In addition, the Agreement and Plan of Merger provided for retention incentives for certain executives in the form of restricted stock grants that are tied to post-acquisition employment service. These shares were granted during the first quarter of 2020, and had an aggregate grant date fair value of $10.7 million which will be recognized as stock-based compensation over the requisite service period. The acquisition was financed with cash on hand.
The acquired identified intangible assets consisted of developed technology, client relationships, and trade names that were assigned estimated useful lives of five, nine and five years, respectively. Preliminary goodwill recognized of $49.3 million is primarily comprised of anticipated synergies from the expansion of our resident engagement platform. Goodwill and the acquired identified intangible assets are not deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.5 million.
Purchase Consideration and Purchase Price Allocations
The estimated fair values of assets acquired and liabilities assumed are provisional and are based primarily on the information available as of the acquisition date. We believe this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are awaiting additional information necessary to finalize those values. Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition closing date. The components of the purchase consideration and the preliminary allocation of purchase price as of June 30, 2020 are as follows:

Modern Message
(in thousands)
Fair value of purchase consideration:
Cash, net of cash acquired	$62,749
Deferred obligations, net	1,998
Total fair value of purchase consideration	$64,747

Fair value of net assets acquired:
Restricted cash	$3,248
Accounts receivable	1,222
Intangible assets:
Developed product technologies	8,700
Client relationships	9,400
Trade names	700
Goodwill	49,337
Other assets	426
Accounts payable and accrued liabilities	(886)
Client deposits held in restricted accounts	(3,450)
Deferred revenue	(198)
Deferred tax liability, net	(3,752)
Total fair value of net assets acquired	$64,747

2019 Acquisitions
We completed five acquisitions during fiscal year 2019. For certain acquisitions in the table below, the estimated fair values of assets acquired and liabilities assumed are provisional. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition dates. The allocation of each purchase price, including effects of measurement period adjustments recorded as of June 30, 2020, is as follows:

		Date of Acquisition	Aggregate Purchase Price	Closing Cash Payment, Net of Cash Acquired	Net Tangible Assets Acquired (Liabilities Assumed)	Identified Intangible Assets	Goodwill Recognized
			(in thousands)
LeaseTerm Solutions	(Final)	Apr 2019	$26,512	$23,417	$587	$7,300	$18,625
Hipercept	(Provisional)	Jul 2019	$28,353	$17,804	$149	$4,800	$23,404
Simple Bills	(Provisional)	Jul 2019	$18,149	$14,875	$(724)	$9,300	$9,573
IMS	(Provisional)	Dec 2019	$55,738	$50,177	$30	$16,100	$39,608
Buildium	(Provisional)	Dec 2019	$569,645	$566,241	$(14,466)	$113,000	$471,111

Deferred Obligations and Contingent Consideration Activity
The following table presents changes in the Company’s deferred cash and stock obligations and contingent consideration for the six months ended June 30, 2020 and the year ended December 31, 2019:

	Deferred Cash and Stock Obligations	Contingent Consideration	Total
	(in thousands)
Balance at January 1, 2019	$52,142	$6,000	$58,142
Additions, net of fair value discount	18,183	6,700	24,883
Cash payments	(25,215)	(5,963)	(31,178)
Settlements through common stock issued	(14,846)	—	(14,846)
Accretion expense	1,540	58	1,598
Change in fair value	—	(259)	(259)
Indemnification claims and other adjustments	(57)	—	(57)
Balance at December 31, 2019	31,747	6,536	38,283
Additions, net of fair value discount	1,998	—	1,998
Cash payments	(2,172)	—	(2,172)
Accretion expense	512	83	595
Change in fair value	—	(1,035)	(1,035)
Indemnification claims and other adjustments	478	—	478
Balance at June 30, 2020	$32,563	$5,584	$38,147

In May 2019, in connection with our April 2018 acquisitions of NovelPay, LLC (“NovelPay”) and ClickPay Services, Inc. (collectively with NovelPay, “ClickPay”), we issued an aggregate of 154,281 shares of our common stock to the equity holders of ClickPay. These shares were subject to a holdback with respect to indemnification adjustments pursuant to the acquisition agreements. In May 2020, these holdback claims were finalized, resulting in the retirement of 9,994 previously issued shares of our common stock.
In September 2019, we settled a deferred equity obligation with regard to our September 2018 acquisition of LeaseLabs, Inc. through the issuance of 80,012 shares of our common stock.
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2020 and 2019, as if the aforementioned 2020 and 2019 acquisitions had occurred as of January 1, 2019 and 2018, respectively. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax expense or benefit, issuance of shares of our common stock, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	2020 Pro Forma	2019 Pro Forma	2020 Pro Forma	2019 Pro Forma
	(unaudited)
	(in thousands, except per share amounts)
Total revenue	$285,607	$265,074	$562,762	$520,602
Net income	$11,750	$3,643	$17,801	$3,375
Net income per share:
Basic	$0.12	$0.04	$0.19	$0.04
Diluted	$0.12	$0.04	$0.18	$0.03

4. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by major revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
On demand
Property management	$60,082	$51,003	$122,414	$100,917
Resident services	129,171	101,205	248,256	198,009
Leasing and marketing	47,847	46,808	94,636	91,078
Asset optimization	41,459	36,169	81,724	71,700
Total on demand revenue	278,559	235,185	547,030	461,704

Professional and other	7,048	8,676	15,250	16,463
Total revenue	$285,607	$243,861	$562,280	$478,167

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
Other revenues consist of submeter equipment sales that include related installation services, sales of other equipment and on premise software sales. Submeter hardware and installation services are considered to be part of a single performance obligation due to the significance of the integration and interdependency of the installation services with the meter equipment. Our typical payment terms for submeter installations require a percentage of the overall transaction price to be paid up-front, with the remainder billed as progress payments. We recognize submeter revenue in proportion to the number of fully installed units completed to date as compared to the total contracted number of units to be provided and installed. For all other equipment sales, we generally recognize revenue when control of the hardware has transferred to our client, which occurs at a point in time, typically upon delivery to the client.
The majority of on premise revenue consists of maintenance renewals from clients who renew for an additional one-year term. Maintenance renewal revenue is recognized ratably over the service period based upon the standalone selling price of that service obligation.
Contract Balances
Contract assets generally consist of amounts recognized as revenue before they can be invoiced to clients or amounts invoiced to clients prior to the period in which the service is provided where the right to payment is subject to conditions other than just the passage of time. These contract assets are included in “Accounts receivable” in the accompanying Condensed Consolidated Financial Statements and related disclosures. Contract liabilities are comprised of billings or payments received from our clients in advance of performance under the contract. We refer to these contract liabilities as “Deferred revenue” in the accompanying Condensed Consolidated Financial Statements and related disclosures. We recognized revenue of $105.7 million for the six months ended June 30, 2020, which was included in the line “Deferred revenue” in the accompanying Condensed Consolidated Balance Sheet as of the beginning of the period.
Contract Acquisition Costs
We capitalize certain commissions as incremental costs of obtaining a contract with a client if we expect to recover those costs. The commissions are capitalized and amortized over a period of benefit determined to be three years. Below is a summary of our capitalized commissions costs and their respective locations in the accompanying Condensed Consolidated Balance Sheets:

	Balance Sheet Location	June 30, 2020	December 31, 2019
		(in thousands)
Capitalized commissions costs — current	Other current assets	$10,553	$9,870
Capitalized commissions costs — noncurrent	Other assets	9,162	8,463
Total capitalized commissions costs		$19,715	$18,333

Amortization of capitalized commissions was $2.9 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and $5.7 million and $3.8 million for the six months ended June 30, 2020 and 2019, respectively. No impairment loss was recognized in relation to these capitalized costs.

Remaining Performance Obligations
Certain clients commit to purchase our solutions for terms ranging from two to seven years. We expect to recognize approximately $481.9 million of revenue in the future related to performance obligations for on demand contracts with an original duration greater than one year that were unsatisfied or partially unsatisfied as of June 30, 2020. Our estimate does not include amounts related to:
•professional and usage-based services that are billed and recognized based on services performed in a certain period;
•amounts attributable to unexercised contract renewals that represent a material right; or
•amounts attributable to unexercised client options to purchase services that do not represent a material right.
We expect to recognize revenue on approximately 72.4% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter. Revenue from remaining performance obligations for professional service contracts as of June 30, 2020 was immaterial.

5. Property, Equipment, and Software
Property, equipment, and software consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Leasehold improvements	$69,859	$70,558
Data processing and communications equipment	84,619	77,358
Furniture, fixtures, and other equipment	38,669	35,856
Software	175,764	157,832
Property, equipment, and software, gross	368,911	341,604
Less: Accumulated depreciation and amortization	(199,689)	(178,322)
Property, equipment, and software, net	$169,222	$163,282

Depreciation and amortization expense for property, equipment, and purchased software was $7.6 million and $7.7 million for the three months ended, and $15.0 million and $15.2 million for the six months ended June 30, 2020 and 2019, respectively.
The unamortized amount of capitalized software development costs was $72.9 million and $66.5 million at June 30, 2020 and December 31, 2019, respectively. Amortization expense related to capitalized software development costs totaled $4.2 million and $3.7 million for the three months ended, and $8.2 million and $7.0 million for the six months ended June 30, 2020 and 2019, respectively.

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

The components of lease costs for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$4,201	$3,477	$8,673	$6,963

Finance lease cost:
Depreciation of finance lease asset	$992	$992	$1,984	$1,984
Interest on lease liabilities	1,019	1,061	2,048	2,106
Total finance lease cost	$2,011	$2,053	$4,032	$4,090

Rent expense for short-term leases for the three and six months ended June 30, 2020 and 2019 was not material.
Supplemental balance sheet information related to leases at June 30, 2020, was as follows:

	Operating leases	Finance leases	Total leases
	(in thousands, except lease term and discount rate)
Right-of-use assets	$62,116	$52,256	$114,372

Lease liabilities, current (1)	$12,982	$3,480	$16,462
Lease liabilities, net of current portion	54,066	71,631	125,697
Total lease liabilities	$67,048	$75,111	$142,159

Weighted average remaining term (in years)	5.6	13.2
Weighted average discount rate	4.8%	5.4%
(1)Included in the line “Accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Supplemental balance sheet information related to leases at December 31, 2019, was as follows:

	Operating leases	Finance leases	Total leases
	(in thousands, except lease term and discount rate)
Right-of-use assets	$67,700	$54,241	$121,941

Lease liabilities, current (1)	$12,873	$3,254	$16,127
Lease liabilities, net of current portion	59,822	73,491	133,313
Total lease liabilities	$72,695	$76,745	$149,440

Weighted average remaining term (in years)	6.1	13.7
Weighted average discount rate	4.8%	5.4%
(1)Included in the line “Accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Supplemental cash flow information related to leases for the six months ended June 30, 2020 and 2019 was as follows, in thousands:

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Cash payments for lease liabilities within operating activities:
Operating leases	$8,734	$7,809
Finance leases	$2,048	$2,106
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$1,392	$12,029

At June 30, 2020, future maturities of lease liabilities due under these lease agreements were as follows for the years ending December 31, in thousands:

	Operating leases	Finance leases	Total leases
2020	$6,981	$3,138	$10,119
2021	15,735	7,504	23,239
2022	13,745	7,609	21,354
2023	11,994	7,714	19,708
2024	9,988	7,819	17,807
Thereafter	18,543	72,214	90,757
Total undiscounted lease payments	76,986	105,998	182,984
Present value adjustment	(9,938)	(30,887)	(40,825)
Present value of lease payments	$67,048	$75,111	$142,159

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the six months ended June 30, 2020 were as follows, in thousands:

Balance as of January 1, 2020	$1,611,749
Goodwill acquired	49,268
Measurement period adjustments	2,622
Balance as of June 30, 2020	$1,663,639

Identified intangible assets consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$286,280	$(146,135)	$140,145	$277,030	$(125,537)	$151,493
Client relationships	349,838	(160,508)	189,330	341,438	(140,044)	201,394
Trade names	26,257	(18,070)	8,187	25,557	(16,928)	8,629
Non-compete agreements	5,273	(2,703)	2,570	5,273	(2,186)	3,087
Total finite-lived intangible assets	667,648	(327,416)	340,232	649,298	(284,695)	364,603
Indefinite-lived intangible assets:
Trade names	8,388	—	8,388	8,393	—	8,393
Total intangible assets	$676,036	$(327,416)	$348,620	$657,691	$(284,695)	$372,996

Amortization expense related to finite-lived intangible assets was $21.6 million and $16.5 million for the three months ended, and $42.7 million and $32.6 million for the six months ended June 30, 2020 and 2019, respectively.

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
Revolving Facility: The Amended Credit Facility provides $600.0 million in aggregate commitments for secured revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”). During the three months ended June 30, 2020, we repaid the previous amount outstanding under the Revolving Facility.
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
All outstanding revolving loans and term loans under the Amended Credit Facility mature on September 5, 2024. If on or prior to August 16, 2022, we have failed to demonstrate to the Agent that we would be in compliance with each financial covenant after giving pro forma effect to the repayment in full of the 2022 Convertible Notes which mature on November 15, 2022, then the Amended Credit Facility will mature on August 16, 2022. In addition, if on any business day during the period beginning on August 16, 2022 until the 2022 Convertible Notes are paid in full, our available liquidity is less than an amount equal to 125% of the outstanding principal amount of the 2022 Convertible Notes, then amounts outstanding under the Amended Credit Facility are due the next business day.
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
As of June 30, 2020, we were in compliance with the covenants under our Amended Credit Facility.
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
As of June 30, 2020 and December 31, 2019, we had $600.0 million and $370.0 million, respectively, of available credit under our Revolving Facility. Principal outstanding for the Revolving Facility was $230.0 million as of December 31, 2019. There was no principal outstanding as of June 30, 2020. We incur commitment fees on the unused portion of the Revolving Facility. The carrying value of the Revolving Facility approximates its fair value.
Unamortized debt issuance costs for the revolving facility were $2.4 million and $2.7 million at June 30, 2020 and December 31, 2019, respectively, and are included in the line “Other assets” in the Condensed Consolidated Balance Sheets.
Principal outstanding and unamortized debt issuance and discount costs for the Term Loans were as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	Term Loans
	(in thousands)
Principal outstanding	$588,750	$596,250
Unamortized issuance costs	(831)	(942)
Unamortized discount	(1,098)	(1,245)
Carrying value	$586,821	$594,063

The fair value of the Term Loans on June 30, 2020 and December 31, 2019 was $544.6 million and $582.7 million, respectively. The fair value was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities. We concluded that this fair value measurement should be categorized within Level 2.

Future maturities of principal under the Term Loans are as follows for the years ending December 31, in thousands:

Term Loans
2020	$11,250
2021	30,000
2022	33,750
2023	48,750
2024	465,000
$588,750

Convertible Notes
2025 Convertible Notes
In May 2020, we issued convertible senior notes in an aggregate principal amount of $345.0 million (including the underwriters’ exercise in full of their over-allotment option of $45.0 million) which will mature on May 15, 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes were issued pursuant to an Indenture, dated May 22, 2020, by and between us and U.S. Bank National Association, as Trustee, as supplemented by the First Supplemental Indenture (as supplemented, the “Indenture”). We received net proceeds from the offering of approximately $337.5 million after adjusting for debt issuance costs, including the underwriting discount.
The 2025 Convertible Notes accrue interest at a rate of 1.50% per year until maturity, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. On or after February 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert at their option all or any portion of their 2025 Convertible Notes at the then applicable conversation rate. The 2025 Convertible Notes are convertible at an initial rate of 13.04 shares of our common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $76.70 per share of our common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Upon any conversion of the 2025 Convertible Notes, it is our current intent to settle the first $1,000 of conversion value for each $1,000 principal amount of the 2025 Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. As of June 30, 2020, the if-converted value of the 2025 Convertible Notes did not exceed the aggregate principal.
Holders may convert all or any portion of their 2025 Convertible Notes, at their option, prior to the close of business on the business day immediately preceding February 15, 2025 only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the 2025 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day;
•if we call any or all of the 2025 Convertible Notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the Indenture.
On or after May 20, 2023, we may redeem for cash, at our option, all or part of the 2025 Convertible Notes if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, is greater than or equal to 130% of the conversion price on each applicable trading day. There is no sinking fund provided for the 2025 Convertible Notes.
If we undergo a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2025 Convertible Notes. The fundamental change repurchase price is equal to 100% of the principal amount of the 2025 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If holders elect to convert their 2025 Convertible Notes in connection with a make-whole fundamental change, as described in the Indenture, we will, to the extent provided in the Indenture, increase the conversion rate applicable to the 2025 Convertible Notes.
The 2025 Convertible Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2025 Convertible Notes and equal in right of payment to any of our existing and future unsecured indebtedness that is not subordinated including the 2022 Convertible Notes. The 2025 Convertible Notes are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of assets securing such indebtedness and structurally junior to all existing and future indebtedness and other liabilities, including trade payables, of our subsidiaries. The Indenture does not limit the amount of debt that we or our subsidiaries may incur. The 2025 Convertible Notes are not guaranteed by any of our subsidiaries.
The Indenture does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Indenture contains customary events of default with respect to the 2025 Convertible Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the 2025 Convertible Notes shall, declare all of principal and accrued and unpaid interest, if any, of the 2025 Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving us or a significant subsidiary, all of the principal of and accrued and unpaid interest on the 2025 Convertible Notes will automatically become due and payable.
In accounting for the issuance of the 2025 Convertible Notes, we separated the 2025 Convertible Notes into liability and equity components. We allocated $288.0 million of the 2025 Convertible Notes to the liability component, and $57.0 million to the equity component. The portion allocated to equity is presented in stockholders’ equity net of $3.9 million of related deferred taxes and of allocated issuance cost as described below. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the term of the 2025 Convertible Notes using the effective interest method. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
We incurred issuance costs of $7.5 million related to the 2025 Convertible Notes. Issuance costs were allocated to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the 2025 Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in stockholders' equity.
2022 Convertible Notes
In May 2017, we issued convertible senior notes with an aggregate principal amount of $345.0 million which mature on November 15, 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes accrue interest at a rate of 1.50%, payable semi-annually on May 15 and November 15 of each year. The 2022 Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). Based on our closing stock price of $65.01 on June 30, 2020, the if-converted value exceeded the aggregate principal amount of the 2022 Convertible Notes by $189.7 million.
During the second quarter of 2020, the closing price of our common stock exceeded 130% of the conversion price of the 2022 Convertible Notes for more than 20 trading days during the last 30 consecutive trading days of the quarter, thereby satisfying one of the early conversion events. As a result, the 2022 Convertible Notes are convertible at any time during the third quarter of 2020. Accordingly, as of June 30, 2020, the carrying amount of the 2022 Convertible Notes of $311.6 million was classified as a current liability in the accompanying Condensed Consolidated Balance Sheets.
There have been no significant changes to the terms of the 2022 Convertible Notes disclosed in our Annual Report on Form 10-K.
The net carrying amount of our 2022 and 2025 Convertible Notes (collectively referred to as the “Convertible Notes”) at June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020		December 31, 2019
	2022 Convertible Notes	2025 Convertible Notes	2022 Convertible Notes
	(in thousands)
Liability component:
Principal amount	$344,995	$345,000	$344,995
Unamortized discount	(29,569)	(55,697)	(35,287)
Unamortized debt issuance costs	(3,788)	(6,181)	(4,520)
Convertible notes, net	$311,638	$283,122	$305,188

Equity component, net of issuance costs and deferred tax:	$61,390	$51,821	$61,390

The estimated fair value of the Convertible Notes at June 30, 2020 and December 31, 2019 was $941.3 million and $486.7 million, respectively. The estimated fair value is based on quoted market prices as of the last trading day for the six months ended June 30, 2020; however, the Convertible Notes have only a limited trading volume and, as such, this fair value estimate is not necessarily the value at which the Convertible Notes could be retired or transferred. We concluded this measurement should be classified within Level 2.
The following table sets forth total interest expense related to the Convertible Notes for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Contractual interest expense	$1,854	$1,294	$3,148	$2,588
Amortization of debt discount	4,183	2,717	7,021	5,393
Amortization of debt issuance costs	479	348	842	691
	$6,516	$4,359	$11,011	$8,672

The effective interest rate of the liability component for the three and six-month periods ended June 30, 2020 and 2019 was 5.87% for the 2022 Convertible Notes and 5.74% for the 2025 Convertible Notes, respectively.
Capped Calls, Note Hedges, and Warrants
On May 22, 2020, we entered into privately negotiated option contracts to purchase hedge instruments (the “Capped Calls”) initially covering approximately 5.8 million shares of our common stock at a cost of $39.4 million. The Capped Calls are subject to anti-dilution provisions substantially similar to those of the 2025 Convertible Notes, have a strike price of approximately $76.70 per share, are subject to a cap price of $118.00 per share, are exercisable by us upon any conversion under the 2025 Convertible Notes, and expire on May 15, 2025. The Capped Calls are transactions that are separate from the terms of the 2025 Convertible Notes, and holders of the 2025 Convertible Notes have no rights with respect to the Capped Calls.
On May 23, 2017, we entered into privately negotiated transactions to purchase hedge instruments (“Note Hedges”), covering approximately 8.2 million shares of our common stock at a cost of $62.5 million. The Note Hedges are subject to anti-dilution provisions substantially similar to those of the 2022 Convertible Notes, have a strike price of approximately $41.95 per share, are exercisable by us upon any conversion under the 2022 Convertible Notes, and expire on November 15, 2022.
The Capped Calls and Note Hedges (collectively referred to as the “Note Hedge Instruments”) are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under our previously issued Convertible Notes. The costs of the Note Hedge Instruments are expected to be tax deductible as original issue discounts over the lives of the respective convertible notes, as the Note Hedge Instruments represent integrated debt instruments for tax purposes. As the Note Hedge Instruments meet certain accounting criteria, they are recorded in stockholders’ equity as a reduction of additional paid-in-capital and are not accounted for as derivatives. The fair value of the Note Hedge Instruments are not remeasured each reporting period.
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
The Note Hedges are transactions that are separate from the terms of the 2022 Convertible Notes and the Warrants, and holders of the 2022 Convertible Notes and the Warrants have no rights with respect to the Note Hedges. The Warrants are similarly separate in both terms and rights from the Note Hedges and the 2022 Convertible Notes.

9. Stock-based Expense
On June 3, 2020, our stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. The 2020 Plan replaces our 2010 Equity Incentive Plan (the “2010 Plan”), and no further awards will be made under the 2010 Plan after the effective date of the 2020 Plan. Additionally, any awards that expire or are forfeited under the 2010 Plan become available for issuance under the 2020 Plan.
At June 30, 2020, there were 12.8 million shares of our common stock reserved for awards under the 2020 Plan. The 2020 Plan permits the exercise of stock options and grants of restricted stock to be fulfilled through the issuance of previously authorized but unissued common stock shares, or the reissuance of shares held in treasury.
Restricted Stock Awards
During the three months ended June 30, 2020, we granted 68,646 time-based restricted stock awards with a grant date weighted average fair value of $58.28 per share. During the six months ended June 30, 2020, we granted 973,773 time-based restricted stock awards with a grant date weighted average fair value of $59.86. These awards generally vest ratably over a period of twelve quarters with the first vesting on the first day of the second calendar quarter immediately following the grant date. A portion of these grants are associated with the Modern Message acquisition and vest 5% each quarter over a period of eleven quarters with the first vesting on the first day of the second calendar quarter immediately following the grant date and with the remaining shares vesting during the twelfth quarter.
Market-based Restricted Stock Awards
There were no grants of market-based awards during the three months ended June 30, 2020. During the six months ended June 30, 2020, we made grants of restricted stock that become eligible to vest based on the achievement of certain market-based conditions. Prior to July 1, 2023, these awards become Eligible Shares if the average closing price of our common stock equals or exceeds the triggers shown below for a period of twenty consecutive trading days:

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
We capitalized stock-based expense for software development costs of $0.5 million and $0.9 million during the three and six months ended June 30, 2020, respectively.
10. Commitments and Contingencies
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2020 or December 31, 2019.

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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of June 30, 2020 or December 31, 2019.
Litigation
From time to time, in the normal course of our business, we are a party to litigation matters and claims, including purported class action lawsuits and other complex litigation matters. Such matters can be expensive and disruptive to our normal business operations. Moreover, the results of such proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred. Insurance recoveries associated with legal costs incurred are recorded when they are deemed probable of recovery.
At June 30, 2020 and December 31, 2019, we had accrued amounts for estimated settlement losses related to certain legal matters. We do not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein. We are involved in other litigation matters, including purported class action lawsuits, that are not likely to be material either individually or in the aggregate based on information available at this time.

11. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. Included within diluted net income per share is the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of approximately 16,000 and 46,000 for the three months ended, and 300,000 and 270,000 for the six months ended June 30, 2020 and 2019, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted net income per share, it is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount (the “conversion premium”) in shares of our common stock. Therefore, only the impact of the conversion premium is included in total dilutive weighted average shares outstanding using the treasury stock method. The dilutive effect of the conversion premium for the three and six months ended June 30, 2020 and 2019 are shown in the table below.
The Warrants sold in connection with the issuance of the 2022 Convertible Notes are considered to be dilutive when the average price of our common stock during the period exceeds the Warrants’ strike price of $57.58 per share, as described in Note 8. The effect of the additional shares that may be issued upon exercise of the Warrants is included in total dilutive weighted average shares outstanding using the treasury stock method and, to the extent dilutive, is shown in the table below. The Note Hedge Instruments purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. Refer to Note 8 for further discussion regarding the Convertible Notes.
We exclude common shares subject to a holdback pursuant to business combinations from the calculation of basic weighted average shares outstanding where the release of such shares is contingent upon an event not solely subject to the passage of time. As of June 30, 2020, there were approximately 6,000 contingently returnable shares related to our acquisition of BluTrend which were excluded from the computation of basic net income per share as these shares are subject to sellers’ indemnification obligations and are subject to a holdback. There were approximately 163,000 contingently returnable shares as of June 30, 2019 related to our acquisitions of ClickPay and BluTrend. Dilutive common shares outstanding include the weighted average contingently returnable shares discussed above that are subject to a holdback, and any contingently returnable shares prior to their release during each period. These shares are subject to releases to the sellers on the second anniversary dates of the acquisitions which are contingent on the sellers’ indemnification obligations.

Certain of our performance-based restricted stock awards are considered contingently issuable shares and are excluded from the diluted weighted average shares outstanding computation because the related performance-based targets were not achieved as of the end of the reporting period.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net income	$11,301	$15,063	$16,906	$26,335
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	95,752	91,914	94,203	91,703
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	973	1,422	1,010	1,474
Convertible Notes and Warrants	3,472	2,933	2,820	2,572
Contingently issuable or returnable shares in connection with our acquisitions	57	224	110	287
Weighted average common shares used in computing diluted net income per share	100,254	96,493	98,143	96,036
Net income per share:
Basic	$0.12	$0.16	$0.18	$0.29
Diluted	$0.11	$0.16	$0.17	$0.27

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
Our effective income tax rate was (3.9)% and 12.7% for the six months ended June 30, 2020 and 2019, respectively. Our effective rate is lower than the statutory rate for the six months ended June 30, 2020 primarily due to $4.6 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-09.
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
At June 30, 2020, the contingent consideration obligation consisted of a potential obligation related to our Hipercept acquisition. The fair value for this contingent consideration obligation is estimated using a probability weighted discount model which considers the achievement of the conditions upon which the contingent obligation is dependent. The probability of achieving the specified conditions is generally assessed by applying a Monte Carlo weighted-average model. The valuation model includes certain observable inputs including a discount rate which for the period ending June 30, 2020 was 4.5% and significant unobservable inputs including a measure of estimated volatility, a compounded annual growth rate of revenue, and a risk of target metric, which for the period ended June 30, 2020 were 17.1%, 41.2%, and 4.2%, respectively.
The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, by the fair value hierarchy levels as described above:

	Fair value at June 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Foreign currency forward contracts	$266	$—	$266	$—
Total assets measured at fair value	$266	$—	$266	$—
Liabilities:
Interest rate swap agreements	$7,055	$—	$7,055	$—
Foreign currency forward contracts(1)	159	—	159	—
Contingent consideration related to the acquisition of:
Hipercept	5,584	—	—	5,584
Total liabilities measured at fair value	$12,798	$—	$7,214	$5,584
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
There were no transfers between Level 2 and Level 3 measurements during the six months ended June 30, 2020.
Changes in the fair value of Level 3 measurements were as follows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Balance at beginning of period	$6,536	$6,000
Settlements through cash payments	—	(5,963)
Net change in fair value	(952)	(37)
Balance at end of period	$5,584	$—

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
During the second quarter of 2019, we invested an additional $1.8 million in CompStak. The carrying value of this investment at June 30, 2020 and December 31, 2019 was $7.4 million, and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
There were no liabilities measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019.

14. Stockholders’ Equity
In November 2019, our board of directors approved a share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program is effective through November 7, 2020. Shares repurchased under the plan are retired. There was no repurchase activity during the three and six months ended June 30, 2020 and 2019.
On May 22, 2020, we consummated an underwritten public offering of 5.85 million shares of our common stock, which included 0.76 million shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The offering was priced at $59.00 per share for total gross proceeds of $345.0 million. The aggregate net proceeds to us were $334.1 million, after deducting underwriting discounts and offering expenses in the aggregate amount of $10.9 million.

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2020 and 2019 were as follows:

	Unrealized (Loss) Gain on Derivative Instruments, Net of Tax	Foreign Currency Translation Adjustments	Total
	(in thousands)
Balance at January 1, 2020	$(1,461)	$(887)	$(2,348)
Other comprehensive income (loss) before reclassifications	(3,549)	(505)	(4,054)
Amounts reclassified from accumulated other comprehensive income (loss)	134	—	134
Net current period other comprehensive income (loss)	(3,415)	(505)	(3,920)
Balance at March 30, 2020	(4,876)	(1,392)	(6,268)
Other comprehensive income (loss) before reclassifications	(414)	180	(234)
Amounts reclassified from accumulated other comprehensive income (loss)	375	—	375
Net current period other comprehensive income (loss)	(39)	180	141
Balance at June 30, 2020	$(4,915)	$(1,212)	$(6,127)

Balance at January 1, 2019(1)	$249	$(716)	$(467)
Other comprehensive income (loss) before reclassifications	(585)	(99)	(684)
Amounts reclassified from accumulated other comprehensive income (loss)	(221)	—	(221)
Net current period other comprehensive income (loss)	(806)	(99)	(905)
Balance at March 31, 2019	(557)	(815)	(1,372)
Other comprehensive income (loss) before reclassifications	(991)	118	(873)
Amounts reclassified from accumulated other comprehensive income (loss)	(223)	—	(223)
Net current period other comprehensive income (loss)	(1,214)	118	(1,096)
Balance at June 30, 2019	$(1,771)	$(697)	$(2,468)
(1)Reflects the cumulative effective of adopting ASU 2017-12 in the prior period.
The loss on our derivative instruments recognized in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2020 results from a reduction in current and forecasted future LIBOR rates primarily driven by the market’s response to the COVID-19 pandemic.

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
On February 10, 2020, we entered into an interest rate swap agreement (the “2020 Swap Agreement”) that covers an aggregate notional amount of $100.0 million from February 2020 to September 2024 by replacing the obligation’s variable rate with a fixed rate of 1.89%. In connection with this transaction, we terminated the 2018 Swap Agreements on a prospective basis and designated the 2020 Swap Agreement under a new cash flow hedge relationship. The fair value of the 2018 Swap Agreements immediately prior to termination was a liability of $2.5 million. The 2020 Swap Agreement contains a blend of the current interest rate environment and the unfavorable portion of the terminated 2018 Swap Agreements, which resulted in a significant financing element at inception of the new cash flow hedge due to off-market terms. Because the forecasted transactions that the 2018 Swap Agreements were designated to hedge are still probable to occur, the unrealized loss will be reclassified into earnings through September 2024.
The changes in the fair value of the swap agreements are initially recorded in accumulated other comprehensive income (loss) net of tax and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to the swap agreements will be reclassified to “Interest expense and other, net” in the accompanying Condensed Consolidated Statements of Operations as interest payments are made on our variable rate debt.
Foreign Exchange Currency Contracts
We are exposed to market risk that includes changes in foreign exchange rates. We have operations in certain foreign countries where the functional currency is the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. As of June 30, 2020, we have entered into a series of foreign exchange forward contracts with a total notional amount of $14.8 million to hedge the effect of adverse fluctuations in foreign currency exchange rates for the Indian rupee and Philippines peso. These contracts are designated as cash flow hedges, as defined by ASC 815, of forecasted transactions, are intended to offset the impact of movement of exchange rates on future operating costs and are scheduled to mature within twelve months.
The changes in the fair value of these contracts are initially recorded in accumulated other comprehensive income (loss) net of tax and are subsequently reclassified to “Cost of revenue” and “Operating expenses” in the accompanying Condensed Consolidated Statements of Operations in the same period that the hedged transactions affect earnings.
The table below presents the fair value of the derivative instruments designated as cash flow hedges as well as their classification in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

		Fair Value at
	Balance Sheet Location	June 30, 2020	December 31, 2019
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Assets:
Foreign currency forward contracts	Other current assets	$266	$217
Total derivative assets		$266	$217
Liabilities:
Interest rate swaps	Other long-term liabilities	$7,055	$2,193
Foreign currency forward contracts	Other current liabilities	101	14
Total derivative liabilities		$7,156	$2,207

As of June 30, 2020, we have not posted any collateral related to our derivative instruments. If we had breached any of the default provisions at June 30, 2020, we could have been required to settle our obligations under the agreements at their termination value of $7.2 million.
The tables below present the amount of gains and losses related to the derivative instruments and their location in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, in thousands:

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
Three months ended June 30,	2020	2019	Location of Gain (Loss) Recognized in Income	2020	2019
Swap agreements, net of tax	$(696)	$(1,081)	Interest expense and other	$(390)	$212
Foreign currency forward contracts, net of tax	282	90	Cost of revenue and operating expenses	15	11

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
Six months ended June 30,	2020	2019	Location of Gain (Loss) Recognized in Income	2020	2019
Swap agreements, net of tax	$(3,971)	$(1,666)	Interest expense and other	$(545)	$433
Foreign currency forward contracts, net of tax	8	90	Cost of revenue and operating expenses	36	11

As of June 30, 2020, we estimate that $2.3 million of the net loss related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.
Gains and losses on our cash flow hedges are net of income tax benefit of $0.4 million for the three months ended June 30, 2019, and income tax benefit of $1.2 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. The tax impact for the three months ended June 30, 2020 was nominal. Cash flows from these derivative instruments are included within the operating activities in the Condensed Consolidated Statements of Cash Flows, as our accounting policy is to present cash flows from hedging instruments in the same category as the item being hedged. The 2020 Swap Agreement contains an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the Condensed Consolidated Statements of Cash Flows.
Balance Sheet Hedges
We also enter into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities primarily associated with our lease liabilities. These forward contracts are not designated for hedge accounting treatment, therefore, the change in fair value of these derivatives is recorded as a component of “General and administrative” in the accompanying Condensed Consolidated Statements of Operations and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in “General and administrative”. As of June 30, 2020, the notional amounts of outstanding foreign currency contracts entered into under our balance sheet hedge program was $2.4 million. The effect of derivatives not designated as hedge instruments for the period ended June 30, 2020 was de minimis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “aspires,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” or “would” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the potential impacts of the COVID-19 pandemic on our business, financial condition and results of operations, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report and those discussed in our Annual Report on Form 10-K for the fiscal year 2019 previously filed with the SEC on March 2, 2020 (“Annual Report on Form 10-K”) and our Quarterly Report on Form 10-Q for the first quarter of 2020 filed on May 8, 2020 (“Quarterly Report on Form 10-Q”). You should carefully review the risks described herein and in the other documents we file from time to time with the SEC. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, homeowner association, short-term rental and vacation rental markets. Since July 2002, we have completed over 45 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of June 30, 2020, we had approximately 7,400 employees.
COVID-19 Pandemic
During the quarter ended June 30, 2020, we continued to respond to the challenges that the evolving COVID-19 virus (“COVID-19”) pandemic created for us and our customers. We completed the movement of almost all our staff to a work-from-home environment while simultaneously supporting our customers as they used our software services to sustain their operations while reducing in-person interactions with their customers. Portions of our business, particularly our electronic payment processing services, experienced growth during the quarter, while certain of our other services experienced lower transactional volumes as leasing and marketing services slowed as a result of COVID-19.

Many countries, including particularly the United States, are still experiencing high levels of new COVID-19 infections, and the ultimate severity and duration of the outbreak and its effect on our future operations is uncertain. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected, and the resulting economic impact could still materially adversely affect our future results of operations, cash flows and financial position, as well as the financial health of our customers in the short and long term. The reduced economic activity resulting from the COVID-19 virus may impact multi-family tenants’ ability to fully meet their obligations to our customers and, in turn, our customers’ ability to meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in revenue. Further, the negative financial impact of the pandemic could impact our future compliance with financial covenants or our credit facility and other debt agreements, and the weaker economic conditions could cause us to recognize impairment in value of our tangible or intangible assets.
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
We offer different versions of our platform for different types of properties in different real estate markets. For example, our platform supports the specific and distinct requirements of:
•conventional single family properties;
•conventional multifamily properties;
•affordable Housing and Urban Development ("HUD") properties;
•affordable tax credit properties;
•rural housing properties;
•privatized military housing;
•commercial properties;
•student housing;
•senior living;
•homeowner association properties;
•short-term rentals;
•vacation rentals; and
•institutional.
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

Recent Developments
Acquisition Activity
On January 22, 2020, we entered into an Agreement and Plan of Merger, by which we acquired all of the outstanding stock of Modern Message Inc. (“Modern Message”), a provider of resident engagement solutions to the multifamily housing industry. Aggregate purchase consideration was $64.7 million, comprised of $62.7 million paid at closing and deferred cash obligations of up to $2.0 million, subject to working capital adjustments and indemnification claims. A portion of the deferred cash obligations will be released within 180 days of closing, a portion on the first anniversary of the closing, and the remainder on the second anniversary of closing. In addition, the Agreement and Plan of Merger provided for retention incentives for certain executives in the form of restricted stock grants that are tied to post-acquisition employment service. These shares were granted during the first quarter of 2020, and had an aggregate grant date fair value of $10.7 million which will be recognized as stock-based compensation over the requisite service period. The acquisition was financed with cash on hand.
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

Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our Condensed Consolidated Financial Statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$285,607	$243,861	$562,280	$478,167
On demand revenue	$278,559	$235,185	$547,030	$461,704
On demand revenue as a percentage of total revenue	97.5%	96.4%	97.3%	96.6%

Non-GAAP total revenue	$286,032	$244,018	$563,105	$478,548
Non-GAAP on demand revenue	$278,984	$235,342	$547,855	$462,085
Adjusted EBITDA	$79,904	$68,231	$151,382	$133,407

Ending on demand units	18,880	16,505
Average on demand units	18,844	16,453
On demand annual client value	$1,118,074	$942,436
Annualized on demand revenue per ending on demand unit	$59.22	$57.10

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
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Total revenue	$285,607	$243,861	$562,280	$478,167
Acquisition-related deferred revenue	425	157	825	381
Non-GAAP total revenue	$286,032	$244,018	$563,105	$478,548

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
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
On demand revenue	$278,559	$235,185	$547,030	$461,704
Acquisition-related deferred revenue	425	157	825	381
Non-GAAP on demand revenue	$278,984	$235,342	$547,855	$462,085

Adjusted EBITDA: We define Adjusted EBITDA as net income, plus (1) acquisition-related deferred revenue, (2) depreciation, asset impairment, and loss on disposal of assets, (3) amortization of product technologies and intangible assets, (4) change in fair value of equity investment, (5) acquisition-related expense, (6) organizational realignment, (7) regulatory and legal matters, (8) stock-based expense, (9) interest expense, net, and (10) income tax expense (benefit). We believe that investors and financial analysts find this non-GAAP financial measure to be useful in analyzing our financial and operational performance, comparing this performance to our peers and competitors, and understanding our ability to generate income from ongoing business operations.
The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$11,301	$15,063	$16,906	$26,335
Acquisition-related deferred revenue	425	157	825	381
Depreciation, asset impairment, and loss on disposal of assets	8,566	8,697	16,949	17,457
Amortization of product technologies and intangible assets	25,778	20,302	50,969	39,652
Change in fair value of equity investment	—	—	—	(2,600)
Acquisition-related expense	3,137	376	6,861	405
Organizational realignment	1,220	—	2,431	—
Regulatory and legal matters	2,150	352	2,509	352
Stock-based expense	12,331	15,865	28,532	30,778
Interest expense, net	13,129	8,241	26,034	16,822
Income tax expense (benefit)	1,867	(822)	(634)	3,825
Adjusted EBITDA	$79,904	$68,231	$151,382	$133,407

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
We exclude or adjust each of the items identified below from the applicable non-GAAP financial measure referenced above for the reasons set forth with respect to each excluded item:
Acquisition-related deferred revenue: This item is included to reflect deferred revenue written down for GAAP purposes under purchase accounting in order to appropriately measure the underlying performance of our business operations in the period of activity and associated expense.
Asset impairment and (gain) loss on disposal of assets: This item comprises gains and/or losses on the disposal and impairment of long-lived assets, and impairment of intangible assets, which are not reflective of our ongoing operations. We believe exclusion of this item facilitates a more accurate comparison of our results of operations between periods.
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
Acquisition-related expense: This item consists of direct costs incurred in our business acquisition transactions and expenses related to integration activities, and the impact of changes in the fair value of acquisition-related contingent consideration obligations. Examples of these direct costs include transaction fees, due diligence costs, acquisition retention bonuses and severance, and third-party consultants to assist with integration. We believe exclusion of this item facilitates a more accurate comparison of the results of our ongoing operations across periods and eliminates volatility related to changes in the fair value of acquisition-related contingent consideration obligations.
Organizational realignment: This item consists of direct costs associated with the alignment of our business strategies. In connection with these actions, we recognize costs related to termination benefits, exit costs associated with closure of facilities, certain asset impairments, cancellation of certain contracts, and other professional and consulting fees associated with these initiatives. We believe exclusion of this item facilitates a more accurate comparison of our ongoing results of operations between periods.

Regulatory and legal matters: This item is comprised of certain regulatory and similar costs and certain legal settlement costs, such as costs related to the company’s Hart-Scott-Rodino Antitrust Improvements Act review process incurred in connection with our acquisitions or the settlement of certain legal matters. These costs are excluded as they are irregular in timing and scope and may not be indicative of our past and future performance. We believe exclusion of this item facilitates a more accurate comparison of the company’s results of operations between periods.
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
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates, and therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue recognition;
•Deferred commissions;
•Stock-based expense;
•Income taxes, including deferred tax assets and liabilities;
•Business combinations;
•Goodwill and indefinite-lived intangible assets; and
•Internally developed software
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
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2020	2020	2019	2019
	(in thousands, except per share amounts)
Revenue:
On demand	$278,559	97.5%	$235,185	96.4%
Professional and other	7,048	2.5	8,676	3.6
Total revenue	285,607	100.0	243,861	100.0
Cost of revenue(1)	110,713	38.8	95,708	39.2
Amortization of product technologies	14,531	5.1	9,900	4.1
Gross profit	160,363	56.1	138,253	56.7
Operating expenses:
Product development(1)	31,433	11.0	28,151	11.5
Sales and marketing(1)	49,424	17.3	49,120	20.1
General and administrative(1)	42,399	14.8	28,310	11.6
Amortization of intangible assets	11,247	3.9	10,402	4.3
Total operating expenses	134,503	47.1	115,983	47.6
Operating income	25,860	9.1	22,270	9.1
Interest expense and other, net	(12,692)	(4.4)	(8,029)	(3.3)
Income before income taxes	13,168	4.6	14,241	5.8
Income tax expense (benefit)	1,867	0.7	(822)	(0.3)
Net income	$11,301	4.0%	$15,063	6.2%

Net income per share attributable to common stockholders:
Basic	$0.12		$0.16
Diluted	$0.11		$0.16
Weighted average common shares outstanding:
Basic	95,752		91,914
Diluted	100,254		96,493

(1) Includes stock-based expense as follows:
Cost of revenue	$2,257		$1,447
Product development	1,629		2,016
Sales and marketing	2,296		6,383
General and administrative	6,149		6,019

	Six Months Ended June 30,
	2020	2020	2019	2019
	(in thousands, except per share amounts)
Revenue:
On demand	$547,030	97.3%	$461,704	96.6%
Professional and other	15,250	2.7	16,463	3.4
Total revenue	562,280	100.0	478,167	100.0
Cost of revenue(1)	219,623	39.1	185,902	38.9
Amortization of product technologies	28,303	5.0	19,414	4.1
Gross profit	314,354	55.9	272,851	57.1
Operating expenses:
Product development(1)	62,981	11.2	58,048	12.1
Sales and marketing(1)	104,081	18.5	93,943	19.6
General and administrative(1)	82,927	14.7	56,453	11.8
Amortization of intangible assets	22,666	4.0	20,238	4.2
Total operating expenses	272,655	48.5	228,682	47.8
Operating income	41,699	7.4	44,169	9.2
Interest expense and other, net	(25,427)	(4.5)	(14,009)	(2.9)
Income before income taxes	16,272	2.9	30,160	6.3
Income tax benefit	(634)	(0.1)	3,825	0.8
Net income	$16,906	3.0%	$26,335	5.5%

Net income per share attributable to common stockholders:
Basic	$0.18		$0.29
Diluted	$0.17		$0.27
Weighted average common shares outstanding:
Basic	94,203		91,703
Diluted	98,143		96,036

(1) Includes stock-based expense as follows:
Cost of revenue	$4,267		$2,778
Product development	3,566		4,496
Sales and marketing	8,184		11,733
General and administrative	12,515		11,771

Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Our discussion and analysis below is specific to changes during the three and six month periods ended June 30, 2020 as compared to the same periods in the prior year, unless otherwise noted.
Revenue

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(in thousands, except per unit data)
Revenue:
On demand	$278,559	$235,185	$43,374	18.4%
Professional and other	7,048	8,676	(1,628)	(18.8)
Total revenue	$285,607	$243,861	$41,746	17.1

Non-GAAP on demand revenue	$278,984	$235,342	$43,642	18.5

Ending on demand units	18,880	16,505	2,375	14.4
Average on demand units	18,844	16,453	2,391	14.5
On demand annual client value	$1,118,074	$942,436	$175,638	18.6
Annualized on demand revenue per ending on demand unit	$59.22	$57.10	$2.12	3.7%

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(in thousands)
Revenue:
On demand	$547,030	$461,704	$85,326	18.5%
Professional and other	15,250	16,463	(1,213)	(7.4)
Total revenue	$562,280	$478,167	$84,113	17.6

Non-GAAP on demand revenue	$547,855	$462,085	$85,770	18.6%

Our on demand products and services facilitate our customers’ abilities to operate cost-effectively and to respond to certain of the challenges presented by the COVID-19 pandemic. Many of our products facilitate leasing-related and other transactional services with current or potential residents without person-to-person contact, benefiting both residents and our customers who are operating with significantly reduced numbers of on-site employees. There are, however, challenges to some of our revenue streams, particularly in our leasing and marketing solutions, where the uncertain economic environment coupled with protocols that inhibit person-to-person contact and normal activity levels are leading to reduced transactional volumes and lower leasing velocity. Similarly, we have seen reductions in our vacation rental business due to concerns about safety of travel and the rental properties and the uncertainties around the timing of a return to a more normal environment. The change in total revenue for the three and six months ended June 30, 2020, as compared to the same period in 2019, was due to the following:
On demand revenue: On demand revenue increased $43.4 million and $85.3 million, or 18.4% and 18.5%, respectively. These increases were attributable to growth across our platform, primarily in resident services and property management. This includes organic growth and acquired revenue from our 2019 and 2020 acquisitions. Annualized on demand revenue per ending on demand unit as of June 30, 2020 increased year-over-year by 3.7%, primarily due to organic growth of our solutions.
On demand revenue generated by our property management solutions increased $9.1 million and $21.5 million, or 17.8% and 21.3%, respectively. These increases were primarily attributable to incremental revenues of $10.7 million and $22.6 million, respectively, from acquisitions during 2019 and organic growth within certain other product offerings. These increases were partially offset by lower volumes in our vacation rental and spend management businesses as a direct result of the effects of COVID-19.

On demand revenue from our resident services solutions continued to experience significant growth, increasing $28.0 million and $50.2 million, or 27.6% and 25.4%, respectively. These increases were primarily from continued strong growth of our payments solutions, as well as incremental revenue from our 2019 acquisitions of Buildium, Simple Bills, and LeaseTerm Solutions. Our payments business benefited from increased transactional volumes as residents and our clients moved towards payment mechanisms that allowed for reduced personal contact coupled with a greater mix of higher margin transactions processed.
On demand revenue from our leasing and marketing solutions increased $1.0 million and $3.6 million, or 2.2% and 3.9%, respectively. During the three and six months ended June 30, 2020, we recognized incremental revenues from recent acquisitions of $4.7 million and $8.5 million, respectively, that were largely offset by a reduction in leasing velocity associated with COVID-19.
On demand revenue derived from our asset optimization solutions increased $5.3 million and $10.0 million, or 14.6% and 14.0%, respectively. These increases were largely attributable to incremental revenue from our acquisition of IMS in the fourth quarter of 2019 and organic growth across our revenue management and business intelligence solutions.
On demand unit metrics: As of June 30, 2020, one or more of our on demand solutions was utilized in the management of 18.9 million rental property units, representing a year-over-year net increase of 2.4 million units, or 14.4%. This growth is primarily attributable to our 2019 acquisitions, which accounted for approximately 10.8% of total ending on demand units, as well as organic unit growth. On demand units managed by our clients renewed at an average rate of 95.9% over the trailing twelve-month period ended June 30, 2020.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
Cost of revenue	$104,626	$90,244	$14,382	15.9%	$207,746	$175,436	$32,310	18.4%
Stock-based expense	2,257	1,447	810	56.0	4,267	2,778	1,489	53.6
Depreciation	3,830	4,017	(187)	(4.7)	7,610	7,688	(78)	(1.0)
Total cost of revenue	$110,713	$95,708	$15,005	15.7%	$219,623	$185,902	$33,721	18.1%
Cost of revenue, excluding stock-based expense and depreciation, increased $14.4 million and $32.3 million, or 15.9% and 18.4%, respectively. Direct costs increased $9.3 million and $19.6 million during the three and six months ended June 30, 2020, respectively, driven by higher transaction volume from our payment processing solutions and incremental costs from our recent acquisitions. Personnel expense for the same periods increased $6.0 million and $13.2 million, respectively, primarily attributable to new employees from our recent acquisitions and investments to accelerate implementations of our product offerings.
Amortization of Product Technologies

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
Amortization of product technologies	$14,531	$9,900	$4,631	46.8%	$28,303	$19,414	$8,889	45.8%
Amortization of product technologies increased $4.6 million and $8.9 million, or 46.8% and 45.8%, respectively. Higher amortization expense was driven by the addition of developed product technologies in connection with our recent acquisitions and an increase in amortization of developed software related to investment in innovation and product solutions.
Gross profit as a percentage of total revenue decreased to 56.1% from 56.7% and to 55.9% from 57.1%, respectively. This margin compression was a result of revenue growth from lower margin products, the impact from our recent acquisitions, and investments to accelerate implementation of our solutions.

Operating Expenses
Product development

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
Product development	$28,238	$24,503	$3,735	15.2%	$56,337	$50,269	$6,068	12.1%
Stock-based expense	1,629	2,016	(387)	(19.2)	3,566	4,496	(930)	(20.7)
Depreciation	1,566	1,632	(66)	(4.0)	3,078	3,283	(205)	(6.2)
Total product development expense	$31,433	$28,151	$3,282	11.7%	$62,981	$58,048	$4,933	8.5%
Product development expense, excluding stock-based expense and depreciation, increased $3.7 million and $6.1 million or 15.2% and 12.1%, respectively. Personnel expense, net of capitalized software development costs, increased $4.3 million and $6.6 million during the three and six months ended June 30, 2020, respectively. This increase was primarily attributable to incremental personnel costs from our recent acquisitions, partially offset by decreases associated with our efficiency initiatives implemented in 2019 to centralize our product development team and direct a greater portion of work effort towards major new development projects.
Product development expense as a percentage of total revenue decreased to 11.0% from 11.5% and to 11.2% from 12.1%, respectively, due to the organizational initiatives described above.
Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
Sales and marketing	$45,458	$41,171	$4,287	10.4%	$92,608	$79,138	$13,470	17.0%
Stock-based expense	2,296	6,383	(4,087)	(64.0)	8,184	11,733	(3,549)	(30.2)
Depreciation	1,670	1,566	104	6.6	3,289	3,072	217	7.1
Total sales and marketing expense	$49,424	$49,120	$304	0.6%	$104,081	$93,943	$10,138	10.8%
Sales and marketing expense, excluding stock-based expense and depreciation, increased $4.3 million and $13.5 million or 10.4% and 17.0%, respectively. Personnel expense increased $5.3 million and $12.3 million during the three and six months ended June 30, 2020, respectively, driven by incremental headcount from our recent acquisitions, and our continued investments in our sales force and product marketing team. These investments also resulted in an increase in information technology and facility related expenses of $1.0 million and $1.8 million, respectively. These increases were partially offset by a decline in marketing and travel expenses of $3.2 million and $2.5 million, respectively, driven by travel restrictions implemented by management during the three months ended June 30, 2020 in response to the COVID-19 pandemic.
Sales and marketing expense as a percentage of total revenue decreased to 17.3% from 20.1% and to 18.5% from 19.6%, respectively. These changes were a result of the reductions in marketing and travel expenses discussed above, coupled with reduced stock compensation expense during the three months ended June 30, 2020 related to the reversal of market-based restricted stock award expense associated with forfeitures.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
General and administrative	$34,750	$20,792	$13,958	67.1%	$67,452	$41,537	$25,915	62.4%
Stock-based expense	6,149	6,019	130	2.2	12,515	11,771	744	6.3
Depreciation	1,500	1,499	1	0.1	2,960	3,145	(185)	(5.9)
Total general and administrative expense	$42,399	$28,310	$14,089	49.8%	$82,927	$56,453	$26,474	46.9%
General and administrative expense, excluding stock-based expense and depreciation, increased $14.0 million and $25.9 million, or 67.1% and 62.4%, respectively. Personnel expenses for the three and six months ended June 30, 2020 increased $7.8 and $13.7 million, respectively, reflecting investments to support our continued growth and incremental headcount from recent acquisitions. Legal and professional fees increased $3.6 million and $7.4 million, respectively, primarily associated with costs incurred in connection with our recent acquisitions and integration activity and with increases in our accruals for legal contingencies. IT and facility related costs for the same periods increased $2.0 million and $2.7 million, respectively, primarily attributable to incremental costs from our recent acquisitions.
General and administrative expense as a percentage of total revenue increased to 14.8% from 11.6% and to 14.7% from 11.8%, respectively. These increases were primarily attributable to our increase in headcount and legal and professional costs discussed above.
Amortization of intangible assets

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
Amortization of intangible assets	$11,247	$10,402	$845	8.1%	$22,666	$20,238	$2,428	12.0%
Amortization of intangible assets increased $0.8 million and $2.4 million, or 8.1% and 12.0%, respectively. These increases were a result of incremental amortization expense from the addition of finite-lived client relationship and trade name assets in connection with our recent acquisitions. The change in amortization of intangible assets as a percentage of total revenue was not material for either period shown.
Stock-based expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)				(in thousands)
Stock-based expense	$12,331	$15,865	$(3,534)	(22.3)%	$28,532	$30,778	$(2,246)	(7.3)%
Stock-based expense declined $3.5 million and $2.2 million, or 22.3% and 7.3%, respectively. Forfeitures of certain market-based restricted stock awards resulted in the reversal of $4.2 million of expense during the three months ended June 30, 2020. These reversals, coupled with normal forfeiture activity during the periods, more than offset incremental awards in connection with our 2019 and 2020 acquisitions. Stock-based expense as a percent of total revenue declined to 4.3% from 6.5% and to 5.1% from 6.4%, respectively, driven by the activity discussed above.
Depreciation expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)				(in thousands)
Depreciation expense	$8,566	$8,714	$(148)	(1.7)%	$16,937	$17,188	$(251)	(1.5)%
Depreciation expense decreased a nominal $0.1 million and $0.3 million, or 1.7% and 1.5%, respectively. The change in depreciation expense as a percentage of total revenue was not material for either period shown.

Interest Expense and Other, Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
Interest expense	$(13,136)	$(8,864)	$(4,272)	48.2%	$(26,051)	$(18,066)	$(7,985)	44.2%
Interest income	7	622	(615)	(98.9)	17	1,243	(1,226)	(98.6)
Change in fair value of equity investment	—	—	—	—	—	2,600	(2,600)	(100.0)
Other income	437	213	224	105.2	607	214	393	183.6
Total interest expense and other, net	$(12,692)	$(8,029)	$(4,663)	58.1%	$(25,427)	$(14,009)	$(11,418)	81.5%
Interest expense and other, net increased $4.7 million and $11.4 million, or 58.1% and 81.5%, respectively. Interest expense increased $4.3 million and $8.0 million, respectively, primarily due to increased borrowings under our Amended Credit Facility and from the convertible debt offering that we completed in May 2020. Our 2019 results also benefited from a $2.6 million increase in the fair value of our equity investment following an observable price change during the first quarter of 2019. There was no similar event in 2020.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from recurring operations and by calculating the tax effect of discrete items recognized during the quarter. Our effective income tax rate was (3.9)% and 12.7% for the six months ended June 30, 2020 and 2019, respectively. Our effective rate is lower than the statutory rate for the six months ended June 30, 2020 primarily due to $4.6 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-09.

Liquidity and Capital Resources
Our primary sources of liquidity as of June 30, 2020, consisted of $638.6 million of unrestricted cash and cash equivalents, $600.0 million available under our Revolving Facility, amounts available under the Amended Credit Facility’s Accordion Feature, and $20.3 million of working capital (excluding $638.6 million of unrestricted cash and cash equivalents, $311.6 million of convertible notes, and $132.8 million of deferred revenue).
Our principal uses of liquidity have been to fund our working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions, debt service, and share repurchases will continue to be our principal needs for liquidity for at least the next year. We made capital expenditures of $29.7 million, approximately 5% of total revenues, during the six months ended June 30, 2020. We expect capital expenditures to remain at 5% of total revenues during the next few years. In addition, we have made several acquisitions in which a portion of the purchase consideration is payable at various times through 2023, with a majority of the deferred cash obligations payable during 2020 and 2021. We expect to fund these obligations totaling approximately $35.4 million from cash provided by operating activities or funds available under our Amended Credit Facility.
In February 2020, we entered into an interest rate swap agreement to effectively convert the LIBOR-based variable interest obligation on a $100.0 million notional portion of our variable rate debt into a fixed rate obligation at a rate of 1.89% from February 2020 to September 2024. In connection with this transaction, we terminated our previous cash flow hedge relationships, which had a blended fixed rate of 2.57%, and designated the 2020 Swap Agreement under a new cash flow hedge relationship. The fair value of the 2018 Swap Agreements immediately prior to termination and of the 2020 Swap Agreement at inception was a liability of $2.5 million. Due to the COVID-19 pandemic’s impact on macroeconomic trends and the resulting significant declines in LIBOR rates, the fair value of this interest rate cash flow hedge at June 30, 2020 was a liability of $7.1 million. The changes in fair value of this derivative instrument are initially recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of June 30, 2020, we estimate that $2.4 million of the total net loss related to our swap agreement recorded in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months. Because the 2020 Swap Agreement contained an other-than-insignificant financing element at its inception, the associated cash flows are reported as a financing activity in our Condensed Consolidated Statement of Cash Flows.
For the six months ended June 30, 2020, we spent $1.9 million on computer equipment and other capital items to facilitate our shift to an almost entirely work-from-home environment, and we expect to spend up to an additional $1.3 million for this purpose during our third fiscal quarter. During the three months ended June 30, 2020 we also incurred incremental operating costs totaling approximately $1.5 million in our response to COVID-19, including costs to support our work-from-home strategy, costs for temporary staffing, additional facilities expenses, and other expenses incurred to help ensure our ability to deliver uninterrupted services to our clients even in the event of a temporary decline in the availability of our internal labor force. We expect to continue to incur some of these costs in future quarters until the pandemic abates, but we currently expect such costs for the balances of the year to total less than $1.0 million. As allowed by the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), we deferred payment of $5.2 million of employment taxes as of June 30, 2020. Under the terms of the CARES Act, we will be required to pay these and any similar amounts we defer during the second half of 2020 in two installments with half of the amount to be paid by the end of 2021 and half by the end of 2022. We made no significant changes to customer payment terms or contracts during the period, nor did we identify significant changes in customer payment behavior as a result of the COVID-19 pandemic. Nevertheless, our future operating results and related cash flows could be adversely effected if the COVID-19 pandemic continues to negatively affect the general economy in ways that cause our customers to be unable to meet their payment obligations to us in a timely manner, or to slow purchase or implementation decisions, or if a reduction in overall leasing velocity as a result of the pandemic leads to a significant reduction in our transactional revenues.
We believe that our existing cash and cash equivalents, working capital (excluding unrestricted cash and cash equivalents, convertible notes, and deferred revenue), and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. Our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions, and the continuing market acceptance of our solutions. We expect to enter into acquisitions of complementary businesses, applications, or technologies in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.
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
The following table sets forth cash flow data for the periods indicated therein:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$157,629	$73,377
Net cash used in investing activities	$(89,246)	$(42,744)
Net cash provided by (used in) financing activities	$392,418	$(38,480)

Net Cash Provided by Operating Activities
During the six months ended June 30, 2020, net cash provided by operating activities consisted of net income of $16.9 million, net non-cash adjustments to net income of $110.5 million, and net changes in operating assets and liabilities of $30.2 million. Non-cash adjustments to net income primarily consisted of depreciation and amortization expense of $67.9 million, stock-based expense of $28.5 million, amortization of debt discount and issuance costs of $8.4 million, and amortization of our right-of-use assets of $7.0 million.
Changes in working capital during the six months ended June 30, 2020 included net cash inflows for customer deposits of$16.4 million, and accounts receivable of $14.6 million, reflecting increased collections during the period. Other changes in working capital included a $4.1 million increase in accrued compensation related expenses, a $4.5 million increase in prepaid expenses and other current assets, and a $3.4 million decrease in deferred revenue balances.

Net Cash Used in Investing Activities
During the six months ended June 30, 2020, we used $89.2 million for investing activities, including $59.5 million, net of cash and restricted cash acquired, for the acquisition of Modern Message, and $29.7 million for capital expenditures. Capital expenditures during the period primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2020, we received net proceeds of $334.4 million from our May 2020 public offering of 5.85 million shares of our common stock and net proceeds of $337.8 million from our simultaneous offering of $345.0 million of convertible notes, and we paid $39.4 million to purchase capped call instruments related to the convertible notes. We used $230.0 million of the offering proceeds to retire all amounts then outstanding under our revolving credit facility. We also made principal payments on our Term Loans, payments of finance lease obligations and payments of acquisition-related consideration of $7.5 million, $1.6 million and $2.4 million, respectively, and received net cash of $1.1 million from employee stock and other transactions.
Contractual Obligations, Commitments, and Contingencies
The following table summarizes, as of June 30, 2020, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Convertible Notes (1)	$728,764	$10,307	$363,107	$355,350	$—
Term Loans (2)	628,184	36,332	89,950	501,902	—
Operating and finance lease obligations	182,984	21,749	42,907	35,903	82,425
Acquisition-related liabilities (3)	35,398	28,333	7,065	—	—
	$1,575,330	$96,721	$503,029	$893,155	$82,425
(1)Represents the aggregate principal amount of $690.0 million related to our 2022 and 2025 Convertible Notes, and anticipated coupon interest payments related to these convertible notes. The unamortized discounts and debt issuance costs associated with these convertible notes that are reflected in our Condensed Consolidated Balance Sheets are excluded from this table.
(2)Represents the contractually required principal payments for our Term Loan and Delayed Draw Term Loan. These amounts exclude unamortized debt issuance costs reflected in our Condensed Consolidated Balance Sheets. These amounts also include the anticipated interest obligations under our Amended Credit Facility, which were estimated using a LIBOR forward rate curve and include the related effect of our interest rate swap agreement.
(3)Represents obligations in connection with our acquisitions comprised of undiscounted amounts payable for our deferred cash obligations. These amounts exclude deferred stock obligations, contingent consideration of up to $25.3 million with a fair value of $5.6 million, and potential reductions related to the sellers’ indemnification obligations.

Credit Facility
The Amended Credit Facility matures on September 5, 2024 (subject to early maturity provisions in certain circumstances, as described below), and includes the following:
Revolving Facility: The Amended Credit Facility provides $600.0 million in aggregate commitments for secured revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”). During the three months ended June 30, 2020, we repaid the previous amount outstanding under the revolving facility.
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
All outstanding revolving loans and term loans under the Amended Credit Facility mature on September 5, 2024. If on or prior to August 16, 2022, we have failed to demonstrate to the Agent that we would be in compliance with each financial covenant after giving pro forma effect to the repayment in full of the Convertible Notes which mature on November 15, 2022, then the Amended Credit Facility will mature on August 16, 2022. In addition, if on any business day during the period beginning on August 16, 2022 until the Convertible Notes are paid in full, our available liquidity is less than an amount equal to 125% of the outstanding principal amount of the Convertible Notes, then amounts outstanding under the Amended Credit Facility are due the next business day
Refer to Note 8 of the accompanying Condensed Consolidated Financial Statements for further discussion of the Amended Credit Facility, including its terms and conditions.
Convertible Notes
2025 Convertible Notes
In May 2020, we issued convertible senior notes with an aggregate principal amount of $345.0 million which will mature on May 15, 2025. The 2025 Convertible Notes were issued pursuant to an Indenture dated May 22, 2020, by and between us and U.S. Bank National Association, as Trustee. We received net proceeds from the offering of approximately $337.5 million after adjusting for debt issuance costs, including the underwriting discount.
The 2025 Convertible Notes accrue interest at a rate of 1.50% per year until maturity, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. On or after February 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert at their option all or any portion of their 2025 Convertible Notes at the then applicable conversion rate. Prior to February 15, 2025, holders may convert their notes, and we may redeem the 2025 Convertible Notes, under certain circumstances specified in the Indenture. The 2025 Convertible Notes are convertible at an initial rate of 13.04 shares of our common stock per $1,000 of principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $76.70 per share of our common stock). Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Upon any conversion of the 2025 Convertible Notes, it is our current intent to settle the first $1,000 of conversion value for each $1,000 principal amount of the 2025 Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.
In conjunction with the 2025 Convertible Notes offering, we purchased the Capped Calls initially covering approximately 5.8 million shares of our common stock at a cost of $39.4 million. The Capped Calls are subject to anti-dilution provisions substantially similar to those of the 2025 Convertible Notes, have a strike price of approximately $76.70 per share, are subject to a cap price of $118 per share, are exercisable by us upon any conversion under the 2025 Convertible Notes, and expire on May 15, 2025. The Capped Calls are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the 2025 Convertible Notes.
2022 Convertible Notes
In May 2017, we issued convertible senior notes with an aggregate principal amount of $345.0 million which will mature on November 15, 2022. The 2022 Convertible Notes were issued pursuant to an indenture dated May 23, 2017, by and between us and Wells Fargo Bank, N.A., as Trustee. We received net proceeds from the offering of approximately $304.2 million after adjusting for debt issuance costs, including the underwriting discount, the net cash used to purchase the Note Hedges and the proceeds from the issuance of the Warrants which are discussed below.
The 2022 Convertible Notes accrue interest at a rate of 1.50% per year until maturity, payable semi-annually in arrears on May 15 and November 15 of each year. On or after May 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert at their option all or any portion of their 2022 Convertible Notes at the then applicable conversion rate. Prior to May 15, 2022, holders may convert their notes under certain circumstances specified in the indenture. The 2022 Convertible Notes are convertible at an initial rate of 23.84 shares of our common stock per $1,000 of principal amount of 2022 Convertible Notes (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Upon any conversion of the 2022 Convertible Notes, it is our current intent to settle the first $1,000 of conversion value for each $1,000 principal amount of the 2022 Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.
In conjunction with the 2022 Convertible Notes offering, we purchased Note Hedges and issued Warrants initially covering approximately 8.2 million shares of our common stock. We paid $62.5 million to purchase the Note Hedges and received proceeds of $31.5 million from the issuance of the Warrants. The Note Hedges have an exercise price of $41.95 per share, consistent with the conversion price of the 2022 Convertible Notes, and expire in November 2022. The Note Hedges are generally expected to reduce the potential dilution to our common stock (or, in the event the conversion is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the 2022 Convertible Notes. The Warrants have a strike price of $57.58 per share and expire in ratable portions on a series of expiration dates commencing on February 15, 2023.
Refer to Note 8 of the accompanying Condensed Consolidated Financial Statements for further discussion of these transactions and their accounting implications.
Other than the matters discussed above, there have been no other material changes outside normal operations in our contractual obligations from our disclosures in our Annual Report on Form 10-K.

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
Interest Rate Risk
We had unrestricted cash and cash equivalents of $638.6 million and $197.2 million at June 30, 2020 and December 31, 2019, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $588.8 million and $596.3 million outstanding under our Term Loans at June 30, 2020 and December 31, 2019, respectively. We had $230.0 million outstanding under our Revolving Facility at December 31, 2019. We did not have any outstanding borrowings under our Revolving Facility at June 30, 2020. At our option, amounts borrowed under the Amended Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.00% to 2.00%, or the Base Rate, plus a margin ranging from 0.00% to 1.00% (“Applicable Margin”). The base LIBOR rate is, at our discretion, equal to either one, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our consolidated net leverage ratio.
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
If the applicable variable interest rates changed by 50 basis points, our expected annual interest expense as of June 30, 2020, would change by approximately $3.4 million.
Foreign Currency Exchange Risk
We have foreign currency risks related to certain of our foreign subsidiaries, primarily in the Philippines and in India. The functional currency of these foreign subsidiaries is the U.S. dollar. The local currencies of these foreign subsidiaries are the Philippine peso and India rupee. Operating expenses in these foreign subsidiaries are primarily denominated in the respective local currency and are remeasured into our reporting currency at the average exchange rate in effect during the month. As of June 30, 2020, we entered into foreign currency exchange forward contracts with an aggregate notional amount of $14.8 million to protect a portion of our forecasted U.S. dollar-equivalent operating expenses from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. These contracts are designated as cash flow hedges for accounting purposes. For additional details, see Note 15 to the Condensed Consolidated Financial Statements.
We also enter into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily associated with our lease liabilities. These forward contracts are not designated for hedge accounting treatment. Accordingly, the change in fair value of these derivatives is recorded as a component of “General and administrative” in the accompanying Condensed Consolidated Statements of Operations and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in “General and administrative.” As of June 30, 2020, the notional amounts of outstanding foreign currency contracts entered into under our balance sheet hedge program was $2.4 million. The effect of derivatives not designated as hedge instruments for the period ended June 30, 2020 was de minimis.
Adverse changes in exchange rates of 10% would have resulted in an adverse impact on income before income taxes as reported in the accompanying Condensed Consolidated Statement of Operations of approximately $2.4 million at June 30, 2020. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet date to compute the impact these changes would have had on our income before income taxes in the near term.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
As of September 30, 2019, we identified a material weakness in our internal control over financial reporting which was disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. The material weakness resulted from certain individual control deficiencies related to our information technology general controls (“ITGCs”) that, when viewed in combination, aggregated to a material weakness. Specifically, we did not maintain effective controls over user access to certain IT systems and related changes to IT programs and data, and, as a result, the effective functioning of certain process-level automated and IT-dependent controls may have been affected.
To remediate the material weakness, we designed and implemented controls and enhanced and revised the design of existing controls and procedures to ensure that appropriate preventive and detective controls are now in place. These enhanced controls and remedial activities included, among other things:
•Expanding the management and governance over IT system controls.

•Implementing enhanced process controls around internal user access management including provisioning, removal, and periodic review.
•Further restricting privileged access and improving segregation of duties within IT environments based on roles and responsibilities.
•Strengthening the security environment around certain applications, IT programs or databases.
•Strengthening internal user authentication mechanisms following established policy requirements.
During the second quarter of fiscal 2020, we completed the testing necessary to conclude that the material weakness had been remediated as of June 30, 2020.
Except as noted above, there have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K, which could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than as reflected in the following risk factors, there were no material changes to the Risk Factors previously disclosed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K.
The COVID-19 pandemic and its effects could adversely impact our business, results of operations, liquidity and financial condition, and the magnitude and timing of such impact is highly uncertain and difficult to predict.
Global health concerns from the COVID-19 pandemic and related government actions have caused significant disruption to the global economic environment. The pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending, and leasing velocity within the rental housing industry. In response to the pandemic, government authorities have implemented numerous measures designed to contain the spread of the disease, including travel bans and restrictions, quarantines, shelter-in-place and lockdown orders, and business limitations and shutdowns. Federal and state governments have also taken actions and provided stimulus to address the adverse economic effects of the COVID-19 pandemic on businesses and individuals, such as unemployment assistance, business loan programs and other measures. The extent to which the COVID-19 pandemic will impact our operations and financial condition will depend upon future developments which are uncertain and difficult to predict, including the scope, severity and duration of the pandemic and the success of the actions taken to contain the pandemic and mitigate its impact.

The COVID-19 pandemic is adversely impacting residents of rental properties and their ability or willingness to fully meet their obligations to our customers, which in turn may adversely impact our customers’ ability or willingness to meet their obligations to us or may cause them to otherwise seek modifications to their obligations to us. Delays or failures by government entities in extending economic stimulus and support programs designed to assist individuals and businesses, or delays or failures in modifying such programs to successfully mitigate the hardships caused by the pandemic, could adversely impact residents and businesses who rely upon these programs, and their ability or willingness to meet their obligations to our customers. The impact of any such developments could result in increases in uncollectible receivables or delays in payment to us by our customers. These conditions could also adversely affect the rate of overall technology spending and influence the timing of our customers’ and prospective customers’ technology purchasing and implementation decisions, which could adversely affect their ability or willingness to purchase our solutions, delay purchasing decisions, reduce the value or duration of subscriptions, negatively affect our renewal rates and churn, negatively affect certain of our products associated with leasing velocity such as but not limited to screening, renters insurance, and payments, or result in a decrease in the number of end users of our solutions or the transactions performed using our solutions, any of which could adversely affect our operating results and financial condition on a short-term or longer-term basis.
To support the health and wellbeing of our employees, customers, partners and communities and in compliance with governmental restrictive orders in the locations in which we have offices, a significant majority of our employees are currently working remotely. Although such changes did not have a material adverse impact on our business and financial results for the first half of 2020 and we have been able to effectively operate and provide services and meet our obligations to our customers, if we are not able to continue to respond to and manage these impacts and related changes, our business, results of operations, liquidity and financial condition could be adversely impacted. Furthermore, remote work and the use of our business continuity plans over an extended period could impair or delay our ability to sell our solutions, adversely impact our product development and harm productivity and collaboration. We may also take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners which could adversely impact our business.
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
Other factors related to the COVID-19 pandemic that may adversely impact our business operations include:
•service interruptions or impaired system performance due to failures of or delays in our systems or resources;
•the possibility that one or more clusters of COVID-19 cases could occur at one of our locations, data centers or other third-party providers, affecting our employees or affecting the systems or employees of our customers or other third parties on which we depend; or
•challenges to our systems supporting our remote workforce, due to the higher demand on such systems and the hardware needed to support such working conditions.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy. The pandemic may have the effect of increasing the severity and likelihood of the risks listed below and the other risks described in our “Risk Factors” section in our Annual Report on Form 10-K.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future, which could cause our stock price to decline.
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results may be due to a number of factors, including the risks and uncertainties discussed elsewhere in this filing and in the “Risk Factors” section in our Annual Report on Form 10-K. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:
•the impact of the COVID-19 pandemic on our business, our customers, and the general economic impact of the pandemic in the short and longer term;
•general economic, industry and market conditions in the rental housing industry that impact our current and potential clients, including the impact of the COVID-19 pandemic;
•the extent to which on demand software solutions maintain market acceptance;
•fluctuations in leasing activity by our clients;
•our ability to timely introduce enhancements to our existing solutions and new solutions;
•our ability to renew the use of our on demand solutions for units managed by our existing clients and to increase the use of our on demand solutions for the management of units by our existing and new clients;
•changes in our pricing policies or those of our competitors or new competitors;
•the variable nature of our sales and implementation cycles;
•our ability to anticipate and adapt to external forces and the emergence of new technologies and products;
•our ability to enter into new markets and capture additional market share;
•our ability to integrate acquisitions in a cost-effective and timely manner;
•the timing of revenue and expenses related to recent and potential acquisitions or dispositions of businesses or technologies;
•changes in local economic, political and regulatory environments of our international operations including as a result of the COVID-19 pandemic;
•the amount and timing of our investment in research and development activities;
•technical difficulties, service interruptions, data or document losses or security breaches;
•our ability to hire and retain qualified key personnel, including particular key positions in our sales force and IT department;
•changes in the legal, regulatory or compliance environment related to the rental housing industry or the markets in which we operate, including without limitation changes related to fair credit reporting, payment processing, data protection and privacy, utility billing, insurance, the Internet and e-commerce, licensing, telemarketing, electronic communications, consumer protection, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology Economic and Clinical Health Act (“HITECH”), and state and local laws related to rent control or regulation;
•the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;
•increase in the number or severity of insurance claims on policies sold by us;
•litigation and settlement costs, including unforeseen costs;
•new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of subscription revenue or accounting for mergers and acquisitions; and
•changes in tax policy in the United States and globally that affect the deductibility of certain expenses and how our profits are taxed.
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
Our clients include a range of organizations whose success is closely linked to the rental housing market. Economic trends that negatively or positively affect the rental housing market or the impact of the COVID-19 pandemic may adversely affect our business. Instability or downturns affecting the rental housing market may have a material adverse effect on our business, prospects, financial condition and results of operations by:
•decreasing demand for leasing and marketing solutions;
•reducing the number of occupied sites and units on which we earn revenue;
•preventing our clients from expanding their businesses and managing new properties;
•causing our clients to reduce spending on our solutions;
•subjecting us to increased pricing pressure in order to add new clients and retain existing clients;
•causing our clients to switch to lower-priced solutions provided by our competitors or internally developed solutions;
•delaying or preventing our collection of outstanding accounts receivable; and
•causing payment processing losses related to an increase in client insolvency.
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
Our revenue growth is dependent on our ability to continually attract new clients while retaining and expanding our service offerings to existing clients. Growth in the demand for our solutions may be inhibited and we may be unable to sustain growth in our sales for a number of reasons, including, but not limited to:
•the economic effects of the COVID-19 pandemic upon our clients and their demand for our service offerings;
•our failure to develop new or additional solutions;
•our inability to market our solutions in a cost-effective manner to new clients or in new vertical or geographic markets;
•our inability to expand our sales to existing clients;
•our inability to build and promote our brand; and
•perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions.
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
Our client agreements provide that we maintain certain service level commitments to our clients relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. For example, our service level agreements generally require that our solutions are available 98% of the time during coverage hours (normally 6:00 a.m. though 10:00 p.m. Central time daily) 365 days per year (other than certain permitted exceptions such as maintenance). If we are unable to meet the stated service level commitments, we may be contractually obligated to provide clients with refunds or credits. Additionally, if we fail to meet our service level commitments a specified number of times within a given time frame or for a specified duration, our clients may terminate their agreements with us or extend the term of their agreements at no additional fee. As a result, a failure to deliver services for a relatively short duration could cause us to issue credits or refunds to a large number of affected clients or result in the loss of clients. In addition, we cannot assure that our clients will accept these credits, refunds, termination or extension rights in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in substantial client dissatisfaction or loss. Because of the loss of future revenues through the issuance of credits or the loss of clients or other potential liabilities, our revenue could be significantly impacted if we cannot meet our service level commitments to our clients. Although we were able to effectively service our customers and meet our service level obligations during the first half of 2020 after implementing the changes to our work environments as a result of the COVID-19 pandemic, including working from home in response to governmental orders and safety considerations related to our employees and customers, if we are not able to continue to respond to and manage these impacts and related changes, our business, results of operations, liquidity and financial condition could be adversely impacted.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
Ensuring that we have adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. As of September 30, 2019, we identified a material weakness in our internal control over financial reporting which was disclosed in our Form 10-Q for the quarter ended September 30, 2019. The material weakness resulted from certain individual control deficiencies related to our information technology general controls (“ITGCs”) that, when viewed in combination, aggregated to a material weakness. This material weakness was remediated during the quarter ended June 30, 2020. If we fail to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.
Transactions relating to our Convertible Notes may adversely affect our financial condition and operating results.
Holders of the Convertible Notes are entitled to convert the Convertible Notes under certain conditions for specified periods at their option prior to the scheduled maturities of the Convertible Notes. When holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we are required to settle a portion or all of our conversion obligations through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principals of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments, such as the Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity components are required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity components would be treated as original issue discounts for purposes of accounting for the debt components of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying values of the Convertible Notes to their face amounts over the terms of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discounts and the instruments’ coupon interest, which could adversely affect our reported or future financial results, and the trading price of our common stock.
In addition, under certain circumstances, convertible debt instruments, such as the Convertible Notes, that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amounts. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.
A significant decline in our cash flow could impair our ability to make payments under our debt obligations.
If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section, the “Risk Factors” in our Form 10-K or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our Amended Credit Facility. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under our Amended Credit Facility or the respective indentures from the 2022 and 2025 Convertible Notes, or if we fail to comply with the requirements of our indebtedness, we could default under our Amended Credit Facility or respective Convertible Notes indentures. Any default that is not cured or waived could result in the termination of the revolving commitments, the acceleration of the obligations under the Amended Credit Facility or respective Convertible Notes indentures, an increase in the applicable interest rate under the Amended Credit Facility and a requirement that our subsidiaries that have guaranteed the Amended Credit Facility pay the obligations in full, and would permit our lenders to exercise remedies with respect to all of the collateral that is securing the Amended Credit Facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default could have a material adverse effect on our liquidity and financial condition.
The Capped Calls, Note Hedges and Warrant transactions may affect the value of our common stock.
In connection with the pricing of the Convertible Notes issued in May 2017 and May 2020, we entered into hedging transactions (the Capped Calls and Note Hedges, collectively referred to as the “Note Hedge Instruments”) with the option counterparties. We also entered into Warrant transactions with the May 2017 option counterparties. The Note Hedge Instruments are expected, subject to certain limits in the case of the Capped Calls, to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of Convertible Notes once converted, as the case may be. However, the Warrants could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.
In connection with establishing their initial hedges of the Note Hedge Instruments and Warrants, the option counterparties or their respective affiliates expected to enter into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes issued in May 2017 and May 2020. The option counterparties or their respective affiliates may modify any such hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of the Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended June 30, 2020.
(c) Purchases of Equity Securities
There was no share repurchase activity during the three months ended June 30, 2020.
Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the following Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Included
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/6/2018	3.1
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7
4.8	Indenture between Registrant and U.S. Bank National Association, dated as of May 22, 2020	8-K	5/22/2020	4.1
4.9	Supplemental Indenture between Registrant and U.S. Bank National Association, dated as of May 22, 2020	8-K	5/22/2020	4.2
4.10	Form of Global Note to represent 1.50% Convertible Senior Note due 2025, of the Registrant	8-K	5/22/2020	4.3
4.11	Form of Capped Call Confirmation in connection with 1.50% Convertible Senior Notes due 2025, of the Registrant	8-K	5/22/2020	10.1
10.1	Transition Agreement between the Registrant and Thomas C. Ernst, Jr., dated July 13, 2020+				X
10.2	RealPage, Inc. 2020 Equity Incentive Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on April 29, 2020+	8-K	6/9/2020	10.1
10.3	Outside Director Compensation Policy+	8-K	6/9/2020	10.2
10.4	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the RealPage, Inc. 2020 Equity Incentive Plan+				X
10.5	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and certain executive officers approved for use under the RealPage, Inc. 2020 Equity Incentive Plan+				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation				X
101.DEF	Inline XBRL Taxonomy Extension Definition				X
101.LAB	Inline XBRL Taxonomy Extension Labels				X
101.PRE	Inline XBRL Taxonomy Extension Presentation				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+  Indicates management contract or compensatory plan or arrangement.
*  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 4, 2020

RealPage, Inc.

By:	/s/ Thomas C. Ernst, Jr.
Thomas C. Ernst, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Brian D. Shelton
Brian D. Shelton
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)