Form 10-Q
period 2020-09-30
RealPage, Inc.
filed 2020-11-06
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 26, 2020
Common Stock, $0.001 par value	101,851,538

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RealPage, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$612,118	$197,154
Restricted cash	231,351	243,323
Accounts receivable, less allowances of $12,186 and $10,271 at September 30, 2020 and December 31, 2019, respectively	130,118	143,127
Prepaid expenses	34,802	24,539
Other current assets	32,187	27,387
Total current assets	1,040,576	635,530
Property, equipment, and software, net	176,994	163,282
Right-of-use assets	113,557	121,941
Goodwill	1,725,872	1,611,749
Intangible assets, net	350,400	372,996
Deferred tax assets, net	21,925	33,812
Other assets	27,550	30,507
Total assets	$3,456,874	$2,969,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,935	$40,092
Accrued expenses and other current liabilities	106,659	89,038
Current portion of deferred revenue	134,003	134,148
Current portion of term loans	30,000	18,750
Convertible notes, net	314,935	—
Customer deposits held in restricted accounts	232,554	243,316
Total current liabilities	859,086	525,344
Deferred revenue	4,724	4,793
Revolving facility	—	230,000
Term loans, net	553,201	575,313
Convertible notes, net	285,462	305,188
Lease liabilities, net of current portion	124,452	133,313
Other long-term liabilities	41,835	22,940
Total liabilities	1,868,760	1,796,891
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value: 250,000,000 shares authorized, 102,260,247 and 96,100,296 shares issued and 101,923,802 and 94,744,157 shares outstanding at September 30, 2020 and December 31, 2019, respectively	102	96
Additional paid-in capital	1,578,661	1,222,356
Treasury stock, at cost: 336,445 and 1,356,139 shares at September 30, 2020 and December 31, 2019, respectively	(10,468)	(39,483)
Retained earnings (deficit)	25,036	(7,695)
Accumulated other comprehensive loss	(5,217)	(2,348)
Total stockholders’ equity	1,588,114	1,172,926
Total liabilities and stockholders’ equity	$3,456,874	$2,969,817
See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
On demand	$290,239	$245,637	$837,269	$707,341
Professional and other	7,910	9,565	23,160	26,028
Total revenue	298,149	255,202	860,429	733,369
Cost of revenue	111,497	98,783	331,120	284,685
Amortization of product technologies	14,236	10,315	42,539	29,729
Gross profit	172,416	146,104	486,770	418,955
Operating expenses:
Product development	34,066	27,866	97,047	85,914
Sales and marketing	55,563	51,906	159,644	145,849
General and administrative	37,909	31,249	120,836	87,702
Amortization of intangible assets	11,206	10,444	33,872	30,682
Total operating expenses	138,744	121,465	411,399	350,147
Operating income	33,672	24,639	75,371	68,808
Interest expense and other, net	(13,305)	(8,764)	(38,732)	(22,773)
Income before income taxes	20,367	15,875	36,639	46,035
Income tax expense	4,026	4,171	3,392	7,996
Net income	$16,341	$11,704	$33,247	$38,039

Net income per share attributable to common stockholders:
Basic	$0.16	$0.13	$0.35	$0.41
Diluted	$0.16	$0.12	$0.33	$0.39
Weighted average common shares outstanding:
Basic	99,334	92,239	95,926	91,884
Diluted	103,385	97,114	99,898	96,392

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$16,341	$11,704	$33,247	$38,039
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax	309	(143)	(3,654)	(1,720)
Reclassification adjustment for losses (gains) included in earnings on derivative instruments, net of tax	332	(135)	841	(578)
Foreign currency translation adjustment	269	258	(56)	277
Other comprehensive income (loss), net of tax	910	(20)	(2,869)	(2,021)
Comprehensive income	$17,251	$11,684	$30,378	$36,018

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Nine-Month Period Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2020	96,100	$96	$1,222,356	$(2,348)	$(7,695)	1,356	$(39,483)	$1,172,926
Public offering of common stock, net	5,847	6	334,120	—	—	—	—	334,126
Stock option exercises	246	—	(375)	—	—	(250)	8,398	8,023
Issuance of restricted stock	77	—	(40,252)	—	—	(1,376)	40,752	500
Treasury stock purchased, at cost	—	—	9,596	—	—	616	(20,775)	(11,179)
Retirement of treasury stock	(10)	—	(124)	—	(516)	(10)	640	—
Stock-based compensation	—	—	40,884	—	—	—	—	40,884
Purchase of capped call instrument	—	—	(39,365)	—	—	—	—	(39,365)
Equity component of convertible senior notes, net of issuance costs and deferred tax	—	—	51,821	—	—	—	—	51,821
Other comprehensive loss - derivative instruments	—	—	—	(2,813)	—	—	—	(2,813)
Foreign currency translation	—	—	—	(56)	—	—	—	(56)
Net income	—	—	—	—	33,247	—	—	33,247
Balance as of September 30, 2020	102,260	$102	$1,578,661	$(5,217)	$25,036	336	$(10,468)	$1,588,114

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(in thousands)
(unaudited

	Three-Month Period Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 1, 2020	102,206	$102	$1,561,672	$(6,127)	$8,695	216	$(4,527)	$1,559,815
Stock option exercises	14	—	301	—	—	—	—	301
Issuance of restricted stock	40	—	500	—	—	—	—	500
Treasury stock purchased, at cost	—	—	1,645	—	—	120	(5,941)	(4,296)
Stock-based compensation	—	—	14,543	—	—	—	—	14,543
Other comprehensive income - derivative instruments	—	—	—	641	—	—	—	641
Foreign currency translation	—	—	—	269	—	—	—	269
Net income	—	—	—	—	16,341	—	—	16,341
Balance as of September 30, 2020	102,260	$102	$1,578,661	$(5,217)	$25,036	336	$(10,468)	$1,588,114

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(in thousands)
(unaudited)

	Nine-Month Period Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	95,991	$96	$1,187,683	$(492)	$(58,793)	2,341	$(65,470)	$1,063,024
Cumulative effect of adoption of ASU 2017-12, Derivatives and Hedging	—	—	—	25	(25)	—	—	—
Issuance of common stock in connection with our acquisitions	234	—	14,846	—	—	—	—	14,846
Stock option exercises	32	—	(1,962)	—	—	(200)	6,416	4,454
Issuance of restricted stock	7	—	(40,733)	—	—	(1,331)	41,232	499
Treasury stock purchased, at cost	—	—	2,375	—	—	509	(19,146)	(16,771)
Retirement of treasury stock	(12)	—	(152)	—	(592)	(12)	744	—
Stock-based compensation	—	—	47,242	—	—	—	—	47,242
Other comprehensive loss- derivative instruments	—	—	—	(2,298)	—	—	—	(2,298)
Foreign currency translation	—	—	—	277	—	—	—	277
Net income	—	—	—	—	38,039	—	—	38,039
Balance as of September 30, 2019	96,252	$96	$1,209,299	$(2,488)	$(21,371)	1,307	$(36,224)	$1,149,312

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(in thousands)
(unaudited)

	Three-Month Period Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 1, 2019	96,152	$96	$1,189,875	$(2,468)	$(33,075)	1,292	$(34,109)	$1,120,319
Issuance of common stock in connection with our acquisitions	80	—	5,000	—	—	—	—	5,000
Stock option exercises	13	—	(685)	—	—	(62)	2,070	1,385
Issuance of restricted stock	7	—	(1,734)	—	—	(63)	2,233	499
Treasury stock purchased, at cost	—	—	755	—	—	140	(6,418)	(5,663)
Stock-based compensation	—	—	16,088	—	—	—	—	16,088
Other comprehensive loss- derivative instruments	—	—	—	(278)	—	—	—	(278)
Foreign currency translation	—	—	—	258	—	—	—	258
Net income	—	—	—	—	11,704	—	—	11,704
Balance as of September 30, 2019	96,252	$96	$1,209,299	$(2,488)	$(21,371)	1,307	$(36,224)	$1,149,312

See accompanying notes.

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$33,247	$38,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,553	86,106
Amortization of debt discount and issuance costs	14,320	10,189
Amortization of right-of-use assets	10,269	8,684
Deferred taxes	2,915	8,031
Stock-based expense	44,349	47,276
Loss on disposal and impairment of other long-lived assets	12	259
Change in fair value of equity investment	—	(2,600)
Acquisition-related consideration	(786)	1,093
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	16,950	(5,087)
Prepaid expenses and other current assets	(13,972)	(4,746)
Other assets	2,515	171
Accounts payable	(655)	7,836
Accrued compensation, taxes, and benefits	10,279	(1,620)
Deferred revenue	(4,115)	1,517
Customer deposits	(14,211)	(1,034)
Other current and long-term liabilities	4,391	(7,969)
Net cash provided by operating activities	208,061	186,145
Cash flows from investing activities:
Purchases of property, equipment, and software	(48,311)	(38,511)
Acquisition of businesses, net of cash and restricted cash acquired	(129,696)	(50,059)
Purchase of other investment	—	(1,750)
Net cash used in investing activities	(178,007)	(90,320)
Cash flows from financing activities:
Proceeds from term loans	—	300,000
Payments on term loans	(11,250)	(304,996)
Payments on revolving credit facility	(230,000)	—
Proceeds from borrowings on convertible notes	345,000	—
Purchase of capped call hedge	(39,365)	—
Payments of deferred financing costs	(7,485)	(3,306)
Payments on finance lease obligations	(2,464)	(2,879)
Payments of acquisition-related consideration	(12,260)	(26,343)
Proceeds from public offering, net of underwriters’ discount and offering costs	334,126	—
Proceeds from exercise of stock options	8,023	4,454
Purchase of treasury stock related to stock-based compensation	(10,516)	(16,771)
Other financing activities, net	(815)	—
Net cash provided by (used in) financing activities	372,994	(49,841)
Net increase in cash, cash equivalents and restricted cash	403,048	45,984
Effect of exchange rate on cash	(56)	277
Cash, cash equivalents and restricted cash:
Beginning of period	440,477	382,758
End of period	$843,469	$429,019

RealPage, Inc.
Condensed Consolidated Statements of Cash Flows, continued
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$18,509	$15,740
Cash paid for income taxes, net	$1,657	$1,872
Right-of-use assets obtained in exchange for operating lease obligations	$5,127	$21,192
Non-cash investing and financing activities:
Accrued property, equipment, and software	$2,447	$2,259
Acquisition-related liabilities settled with equity	$—	$14,846

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets and that shown in the Condensed Consolidated Statements of Cash Flows:
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$612,118	$197,154
Restricted cash	231,351	243,323
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash flows	$843,469	$440,477

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
During the quarter ended September 30, 2020, we continued to respond to the challenges that the evolving COVID-19 virus (“COVID-19”) pandemic created for us and our customers. Almost all of our staff continued to operate in a work-from-home environment while simultaneously supporting our customers as they used our software services to sustain their operations while reducing in-person interactions with their customers. Portions of our business, including our electronic payment processing services, experienced continued growth during the quarter. Certain of our other services that experienced lower transactional volumes during the second quarter as a result of COVID-19 began returning to more normalized levels during the third quarter. Many countries, including the United States, are still experiencing high levels of new COVID-19 infections, and the ultimate severity and duration of the outbreak and its effect on our future operations is uncertain. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected, and the resulting economic impact could still materially adversely affect our future results of operations, cash flows and financial position, as well as the financial health of our customers.

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
Substantially all of our accounts receivable are derived from clients in the residential rental housing market. Concentrations of credit risk with respect to accounts receivable and revenue have historically been limited because our customers are geographically dispersed across primarily the United States. Furthermore, no single client accounted for 10% or more of our revenue or accounts receivable for the three or nine months ended September 30, 2020 or 2019. We do not require collateral from clients.
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
We maintain an allowance for credit losses based upon the expected collectability of accounts receivable using historical loss rates adjusted for forward-looking assumptions based on management’s judgments. During the nine months ended September 30, 2020, we have not recognized additional allowances as a result of COVID-19. Nevertheless, our reserves may not be sufficient if the effects of COVID-19 on our customers become more severe or continue for an extended term. We continue to work closely with our customers to help them address the operational challenges they face as a result of COVID-19, and we will adjust our estimates of reserves for credit losses in future periods as appropriate.
Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined we operate as a single reporting segment and operating unit.
Principally, all of our revenue for the three and nine months ended September 30, 2020 and 2019 was earned in the United States. Net property, equipment, and software located in the United States amounted to $167.1 million and $154.5 million at September 30, 2020 and December 31, 2019, respectively. Net property, equipment, and software located in our international subsidiaries amounted to $9.9 million and $8.8 million at September 30, 2020 and December 31, 2019, respectively. Substantially all of the net property, equipment, and software held in our international subsidiaries was located in the Philippines and India at both September 30, 2020 and December 31, 2019.
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
During 2020, we have taken specific steps in response to COVID-19, including employing work-from-home strategies, in order to continue to provide services to our customers without any significant interruption in those services. We have considered COVID-19 in preparing the estimates used in the preparation of our financial statements for the three and nine months ended September 30, 2020, but the ultimate effect on our financial results and those of our customers in the near and long term is still uncertain. We will continue to revise our estimates in future periods for additional changes brought about by the evolving COVID-19 pandemic or other issues as additional information becomes available.
Cash and Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. The fair value of our cash and cash equivalents approximates carrying value.
Restricted cash primarily consists of cash collected from tenants that will be remitted to our clients.
Accounts Receivable
Accounts receivable primarily represent trade receivables from clients recorded at the invoiced amount, net of allowances which are based on our historical experience, the aging of our trade receivables, and management judgment.
Trade receivables are written off against the allowance when management determines a balance is uncollectible. We incurred bad debt expense of $0.8 million and $0.5 million for the three months ended, and $3.1 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Business Combinations
We allocate the fair value of the purchase consideration of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Purchase consideration includes assets transferred, liabilities assumed, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combination transactions may be structured to include a combination of up-front, deferred and contingent payments to be made at specified dates subsequent to the date of acquisition. These payments may include a combination of cash and equity and are generally settled within one to four years from the date of acquisition. Deferred and contingent payments determined to be purchase consideration are recorded at fair value as of the acquisition date. Deferred obligations are generally subject to adjustments specified in the underlying purchase agreement related to the seller’s indemnification obligations, including indemnification assets that contractually can be recorded as a reduction to outstanding deferred obligations. Our contingent consideration arrangements are obligations to make future payments to sellers contingent upon the achievement of future operational or financial targets and are remeasured to fair value at the end of each reporting period until the obligations are settled.
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
We evaluate impairment of goodwill either by assessing qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, or by performing a quantitative assessment. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and circumstances affecting the reporting unit. If we choose to perform a qualitative assessment and after considering the totality of events or circumstances, we determine it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we would perform a quantitative fair value test. Our quantitative impairment assessment utilizes a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). These approaches involve judgmental assumptions, including forecasted future cash flows expected to be generated by the business over an extended period of time, long-term growth rates, the identification of comparable companies, and our discount rate based on our weighted average cost of capital. These assumptions are predominately unobservable inputs and considered Level 3 measurements. We adopted ASU 2017-04, Intangibles - Goodwill and Other, which simplifies the testing for goodwill impairment by eliminating the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment, prospectively on January 1, 2020. To calculate any potential impairment when we perform a quantitative test, we compare the fair value of our reporting unit with its carrying amount, including goodwill. Any excess of the carrying amount of the reporting unit over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down.
We quantitatively evaluate indefinite-lived intangible assets for impairment by estimating the fair value of those assets based on estimated future earnings derived from the assets using the income approach. Key assumptions for this assessment include forecasted future cash flows from estimated royalty rates and our discount rate based on our weighted average cost of capital. These assumptions are unobservable Level 3 measurements. Assets with indefinite lives that have been determined to be inseparable due to their interchangeable use are grouped into single units of accounting for purposes of testing for impairment. If the carrying amount of an identified intangible asset with an indefinite life exceeds its fair value, we would recognize an impairment loss equal to the excess of carrying value over fair value.

Leases
We determine if an arrangement contains a lease at inception. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and the corresponding lease liabilities represent our obligation to make lease payments arising from the lease. Our ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The ROU asset is reduced for tenant incentives and excludes any initial direct costs incurred. For our real estate contracts with lease and non-lease components, we have elected to combine the lease and non-lease components into a single lease component. The implicit rate within our leases are generally not readily determinable, and instead we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using our current borrowing rate, adjusted for various factors including collateralization and term to align with the terms of the lease. Certain of our leases include options to extend the lease. Our lease values include options to extend the lease when it is reasonably certain we will exercise such options.
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
The rollforward of the allowance for credit losses, a component of our allowance for accounts receivable, as of September 30, 2020 was as follows (in thousands):

Balance as of January 1, 2020	$4,545
Provision for credit losses	1,097
Write-offs, net of recoveries	(527)
Balance as of March 31, 2020	5,115
Provision for credit losses	1,168
Write-offs, net of recoveries	(740)
Balance as of June 30, 2020	5,543
Provision for credit losses	800
Write-offs, net of recoveries	(682)
Balance as of September 30, 2020	$5,661

Accounting Standards Update 2018-15
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 prospectively as of January 1, 2020. The impact to our financial statements will depend on the nature of our future cloud computing arrangements; however, this standard did not have a material impact on our financial statements as of September 30, 2020.
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
Recently Issued Accounting Standards
Accounting Standards Update 2019-12
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements, however we do not expect it to have a material impact.
Accounting Standards Update 2020-06
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain convertible instruments by eliminating the requirement to separate convertible notes into debt and equity components, instead allowing for the convertible debt to be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense to an amount more closely aligned with the convertible debt instrument’s coupon interest rate and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to existing GAAP. Furthermore, this ASU amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. Our use of the treasury stock method will no longer be available. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2020. We expect to early adopt this ASU effective January 1, 2021 and are still assessing our method of adoption. Under ASU 2020-06, we expect our total remaining interest expense over the contractual terms of our convertible debt to be approximately $73.0 million less than under the existing accounting standards. We continue to evaluate the impact of the guidance on our net income, basic and dilutive earnings per share.

3. Acquisitions
2020 Acquisitions
Chirp
On September 21, 2020, we entered into an Agreement and Plan of Merger, by which we acquired all the outstanding stock of Chirp Systems, Inc. (“Chirp”), a provider of smart access software and technology solutions to the multifamily housing industry. Aggregate purchase consideration was $16.8 million, including contingent consideration of up to $10.0 million that is tied to operational performance targets through 2022, and deferred cash obligations of up to $1.3 million, subject to working capital adjustments and indemnification claims. The acquisition was financed with cash on hand. The parent company of one of the significant selling shareholders of Chirp is a customer of RealPage. In addition, a member of the board of directors of that customer is also a member of our board of directors.
Certain executives of Chirp at or near the transaction date were provided up to $5.0 million in retention incentives tied to post acquisition employment service and the achievement of performance targets by December 31, 2023. The incentives will be in the form of restricted stock grants that may be settled in the future in stock or cash, at our option. As of September 30, 2020, we expect the executives to earn a payout of $1.7 million under these awards, and we will update this estimate on a quarterly basis. As these awards are tied in part to employment services, we will record the estimated amount as stock-based compensation expense over the requisite service period.
The acquired identified intangible assets consist of developed technology and client relationships that were each assigned estimated useful lives of seven years. Preliminary goodwill recognized of $12.1 million is primarily comprised of expansion of our product offerings into the smart access market as part of our CommunityConnect business as well as anticipated synergies from sale of such products to our existing customers. Goodwill and the acquired intangible assets are not deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.2 million.
Stratis
On August 31, 2020, we entered into an Agreement and Plan of Merger, by which we acquired all the outstanding stock of Stratis IoT, Inc. (“Stratis”), a provider of software, technology and services that enable smart apartments and intelligent buildings, including a software-as-a-service (“SaaS”) platform specifically built for the complexities of the multifamily and student housing industries. Aggregate purchase consideration was $64.8 million, including deferred cash obligations of up to $6.0 million, subject to working capital adjustments and indemnification claims. The acquisition was financed with cash on hand.
Certain employees of Stratis at or near the transaction date were provided up to $15.0 million in retention incentives tied to post acquisition employment service and the achievement of performance targets by June 30, 2024. The incentives will be in the form of restricted stock grants that may be settled in the future in stock or cash, at our option. As of September 30, 2020, we expect the employees to earn a payout of $5.0 million under these awards, and we will update this estimate on a quarterly basis. As these awards are tied in part to employment services, we will record the estimated amount as stock-based compensation expense over the requisite service period.
The acquired identified intangible assets consisted of developed technology, client relationships, and trade names that were assigned estimated useful lives of seven, ten and three years, respectively. Preliminary goodwill recognized of $50.5 million is primarily comprised of expansion of our product offerings into the smart devices and intelligent building market as part of our CommunityConnect business as well as anticipated synergies from sale of such products to our existing customers. Goodwill and the acquired intangible assets are not deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.6 million.
Modern Message
On January 22, 2020, we entered into an Agreement and Plan of Merger, by which we acquired all the outstanding stock of Modern Message Inc. (“Modern Message”), a provider of resident engagement solutions to the multifamily housing industry. Aggregate purchase consideration was $64.7 million, including deferred cash obligations of up to $2.0 million, subject to working capital adjustments and indemnification claims. In addition, the Agreement and Plan of Merger provided for retention incentives for certain executives in the form of restricted stock grants that are tied to post-acquisition employment service. These shares were granted during the first quarter of 2020, and had an aggregate grant date fair value of $10.7 million which will be recognized as stock-based compensation over the requisite service period. The acquisition was financed with cash on hand.
The acquired identified intangible assets consisted of developed technology, client relationships, and trade names that were assigned estimated useful lives of five, nine and five years, respectively. Preliminary goodwill recognized of $49.3 million is primarily comprised of anticipated synergies from the expansion of our resident engagement platform. Goodwill and the acquired intangible assets are not deductible for tax purposes. Acquisition costs associated with this transaction totaled $0.6 million.
Purchase Consideration and Purchase Price Allocations
The estimated fair values of assets acquired and liabilities assumed are provisional and are based primarily on the information available as of the acquisition date. We believe this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are awaiting additional information necessary to finalize those values including the fair value of intangible assets acquired, analysis of in-process contracts and the related deferred revenue fair value analysis, and potential forgiveness of an assumed liability related to a loan obtained by Stratis prior to the acquisition under the Paycheck Protection Program of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”). Therefore, the provisional measurements of fair value are subject to change, and such changes could be significant. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition closing date. The components of the purchase consideration and the preliminary allocation of purchase price as of September 30, 2020 are as follows:

	Modern Message	Stratis	Chirp
	(in thousands)
Fair value of purchase consideration:
Cash, net of cash acquired	$62,749	$58,948	$11,248
Deferred obligations, net	1,998	5,802	1,202
Contingent consideration	—	—	4,300
Total fair value of purchase consideration	$64,747	$64,750	$16,750

Fair value of net assets acquired:
Restricted cash	$3,248	$—	$—
Accounts receivable	1,222	2,727	44
Property, equipment, and software	—	900	—
Intangible assets:
Developed product technologies	8,700	11,100	4,000
Client relationships	9,400	5,900	1,400
Trade names	700	100	—
Goodwill	49,337	50,477	12,098
Other assets	426	1,746	9
Accounts payable and accrued liabilities	(886)	(3,216)	(334)
Client deposits held in restricted accounts	(3,450)	—	—
Deferred revenue	(198)	(2,554)	—
Deferred tax liability, net	(3,752)	(2,430)	(467)
Total fair value of net assets acquired	$64,747	$64,750	$16,750

2019 Acquisitions
We completed five acquisitions during fiscal year 2019. For certain acquisitions in the table below, the estimated fair values of assets acquired and liabilities assumed are provisional. We expect to finalize the valuation of these assets and liabilities as soon as practicable, but no later than one year from the acquisition dates. The allocation of each purchase price, including effects of measurement period adjustments recorded as of September 30, 2020, is as follows:

		Date of Acquisition	Aggregate Purchase Price	Closing Cash Payment, Net of Cash Acquired	Net Tangible Assets Acquired (Liabilities Assumed)	Identified Intangible Assets	Goodwill Recognized
			(in thousands)
LeaseTerm Solutions	(Final)	Apr 2019	$26,512	$23,417	$587	$7,300	$18,625
Hipercept	(Final)	Jul 2019	$28,353	$17,804	$149	$4,800	$23,404
Simple Bills	(Final)	Jul 2019	$18,149	$14,875	$(724)	$9,300	$9,573
IMS	(Provisional)	Dec 2019	$55,738	$50,177	$25	$16,100	$39,613
Buildium	(Provisional)	Dec 2019	$569,645	$566,241	$(14,119)	$113,000	$470,764

Deferred Obligations and Contingent Consideration Activity
The following table presents changes in the Company’s deferred cash and stock obligations and contingent consideration for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Deferred Cash and Stock Obligations	Contingent Consideration	Total
	(in thousands)
Balance at January 1, 2019	$52,142	$6,000	$58,142
Additions, net of fair value discount	18,183	6,700	24,883
Cash payments	(25,215)	(5,963)	(31,178)
Settlements through common stock issued	(14,846)	—	(14,846)
Accretion expense	1,540	58	1,598
Change in fair value	—	(259)	(259)
Indemnification claims and other adjustments	(57)	—	(57)
Balance at December 31, 2019	31,747	6,536	38,283
Additions, net of fair value discount	9,002	4,300	13,302
Cash payments	(12,785)	—	(12,785)
Accretion expense	733	162	895
Change in fair value	—	(1,529)	(1,529)
Indemnification claims and other adjustments	(1,106)	—	(1,106)
Balance at September 30, 2020	$27,591	$9,469	$37,060

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
Pro Forma Results of Acquisitions
The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2020 and 2019, as if the aforementioned 2020 and 2019 acquisitions had occurred as of January 1, 2019 and 2018, respectively. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense, tax expense or benefit, and additional amortization resulting from the valuation of amortizable intangible assets. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, or of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020 Pro Forma	2019 Pro Forma	2020 Pro Forma	2019 Pro Forma
	(unaudited)
	(in thousands, except per share amounts)
Total revenue	$299,330	$276,144	$865,682	$798,833
Net income (loss)	$15,912	$(1,837)	$30,567	$(753)
Net income (loss) per share:
Basic	$0.16	$(0.02)	$0.32	$(0.01)
Diluted	$0.15	$(0.02)	$0.31	$(0.01)

4. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by major revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
On demand
Property management	$63,400	$52,591	$185,818	$153,511
Resident services	135,695	110,314	383,948	308,327
Leasing and marketing	49,945	45,757	144,581	136,831
Asset optimization	41,199	36,975	122,922	108,672
Total on demand revenue	290,239	245,637	837,269	707,341

Professional and other	7,910	9,565	23,160	26,028
Total revenue	$298,149	$255,202	$860,429	$733,369

On Demand Revenue
We generate the majority of our on demand revenue by licensing SaaS solutions to our clients on a subscription basis. Our SaaS solutions are provided pursuant to contractual commitments that typically include a promise that we will stand ready, on a monthly basis, to deliver access to our technology platform over defined service delivery periods. These solutions represent a series of distinct services that are substantially the same and have the same pattern of transfer to the client. Revenue from our SaaS solutions is generally recognized ratably over the term of the arrangement.
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
Contract Balances
Contract assets generally consist of amounts recognized as revenue before they can be invoiced to clients or amounts invoiced to clients prior to the period in which the service is provided where the right to payment is subject to conditions other than just the passage of time. These contract assets are included in “Accounts receivable” in the accompanying Condensed Consolidated Financial Statements and related disclosures. Contract liabilities are comprised of billings or payments received from our clients in advance of performance under the contract. We refer to these contract liabilities as “Deferred revenue” in the accompanying Condensed Consolidated Financial Statements and related disclosures. We recognized revenue of $122.0 million for the nine months ended September 30, 2020, which was included in the line “Deferred revenue” in the accompanying Condensed Consolidated Balance Sheet as of the beginning of the period.
Contract Acquisition Costs
We capitalize certain commissions as incremental costs of obtaining a contract with a client if we expect to recover those costs. The commissions are capitalized and amortized over a period of benefit determined to be three years. Below is a summary of our capitalized commissions costs and their respective locations in the accompanying Condensed Consolidated Balance Sheets:

	Balance Sheet Location	September 30, 2020	December 31, 2019
		(in thousands)
Capitalized commissions costs — current	Other current assets	$11,175	$9,870
Capitalized commissions costs — noncurrent	Other assets	9,857	8,463
Total capitalized commissions costs		$21,032	$18,333

Amortization of capitalized commissions was $3.1 million and $2.3 million for the three months ended September 30, 2020 and 2019, respectively, and $8.8 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively. No impairment loss was recognized in relation to these capitalized costs.

Remaining Performance Obligations
Certain clients commit to purchase our solutions for terms ranging from two to seven years. We expect to recognize approximately $478.3 million of revenue in the future related to performance obligations for on demand contracts with an original duration greater than one year that were unsatisfied or partially unsatisfied as of September 30, 2020. Our estimate does not include amounts related to:
•professional and usage-based services that are billed and recognized based on services performed in a certain period;
•amounts attributable to unexercised contract renewals that represent a material right; or
•amounts attributable to unexercised client options to purchase services that do not represent a material right.
We expect to recognize revenue on approximately 72.0% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter. Revenue from remaining performance obligations for professional service contracts as of September 30, 2020 was immaterial.

5. Property, Equipment, and Software
Property, equipment, and software consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Leasehold improvements	$70,863	$70,558
Data processing and communications equipment	89,920	77,358
Furniture, fixtures, and other equipment	39,299	35,856
Software	188,082	157,832
Property, equipment, and software, gross	388,164	341,604
Less: Accumulated depreciation and amortization	(211,170)	(178,322)
Property, equipment, and software, net	$176,994	$163,282

Depreciation and amortization expense for property, equipment, and purchased software was $8.2 million and $7.5 million for the three months ended, and $23.2 million and $22.7 million for the nine months ended September 30, 2020 and 2019, respectively.
The unamortized amount of capitalized software development costs was $76.3 million and $66.5 million at September 30, 2020 and December 31, 2019, respectively. Amortization expense related to capitalized software development costs totaled $4.7 million and $3.9 million for the three months ended, and $12.9 million and $10.9 million for the nine months ended September 30, 2020 and 2019, respectively.

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
The components of lease costs for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$4,063	$3,469	$12,737	$10,431

Finance lease cost:
Depreciation of finance lease asset	$992	$992	$2,977	$2,977
Interest on lease liabilities	1,019	1,062	3,067	3,169
Total finance lease cost	$2,011	$2,054	$6,044	$6,146

Rent expense for short-term leases for the three and nine months ended September 30, 2020 and 2019 was not material.
Supplemental balance sheet information related to leases at September 30, 2020, was as follows:

	Operating Leases	Finance Leases	Total Leases
	(in thousands, except lease term and discount rate)
Right-of-use assets	$62,293	$51,264	$113,557

Lease liabilities, current (1)	$13,689	$3,554	$17,243
Lease liabilities, net of current portion	53,726	70,726	124,452
Total lease liabilities	$67,415	$74,280	$141,695

Weighted average remaining term (in years)	5.4	12.9
Weighted average discount rate	4.8%	5.4%
(1)Included in the line “Accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Supplemental balance sheet information related to leases at December 31, 2019, was as follows:

	Operating Leases	Finance Leases	Total Leases
	(in thousands, except lease term and discount rate)
Right-of-use assets	$67,700	$54,241	$121,941

Lease liabilities, current (1)	$12,873	$3,254	$16,127
Lease liabilities, net of current portion	59,822	73,491	133,313
Total lease liabilities	$72,695	$76,745	$149,440

Weighted average remaining term (in years)	6.1	13.7
Weighted average discount rate	4.8%	5.4%
(1)Included in the line “Accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2019 was as follows, in thousands:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019
Cash payments for lease liabilities within operating activities:
Operating leases	$13,323	$11,488
Finance leases	$3,067	$3,169

At September 30, 2020, future maturities of lease liabilities due under these lease agreements were as follows for the years ending December 31, in thousands:

	Operating Leases	Finance Leases	Total Leases
2020	$3,969	$1,288	$5,257
2021	16,730	7,504	24,234
2022	14,764	7,609	22,373
2023	11,031	7,714	18,745
2024	11,031	7,819	18,850
Thereafter	19,491	72,214	91,705
Total undiscounted lease payments	77,016	104,148	181,164
Present value adjustment	(9,601)	(29,868)	(39,469)
Present value of lease payments	$67,415	$74,280	$141,695

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the nine months ended September 30, 2020 were as follows, in thousands:

Balance as of January 1, 2020	$1,611,749
Goodwill acquired	111,843
Measurement period adjustments	2,280
Balance as of September 30, 2020	$1,725,872

Identified intangible assets consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Finite-lived intangible assets:
Developed technologies	$301,474	$(155,972)	$145,502	$277,030	$(125,537)	$151,493
Client relationships	357,138	(170,695)	186,443	341,438	(140,044)	201,394
Trade names	26,357	(18,609)	7,748	25,557	(16,928)	8,629
Non-compete agreements	5,273	(2,956)	2,317	5,273	(2,186)	3,087
Total finite-lived intangible assets	690,242	(348,232)	342,010	649,298	(284,695)	364,603
Indefinite-lived intangible assets:
Trade names	8,390	—	8,390	8,393	—	8,393
Total intangible assets	$698,632	$(348,232)	$350,400	$657,691	$(284,695)	$372,996

Amortization expense related to finite-lived intangible assets was $20.8 million and $16.9 million for the three months ended, and $63.5 million and $49.5 million for the nine months ended September 30, 2020 and 2019, respectively.

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
Revolving Facility: The Amended Credit Facility provides $600.0 million in aggregate commitments for secured revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”). During the second quarter of 2020, we repaid the previous amount outstanding under the Revolving Facility.
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
Accordion Feature: The Amended Credit Facility also allows us, subject to certain conditions, to request additional term loan commitments and/or additional revolving commitments in an aggregate principal amount of up to the greater of $250.0 million or 100% of consolidated EBITDA (as defined within the Amended Credit Facility) for the most recent four fiscal quarters, plus an amount that would not cause our Senior Leverage Ratio, as defined below, to exceed 3.50 to 1.00.
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
As of September 30, 2020, we were in compliance with the covenants under our Amended Credit Facility.
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
As of September 30, 2020 and December 31, 2019, we had $600.0 million and $370.0 million, respectively, of available credit under our Revolving Facility. Principal outstanding for the Revolving Facility was $230.0 million as of December 31, 2019. There was no principal outstanding as of September 30, 2020. We incur commitment fees on the unused portion of the Revolving Facility. The carrying value of the Revolving Facility approximates its fair value.
Unamortized debt issuance costs for the revolving facility were $2.3 million and $2.7 million at September 30, 2020 and December 31, 2019, respectively, and are included in the line “Other assets” in the Condensed Consolidated Balance Sheets.
Principal outstanding and unamortized debt issuance and discount costs for the Term Loans were as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	Term Loans
	(in thousands)
Principal outstanding	$585,000	$596,250
Unamortized issuance costs	(775)	(942)
Unamortized discount	(1,024)	(1,245)
Carrying value	$583,201	$594,063

The fair value of the Term Loans on September 30, 2020 and December 31, 2019 was $536.4 million and $582.7 million, respectively. The fair value was estimated by discounting future cash flows using prevailing market interest rates on debt with similar creditworthiness, terms, and maturities. We concluded that this fair value measurement should be categorized within Level 2.
Future maturities of principal under the Term Loans are as follows for the years ending December 31, in thousands:

Term Loans
2020	$7,500
2021	30,000
2022	33,750
2023	48,750
2024	465,000
Total principal payments	$585,000

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
The 2025 Convertible Notes accrue interest at a rate of 1.50% per year until maturity, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. On or after February 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert at their option all or any portion of their 2025 Convertible Notes at the then applicable conversation rate. The 2025 Convertible Notes are convertible at an initial rate of 13.04 shares of our common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $76.70 per share of our common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Upon any conversion of the 2025 Convertible Notes, it is our current intent to settle the first $1,000 of conversion value for each $1,000 principal amount of the 2025 Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. As of September 30, 2020, the if-converted value of the 2025 Convertible Notes did not exceed the aggregate principal.
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
The 2025 Convertible Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2025 Convertible Notes and equal in right of payment to any of our existing and future unsecured indebtedness that is not subordinated including the 2022 Convertible Notes (as defined below). The 2025 Convertible Notes are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of assets securing such indebtedness and structurally junior to all existing and future indebtedness and other liabilities, including trade payables, of our subsidiaries. The Indenture does not limit the amount of debt that we or our subsidiaries may incur. The 2025 Convertible Notes are not guaranteed by any of our subsidiaries.
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
2022 Convertible Notes
In May 2017, we issued convertible senior notes with an aggregate principal amount of $345.0 million which mature on November 15, 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes accrue interest at a rate of 1.50%, payable semi-annually on May 15 and November 15 of each year. The 2022 Convertible Notes are convertible at an initial rate of 23.84 shares per $1,000 of principal (equivalent to an initial conversion price of approximately $41.95 per share of our common stock). Based on our closing stock price of $57.64 per share on September 30, 2020, the if-converted value exceeded the aggregate principal amount of the 2022 Convertible Notes by $129.1 million.
During the third quarter of 2020, the closing price of our common stock exceeded 130% of the conversion price of the 2022 Convertible Notes for more than 20 trading days during the last 30 consecutive trading days of the quarter, thereby satisfying one of the early conversion events. As a result, the 2022 Convertible Notes are convertible at any time during the fourth quarter of 2020. Accordingly, as of September 30, 2020, the carrying amount of the 2022 Convertible Notes of $314.9 million was classified as a current liability in the accompanying Condensed Consolidated Balance Sheets.
There have been no significant changes to the terms of the 2022 Convertible Notes disclosed in our Annual Report on Form 10-K.
The net carrying amount of our 2022 and 2025 Convertible Notes (collectively referred to as the “Convertible Notes”) at September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020		December 31, 2019
	2022 Convertible Notes	2025 Convertible Notes	2022 Convertible Notes
	(in thousands)
Liability component:
Principal amount	$344,995	$345,000	$344,995
Unamortized discount	(26,646)	(53,651)	(35,287)
Unamortized debt issuance costs	(3,414)	(5,887)	(4,520)
Convertible notes, net	$314,935	$285,462	$305,188

Equity component, net of issuance costs and deferred tax:	$61,390	$51,821	$61,390

The estimated fair values of the 2022 and 2025 Convertible Notes at September 30, 2020 were $509.9 million and $359.2 million, respectively. The estimated fair value of the 2022 Convertible Notes at December 31, 2019 was $486.7 million. The estimated fair values are based on quoted market prices as of the last trading day for each reporting period; however, the Convertible Notes have only a limited trading volume and, as such, the fair value estimates are not necessarily the value at which the Convertible Notes could be retired or transferred. We concluded these measurements should be classified within Level 2.

The following table sets forth total interest expense related to the Convertible Notes for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Contractual interest expense	$2,587	$1,294	$5,736	$3,881
Amortization of debt discount	4,969	2,756	11,990	8,149
Amortization of debt issuance costs	675	353	1,517	1,043
	$8,231	$4,403	$19,243	$13,073

The effective interest rate of the liability component for the three and nine-month periods ended September 30, 2020 and 2019 was 5.87% for the 2022 Convertible Notes and 5.74% for the 2025 Convertible Notes, respectively.
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

9. Stock-based Expense
On June 3, 2020, our stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. The 2020 Plan replaced our 2010 Equity Incentive Plan (the “2010 Plan”), and no further awards will be made under the 2010 Plan after the effective date of the 2020 Plan. Additionally, any awards that expire or are forfeited under the 2010 Plan become available for issuance under the 2020 Plan.
Restricted Stock Awards
During the three months ended September 30, 2020, we granted 22,724 time-based restricted stock awards with a grant date weighted average fair value of $62.46 per share. During the nine months ended September 30, 2020, we granted 996,497 time-based restricted stock awards with a grant date weighted average fair value of $61.13. These awards generally vest ratably over a period of twelve quarters with the first vesting on the first day of the second calendar quarter immediately following the grant date. A portion of these grants are associated with the Modern Message acquisition and vest 5% each quarter over a period of eleven quarters with the first vesting on the first day of the second calendar quarter immediately following the grant date and with the remaining shares vesting during the twelfth quarter.
Market-based Restricted Stock Awards
During the three and nine months ended September 30, 2020, we made grants of restricted stock that become eligible to vest based on the achievement of certain market-based conditions. The aggregate grant date fair value of these awards was $14.0 million. Prior to July 1, 2023, four separate tranches of restricted stock within each grant become Eligible Shares if the average closing price of our common stock equals or exceeds the associated triggers for those tranches for a period of twenty consecutive trading days:

Grant Date	Awards Granted	Stock Price Trigger Range
March 2020	439,624	$73.60 - $105.98
August 2020	18,908	$82.65 - $119.02

Shares that become Eligible Shares vest ratably over four calendar quarters, with the first vesting on the first day of the quarter immediately after becoming Eligible Shares. Vesting is conditional upon the recipient remaining a service provider, as defined in the plan document, to the Company through each applicable vesting date.
We capitalized stock-based expense for software development costs of $0.4 million and $1.3 million during the three and nine months ended September 30, 2020, respectively.

10. Commitments and Contingencies
Guarantor Arrangements
We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2020 or December 31, 2019.
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
The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited in certain agreements; however, we believe the estimated fair value of these indemnification provisions is minimal, and, accordingly, we had no liabilities recorded for these agreements as of September 30, 2020 or December 31, 2019.
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
At September 30, 2020 and December 31, 2019, we had accrued amounts for estimated settlement losses related to certain legal matters. We do not believe there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein. We are involved in other litigation matters, including purported class action lawsuits, that are not likely to be material either individually or in the aggregate based on information available at this time.

11. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. Included within diluted net income per share is the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Weighted average shares from common share equivalents in the amount of approximately 8,000 and 19,000 for the three months ended, and 179,000 and 188,000 for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted net income per share, it is our current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount (the “conversion premium”) in shares of our common stock. Therefore, only the impact of the conversion premium is included in total dilutive weighted average shares outstanding using the treasury stock method. The dilutive effects of the conversion premium for the three and nine months ended September 30, 2020 and 2019 are shown in the table below.
The Warrants sold in connection with the issuance of the 2022 Convertible Notes are considered to be dilutive when the average price of our common stock during the period exceeds the Warrants’ strike price of $57.58 per share, as described in Note 8 of these Condensed Consolidated Financial Statements. The effect of the additional shares that may be issued upon exercise of the Warrants is included in total dilutive weighted average shares outstanding using the treasury stock method and, to the extent dilutive, is shown in the table below. The Note Hedge Instruments purchased in connection with the issuance of the Convertible Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. Refer to Note 8 of these Condensed Consolidated Financial Statements for further discussion regarding the Convertible Notes.
We exclude common shares subject to a holdback pursuant to business combinations from the calculation of basic weighted average shares outstanding where the release of such shares is contingent upon an event not solely subject to the passage of time. During the third quarter of 2020, approximately 6,000 previously contingently returnable shares related to our acquisition of BluTrend were issued upon settlement of sellers’ indemnification obligations and included in basic weighted average shares outstanding. There were approximately 163,000 contingently returnable shares as of September 30, 2019 related to our acquisitions of ClickPay and BluTrend. Dilutive common shares outstanding include the weighted average contingently returnable shares discussed above that are subject to a holdback, and any contingently returnable shares prior to their release during each period.
Certain of our performance-based restricted stock awards are considered contingently issuable shares and are excluded from the diluted weighted average shares outstanding computation because the related performance-based targets were not achieved as of the end of the reporting period.

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net income	$16,341	$11,704	$33,247	$38,039
Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	99,334	92,239	95,926	91,884
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock	838	1,337	947	1,420
Convertible Notes and Warrants	3,208	3,380	2,951	2,844
Contingently issuable or returnable shares in connection with our acquisitions	5	158	74	244
Weighted average common shares used in computing diluted net income per share	103,385	97,114	99,898	96,392
Net income per share:
Basic	$0.16	$0.13	$0.35	$0.41
Diluted	$0.16	$0.12	$0.33	$0.39

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
Our effective income tax rate was 9.3% and 17.4% for the nine months ended September 30, 2020 and 2019, respectively. Our effective rate is lower than the statutory rate for the nine months ended September 30, 2020 primarily due to $5.4 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-09.
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
Contingent consideration obligations: The fair value of our contingent consideration obligations includes inputs not observable in the market and thus represent Level 3 measurements. The amount to be paid under these obligations is contingent upon the achievement of stipulated operational or financial targets by the business subsequent to acquisition. The fair value of our contingent consideration obligations are estimated using probability weighted discount models which consider the achievement of the conditions upon which the contingent obligations are dependent. The probability of achieving the specified conditions is generally assessed by applying Monte Carlo weighted-average models. These estimates are generally sensitive to changes in these projections. We develop the projected future operating results based on an analysis of historical results, market conditions, and the expected impact of anticipated changes in our overall business and/or product strategies.
The following table provides a summary of the inputs utilized in these valuation models and the associated weighted average of these inputs based on each obligation’s relative fair value for the period ended September 30, 2020:

Valuation Inputs	Range	Weighted Average
Discount rate	2.6% - 3.6%	3.2%
Volatility	17.3% - 32.8%	24.3%
Compounded annual revenue growth rate(1)	40.0%	40.0%
Risk of target metric rate	4.4% - 11.8%	7.8%
(1) Excludes the compound annual revenue growth rate of Chirp. The historical revenue of Chirp is de minimis and the forecasted revenue growth rate is not meaningful and is in excess of 100%.
The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, by the fair value hierarchy levels as described above:

	Fair Value at September 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Foreign currency forward contracts(2)	$460	$—	$460	$—
Total assets measured at fair value	$460	$—	$460	$—
Liabilities:
Interest rate swap agreements	$6,519	$—	$6,519	$—
Foreign currency forward contracts	5	—	5	—
Contingent consideration liabilities	9,469	—	—	9,469
Total liabilities measured at fair value	$15,993	$—	$6,524	$9,469
(2) The fair value of foreign currency forward contracts includes those designated as cash flow hedge instruments and those designated as balance sheet hedge instruments.

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Foreign currency forward contracts(2)	$237	$—	$237	$—
Total assets measured at fair value	$237	$—	$237	$—

Liabilities:
Interest rate swap agreements	$2,193	$—	$2,193	$—
Foreign currency forward contracts	14	—	14	—
Contingent consideration liabilities	6,536	—	—	6,536
Total liabilities measured at fair value	$8,743	$—	$2,207	$6,536

(2) The fair value of foreign currency forward contracts includes those designated as cash flow hedge instruments and those designated as balance sheet hedge instruments.
The maximum remaining potential payments related to our contingent consideration liabilities are $35.3 million as of September 30, 2020.
Changes in the fair value of Level 3 measurements were as follows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Balance at beginning of period	$6,536	$6,000
Initial contingent consideration fair value	4,300	6,700
Settlements through cash payments	—	(5,963)
Net change in fair value	(1,367)	21
Balance at end of period	$9,469	$6,758

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
During the second quarter of 2019, we invested an additional $1.8 million in CompStak. The carrying value of this investment at September 30, 2020 and December 31, 2019 was $7.4 million, and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
There were no liabilities measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019.

14. Stockholders’ Equity
In November 2019, our board of directors approved a share repurchase program authorizing the repurchase of up to $100.0 million of our outstanding common stock. The share repurchase program is effective through November 7, 2020. In October 2020, our board of directors approved a one year extension of this program authorizing the repurchase of up to $100.0 million of our outstanding common stock through November 7, 2021. Shares repurchased under the plan are retired. There was no repurchase activity during the three and nine months ended September 30, 2020 and 2019.
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

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Unrealized (Loss) Gain on Derivative Instruments, Net of Tax	Foreign Currency Translation Adjustments	Total
	(in thousands)
Balance at January 1, 2020	$(1,461)	$(887)	$(2,348)
Other comprehensive income (loss) before reclassifications	(3,549)	(505)	(4,054)
Amounts reclassified from accumulated other comprehensive income (loss)	134	—	134
Net current period other comprehensive income (loss)	(3,415)	(505)	(3,920)
Balance at March 30, 2020	(4,876)	(1,392)	(6,268)
Other comprehensive income (loss) before reclassifications	(414)	180	(234)
Amounts reclassified from accumulated other comprehensive income (loss)	375	—	375
Net current period other comprehensive income (loss)	(39)	180	141
Balance at June 30, 2020	(4,915)	(1,212)	(6,127)
Other comprehensive income (loss) before reclassifications	309	269	578
Amounts reclassified from accumulated other comprehensive income (loss)	332	—	332
Net current period other comprehensive income (loss)	641	269	910
Balance at September 30, 2020	$(4,274)	$(943)	$(5,217)

Balance at January 1, 2019(1)	$249	$(716)	$(467)
Other comprehensive income (loss) before reclassifications	(586)	(99)	(685)
Amounts reclassified from accumulated other comprehensive income (loss)	(220)	—	(220)
Net current period other comprehensive income (loss)	(806)	(99)	(905)
Balance at March 31, 2019	(557)	(815)	(1,372)
Other comprehensive income (loss) before reclassifications	(991)	118	(873)
Amounts reclassified from accumulated other comprehensive income (loss)	(223)	—	(223)
Net current period other comprehensive income (loss)	(1,214)	118	(1,096)
Balance at June 30, 2019	(1,771)	(697)	(2,468)
Other comprehensive income (loss) before reclassifications	(143)	258	115
Amounts reclassified from accumulated other comprehensive income (loss)	(135)	—	(135)
Net current period other comprehensive income (loss)	(278)	258	(20)
Balance at September 30, 2019	$(2,049)	$(439)	$(2,488)
(1)Reflects the cumulative effective of adopting ASU 2017-12 in the prior period.

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
Foreign Exchange Currency Contracts
We are exposed to market risk that includes changes in foreign exchange rates. We have operations in certain foreign countries where the functional currency is the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. As of September 30, 2020, we have entered into a series of foreign exchange forward contracts with a total notional amount of $14.9 million to hedge the effect of adverse fluctuations in foreign currency exchange rates for the Indian rupee and Philippines peso. These contracts are designated as cash flow hedges, as defined by ASC 815, of forecasted transactions, are intended to offset the impact of movement of exchange rates on future operating costs and are scheduled to mature within twelve months.
The changes in the fair value of these contracts are initially recorded in accumulated other comprehensive income (loss) net of tax and are subsequently reclassified to “Cost of revenue” and “Operating expenses” in the accompanying Condensed Consolidated Statements of Operations in the same period that the hedged transactions affect earnings.

The table below presents the fair value of the derivative instruments designated as cash flow hedges as well as their classification in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

		Fair Value at
	Balance Sheet Location	September 30, 2020	December 31, 2019
		(in thousands)
Derivatives designated as cash flow hedging instruments:
Assets:
Foreign currency forward contracts	Other current assets	$452	$217
Total derivative assets		$452	$217
Liabilities:
Interest rate swaps	Other long-term liabilities	$6,519	$2,193
Foreign currency forward contracts	Other current liabilities	5	14
Total derivative liabilities		$6,524	$2,207

As of September 30, 2020, we have not posted any collateral related to our derivative instruments. If we had breached any of the default provisions at September 30, 2020, we could have been required to settle our obligations under the agreements at their termination value of $6.4 million.
The tables below present the amount of gains and losses related to the derivative instruments and their location in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, in thousands:

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
Three Months Ended September 30,	2020	2019	Location of Gain (Loss) Recognized in Income	2020	2019
Swap agreements, net of tax	$(13)	$(71)	Interest expense and other	$(479)	$132
Foreign currency forward contracts, net of tax	$322	$(72)	Cost of revenue and operating expenses	$147	$3

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
Nine Months Ended September 30,	2020	2019	Location of Gain (Loss) Recognized in Income	2020	2019
Swap agreements, net of tax	$(3,984)	$(1,737)	Interest expense and other	$(1,024)	$565
Foreign currency forward contracts, net of tax	$330	$17	Cost of revenue and operating expenses	$183	$13

As of September 30, 2020, we estimate that $2.1 million of the net loss related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.
Gains and losses on our cash flow hedges are net of income tax expense (benefit) of $0.3 million and $(0.4) million for the three months ended September 30, 2020 and 2019, respectively, and income tax benefit of $0.9 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. Cash flows from these derivative instruments are included within the operating activities in the Condensed Consolidated Statements of Cash Flows, as our accounting policy is to present cash flows from hedging instruments in the same category as the item being hedged. The 2020 Swap Agreement contains an other-than-insignificant financing element and, accordingly, the associated cash flows are reported as financing activities in the Condensed Consolidated Statements of Cash Flows.
Balance Sheet Hedges
We also enter into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities primarily associated with our lease liabilities. These forward contracts are not designated for hedge accounting treatment, therefore, the change in fair value of these derivatives is recorded as a component of “General and administrative” in the accompanying Condensed Consolidated Statements of Operations and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in “General and administrative”. As of September 30, 2020, the notional amounts of outstanding foreign currency contracts entered into under our balance sheet hedge program was $2.2 million. The effect of derivatives not designated as hedge instruments for the period ended September 30, 2020 was de minimis.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “anticipates,” “aspires,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” or “would” or similar expressions and the negatives of those terms are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the potential impacts of the COVID-19 pandemic on our business, financial condition and results of operations, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report and those discussed in our Annual Report on Form 10-K for the fiscal year 2019 previously filed with the SEC on March 2, 2020 (“Annual Report on Form 10-K”), and our Quarterly Report on Form 10-Q for the second quarter of 2020 filed on August 4, 2020 (“Quarterly Report on Form 10-Q”). You should carefully review the risks described herein and in the other documents we file from time to time with the SEC. You should not place undue reliance on forward-looking statements herein, which speak only as of the date of this report. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise.
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
Our company was formed in 1998 to acquire Rent Roll, Inc., which marketed and sold on premise property management systems for the conventional and affordable multifamily rental housing markets. In June 2001, we released OneSite, our first on demand property management system. Since 2002, we have expanded our platform of solutions to include property management, leasing and marketing, resident services, and asset optimization capabilities. In addition to the multifamily markets, we now serve the single family, senior living, student living, military housing, commercial, hospitality, homeowner association, short-term rental and vacation rental markets. Since July 2002, we have completed over 50 acquisitions of complementary technologies to supplement our internal product development and sales and marketing efforts and expand the scope of our solutions, the types of rental housing and vacation rental properties served by our solutions, and our client base. In connection with this expansion and these acquisitions, we have committed greater resources to developing and increasing sales of our platform of data analytics and on demand solutions. As of September 30, 2020, we had approximately 7,500 employees.
COVID-19 Pandemic
During the quarter ended September 30, 2020, we continued to respond to the challenges that the evolving COVID-19 virus (“COVID-19”) pandemic created for us and our customers. Almost all our staff continued to operate in a work-from-home environment while simultaneously supporting our customers as they used our software services to sustain their operations while reducing in-person interactions with their customers. Portions of our business, including our electronic payment processing services, experienced continued growth during the quarter. Certain of our other services that experienced lower transactional volumes during the second quarter as a result of COVID-19 began returning to more normalized levels during the third quarter.
Many countries, including the United States, are still experiencing high levels of new COVID-19 infections, and the ultimate severity and duration of the outbreak and its effect on our future operations is uncertain. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected, and the resulting economic impact could still materially adversely affect our future results of operations, cash flows and financial position, as well as the financial health of our customers in the short and long term. The reduced economic activity resulting from the COVID-19 virus may impact multifamily tenants’ ability to fully meet their obligations to our customers and, in turn, our customers’ ability to meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in revenue. Further, the negative financial impact of the pandemic could impact our future compliance with financial covenants or our credit facility and other debt agreements, and the weaker economic conditions could cause us to recognize impairment in value of our tangible or intangible assets.
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
•affordable Housing and Urban Development ("HUD") properties;
•affordable tax credit properties;
•rural housing properties;
•privatized military housing;
•commercial properties;
•student housing;
•senior living;
•homeowner association properties;
•short-term rentals;
•vacation rentals; and
•institutional.
Property Management
Our property management solutions are referred to as ERP systems. These solutions manage core property management business processes, including leasing, accounting, budgeting, purchasing, facilities management, document management, and support and advisory services. The solutions include a central database of prospect, applicant, renter, and property information that is accessible in real time by our other solutions. Our property management solutions also interface with most popular general ledger accounting systems through our RealPage Exchange platform. This makes it possible for clients to deploy our solutions using our accounting system or a third-party accounting system. Our property management solution category consists of the following primary solutions: OneSite, Propertyware, Buildium, RealPage Financial Services, Kigo, Spend Management Solutions, SmartSource IT, EasyLMS, and Stratis.

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
Leasing and Marketing
Leasing and marketing solutions aim to optimize marketing spend and the leasing process. These solutions manage core leasing and marketing processes, including websites and syndication, paid lead generation, organic lead generation, lead management, automated lead closure, lead analytics, real-time unit availability, automated online apartment leasing, applicant screening, and creative content design. Our leasing and marketing solutions category consists of the following primary solutions: Online Leasing, Contact Center, Websites & Syndication, Intelligent Lease Management, LeaseLabs, AI Resident Screening, MyNewPlace, and Modern Message.
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

Recent Developments
Acquisition Activity
Chirp
On September 21, 2020, we entered into an Agreement and Plan of Merger, by which we acquired all the outstanding stock of Chirp, a provider of smart access software and technology solutions to the multifamily housing industry. Aggregate purchase consideration was $16.8 million, including contingent consideration of up to $10.0 million that is tied to operational performance targets through 2022, and deferred cash obligations of up to $1.3 million, subject to working capital adjustments and indemnification claims. The acquisition was financed with cash on hand.
Stratis
On August 31, 2020, we entered into an Agreement and Plan of Merger, by which we acquired all the outstanding stock of Stratis, a provider of software, technology and services that enable smart apartments and intelligent buildings, including a SaaS platform specifically built for the complexities of the multifamily and student housing industries. Aggregate purchase consideration was $64.8 million, including deferred cash obligations of up to $6.0 million, subject to working capital adjustments and indemnification claims. The acquisition was financed with cash on hand.
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

Key Business Metrics
In addition to traditional financial measures, we monitor our operating performance using a number of financially and non-financially derived metrics that are not included in our Condensed Consolidated Financial Statements. We monitor the key performance indicators reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except dollar per unit data)
Revenue:
Total revenue	$298,149	$255,202	$860,429	$733,369
On demand revenue	$290,239	$245,637	$837,269	$707,341
On demand revenue as a percentage of total revenue	97.3%	96.3%	97.3%	96.5%

Non-GAAP total revenue	$298,537	$255,240	$861,642	$733,788
Non-GAAP on demand revenue	$290,627	$245,675	$838,482	$707,760
Adjusted EBITDA	$86,168	$72,113	$237,550	$205,520

Ending on demand units	19,502	16,779
Average on demand units	19,191	16,642
On demand annual client value	$1,176,751	$990,800
Annualized on demand revenue per ending on demand unit	$60.34	$59.05

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
The following provides a reconciliation of GAAP to non-GAAP total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Total revenue	$298,149	$255,202	$860,429	$733,369
Acquisition-related deferred revenue	388	38	1,213	419
Non-GAAP total revenue	$298,537	$255,240	$861,642	$733,788

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
The following provides a reconciliation of GAAP to non-GAAP on demand revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
On demand revenue	$290,239	$245,637	$837,269	$707,341
Acquisition-related deferred revenue	388	38	1,213	419
Non-GAAP on demand revenue	$290,627	$245,675	$838,482	$707,760

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
The following provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$16,341	$11,704	$33,247	$38,039
Acquisition-related deferred revenue	388	38	1,213	419
Depreciation, asset impairment, and loss on disposal of assets	9,205	8,498	26,154	25,955
Amortization of product technologies and intangible assets	25,442	20,759	76,411	60,411
Change in fair value of equity investment	—	—	—	(2,600)
Acquisition-related expense	1,682	755	8,543	1,160
Organizational realignment	—	684	2,431	684
Regulatory and legal matters	—	215	2,509	567
Stock-based expense	15,817	16,498	44,349	47,276
Interest expense, net	13,267	8,791	39,301	25,613
Income tax expense	4,026	4,171	3,392	7,996
Adjusted EBITDA	$86,168	$72,113	$237,550	$205,520

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

Regulatory and legal matters: This item comprises certain regulatory and similar costs and certain legal settlement costs, such as costs related to the company’s Hart-Scott-Rodino Antitrust Improvements Act review process incurred in connection with our acquisitions or the settlement of certain legal matters. These costs are excluded as they are irregular in timing and scope and may not be indicative of our past and future performance. We believe exclusion of this item facilitates a more accurate comparison of the company’s results of operations between periods.
Stock-based expense: This item is excluded because it is a non-cash expenditure that we do not consider part of ongoing operating results when assessing the performance of our business, and also because the total amount of the expenditure is partially outside of management’s control because it is based on factors such as stock price, volatility, and interest rates, which may be unrelated to our performance during the period in which the expenses are incurred.

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
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2020	2020	2019	2019
	(in thousands, except per share amounts)
Revenue:
On demand	$290,239	97.3%	$245,637	96.3%
Professional and other	7,910	2.7	9,565	3.7
Total revenue	298,149	100.0	255,202	100.0
Cost of revenue(1)	111,497	37.4	98,783	38.7
Amortization of product technologies	14,236	4.8	10,315	4.0
Gross profit	172,416	57.8	146,104	57.3
Operating expenses:
Product development(1)	34,066	11.4	27,866	10.9
Sales and marketing(1)	55,563	18.6	51,906	20.3
General and administrative(1)	37,909	12.7	31,249	12.2
Amortization of intangible assets	11,206	3.8	10,444	4.1
Total operating expenses	138,744	46.5	121,465	47.6
Operating income	33,672	11.3	24,639	9.7
Interest expense and other, net	(13,305)	(4.5)	(8,764)	(3.4)
Income before income taxes	20,367	6.8	15,875	6.2
Income tax expense	4,026	1.4	4,171	1.6
Net income	$16,341	5.5%	$11,704	4.6%

Net income per share attributable to common stockholders:
Basic	$0.16		$0.13
Diluted	$0.16		$0.12
Weighted average common shares outstanding:
Basic	99,334		92,239
Diluted	103,385		97,114

(1) Includes stock-based expense as follows:
Cost of revenue	$1,754		$1,425
Product development	$2,893		$1,948
Sales and marketing	$5,658		$6,358
General and administrative	$5,512		$6,767

	Nine Months Ended September 30,
	2020	2020	2019	2019
	(in thousands, except per share amounts)
Revenue:
On demand	$837,269	97.3%	$707,341	96.5%
Professional and other	23,160	2.7	26,028	3.5
Total revenue	860,429	100.0	733,369	100.0
Cost of revenue(1)	331,120	38.5	284,685	38.8
Amortization of product technologies	42,539	4.9	29,729	4.1
Gross profit	486,770	56.6	418,955	57.1
Operating expenses:
Product development(1)	97,047	11.3	85,914	11.7
Sales and marketing(1)	159,644	18.6	145,849	19.9
General and administrative(1)	120,836	14.0	87,702	12.0
Amortization of intangible assets	33,872	3.9	30,682	4.2
Total operating expenses	411,399	47.8	350,147	47.7
Operating income	75,371	8.8	68,808	9.4
Interest expense and other, net	(38,732)	(4.5)	(22,773)	(3.1)
Income before income taxes	36,639	4.3	46,035	6.3
Income tax benefit	3,392	0.4	7,996	1.1
Net income	$33,247	3.9%	$38,039	5.2%

Net income per share attributable to common stockholders:
Basic	$0.35		$0.41
Diluted	$0.33		$0.39
Weighted average common shares outstanding:
Basic	95,926		91,884
Diluted	99,898		96,392

(1) Includes stock-based expense as follows:
Cost of revenue	$6,021		$4,203
Product development	$6,459		$6,444
Sales and marketing	$13,842		$18,091
General and administrative	$18,027		$18,538

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Our discussion and analysis below is specific to changes during the three and nine month periods ended September 30, 2020 as compared to the same periods in the prior year, unless otherwise noted.
Revenue

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(in thousands, except per unit data)
Revenue:
On demand	$290,239	$245,637	$44,602	18.2%
Professional and other	7,910	9,565	(1,655)	(17.3)
Total revenue	$298,149	$255,202	$42,947	16.8

Non-GAAP on demand revenue	$290,627	$245,675	$44,952	18.3

Ending on demand units	19,502	16,779	2,723	16.2
Average on demand units	19,191	16,642	2,549	15.3
On demand annual client value	$1,176,751	$990,800	$185,951	18.8
Annualized on demand revenue per ending on demand unit	$60.34	$59.05	$1.29	2.2%

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(in thousands)
Revenue:
On demand	$837,269	$707,341	$129,928	18.4%
Professional and other	23,160	26,028	(2,868)	(11.0)
Total revenue	$860,429	$733,369	$127,060	17.3

Non-GAAP on demand revenue	$838,482	$707,760	$130,722	18.5%

Our on demand products and services facilitate our customers’ abilities to operate cost-effectively and to respond to certain of the challenges presented by the COVID-19 pandemic. Many of our products facilitate leasing-related and other transactional services with current or potential residents without person-to-person contact, benefiting both residents and our customers who are operating with significantly reduced numbers of on-site employees. There are, however, challenges to some of our revenue streams, particularly in our leasing and marketing solutions, where the uncertain economic environment coupled with protocols that inhibit person-to-person contact and normal activity levels have led to reduced transactional volumes and lower leasing velocity. Similarly, we have seen reductions in our vacation rental business due to concerns about safety of travel and the rental properties and the uncertainties around the timing of a return to a more normal environment. The change in total revenue for the three and nine months ended September 30, 2020, as compared to the same period in 2019, was due to the following:
On demand revenue: On demand revenue increased $44.6 million and $129.9 million, or 18.2% and 18.4%, respectively. These increases were attributable to growth across our platform, primarily in resident services and property management. This includes organic growth and acquired revenue from our 2019 and 2020 acquisitions.
On demand revenue generated by our property management solutions increased $10.8 million and $32.3 million, or 20.5% and 21.0%, respectively. These increases were primarily attributable to incremental revenues of $11.2 million and $33.4 million, respectively, from our 2019 acquisitions and organic growth within certain other product offerings. These increases were partially offset by lower volumes in our vacation rental and spend management businesses as a direct result of the effects of COVID-19.

On demand revenue from our resident services solutions continued to experience significant growth, increasing $25.4 million and $75.6 million, or 23.0% and 24.5%, respectively. These increases were primarily from continued strong growth of our payments solutions, as well as incremental revenue from our 2019 acquisitions of Buildium, Simple Bills, and LeaseTerm Solutions. Our payments business benefited from increased transactional volumes as residents and our clients moved towards payment mechanisms that allowed for reduced personal contact.
On demand revenue from our leasing and marketing solutions increased $4.2 million and $7.8 million, or 9.2% and 5.7%, respectively. During the three and nine months ended September 30, 2020, we recognized incremental revenues from recent acquisitions of $5.2 million and $13.7 million, respectively, that were partially offset by a reduction in leasing velocity associated with COVID-19.
On demand revenue derived from our asset optimization solutions increased $4.2 million and $14.3 million, or 11.4% and 13.1%, respectively. These increases were largely attributable to incremental revenue from our acquisition of IMS in the fourth quarter of 2019 and organic growth across our revenue management and business intelligence solutions.
On demand unit metrics: As of September 30, 2020, one or more of our on demand solutions was utilized in the management of 19.5 million rental property units, representing a year-over-year net increase of 2.7 million units, or 16.2%. This growth is primarily attributable to our 2019 and 2020 acquisitions, which accounted for approximately 11.8% of total ending on demand units, as well as organic unit growth. Annualized on demand revenue per ending on demand unit as of September 30, 2020 increased year-over-year by 2.2%, driven by expansion and adoption of our products, significantly offset by the impact of acquired units. On demand units managed by our clients renewed at an average rate of 96.2% over the trailing twelve-month period ended September 30, 2020.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
Cost of revenue	$105,740	$93,351	$12,389	13.3%	$313,486	$268,787	$44,699	16.6%
Stock-based expense	1,754	1,425	329	23.1	6,021	4,203	1,818	43.3
Depreciation	4,003	4,007	(4)	(0.1)	11,613	11,695	(82)	(0.7)
Total cost of revenue	$111,497	$98,783	$12,714	12.9%	$331,120	$284,685	$46,435	16.3%
Cost of revenue, excluding stock-based expense and depreciation, increased $12.4 million and $44.7 million, or 13.3% and 16.6%, respectively. Direct costs increased $8.1 million and $27.7 million during the three and nine months ended September 30, 2020, respectively, driven by higher transaction volume from our payment processing solutions and incremental costs from our recent acquisitions. Personnel expense for the same periods increased $5.0 million and $18.2 million, respectively, primarily attributable to new employees from our recent acquisitions and investments to accelerate implementations of our product offerings. These increases were partially offset by a decline in travel expenses due to travel restrictions we implemented in response to the COVID-19 pandemic.
Amortization of Product Technologies

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
Amortization of product technologies	$14,236	$10,315	$3,921	38.0%	$42,539	$29,729	$12,810	43.1%
Amortization of product technologies increased $3.9 million and $12.8 million, or 38.0% and 43.1%, respectively. Higher amortization expense was driven by the addition of developed product technologies in connection with our recent acquisitions and an increase in amortization of developed software related to investment in innovation and product solutions.
Gross profit as a percentage of total revenue increased to 57.8% from 57.3% during the three months ended September 30, 2020, predominately from greater leverage over fixed costs due to increased revenues, slightly offset by higher amortization of product technologies from our acquisitions. Gross profit as a percentage of total revenue decreased to 56.6% from 57.1% during the nine months ended September 30, 2020, primarily due to the impact of higher amortization of product technologies from our acquisitions. Excluding this impact, gross margin increased slightly.

Operating Expenses
Product development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
Product development	$29,442	$24,378	$5,064	20.8%	$85,779	$74,647	$11,132	14.9%
Stock-based expense	2,893	1,948	945	48.5	6,459	6,444	15	0.2
Depreciation	1,731	1,540	191	12.4	4,809	4,823	(14)	(0.3)
Total product development expense	$34,066	$27,866	$6,200	22.2%	$97,047	$85,914	$11,133	13.0%
Product development expense, excluding stock-based expense and depreciation, increased $5.1 million and $11.1 million or 20.8% and 14.9%, respectively. Personnel expense, net of capitalized software development costs, increased $6.1 million and $12.7 million during the three and nine months ended September 30, 2020, respectively. This increase was primarily attributable to incremental personnel costs from our recent acquisitions and increased product investment, partially offset by decreases associated with our efficiency initiatives implemented in 2019 to centralize our product development team and direct a greater portion of work effort towards major new development projects.
Product development expense as a percentage of total revenue increased to 11.4% from 10.9% during the three months ended September 30, 2020, primarily from increased product investment. Product development expense as a percentage of revenue decreased to 11.3% from 11.7% during the nine months ended September 30, 2020. Benefits from the organizational initiatives described above drove the year to date reduction as a percentage of revenue.
Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
Sales and marketing	$48,036	$43,975	$4,061	9.2%	$140,644	$123,113	$17,531	14.2%
Stock-based expense	5,658	6,358	(700)	(11.0)	13,842	18,091	(4,249)	(23.5)
Depreciation	1,869	1,573	296	18.8	5,158	4,645	513	11.0
Total sales and marketing expense	$55,563	$51,906	$3,657	7.0%	$159,644	$145,849	$13,795	9.5%
Sales and marketing expense, excluding stock-based expense and depreciation, increased $4.1 million and $17.5 million or 9.2% and 14.2%, respectively. Personnel expense increased $5.3 million and $17.6 million during the three and nine months ended September 30, 2020, respectively, driven by incremental headcount from our recent acquisitions and our continued investments in our sales force and product marketing team. These investments also resulted in an increase in information technology and facility related expenses of $0.9 million and $2.7 million, respectively. These increases were partially offset by a decline in marketing and travel expenses of $3.4 million and $5.8 million, respectively, driven by travel restrictions in response to the COVID-19 pandemic.
Sales and marketing expense as a percentage of total revenue decreased to 18.6% from 20.3% and to 18.6% from 19.9%, respectively. These changes were a result of the reductions in marketing and travel expenses discussed above, coupled with reduced stock compensation expense during the three and nine months ended September 30, 2020 related to the reversal of market-based restricted stock award expense associated with forfeitures.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
General and administrative	$30,795	$23,095	$7,700	33.3%	$98,247	$64,632	$33,615	52.0%
Stock-based expense	5,512	6,767	(1,255)	(18.5)	18,027	18,538	(511)	(2.8)
Depreciation	1,602	1,387	215	15.5	4,562	4,532	30	0.7
Total general and administrative expense	$37,909	$31,249	$6,660	21.3%	$120,836	$87,702	$33,134	37.8%
General and administrative expense, excluding stock-based expense and depreciation, increased $7.7 million and $33.6 million, or 33.3% and 52.0%, respectively. Personnel expenses for the three and nine months ended September 30, 2020 increased $3.6 million and $17.3 million, respectively, due to incremental headcount from recent acquisitions and investments to support our continued growth. Legal and professional expenses increased $1.8 million and $9.2 million, respectively, primarily associated with costs incurred in connection with our recent acquisitions and integration activity and increases in our accruals for legal contingencies. IT and facility related costs for the same periods increased $0.8 million and $3.5 million, respectively, primarily attributable to incremental costs from our recent acquisitions, partially offset by reduced facility costs as a result of our current work-from-home environment.
General and administrative expense as a percentage of total revenue increased to 12.7% from 12.2% and to 14.0% from 12.0%, respectively. These increases were primarily attributable to the incremental acquisition, legal and professional expenses discussed above.
Amortization of intangible assets

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
Amortization of intangible assets	$11,206	$10,444	$762	7.3%	$33,872	$30,682	$3,190	10.4%
Amortization of intangible assets increased $0.8 million and $3.2 million, or 7.3% and 10.4%, respectively. These increases were a result of incremental amortization expense from the addition of finite-lived client relationship and trade name assets in connection with our recent acquisitions. The change in amortization of intangible assets as a percentage of total revenue was not material for either period shown.
Stock-based expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)				(in thousands)
Stock-based expense	$15,817	$16,498	$(681)	(4.1)%	$44,349	$47,276	$(2,927)	(6.2)%
Stock-based expense declined $0.7 million and $2.9 million, or 4.1% and 6.2%, respectively. Forfeitures of certain market-based restricted stock awards resulted in the reversal of $4.2 million of expense during the second quarter of 2020. These reversals, coupled with normal forfeiture activity during the periods, more than offset incremental awards in connection with our 2019 and 2020 acquisitions. Stock-based expense as a percent of total revenue declined to 5.3% from 6.5% and to 5.2% from 6.4%, respectively, driven by the activity discussed above.
Depreciation expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)				(in thousands)
Depreciation expense	$9,205	$8,507	$698	8.2%	$26,142	$25,695	$447	1.7%
Depreciation expense increased a nominal $0.7 million and $0.4 million, or 8.2% and 1.7%, respectively. The change in depreciation expense as a percentage of total revenue was not material for either period shown.

Interest Expense and Other, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands)
Interest expense	$(13,402)	$(9,297)	$(4,105)	44.2%	$(39,453)	$(27,362)	$(12,091)	44.2%
Interest income	135	507	(372)	(73.4)	152	1,750	(1,598)	(91.3)
Change in fair value of equity investment	—	—	—	—	—	2,600	(2,600)	(100.0)
Other income	(38)	26	(64)	(246.2)	569	239	330	138.1
Total interest expense and other, net	$(13,305)	$(8,764)	$(4,541)	51.8%	$(38,732)	$(22,773)	$(15,959)	70.1%
Interest expense and other, net increased $4.5 million and $16.0 million, or 51.8% and 70.1%, respectively. Interest expense increased $4.1 million and $12.1 million, respectively, primarily due to increased borrowings under our Amended Credit Facility and our convertible debt offering that was completed in May 2020. Our 2019 results also benefited from a $2.6 million increase in the fair value of our equity investment following an observable price change during the first quarter of 2019. There was no similar event in 2020.
Provision for Taxes
We compute our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from recurring operations and by calculating the tax effect of discrete items recognized during the quarter. Our effective income tax rate was 9.3% and 17.4% for the nine months ended September 30, 2020 and 2019, respectively. Our effective rate was lower than the statutory rate for the nine months ended September 30, 2020 primarily due to $5.4 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-09.
Our effective rate was lower than the statutory rate for the nine months ended September 30, 2019, primarily due to $4.6 million of excess tax benefits from stock-based compensation recognized as discrete items as required by ASU 2016-08, partially offset by state taxes and certain non-deductible expenses.

Liquidity and Capital Resources
Our primary sources of liquidity as of September 30, 2020, consisted of $612.1 million of unrestricted cash and cash equivalents, $600.0 million available under our Revolving Facility, amounts available under the Amended Credit Facility’s Accordion Feature, and $18.3 million of working capital (excluding $612.1 million of unrestricted cash and cash equivalents, $314.9 million of convertible notes, and $134.0 million of deferred revenue).
Our principal uses of liquidity have been to fund our working capital requirements, capital expenditures and acquisitions, to service our debt obligations, and to repurchase shares of our common stock. We expect that working capital requirements, capital expenditures, acquisitions, debt service, and share repurchases will continue to be our principal needs for liquidity for at least the next year. We made capital expenditures of $48.3 million, approximately 6% of total revenues, during the nine months ended September 30, 2020. We expect capital expenditures to average approximately 5% of total revenues during the next few years. In addition, we have made several acquisitions in which a portion of the purchase consideration is payable at various times through 2023, with a majority of the deferred cash obligations payable during 2020 and 2021. We expect to fund these obligations totaling approximately $32.0 million from cash provided by operating activities or funds available under our Amended Credit Facility.
In February 2020, we entered into an interest rate swap agreement to effectively convert the LIBOR-based variable interest obligation on a $100.0 million notional portion of our variable rate debt into a fixed rate obligation at a rate of 1.89% from February 2020 to September 2024. In connection with this transaction, we terminated our previous cash flow hedge relationships, which had a blended fixed rate of 2.57%, and designated the 2020 Swap Agreement under a new cash flow hedge relationship. The fair value of the 2018 Swap Agreements immediately prior to termination and of the 2020 Swap Agreement at inception was a liability of $2.5 million. Due to the COVID-19 pandemic’s impact on macroeconomic trends and the resulting significant declines in LIBOR rates, the fair value of this interest rate cash flow hedge at September 30, 2020 was a liability of $6.5 million. The changes in fair value of this derivative instrument are initially recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of September 30, 2020, we estimate that $2.4 million of the total net loss related to our swap agreement recorded in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months. Because the 2020

Swap Agreement contained an other-than-insignificant financing element at its inception, the associated cash flows are reported as a financing activity in our Condensed Consolidated Statement of Cash Flows.
For the nine months ended September 30, 2020, we spent $2.7 million on computer equipment and other capital items to facilitate our shift to an almost entirely work-from-home environment, and we expect to spend up to an additional $0.3 million for this purpose during our fourth fiscal quarter. During the nine months ended September 30, 2020 we also incurred incremental operating costs totaling approximately $2.1 million in our response to COVID-19, including costs to support our work-from-home strategy, costs for temporary staffing, additional facilities expenses, and other expenses incurred to help ensure our ability to deliver uninterrupted services to our clients even in the event of a temporary decline in the availability of our internal labor force. We expect to continue to incur some of these costs in future quarters until the pandemic abates, but we currently expect such costs for the balances of the year to total less than $0.5 million. As allowed by the CARES Act, we have deferred payment of $10.1 million of employment taxes as of September 30, 2020. Under the terms of the CARES Act, we will be required to pay these and any similar amounts we defer during the fourth quarter of 2020 in two installments with half of the amount to be paid by the end of 2021 and half by the end of 2022. We made no significant changes to customer payment terms or contracts during the period, nor did we identify significant changes in customer payment behavior as a result of the COVID-19 pandemic. Nevertheless, our future operating results and related cash flows could be adversely effected if the COVID-19 pandemic continues to negatively affect the general economy in ways that cause our customers to be unable to meet their payment obligations to us in a timely manner, or to slow purchase or implementation decisions, or if a reduction in overall leasing velocity as a result of the pandemic leads to a significant reduction in our transactional revenues.
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
The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$208,061	$186,145
Net cash used in investing activities	$(178,007)	$(90,320)
Net cash provided by (used in) financing activities	$372,994	$(49,841)

Net Cash Provided by Operating Activities
During the nine months ended September 30, 2020, net cash provided by operating activities consisted of net income of $33.2 million, net non-cash adjustments to net income of $173.6 million, and net changes in operating assets and liabilities of $1.2 million. Non-cash adjustments to net income primarily consisted of depreciation and amortization expense of $102.6 million, stock-based expense of $44.3 million, amortization of debt discount and issuance costs of $14.3 million, and amortization of our right-of-use assets of $10.3 million.
Changes in working capital during the nine months ended September 30, 2020 included net cash inflows from accounts receivable of $17.0 million reflecting increased collections during the period, and a $14.7 million increase in accrued compensation related expenses and other current and long-term liabilities. These items were partially offset by cash outflows for customer deposits of $14.2 million, an $11.5 million net increase in prepaid expenses and other assets, and a $4.1 million decrease in deferred revenue balances.

Net Cash Used in Investing Activities
During the nine months ended September 30, 2020, we used $178.0 million for investing activities, including $129.7 million, net of cash and restricted cash acquired, for the acquisitions of Chirp, Stratis, and Modern Message, and $48.3 million for capital expenditures. Capital expenditures during the period primarily included capitalized software development costs and expenditures to support our information technology infrastructure.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2020, we received net proceeds of $334.1 million from our May 2020 public offering of 5.85 million shares of our common stock and net proceeds of $337.5 million from our simultaneous offering of $345.0 million of convertible notes, and we paid $39.4 million to purchase capped call instruments related to the convertible notes. We used $230.0 million of the offering proceeds to retire all amounts then outstanding under our revolving credit facility. We also made principal payments on our Term Loans, payments of finance lease obligations and payments of acquisition-related consideration of $11.3 million, $2.5 million and $12.3 million, respectively, and other net payments of $3.3 million primarily related to our stock-based compensation plans.
Contractual Obligations, Commitments, and Contingencies
The following table summarizes, as of September 30, 2020, our minimum payments, including interest when applicable, for long-term debt and other obligations for the next five years and thereafter:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible Notes (1)	$728,764	$10,307	$363,107	$355,350	$—
Term Loans (2)	621,457	39,873	93,386	488,198	—
Operating and finance lease obligations	181,164	22,309	44,068	37,299	77,488
Acquisition-related liabilities (3)	32,005	27,730	4,275	—	—
	$1,563,390	$100,219	$504,836	$880,847	$77,488
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
(3)Represents obligations in connection with our acquisitions comprised of undiscounted amounts payable for our deferred cash obligations. These amounts exclude contingent consideration for our acquisitions of up to $35.3 million with a fair value of $9.5 million, and potential reductions related to the sellers’ indemnification obligations.
Credit Facility
The Amended Credit Facility matures on September 5, 2024 (subject to early maturity provisions in certain circumstances, as described below), and includes the following:
Revolving Facility: The Amended Credit Facility provides $600.0 million in aggregate commitments for secured revolving loans, with sublimits of $10.0 million for the issuance of letters of credit and $20.0 million for swingline loans (“Revolving Facility”). During the second quarter of 2020, we repaid the previous amount outstanding under the revolving facility.
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
Accordion Feature: The Amended Credit Facility also allows us, subject to certain conditions, to request additional term loan commitments and/or additional revolving commitments in an aggregate principal amount of up to the greater of $250.0 million or 100% of consolidated EBITDA (as defined within the Amended Credit Facility) for the most recent four fiscal quarters, plus an amount that would not cause our Senior Leverage Ratio, as defined below, to exceed 3.50 to 1.00.
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
Interest Rate Risk
We had unrestricted cash and cash equivalents of $612.1 million and $197.2 million at September 30, 2020 and December 31, 2019, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
We had $585.0 million and $596.3 million outstanding under our Term Loans at September 30, 2020 and December 31, 2019, respectively. We had $230.0 million outstanding under our Revolving Facility at December 31, 2019. We did not have any outstanding borrowings under our Revolving Facility at September 30, 2020. At our option, amounts borrowed under the Amended Credit Facility accrue interest at a per annum rate equal to either LIBOR, plus a margin ranging from 1.00% to 2.00%, or the Base Rate, plus a margin ranging from 0.00% to 1.00% (“Applicable Margin”). The base LIBOR rate is, at our discretion, equal to either one, three, or six month LIBOR. The Base Rate is defined as the greater of Wells Fargo’s prime rate, the Federal Funds Rate plus 0.50%, or one month LIBOR plus 1.00%. In each case, the Applicable Margin is determined based upon our consolidated net leverage ratio.
On December 24, 2018, we entered into two interest rate swap agreements (collectively the “2018 Swap Agreements”). The 2018 Swap Agreements covered an aggregate notional amount of $100.0 million from December 2018 to February 2022 by replacing the obligation’s variable rate with a blended fixed rate of 2.57%. We designated the 2018 Swap Agreements as cash flow hedges of interest rate risk.
On February 10, 2020, we entered into an interest rate swap agreement (the “2020 Swap Agreement”) that covers an aggregate notional amount of $100.0 million from February 2020 to September 2024 by replacing the obligation’s variable rate with a blended rate of 1.89%. In connection with this transaction, we terminated the 2018 Swap Agreements cash flow hedge relationship on a prospective basis and designated the 2020 Swap Agreement under a new cash flow hedge relationship. The fair value of the 2018 Swap Agreements immediately prior to termination was a liability of $2.5 million. Because the forecasted transactions that the 2018 Swap Agreements were designated to hedge are still probable to occur, the unrealized loss will be reclassified into earnings through September 2024. The 2020 Swap Agreement is designated as a cash flow hedge of interest rate risk.

If the applicable variable interest rates changed by 50 basis points, our expected annual interest expense as of September 30, 2020, would change by approximately $3.1 million.
Foreign Currency Exchange Risk
We have foreign currency risks related to certain of our foreign subsidiaries, primarily in the Philippines and in India. The functional currency of these foreign subsidiaries is the U.S. dollar. The local currencies of these foreign subsidiaries are the Philippine peso and India rupee. Operating expenses in these foreign subsidiaries are primarily denominated in the respective local currencies and are remeasured into our reporting currency at the average exchange rate in effect during the month. As of September 30, 2020, we entered into foreign currency exchange forward contracts with an aggregate notional amount of $14.9 million to protect a portion of our forecasted U.S. dollar-equivalent operating expenses from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. These contracts are designated as cash flow hedges for accounting purposes. For additional details, see Note 15 of the accompanying Condensed Consolidated Financial Statements.
We also enter into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily associated with our lease liabilities. These forward contracts are not designated for hedge accounting treatment. Accordingly, the change in fair value of these derivatives is recorded as a component of “General and administrative” in the accompanying Condensed Consolidated Statements of Operations and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in “General and administrative.” As of September 30, 2020, the notional amounts of outstanding foreign currency contracts entered into under our balance sheet hedge program was $2.2 million. The effect of derivatives not designated as hedge instruments for the period ended September 30, 2020 was de minimis.
Adverse changes in exchange rates of 10% would have resulted in an adverse impact on income before income taxes as reported in the accompanying Condensed Consolidated Statement of Operations of approximately $1.6 million at September 30, 2020. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet date to compute the impact these changes would have had on our income before income taxes in the near term.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
To support the health and wellbeing of our employees, customers, partners and communities and in compliance with governmental restrictive orders in the locations in which we have offices, a significant majority of our employees are currently working remotely. Although such changes did not have a material adverse impact on our business and financial results for the nine months ended September 30, 2020 and we have been able to effectively operate and provide services and meet our obligations to our customers, if we are not able to continue to respond to and manage these impacts and related changes, our business, results of operations, liquidity and financial condition could be adversely impacted. Furthermore, remote work and the use of our business continuity plans over an extended period could impair or delay our ability to sell our solutions, adversely impact our product development and harm productivity and collaboration. We may also take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners which could adversely impact our business.

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
Our client agreements provide that we maintain certain service level commitments to our clients relating primarily to product functionality, network uptime, critical infrastructure availability and hardware replacement. For example, our service level agreements generally require that our solutions are available 98% of the time during coverage hours (normally 6:00 a.m. though 10:00 p.m. Central time daily) 365 days per year (other than certain permitted exceptions such as maintenance). If we are unable to meet the stated service level commitments, we may be contractually obligated to provide clients with refunds or credits. Additionally, if we fail to meet our service level commitments a specified number of times within a given time frame or for a specified duration, our clients may terminate their agreements with us or extend the term of their agreements at no additional fee. As a result, a failure to deliver services for a relatively short duration could cause us to issue credits or refunds to a large number of affected clients or result in the loss of clients. In addition, we cannot assure that our clients will accept these credits, refunds, termination or extension rights in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in substantial client dissatisfaction or loss. Because of the loss of future revenues through the issuance of credits or the loss of clients or other potential liabilities, our revenue could be significantly impacted if we cannot meet our service level commitments to our clients. Although we were able to effectively service our customers and meet our service level obligations during the first nine months of 2020 after implementing changes to our work environments as a result of the COVID-19 pandemic, including working from home in response to governmental orders and safety considerations related to our employees and customers, if we are not able to continue to respond to and manage these impacts and related changes, our business, results of operations, liquidity and financial condition could be adversely impacted.
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
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments, such as the Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity components are required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity components are treated as original issue discounts for purposes of accounting for the debt components of the Convertible Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying values of the Convertible Notes to their face amounts over the terms of the Convertible Notes. This adversely affects our reported financial results and could adversely affect the trading price of our common stock.
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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU will eliminate the requirement described above to separate convertible notes into debt and equity components, instead allowing for these instruments to be accounted for as a single liability measured at its amortized cost. Furthermore, this ASU will require the use of the if-converted method when determined diluted earnings per share. These changes, once adopted, will reduce our reported interest expense and increase our reported net income when compared to our results calculated under existing accounting guidance. This standard may adversely impact our reported diluted shares outstanding and our diluted earnings per share in certain periods because of the required use of the if-converted method. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2020. We currently expect to early adopt this ASU effective January 1, 2021 and are still assessing our method of adoption.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended September 30, 2020.
(c) Purchases of Equity Securities
There was no share repurchase activity during the three months ended September 30, 2020.
Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 are listed in the following Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Included
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/6/2018	3.1
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	7/26/2010	3.4
4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1
4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2
4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3
4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4
4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5
4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6
4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7
4.8	Indenture between Registrant and U.S. Bank National Association, dated as of May 22, 2020	8-K	5/22/2020	4.1
4.9	Supplemental Indenture between Registrant and U.S. Bank National Association, dated as of May 22, 2020	8-K	5/22/2020	4.2
4.10	Form of Global Note to represent 1.50% Convertible Senior Note due 2025, of the Registrant	8-K	5/22/2020	4.3
4.11	Form of Capped Call Confirmation in connection with 1.50% Convertible Senior Notes due 2025, of the Registrant	8-K	5/22/2020	10.1
10.1	Transition Agreement between the Registrant and Thomas C. Ernst, Jr., dated July 13, 2020+	10-Q	8/4/2020	10.1
10.2	Form of Restricted Stock Award Agreement approved for use under the RealPage, Inc. 2020 Equity Incentive Plan+				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation				X
101.DEF	Inline XBRL Taxonomy Extension Definition				X
101.LAB	Inline XBRL Taxonomy Extension Labels				X
101.PRE	Inline XBRL Taxonomy Extension Presentation				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
+     Indicates management contract or compensatory plan or arrangement.
*     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2020

RealPage, Inc.

By:	/s/ Brian D. Shelton
Brian D. Shelton
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)