Form 10-K/A
period 2020-12-31
RealPage, Inc.
filed 2021-04-29
CIK 1286225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
RealPage, Inc. (“RealPage” or the “Company”) is filing this Amendment No. 1 to Form
10-K
on Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021. The purpose of this Amendment is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Original Filing, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K.
In accordance with
Rule 12b-15 under
the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to
Rule 12b-15 under
the Exchange Act, the Company is including Item 15 of Part IV of this Amendment, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events. On April 22, 2021, the Company completed the transactions contemplated by the Agreement and Plan of Merger, dated as of December 20, 2020, by and among RealPage Holdings, LLC, a Delaware limited liability company, formerly known as Mirasol Parent, LLC (“Parent”), Mirasol Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and the Company. At the closing, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent. Parent is an affiliate of funds advised by Thoma Bravo, L.P. This Amendment does not address events occurring after the Merger and the disclosures contained herein relate to the Company prior to the closing of the Merger. This Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board Composition
Our Board is currently composed of eight members, divided into three classes with staggered three-year terms. There are currently three directors in Class I, two directors in Class II and three directors in Class III. Our certificate of incorporation and our bylaws provide that the number of directors will be fixed from time to time by a resolution of the majority of our Board. Nine directors are currently authorized.
The following table identifies our current directors, their ages, their respective offices and positions, and their respective dates of election or appointment, in each case as of April 15, 2021:

Name of Director	Age	Position and Offices Held with Company	Director Since
Alfred R. Berkeley, III (1)	76	Director	2003
Peter Gyenes (1)(2)(3)	75	Director	2010
Charles F. Kane (1)(2)(3)	63	Director	2012
Scott S. Ingraham (2)(3)	67	Director	2012
Dana S. Jones (1)(2)	45	Director	2019
Jeffrey T. Leeds (3)	65	Director	1999
Stephen T. Winn	74	Chairman, and CEO	1998
Jason A. Wright (1)(2)(3)	49	Director	2003
(1) Member of Compensation Committee
(2) Member of Audit Committee
(3) Member of Nominating and Governance Committee
Class I Directors
Alfred R. Berkeley, III
has served as a member of our Board since December 2003 and as a member of our Compensation Committee since January 2004. Mr. Berkeley also served as a member and as chairman of our Audit Committee from January 2004 to February 2012 and as our lead independent director from February 2011 to February 2012. Mr. Berkeley has served as Chairman of Princeton Capital Management, Inc., an investment adviser, since December 2012 and Princeton Capital Management LLC since September 2017. Mr. Berkeley has served as Vice Chairman of Gentag, Inc., a developer of technology for near field communications, since November 2011. Mr. Berkeley served as the Chairman of Pipeline Financial Group, Inc., the parent of Pipeline Trading Systems LLC, a block trading brokerage service, from December 2003 until November 2011. From December 2003 to March 2010, Mr. Berkeley also served as the Chief Executive Officer of Pipeline Financial Group, Inc. He also served on the National Infrastructure Advisory Council for the President of the United States from 2001 until December 2011. Mr. Berkeley also served as a trustee of Johns Hopkins University and a member of the Johns Hopkins University Applied Physics Laboratory, LLC from 1999 until June 2011. He formerly served as Vice Chairman of the Nomination Evaluation Committee for the National Medal of Technology and Innovation, which makes candidate recommendations to the Secretary of Commerce. He was appointed Vice Chairman of the NASDAQ Stock Market, Inc. in July 2000, serving through July 2003, and served as President of NASDAQ from 1996 until 2000. From 1972 to 1996, Mr. Berkeley served in a number of capacities at Alex. Brown & Sons Incorporated, which was acquired by Bankers Trust New York Corporation and later by Deutsche Bank AG. Most recently, he was Managing Director in the corporate finance department where he financed computer software and electronic commerce companies. He joined Alex. Brown & Sons Incorporated as a Research Analyst in 1972 and became a general partner in 1983. From 1985 to 1987, he served as Head of Information Services for the firm. From 1988 to 1990, Mr. Berkeley took a leave of absence from Alex. Brown & Sons Incorporated to serve as President and Chief Executive Officer of Rabbit Software Inc., a public telecommunications software company. He served as a captain in the United States Air Force and a major in the United States Air Force Reserve.

Mr. Berkeley is a member of the Board of Maryland Public Television Foundation, the Board of Visitors of the School of Medicine of the University of Maryland and Allen University.
Mr. Berkeley also served as a director of Kintera, Inc. until May 2008, when it was acquired by Blackbaud, Inc. (NASDAQ: BLKB). Mr. Berkeley also served on the board of Fortegra Financial Corporation (NYSE: FRF), an insurance services company that provides distribution and administration services and insurance-related products to insurance companies, insurance brokers and agents and other financial services companies in the United States from December 2010 to November 2011. Mr. Berkeley served on the boards of directors of ACI Worldwide, Inc. (NASDAQ: ACIW) from 2008 until June 2012 and Edgar Online, Inc. (NASDAQ: EDGR), which was sold to RR Donnelley, from November 2010 through August 2012. Mr. Berkeley also serves as a director of several private companies. Mr. Berkeley received his B.A. in English from the University of Virginia and his M.B.A. from The Wharton School of the University of Pennsylvania. On October 24, 2011, Mr. Berkeley entered into a consent decree with the Securities and Exchange Commission (“SEC”) relating to his role at Pipeline Trading Systems, LLC. We believe Mr. Berkeley’s qualifications to serve on our Board include his extensive experience in corporate finance and securities matters, including his experience as chief executive officer of various companies and his leadership positions with the NASDAQ Stock Market, Inc., and his knowledge gained from service on the boards of various publicly traded and private companies and federal committees.
Peter Gyenes
has served as a member of our Board since January 2010, as chairman of our Compensation Committee since February 2010, as a member of our Audit Committee since February 2010, and as a member of our Nominating and Governance Committee since February 2010. Mr. Gyenes served as the non-executive
Chairman of the board of directors of Sophos Group plc (LSE: SOPH), a global security software company, from March 2006 until March 2020, as lead independent director from September 2012 to July 2015, and as Chairman from July 2015 until March 2020. Mr. Gyenes served as Chairman and Chief Executive Officer of Ascential Software Corporation, a market leader in data integration software, and its predecessor companies VMark Software, Ardent Software and Informix from 1996 until it was acquired by International Business Machines Corporation in 2005. Mr. Gyenes served on the board of directors of Netezza Corporation from 2008 until it was acquired by International Business Machines Corporation in 2010. Mr. Gyenes also served on the board of Lawson Software, Inc. from 2006 until it was acquired by Infor in July 2011, served on the board of EnerNoc (NASDAQ: ENOC) from 2013 until 2015, served on the board of Cimpress NV (NASDAQ: CMPR) from 2009 until 2015, served on the board of IntraLinks Holdings, Inc. from 2008 to 2017, Carbonite, Inc. (NASDAQ:CARB) from 2015 to 2019 and Sophos Group plc (LSE: SOPH), a global security software company, from 2006 to 2020. He currently serves on the boards of directors of Pegasystems Inc. (NASDAQ: PEGA), a leader in cloud software for customer engagement and operational excellence and serves as trustee emeritus of the Massachusetts Technology Leadership Council. Mr. Gyenes received his B.A. in mathematics and his M.B.A. in marketing from Columbia University. We believe Mr. Gyenes’ qualifications to serve on our Board include his experience as the Chief Executive Officer of a publicly traded company, his knowledge gained from service on the boards of various public and private companies and his more than 40 years of experience in technology, sales, marketing and general management positions within the computer systems and software industry.
Charles F. Kane
has served as a member of our Board, as a member of our Compensation Committee and as a member of our Nominating and Governance Committee since June 2012. Mr. Kane has served as a member of our Audit Committee since June 2012 and as chairman of our Audit Committee since February 2013. Mr. Kane is an adjunct professor of international finance at the Massachusetts Institute of Technology Sloan Graduate Business School of Management. Mr. Kane is also a Director and Strategic Advisor of One Laptop Per Child, a
non-profit
organization founded at Massachusetts Institute of Technology that provides computing and internet access for students in the developing world, for whom he served as President and Chief Operating Officer from 2008 until 2009. Mr. Kane served as Executive Vice President and Chief Administrative Officer of Global BPO Services Corp., a special purpose acquisition corporation, from July 2007 until March 2008, and as Chief Financial Officer of Global BPO from August 2007 until March 2008. Prior to joining Global BPO, he served as Chief Financial Officer of RSA Security Inc., a provider of
e-security
solutions, from May 2006 until RSA was acquired by EMC Corporation in October 2006. From July 2003 until May 2006, he served as Chief Financial

Officer of Aspen Technology, Inc., a provider of supply chain management software and professional services. Mr. Kane is currently a director of Alkami Technology, Inc. (NASDAQ: AKT), a leading cloud-based banking solutions provider for U.S.-based financial institutions and Progress Software (NASDAQ: PRGS), a global software company that simplifies the development, deployment and management of business applications on-premise
or in the cloud, on any platform or device, to any data source, with enhanced performance, minimal IT complexity and low total cost of ownership. Mr. Kane was previously a director of Applix Inc., Carbonite, Inc., Borland Software Corporation, Demandware Inc. and Netezza Corporation. Mr. Kane is a Certified Public Accountant and holds a B.B.A. in accounting from the University of Notre Dame and an M.B.A. in international finance from Babson College. We believe Mr. Kane’s experience as a senior executive officer at a number of publicly traded companies, including as chief financial officer of several of those companies, and his experience serving on the boards of directors of other public and private companies, qualify him to serve on our Board. As an Audit Committee financial expert and chairman of our Audit Committee, Mr. Kane provides a high level of expertise and leadership experience in the areas of finance, accounting, audit oversight and risk analysis derived from his experience as the chief financial officer of publicly traded technology companies. Mr. Kane also offers substantial public company board experience to our Board.
Class II Directors
Scott S. Ingraham
has served as a member of our Board since February 2012 and as a member of our Audit Committee and our Nominating and Governance Committee since February 2012. Mr. Ingraham is presently the co-founder
and Principal of Zuma Capital, Inc., a private investment firm. He co-founded
and served as the Chief Executive Officer and Chairman of Rent.com, an Internet residential real estate listing site, from 1999 until its acquisition by eBay in February 2005. Prior to founding Rent.com, Mr. Ingraham was the CEO, president and co-founder
of Oasis Residential, a NYSE-traded apartment REIT which merged into Camden Property Trust in 1998. Mr. Ingraham is on the Board of Trust Managers of Camden Property Trust (NYSE: CPT), a real estate investment trust focused on the development and ownership of apartment properties. Camden Property Trust is one of our larger customers. Mr. Ingraham also serves as a director of Kilroy Realty Corporation (NYSE: KRC), a publicly held real estate investment trust focused on the development and ownership of office and industrial properties. Mr. Ingraham graduated from the University of Texas at Austin with a B.B.A. in Finance. We believe Mr. Ingraham’s qualifications to serve on our Board include his substantial financial and business expertise as the chief executive officer of several companies in the real estate industry and his significant experience serving on boards of other publicly traded companies.
Jeffrey T. Leeds
has served as a member of our Board and a member of our Nominating and Governance Committee since December 1999. Mr. Leeds has served as chairman of our Nominating and Governance committee since February 2012. Mr. Leeds is President and
Co-Founder
of Leeds Equity Partners. Leeds Equity Partners, based in New York, is the oldest and largest private equity firm in the United States focused exclusively on investments in the Knowledge Industries — education, training, and business and information services. Prior to co-founding
Leeds Equity Partners in 1993, Mr. Leeds spent seven years specializing in mergers and acquisitions and corporate finance at Lazard Freres & Co. LLC, a subsidiary of Lazard Group LLC. Prior to joining Lazard Freres & Co. LLC, Mr. Leeds served as a law clerk to the Hon. William J. Brennan, Jr. of the Supreme Court of the United States during the 1985 October Term. Mr. Leeds also worked in the corporate department of the law firm of Cravath, Swaine & Moore LLP in New York. Mr. Leeds currently serves on the board of directors of BARBRI, INTO University Partnerships, Knowledge Factor, Fusion Education Group, Endeavor Schools, LLC and Simplify Compliance Holdings, LLC. Mr. Leeds served on the Board of Education Management Corporation (NASDAQ: EDMC) from 2006 through 2017. Mr. Leeds is a member of the Council on Foreign Relations and a member of the Board of Visitors at The Colin L. Powell School for Civic and Global Leadership at The City College of New York. Mr. Leeds received his B.A. in history summa cum laude from Yale University and his J.D. magna cum laude from Harvard Law School. He was also a Marshall Scholar at the University of Oxford. We believe Mr. Leeds’s qualifications to serve on our Board include his extensive business and legal experience in corporate finance and his knowledge gained from service on the boards of various publicly traded and private companies.

Class III Directors
Dana S. Jones
has served as a member of our Board and our Compensation Committee since October 2019 and a member of our Audit Committee since July 2020. Ms. Jones was the CEO of Sparta Systems, a market leader in digital enterprise quality management software for the life sciences space, from 2018 to 2021. Ms. Jones transformed the company into an innovation SaaS company resulting in the strategic sale to Honeywell (NASDAQ: HON). Prior to joining Sparta, during 2016 and 2017, Ms. Jones served as CEO of Active Network, a leader in activity and event management software. Under her leadership, Ms. Jones supervised the growth of Active Network, leading to the sale of the Sports and Communities divisions to Global Payments Inc. (NYSE:GPN). Before joining Active Network, from 2012 to 2017, Ms. Jones was Chief Marketing Officer and Senior Vice President of Products for Sabre Airline Solutions, a global provider of software to the airline industry. During her time at Sabre, Ms. Jones oversaw revenue and earnings growth and product innovation, and played an important role in the company’s initial public offering. Prior to Sabre, Ms. Jones co-founded
Noesis Energy, and served as Executive Vice President of Product, Sales, Marketing, and Operations. Ms. Jones serves on the Board of Directors of Agilysys (NASDAQ:AGYS), a leader in hospitality software. Ms. Jones has held Executive and General Management positions for early stage and global publicly traded enterprise software companies over the last 20 years, including The Reynolds and Reynolds Company and Vignette. She began her career as a management consultant with A.T. Kearney. Ms. Jones graduated Summa Cum Laude from the University of Michigan and holds a BSE in industrial and operations engineering. We believe Ms. Jones’ qualifications to serve on our Board include her experiences as an accomplished software executive with decades of experience leading and growing cloud-based global enterprise software businesses.
Stephen T. Winn
has served as our Chief Executive Officer and a member of our Board since November 1998, during which time he served as Chairman of our Board, and as our President from August 2012 until January 2020, a position that Mr. Winn previously held from November 1998 to December 2009. From January 1998 to March 1999, Mr. Winn served in various executive positions, including President of Research Institute of America, a provider of information services to the accounting industry and a wholly owned subsidiary of Thomson Reuters Corporation. From June 1969 to January 1998, Mr. Winn served as President and Chief Executive Officer of Computer Language Research Inc., a publicly traded company focused on tax compliance, tax research and accounting software, which was acquired by Thomson Reuters Corporation. Mr. Winn is a member of the board of directors of the National Multifamily Housing Council. In January 2002, he was one of 25 people recognized by the National Apartment Association as a leader in the multifamily industry. Mr. Winn received Ernst & Young LLP’s “Entrepreneur of the Year 2012 Southwest Area North Technology Sector” award. Mr. Winn received his B.S. in electrical engineering from The University of Texas at Austin and his M.S. in management science from Stanford University. In addition to Mr. Winn’s role as our Chief Executive Officer, we believe Mr. Winn’s qualifications to serve on our Board include his previous service in executive positions at various public and private technology companies and his extensive experience in the multifamily rental housing industry.
Jason A. Wright
has served as a member of our Board since December 2003 and as our lead independent director since February 2012. Mr. Wright has served as a member of our Audit Committee since January 2004 and served as chairman of our Audit Committee from February 2012 until February 2013. Mr. Wright has served as a member of our Compensation Committee since October 2006 and a member of our Nominating and Governance Committee since February 2010. Mr. Wright is a partner in the Tech & Telecom Group at Apax Partners LLC, where he focuses primarily on investments in enterprise software and technology-enabled services. Prior to joining Apax in 2000, Mr. Wright served in a variety of roles at General Electric Capital Corporation, a subsidiary of General Electric Corporation, including the evaluation and execution of investment opportunities for the Technology Ventures Group, and Mr. Wright was also a consultant at Andersen Consulting, now Accenture plc. Mr. Wright currently serves on the board of directors of Duckcreek Technologies, Inc. (NASDAQ:DCT) and various private companies. Mr. Wright received his B.A. in economics from Tufts University and his M.B.A. in finance from The Wharton School of the University of Pennsylvania. We believe Mr. Wright’s qualifications to serve on our Board include his extensive business and financial experience related to enterprise software and technology-enabled services companies.

BOARD AND COMMITTEE GOVERNANCE
Director Qualifications
Our Board believes that maintaining a Board with a range of skills and experience meeting our needs is important, as is maintaining a size that facilitates group discussion and collegiality.
Our Nominating and Governance Committee, consisting solely of independent directors as determined under applicable NASDAQ listing standards, is responsible for reviewing with our Board, on an annual basis, the requisite skills and characteristics of potential new Board members as well as the composition of our Board as a whole. This assessment includes members’ qualification as independent, as well as consideration of character, judgment, diversity, age, skills, including financial literacy, and experience in the context of the needs of our Board and our business. Nominees for directorship are selected by our Nominating and Governance Committee and approved by our Board in accordance with such policies and principles as our Board may promulgate after considering the recommendation of our Nominating and Governance Committee.
Our Corporate Governance Guidelines emphasize the importance of maintaining a Board with a range of skills and experience meeting the needs of the Company. Our Nominating and Governance Committee seeks to identify for Board positions the most qualified candidates, without regard to race, color, veteran status, religion, gender, sex, sexual orientation, medical condition, national origin, marital status or any other characteristics protected by law. Our Nominating and Governance Committee does not have a formal policy with respect to diversity; however, our Board and Nominating and Governance Committee believe that it is important that the members of our Board represent diverse viewpoints, and are committed to an inclusive approach in identifying candidates who provide a variety skills and experience to the Board, including qualified female Board candidates. Our Nominating and Governance Committee’s process for identifying and evaluating nominees typically involves a series of internal discussions, review of information concerning candidates, and interviews with selected candidates. From time to time, we also have engaged one or more executive search consulting firms to assist in the identification and recruitment of potential director candidates.
Our Corporate Governance Guidelines provide that each director should be able and prepared to devote sufficient time and effort to his or her duties as a director. Without the prior approval of the Board of Directors, our directors are not permitted to sit on more than five publicly traded company boards or, if such director is a CEO of a public company, he or she is not permitted to sit on the board of more than two public companies besides the board of his or her own company.
Our Board does not have term limits. Directors who have served on our Board for an extended period of time are able to provide valuable insight into our operations and future based on their experience with and understanding of our industry, business operations, history, policy and objectives. Our Board believes that, as an alternative to term limits, it can ensure that the Board continues to evolve through the evaluation and nomination process required by our Corporate Governance Guidelines.
Our Corporate Governance Guidelines also provide that, as a general matter, a director should not stand for re-election
as a
non-employee
director after his or her 75th birthday.
Non-employee
directors are required to tender their resignation no later than the expiration of their elected term following their 75th birthday. Retirement of a director who has reached the age of retirement may be postponed if our Board determines that it would be in the best interests of RealPage and its stockholders under the particular circumstances. In addition, our Board may nominate any person for election as a non-employee
director regardless of his or her age if our Board determines that, due to his or her unique capabilities or special circumstances, the election of such person is in the best interest of RealPage.
Our directors are elected under our bylaws by a plurality of the voting power of the shares present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors, which means that the nominees who receive the greatest number of votes will be elected and withheld votes and broker non-votes
will

not be counted either for or against the election of a director nominee. However, under our Corporate Governance Guidelines, any nominee for director in an uncontested election (i.e., an election where the number of candidates for election does not exceed the number of directors to be elected) who receives a greater number of votes “withheld” from his or her election than votes “for” such election, shall promptly tender his or her resignation following the meeting at which they are elected or reelected as director. In such event, the Nominating and Governance Committee will promptly consider the tendered resignation and will recommend to the Board whether to accept the tendered resignation or to take some other action. In making this recommendation, the Nominating and Governance Committee will consider all factors deemed relevant by its members in deciding whether to recommend acceptance of a director’s resignation.
The Board will act on the Nominating and Governance Committee’s recommendation no later than 90 days following certification of the election results. In considering the Nominating and Governance Committee’s recommendation, the Board will consider all factors deemed relevant by its members in deciding whether to accept a director’s resignation.
Our Nominating and Governance Committee considers nominees recommended by stockholders provided such recommendations are made in accordance with our certificate of incorporation and bylaws. There are no differences in the manner in which our Nominating and Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder.
Director Independence
In accordance with the listing requirements of the NASDAQ Stock Market and our Corporate Governance Guidelines, a majority of our Board must be composed of independent directors. Our Board has determined that each of Mr. Berkeley, Mr. Gyenes, Mr. Ingraham, Ms. Jones, Mr. Kane, Mr. Leeds and Mr. Wright is independent under applicable NASDAQ listing standards and Rule
10A-3
of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.”
Board Committees
Our Board has three standing committees:

•	the Audit Committee;

•	the Compensation Committee; and

•	the Nominating and Governance Committee.
Committee members are appointed by our Board, which considers the recommendation of our Nominating and Governance Committee and the desires of the individual directors. The table below lists the current membership of each committee and the number of committee meetings held in 2020.

Name of Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
Alfred R. Berkeley, III		Member
Peter Gyenes	Member	Chairman	Member
Scott Ingraham	Member		Member
Dana S. Jones	Member	Member
Charles F. Kane	Chairman	Member	Member
Jeffrey T. Leeds			Chairman
Jason A. Wright	Member	Member	Member

Number of meetings held in 2020	4	4	2

Our Board has determined that each member of each committee is independent under the applicable requirements of NASDAQ and SEC rules and regulations. Our Board has adopted a charter for each committee. Copies of such charters are available without charge, upon request in writing to RealPage, Inc., 2201 Lakeside Boulevard, Richardson, Texas 75082, Attn: Chief Legal Officer or on our website at
https://investor.realpage.com/corporate-governance/governance-documents
or
https://www.realpage.com/
by clicking on “Company,” “Investor Relations,” “Governance” and then “Governance Documents.” We believe that the composition, charter and functioning of each of our committees comply with the applicable requirements of NASDAQ and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
The primary responsibilities of each committee are described below.
Audit Committee
Our Audit Committee’s responsibilities are specifically set forth in the committee’s charter, which can be found at
https://investor.realpage.com/corporate-governance/governance-documents
or
https://www.realpage.com/
by clicking on “Company,” “Investor Relations,” “Governance” and then “Governance Documents.” Among other things, our Audit Committee is responsible for:

•	approving the audit and non-audit services to be performed by our independent auditors;

•	evaluating the qualifications, performance and independence of our independent auditors;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures;

•	discussing the scope and results of the audit with the independent auditors and reviewing with management and the independent auditors our interim and year-end operating results;

•	preparing the audit committee report required in our annual proxy statement; and

•	reviewing and evaluating, at least annually, its own performance and that of its members, including compliance with the committee charter.
Our Board has determined that each member of our Audit Committee is independent under the applicable requirements of NASDAQ and SEC rules and regulations, meets the requirements for financial literacy and sophistication, and qualifies as an “audit committee financial expert” under the applicable requirements of NASDAQ and SEC rules and regulations.
Compensation Committee
Our Compensation Committee’s responsibilities are specifically set forth in the committee’s charter, which can be found at
https://investor.realpage.com/corporate-governance/governance-documents
or
https://www.realpage.com/
by clicking on “Company,” “Investor Relations,” “Governance” and then “Governance Documents.” Among other things, our Compensation Committee is responsible for:

•	overseeing our overall compensation philosophy, compensation plans and benefits programs;

•	reviewing and recommending to the full Board, or approving, new executive compensation programs and revisions to existing programs;

•
periodically reviewing executive compensation programs and total compensation levels, including conducting comparative analyses of total compensation relative to market, quantifying maximum payouts to executives under performance-based incentive plans and total payments under a variety of termination conditions, including upon a change of control, and the impact of tax and accounting rules and changes;

•	reviewing and recommending compensation programs for outside directors;

•	reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and evaluating his performance in light of such goals and objectives;

•
reviewing and approving the following for our Chief Executive Officer and our other executive officers identified by our Compensation Committee: annual base salaries, annual incentive bonuses, including the specific goals and amounts, equity compensation, employment agreements, severance arrangements and change in control arrangements, signing bonuses and payment of relocation costs, and any other benefits, compensation or arrangements;

•	reviewing and recommending to the full Board, or approving, any contracts or other transactions with our current or former executive officers;

•	reviewing the plans for officer development and corporate succession plans for our Chief Executive Officer and other senior executive officers;

•
in its discretion, retaining or obtaining advice of compensation consultants, outside legal counsel or other advisors to assist our Compensation Committee in the performance of its responsibilities, and appointing, compensating and overseeing the work of any such consultants, counsel and advisors;

•
establishing and administering annual and long-term incentive compensation plans for senior executive officers, including establishing performance objectives and certifying performance achievement, and reviewing and approving all equity-based compensation plans and granting awards of shares and stock options pursuant to such plans;

•
administering our equity incentive plans, including granting awards under such plans to eligible persons in accordance with procedures and guidelines established by the Board, and recommending to our Board any amendments to the plans and changes in the number of shares reserved for issuance under such plans;

•
reviewing and discussing with management the compensation discussion and analysis and related disclosures required by the SEC, and reviewing and recommending the final compensation discussion and analysis to our Board for inclusion in our annual report and proxy statement;

•	preparing the compensation committee report required by the SEC to be furnished with our annual report and proxy statement;

•	reviewing and reassessing the adequacy of the Compensation Committee charter and recommending changes to our Board for approval; and

•	reviewing and evaluating, at least annually, its own performance and that of its members, including compliance with our Compensation Committee charter.
Our Board has determined that each member of our Compensation Committee is independent under the applicable requirements of NASDAQ and SEC rules and regulations, and is a non-employee
director, as defined by Rule
16b-3
promulgated under the Exchange Act.
Additional information regarding the processes and procedures that our Compensation Committee employs when considering and determining director and executive compensation, including the committee’s engagement of independent compensation consultants for advice in connection with the exercise of its responsibilities, is set forth below under “Governance — Director Compensation” and “Executive Compensation — Compensation Discussion and Analysis.”

Nominating and Governance Committee
Our Nominating and Governance Committee’s responsibilities are specifically set forth in the committee’s charter, which can be found at
https://investor.realpage.com/corporate-governance/governance-documents
or
https://www.realpage.com/
by clicking on “Company,” “Investor Relations,” “Governance” and then “Governance Documents.” Among other things, our Nominating and Governance Committee is responsible for:

•	assisting our Board in identifying prospective director nominees and recommending nominees for each annual meeting of stockholders to our Board;

•	reviewing developments in corporate governance practices and developing and recommending governance principles applicable to our Board;

•	overseeing the evaluation of our Board and management;

•	recommending members for each Board committee to our Board;

•	reviewing and monitoring our Code of Business Conduct and Ethics and actual and potential conflicts of interest of members of our Board and officers;

•	overseeing and reviewing our environmental, social and governance (“ESG”) activities programs and public disclosures; and

•	reviewing and evaluating, at least annually, its own performance and that of its members, including compliance with the committee charter.
Our Board has determined that each member of our Nominating and Governance Committee is independent under the applicable requirements of NASDAQ and SEC rules and regulations.
ADDITIONAL GOVERNANCE INFORMATION
We are committed to strong corporate governance, which we believe promotes the long-term interests of stockholders, strengthens Board and management accountability and helps build public trust in RealPage.
Certificate of Incorporation and Bylaws
Our certificate of incorporation and bylaws can be accessed through our filings located in the “Company Filings” portion of the SEC website at
www.sec.gov
. Our amended and restated certificate of incorporation was attached as Exhibit 3.1 to our Form
10-Q
filed with the SEC on August 6, 2018 and our amended and restated bylaws were attached as Exhibit 3.2 to our Form
8-K
filed with the SEC on December 21, 2020.    Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Board committee charters and other governance materials can be accessed on our website,
https://investor.realpage.com/corporate-governance/governance-documents
or
https://www.realpage.com/
, by clicking on “Company,” “Investor Relations,” “Governance” and then “Governance Documents.”
Code of Business Conduct and Ethics
Our Board has adopted a Code of Business Conduct and Ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), directors and agents. A copy of our Code of Business Conduct and Ethics can be found on our website at
https://investor.realpage.com/corporate-governance/governance-documents
or
https://www.realpage.com/
, by clicking on “Company,” “Investor Relations,” “Governance” and then “Governance Documents.” A copy also is available without charge upon request in writing to RealPage, Inc., 2201 Lakeside Boulevard, Richardson, Texas 75082, Attn: Chief Legal Officer.

Corporate Governance Guidelines
Our Board has adopted Corporate Governance Guidelines that address matters pertaining to director qualifications, director responsibilities, lead independent director responsibilities, executive sessions of Board meetings, communications with stockholders, Board committee matters, director access to officers, employees and independent advisors, director compensation, director minimum stock ownership requirements, director orientation and continuing education, Chief Executive Officer evaluation, management and Board succession, indemnification and director and officer insurance, and annual Board performance evaluations. A copy of the Corporate Governance Guidelines can be found on our website at
https://investor.realpage.com/corporate-governance/governance-documents
or
https://www.realpage.com/
, by clicking on “Company,” “Investor Relations,” “Governance” and then “Governance Documents.” A copy also is available without charge upon request in writing to RealPage, Inc., 2201 Lakeside Boulevard, Richardson, Texas 75082, Attn: Chief Legal Officer.
Director Minimum Stock Ownership Requirements
Our Board members are encouraged to make a substantial investment in Company stock. Accordingly, our Corporate Governance Guidelines require our directors to own a number of shares of our common stock with an aggregate value equal to at least three times their annual cash retainer within four years after joining our Board or as soon thereafter as is practicable. During 2020, each of our Board members maintained stock ownership consistent with our stock ownership guidelines. Our Board has also adopted a Stock Ownership Guidelines Policy for our Chief Executive Officer as described under “Executive Compensation —Other Executive Compensation Consideration —Executive Stock Ownership” below.
Hedging, Short Sale and Pledging Policy under our Insider Trading Policy
We have adopted an Insider Trading Policy. That policy prohibits all employees, including our executive officers, and all directors and agents from purchasing any financial instrument that is designed to hedge or offset any decrease in the market value of our securities. All employees, including our executive officers, and all of our directors and agents are also prohibited from pledging our securities or engaging in short sales of our securities.
EXECUTIVE OFFICERS
The following table sets forth the name, age, and position of each of our executive officers as of the April 15, 2021.

Name of Executive Officer	Age	Position
Stephen T. Winn	74	Chairman of the Board of Directors and Chief Executive Officer
Brian D. Shelton	47	Executive Vice President, Chief Financial Officer and Treasurer
Ashley Glover	49	President
Michael A. Britti	61	Executive Vice President, Mergers and Acquisitions and Emerging Markets
David G. Monk	54	Executive Vice President, Chief Legal Officer and Secretary
Barry R. Carter	58	Senior Vice President, Chief Information Officer
Kurt E. Twining	66	Senior Vice President, Chief People Officer
Executive Officers
Stephen T. Winn
serves as our Chairman of the Board and Chief Executive Officer, and is a member of our Board. See “Governance — Incumbent Directors Whose Terms Of Office Continue After The Annual Meeting” for additional information with respect to Mr. Winn.

Brian D. Shelton
has served as our Executive Vice President, Chief Financial Officer and Treasurer since October 2020. He served as our Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer from August 2020 until October 2020, and as Senior Vice President and Chief Accounting Officer from January 2020 until August 2020. As the Company’s principal financial accounting officer, Mr. Shelton oversees all finance and accounting functions including internal and external financial reporting, corporate accounting, acquisitions and divestitures, revenue operations, treasury operations, investor relations and accounting and stock administration. Mr. Shelton’s financial and accounting experience spans more than two decades. He has been with RealPage since 2014, previously serving as our Senior Vice President, Finance, where Mr. Shelton’s primary responsibilities included financial planning and analysis, merger and acquisition support, and internal reporting. From 2004 through 2014, he held various financial leadership roles at St. Jude Medical, Inc., a global medical device manufacturer acquired by Abbot Laboratories in 2017. Prior to joining St. Jude Medical, Inc., Mr. Shelton held positions with Ernst & Young LLP and Arthur Andersen LLP. Mr. Shelton received his B.S. in Accountancy from Northern Arizona University and his M.B.A. from the Cox School of Business at Southern Methodist University.
Ashley Glover
has served as our President since January 2020. Ms. Glover is responsible for the execution of RealPage’s business plan, focusing primarily on the Company’s largest multifamily businesses and our global operations. Ms. Glover served as our Executive Vice President, Chief Operating Officer from January 2018 until January 2020 and managed international operations and customer acquisition, assimilation and retention organizations. Ms. Glover also served as our Executive Vice President and Chief Revenue Officer from August 2016 until January 2018. Ms. Glover served as a consultant in real estate investment, operations, and strategy in the US and Europe from January 2014 to July 2016. Ms. Glover served as our Executive Vice President, Chief Sales and Marketing Officer from February 2012 to December 2013 and previously served as our Executive Vice President, Multifamily Solutions from January 2010 to February 2012, as our Executive Vice President, Resident Solutions from April 2009 to January 2010 and as our Senior Vice President, Velocity Utility and Billing Services, from March 2005 until April 2009. From November 2004 through early March 2005, Ms. Glover served in a consulting capacity for us in conjunction with our acquisition of The Pleco Group, LLC. From August 1995 to July 1997 and again from August 1999 to July 2003, Ms. Glover handled both international and domestic assignments for McKinsey & Company. Ms. Glover received her B.S. in computer science from Southern Methodist University and her M.B.A. from Harvard University.
Michael A. Britti
has served as our Executive Vice President of Mergers and Acquisitions and Emerging Markets since January 2020. Mr. Britti is responsible for managing our various Emerging Markets businesses, which include our Mixed Use, AIM, vacation rental, and related businesses. Mr. Britti also manages mergers and acquisitions. Prior to January 2020 and since August 2009, Mr. Britti served as our Senior Vice President of Mergers and Acquisitions, overseeing the negotiation and closing of transactions valued at more than $2 billion. Prior to joining the Company, Mr. Britti served as the GVP of Rental Screening Solutions, a business unit of TransUnion LLC. Prior to that, Mr. Britti served as the CEO and founder of CreditRetriever LLC. He has held senior-level positions at successful start-ups,
including OpsTechnology (wholly owned by RealPage), SafeRent and One Point Communication. He has two US Patents for inventions in screening processes and is a member of the National Multifamily Housing Council and National Apartment Association. Mr. Britti attended the University of Maryland College Park and the University of Pennsylvania’s Wharton School of Business.
David G. Monk
has served as our Executive Vice President, Chief Legal Officer and Secretary since January 2016. Mr. Monk is responsible for management of our legal department and compliance operations. Mr. Monk previously served as our Senior Vice President, Chief Legal Officer and Secretary from May 2015 through January 2016, and as Senior Vice President and Deputy General Counsel from June 2010 through April 2015. Prior to joining us, Mr. Monk was a partner in private practice with the international law firm Baker Botts L.L.P., where he practiced from October 1992 to June 2010 and represented clients on a variety of matters including mergers and acquisitions, securities offerings, SEC compliance, corporate governance, technology and outsourcing transactions, and general corporate matters. Mr. Monk received his B.B.A. in finance from Texas A&M University and his J.D. from Southern Methodist University’s Dedman School of Law.

Barry R. Carter
has served as our Senior Vice President and Chief Information Officer since July 2017. Mr. Carter is responsible for overseeing the management of our Information Technology operations, corporate applications, product engineering, enterprise architecture, and portfolio management. Before joining RealPage and from August 2012 to July 2017, Mr. Carter served as Chief Financial Officer and Chief Operating Officer at EFG, a specialty insurance company in Las Colinas, driving the digital transformation of sales. Prior to then, Mr. Carter served in a variety of leadership roles, including executive vice president of Fujitsu American, and chief information officer of Alliance Data, Capital One Auto Finance, and AirTran Airways. In 2009, Mr. Carter was selected by the CIO Leadership Network as a winner of the Global Innovation and Change Leadership Award. Mr. Carter received his B.A. in Computer Science from East Carolina University and his M.B.A. in Organizations and Management from Syracuse University. Most recently, he received the MIT Sloan School of Management Executive Certificate in Technology, Operations, and Value Chain Management.
Kurt E. Twining
has served as our Senior Vice President and Chief People Officer since July 2011. Mr. Twining oversees our human resources affairs, including employee recruitment, compensation, benefits, human resource management systems, organizational development, community outreach activities relating to inclusion and philanthropy, and global facilities operations. Mr. Twining brings extensive human resource experience in creating high performing cultures in companies on a global basis. His industry experience includes high tech, consumer goods, logistics, and consultative engagements with many Fortune 500 companies. Before joining RealPage, Mr. Twining was general manager and partner for Buck Consulting, a firm specializing in all areas of human capital, inclusive of talent management, rewards systems, and executive compensation to board of directors. Prior to joining Buck Consulting, he served in a variety of leadership roles as senior vice president of HR for Freescale Semiconductor, general manager for the Hay Group, senior vice president of HR for AmeriServe, vice president at PepsiCo Food Systems and in progressive human resources positions for Texas Instruments. He is a member of the National Apartment Association and the National Multifamily Housing Council and has served on the executive boards for Habitat for Humanity and The Family Place. Mr. Twining received his B.S. in Criminal Justice and his M.S. in Industrial Labor Relations from Michigan State University.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were satisfied except that Brian Shelton filed a Form 4 pertaining to his August 4, 2020 stock awards after the filing deadline applicable to such transactions.
Item 11. Executive Compensation.
DIRECTOR COMPENSATION
Determining Compensation for
Non-Employee
Directors in 2020
Our Compensation Committee reviews and makes recommendations to our Board regarding the form and amount of compensation for non-employee
directors. Directors who are employees of RealPage receive no compensation for service on our Board. Our director compensation program is designed to enable continued attraction and retention of highly qualified directors by ensuring that director compensation is in line with peer companies competing for director talent, and is designed to address the time, effort, expertise and accountability required of active board membership. Our Compensation Committee and our Board believe that annual compensation for non-employee
directors should consist of both a cash component, designed to compensate members for their service on our Board and its committees, and an equity component, designed to align the interests of directors and stockholders and, by vesting over time, to create an incentive for continued service on our Board.
Discussion of Director Compensation
In 2020, the annual compensation for our
non-employee
directors was composed of cash compensation in the form of an annual retainer and meeting and committee fees and equity compensation in the form of restricted stock awards. Each of these components is described below.
Independent Director Compensation Plan
Our independent director compensation plan provided for the following compensation to our independent directors during 2020:

Retainer	$12,500 per quarter
Lead Independent Director retainer	$5,000 per quarter
Audit Committee chair retainer	$6,250 per quarter
Audit Committee member (excluding chair) retainer	$3,000 per quarter
Compensation Committee chair retainer	$5,000 per quarter
Compensation Committee member (excluding chair) retainer	$2,250 per quarter
Other Board committee chair retainer	$3,000 per quarter
Other Board committee member (excluding chair) retainer	$1,500 per quarter
Annual restricted stock grant (each April 1)	$220,000 restricted stock value (1)

(1)
The restrictions related to each annual restricted stock grant lapse with respect to 25% of the restricted shares subject to the grant each quarter commencing on the first day of the calendar quarter immediately following the grant date for four consecutive quarters, subject to the continuous service of the director through each applicable date.

The term “independent directors” for purposes of our independent director compensation plan means each of our non-employee
directors. The annual equity grants occur automatically on April 1 of each year, pursuant to the terms of the RealPage, Inc. 2010 Equity Incentive Plan (as amended and restated June 4, 2014), as further amended (the “2010 Equity Incentive Plan”).
On April 1, 2020, pursuant to our amended independent director compensation plan and the automatic annual restricted stock grant provisions of our 2010 Equity Incentive Plan, we issued 3,947 shares of our restricted common stock to each of Alfred R. Berkeley, III, Peter Gyenes, Scott S. Ingraham, Dana S. Jones, Charles F. Kane, Jeffrey T. Leeds, and Jason A. Wright.
Director Compensation Table for Year Ended December 31, 2020
The following table sets forth the annual director compensation paid or accrued by us to individuals who were directors during any part of 2020. The table excludes Stephen T. Winn, who is our Chief Executive Officer and who did not receive any compensation from us in his role as director in 2020.

DIRECTOR COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 2020

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Alfred R. Berkley, III	$59,000	$220,000	$279,000
Peter Gyenes	88,000	220,000	308,000
Scott S. Ingraham	68,000	220,000	288,000
Dana S. Jones	71,000	220,000	291,000
Charles F. Kane	90,000	220,000	310,000
Jeffrey T. Leeds	62,000	220,000	282,000
Jason A. Wright	97,000	220,000	317,000

(1)
Equals 3,947 shares granted to each of the
non-employee
directors in 2020. The number of shares granted was determined based upon the average of the closing market price of RealPage common stock on each of the 30 trading days immediately preceding the grant date. The value of each award, as calculated pursuant to the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, was $192,456 for each of the directors. See Note 10 of Notes to Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended December 31, 2020, for a discussion of assumptions made in determining the grant date fair value of our restricted stock awards.

EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The following Compensation Discussion and Analysis, or “CD&A,” describes our executive compensation program for 2020. In particular this CD&A explains how the Compensation Committee of our Board made compensation decisions for the following named executive officers, or “NEOs,” for the fiscal year ended December 31, 2020, who include our principal executive officer, principal financial officer, and each of the three most highly compensated executive officers other than our principal executive officer and principal financial officer. As disclosed in prior SEC filings, Mr. Ernst resigned his position as Executive Vice President, Chief Financial Officer and Treasurer in August 2020.

Name	Title	Officer Role
Stephen T. Winn	Chairman and Chief Executive Officer	Principal executive officer and principal operating officer; NEO

Brian D. Shelton	Executive Vice President, Chief Financial Officer and Treasurer	Principal financial officer; NEO

Ashley Glover	President	NEO

Michael A. Britti	Executive Vice President, Mergers and Acquisitions and Emerging Markets	NEO

David G. Monk	Executive Vice President, Chief Legal Officer and Secretary	NEO

Thomas C. Ernst, Jr.	Former Executive Vice President, Chief Financial Officer and Treasurer	Former principal financial officer; principal accounting officer; NEO

This CD&A should be read together with the compensation tables and related disclosures that follow this discussion.
Compensation Philosophy and Objectives
Our philosophy is to provide a compensation opportunity to each of our NEOs that is commensurate with his or her position and experience, provide incentives for the NEO to meet and exceed challenging but reasonably attainable short-term and long-term corporate objectives as determined by our Board and align the NEOs’ incentives with the long-term interests of our stockholders. Additionally, our executive compensation program is intended to provide significant motivation to our NEOs to remain with the Company and continue to generate value for the Company. Our Compensation Committee has also reviewed with management the design and operation of our incentive compensation arrangements for all employees and concluded that our compensation plans, programs and policies, considered as a whole, including applicable risk-mitigation features, are appropriate and do not encourage inappropriate risk taking or risk taking that is reasonably likely to have a material adverse effect on us.
Based on this philosophy, the primary objectives of our Board and Compensation Committee with respect to executive compensation are to:

•	attract, retain and motivate skilled and knowledgeable executive talent;

•	ensure that executive compensation is aligned with our corporate strategies and business objectives; and

•	align the incentives of the NEOs with the creation of value for our stockholders.
To achieve these objectives, our Compensation Committee periodically evaluates our executive compensation program with the goal of establishing compensation opportunities at levels our Compensation Committee believes to be competitive with those of our designated peer group companies. Additionally, we design our executive compensation program to tie a portion of each NEO’s overall cash compensation to key strategic, financial and operational goals set by our Board.
Compensation Decision-Making Process
Our Compensation Committee is responsible for overseeing and approving our executive compensation program. Our Compensation Committee currently consists of Alfred R. Berkeley, III, Peter Gyenes, Dana S. Jones, Charles F. Kane, and Jason A. Wright. Mr. Gyenes has been appointed to serve as the Chairman of our Compensation Committee. Our Board has determined that each member of our Compensation Committee is independent under the applicable requirements of NASDAQ and SEC rules and regulations, and is a non-employee
director, as defined by Rule
16b-3
promulgated under the Exchange Act. For a discussion of the specific responsibilities of our Compensation Committee, see “Governance — Board and Committee Governance — Board Committees.”
Our Compensation Committee makes base salary, cash bonus and long-term incentive compensation recommendations for our Chief Executive Officer, based upon his performance and contributions to achieving our overall corporate objectives. Our Chief Executive Officer is not present during deliberations or voting by the Compensation Committee regarding his performance goals, performance evaluation or compensation level, and he abstains from voting on matters where our Board acts on our Compensation Committee’s recommendations regarding his compensation.
For purposes of determining compensation levels for our Chief Executive Officer, our Compensation Committee considers our overall achievement of corporate objectives, Company performance, the performance and individual contributions of our Chief Executive Officer, public company proxy data, survey group market data, advice from an independent executive compensation consultant, our Chief Executive Officer’s equity ownership and our Compensation Committee members’ own experience in compensation-related matters.

With respect to our other NEOs, our Chief Executive Officer makes base salary, cash bonus and long-term incentive compensation recommendations to our Compensation Committee based on the NEO’s level of responsibility, performance and contribution to achieving our overall corporate objectives. Our Compensation Committee also considers Company performance, public company proxy data, survey group market data, information received from our Compensation Committee’s compensation consultant, each NEO’s equity ownership and our Compensation Committee members’ own experience in compensation-related matters. Our Compensation Committee considers the Chief Executive Officer’s input but retains complete authority to approve all compensation related decisions for our NEOs.
Our Compensation Committee also considers the results of the annual advisory
“say-on-pay”
vote by our stockholders. Our last
say-on-pay
vote was at our 2020 annual stockholders’ meeting, where approximately 93.84% of the votes cast were voted to approve the executive compensation program described in our 2020 proxy statement. Our Compensation Committee also continues to consider the alignment of NEO incentives with the long-term interests of our stockholders. In its compensation decisions in 2020, our Compensation Committee continued to place emphasis on performance-based components, including market-based restricted stock and performance-based cash compensation, as described herein. Our Compensation Committee structures performance-based cash and equity incentives to align directly with Company performance. Market-based long-term incentive awards do not vest if their share price targets are not achieved, and cash-based performance incentives are not earned if certain targets are not achieved. On an ongoing basis we also engage with our stockholders regarding various matters including executive compensation and corporate governance.
For purposes of evaluating compensation levels for 2020, our Compensation Committee also considered competitive market benchmarking data as described in “Executive Compensation — Compensation Discussion and Analysis — Competitive Positioning.”
Competitive Positioning
Competitive market data is an important component in determining the amount of each element of compensation for each of our NEOs. While actual compensation reflects our performance, our goal is for total cash compensation to be at or around the median target compensation for executives with similar positions in the 2020 Peer Group as described below, with somewhat higher targets for long-term incentive compensation, of which all or a significant portion of such compensation is directly linked to stock price performance. We incorporate flexibility into our compensation programs and into the assessment process to respond to changing business needs, and to take into consideration individual performance, including the relative complexity and strategic importance of specific roles.
Pursuant to its charter, our Compensation Committee has the authority to select and retain independent advisors and counsel to assist with carrying out its duties and responsibilities, and we have provided appropriate funding to our Compensation Committee to engage outside consultants from time to time, to conduct market reviews of our executive compensation program and philosophy in order to assess the competitiveness of our program.
Our Compensation Committee utilized Meridian Compensation Partners, LLC (“Meridian”), an executive compensation consulting firm, to provide advice regarding the structure of executive compensation for 2020 as well as competitive data on base salary, target total cash compensation and long-term incentives. In addition, our Compensation Committee reviews the total compensation package for each NEO from the perspective of target total direct compensation, which includes base salary, total annual cash incentive plan and the value and structure of the long-term incentive award.
Our Compensation Committee regularly reviews the services provided by its outside consultants and believes that Meridian is independent in providing executive compensation consulting services. Our Compensation Committee conducted a specific review of its relationship with Meridian in 2020 and determined that Meridian’s work for the committee did not raise any conflicts of interest, consistent with the guidance provided under the

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and by the SEC and NASDAQ rules. Meridian reports directly to our Compensation Committee Chair, takes direction from our Compensation Committee, and does not provide us with any services other than the services provided at the request of our Compensation Committee. Our Compensation Committee continues to monitor the independence of its compensation consultant on a periodic basis.
In the first quarter of 2020, our Compensation Committee engaged Meridian to conduct an independent market review of our executive compensation program. PM used public company proxy data and survey market data references to compare our total compensation practices for our executives to those in our market, including the data sources described below:

•
2020 Peer Group
. Publicly available data for a competitive peer group of 18 publicly traded companies similar to us with respect to industry, revenue size and business model, with median revenue equal to $1.17 billion for a trailing twelve month period prior to the review, and market capitalization size equal to $8.32 billion as of December 31, 2020 (the “2020 Peer Group”) and

•	Survey Group. Technology industry companies similar to us in revenue size included in published surveys (Radford Global Technology Survey).
The 2020 Peer Group for this analysis was developed in consultation among our Compensation Committee, our management team and Meridian and consisted of the following organizations:

ACI Worldwide, Inc.	Jack Henry & Associates, Inc.
ANYSYS, Inc.	LogMeIn, Inc.
Aspen Technology, Inc.	Manhattan Associates, Inc.
Blackbaud Inc	Splunk Inc.
Black Knight, Inc.	TiVo Corporation
Bottomline Technologies Inc.	Tyler Technologies, Inc.
CoreLogic, Inc.	Verint Systems Inc.
CoStar Group Inc.	WEX, Inc.
Fair Isaac Corporation
Guidewire Software, Inc.
We periodically review our peer group to confirm that the roster of companies remains appropriate for external benchmarking in light of external merger and acquisition activity and our own business evolution. In the first quarter of 2020, we removed athenahealth, Inc., Ellie Mae, Inc., Medidata Solutions, Inc., SS&C Technologies Holding Inc., and The Ultimate Software Group, Inc. from our peer group, either because they are no longer publicly traded companies or due to increasing divergence with respect to operating size, and added ANYSYS, Inc., Black Knight, Inc., Jack Henry & Associates, Inc. and WEX Inc., reflecting our view that inclusion of these companies improves comparability between us with respect to the industry, operating size and valuation, as these companies are relevant comparators to us with respect to the industry, operating size and valuation.
Meridian benchmarked our executive compensation levels, including base salaries, performance-based cash bonuses and long-term equity incentive awards, to those of other executives in the 2020 Peer Group. The Meridian report indicated that pay levels on average for target cash compensation (base salary plus target bonus) for our NEO’s compared to the 2020 Peer Group in the aggregate approximated the 40th percentile. Compensation levels varied by executive role and among the peer group companies, and our total compensation pay levels including long-term incentives approximated the 50 th
percentile, with competitive position varying by role and type of compensation. Based upon the peer group data and the competitive analysis performed by Meridian, we believe our total compensation levels are appropriate within the context of the Company’s performance relative to our peer group, with long-term incentive compensation generally weighted more toward performance-based compensation than that of our peers, in particular with respect to long-term incentive compensation for our Chief Executive Officer, which is based solely upon market-based restricted stock awards which vest solely in the event of significant share price increase targets during the relevant performance period. The threshold, target, exceed and maximum performance levels for our performance-based long-term incentive compensation correspond to 25%, 40%, 60% and 80% increases, respectively, in our stock price prior to July 1, 2023, in order to achieve at each such performance level. The stock price targets must be achieved and sustained over a period of 20 consecutive trading days. Our Compensation Committee views these market-based restricted stock awards as “pay for performance” compensation having value to each executive only if the stock price increases to the various performance levels, and each such level requiring significant stock price increases to achieve the award. We believe this award structure aligns our executives’ interests with those of the Company and our stockholders.
2020 Elements of Executive Compensation
During 2020, the compensation of our NEOs included the following components:

•	Base Salaries

•	Performance-Based Cash Bonuses

•	Long-Term Equity Incentive Awards (Market-Based Restricted Stock for all NEOs, and Time-Based Restricted Stock for NEOs other than Mr. Winn)

•	Benefits and Other Compensation
Base Salaries
Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all of our NEOs. Base salaries for our NEOs typically have been negotiated as a part of the employment agreements with our NEOs at the outset of employment. From time to time, consistent with our executive compensation program objectives, base salaries for our NEOs, together with other components of compensation, are evaluated for adjustment by our Compensation Committee based on an assessment of the overall achievement of corporate objectives, each NEO’s sustained performance and compensation trends in our industry. Each NEO’s employment agreement requires that his or her base salary be reviewed no less frequently than annually; however, none of our NEOs has an employment agreement that provides for automatic or scheduled increases in base salary.
In addition to the factors described above, the base salary for our Chief Executive Officer takes into account Mr. Winn’s equity ownership in RealPage and his continuing contributions as the founder of RealPage.
In February 2020, our Compensation Committee conducted a review of our executive compensation program for purposes of evaluating compensation levels for our executives for 2020. Based on the considerations described above in “Executive Compensation — Compensation Discussion and Analysis — Compensation Decision-Making Process,” our Compensation Committee approved base salaries for Mr. Winn, Mr. Shelton, Ms. Glover, Mr. Britti, Mr. Monk and Mr. Ernst, each effective as of March 1, 2020, as outlined below.

Name	2019 Base Salary	2020 Base Salary		% Change	Rationale
Stephen T. Winn	$675,000	$700,000		3.7%	Merit
Brian D. Shelton 1	N/A	$300,000	1	N/A	N/A
Ashley Glover	$450,000	$475,000		5.6%	Merit
Michael A. Britti	N/A	$425,000		N/A	N/A
David G. Monk	$365,000	$375,000		2.7%	Merit
Thomas C. Ernst, Jr.	$450,000	$450,000		N/A	N/A

1
Mr. Shelton’s base salary was subsequently increased during 2020, upon his appointment to Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer, and also upon his appointment to Executive Vice President, Chief Financial Officer and Treasurer.

Performance-Based Cash Bonuses
In 2020, our NEOs participated in our annual
non-equity
management incentive plans, which also apply to our other senior managers. Our annual management incentive plans are intended to provide cash compensation to our NEOs and senior managers for their contribution to the achievement of our strategic, operational and financial objectives. Our NEOs earn amounts under our management incentive plans based on our achievement of financial performance objectives, including non-GAAP
total revenue and adjusted EBITDA targets and an assessment of the NEO’s individual performance. In February 2020, our Compensation Committee approved the goals related to 2020 under the Management Incentive Plan (the “2020 MIP”), which outlines overall corporate objectives for the fiscal year in addition to establishing guidelines for calculating management incentive plan bonuses in the event that performance objectives are partially achieved or exceeded. The financial performance targets for the 2020 MIP were based on our achievement of financial performance objectives by the Company, including non-GAAP
total revenue and adjusted EBITDA targets, and an assessment of each NEO’s individual performance. In assessing an executive’s individual performance, we consider the executive’s level of job responsibilities, the prior performance of the executive, the executive’s experience and tenure, compensation of the other RealPage executive officers and the expected future contributions of the executive.
Participants in the 2020 MIP may receive an advance payout on a proportional basis based on progression towards the annual achievement of performance objectives for the 2020 MIP. These amounts may be paid on a quarterly basis during the performance period, and they may not be paid in every quarter based upon progression toward the annual achievement of objectives at such quarter end. The full-year annual cash bonuses paid to participants under our 2020 MIP are adjusted at year end based on actual achievement of both financial and individual performance objectives.
The 2020 MIP target bonus for Mr. Winn was 100% of base salary, for Mr. Shelton was 60% of base salary (effective upon his appointment as Executive Vice President, Chief Financial Officer and Treasurer), for Ms. Glover was 80% of base salary, for Mr. Britti was 60% of base salary, for Mr. Monk was 55% of base salary, and for Mr. Ernst was 70% of base salary. Each NEO had a maximum bonus potential of 200% of such NEO’s target bonus, for achieving financial and individual performance objectives in excess of the applicable target, and a minimum bonus potential of 0% of such NEO’s target bonus.
The performance metrics for our NEOs under the 2020 MIP consisted of the following:

•	Non-GAAP total revenue;

•	Adjusted EBITDA; and

•	Individual performance ratings.
The minimum targets for
non-GAAP
total revenue and adjusted EBITDA for 2020 were increased significantly from the actual results achieved on such measures in 2019 to reflect the growth of our business. The table below summarizes the minimum, target and maximum performance level and the actual results for each performance measure for 2020.

Measure	Minimum	Target	Maximum	Achievement
	(in millions)
Non-GAAP Total Revenue	$1,136.0	$1,160.0	$1,184.0	$1,160.0
Adjusted EBITDA	$294.0	$300.0	$306.0	$322.5

The performance metrics employed in the 2020 MIP are adjusted from metrics calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) as follows:
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
Adjusted EBITDA
: We define Adjusted EBITDA as net income, plus (1) acquisition-related deferred revenue, (2) depreciation, asset impairment, and the loss on disposal of assets, (3) amortization of product technologies and intangible assets, (4) change in fair value of equity investment, (5) loss due to cyber incident, net of recoveries, (6) acquisition-related expense, (7) organizational realignment costs, (8) regulatory and legal matters, (9) stock-based expense, (10) interest expense, net, and (11) income tax expense (benefit). We believe that investors and financial analysts find this non-GAAP
financial measure to be useful in analyzing our financial and operational performance, comparing this performance to our peers and competitors, and understanding our ability to generate income from ongoing business operations.
As a result of the calculations described above, our Compensation Committee determined that 2020 performance objectives were achieved and directed payments of the following bonuses to our NEOs pursuant to the 2020 MIP. In making such determinations, the Compensation Committee reviewed the Company’s achievement of the targets for non-GAAP
total revenue and adjusted EBITDA, as well as the individual performance of each NEO in 2020. The variations described below are based upon the Compensation Committee’s assessment of each individual NEO’s performance during 2020. Because Mr. Ernst’s resignation was effective as of August 2020 and prior to payment of bonuses, he did not receive a 2020 MIP bonus payment.

Executive	Target Bonus	Actual Bonus	Actual Bonus as a Percent of Target Bonus
Stephen T. Winn	100%	$900,000	129%
Brian D. Shelton	60%	$315,349	131%
Ashley Glover	80%	$413,743	109%
Michael A. Britti	60%	$339,970	133%
David G. Monk	55%	$247,261	120%
Long-Term Equity Incentive Awards
Our equity award program is the primary vehicle for offering long-term incentives to our NEOs. In 2020, the equity awards to our NEOs consisted of restricted stock awards. We believe that equity-based compensation in the form of restricted stock awards provides our NEOs with a direct interest in our long-term performance, creates an ownership culture and aligns the interests of our NEOs and our stockholders.
In providing long-term incentives for our Chief Executive Officer, our Compensation Committee granted to Mr. Winn 100% performance-based equity incentives in the form of market-based restricted stock awards that become eligible to vest only if the trading price of our common stock rises to specified levels within a designated time period, and exceeds those levels for a
20-day
trading period. The stock price targets require significant stock price increases in order to vest, and thus are tied directly to our market performance. The market-based awards have eligibility and vesting terms based upon achievement of pre-determined
performance objectives at threshold, target, exceed and maximum performance levels. Once the applicable performance level is achieved, the associated portion of the award becomes eligible to vest in quarterly installments over a one-year
period. The

threshold, target, exceed and maximum performance levels correspond to 25%, 40%, 60% and 80% increases, respectively, in our stock price prior to July 1, 2023 in order to achieve at each such performance level. The stock price targets must be achieved and sustained over a period of 20 consecutive trading days, which we believe is an appropriate time period because it is a significant and sustained period of time. One fourth of the market-based awards become eligible to vest for achievement at each of these performance targets. Once shares become eligible to vest under such award, they also contain an additional retentive time-based component, whereby such shares vest in quarterly increments over a one-year
period thereafter (subject to acceleration of vesting on July 1, 2023 for any then-unvested shares that became eligible to vest prior to that date). Our Compensation Committee views these market-based restricted stock awards as directly linking achievement of our performance and stock price to our Chief Executive Officer’s long-term incentive compensation, and thus they are “pay for performance” compensation having value only if the stock price increases to the target.
In February 2020, our Compensation Committee granted to the NEOs other than Mr. Winn a combination of market-based and time-based restricted stock awards. The market-based restricted stock awards had the same performance criteria as those for Mr. Winn described above.
The time-based awards of restricted stock granted to our NEOs other than Mr. Winn in 2020 vest quarterly over a three-year period, subject to continued service to the Company. We believe that the three-year vesting period furthers our objective of executive retention as it provides an incentive to our executives to remain in our employ during the vesting period, and is consistent with competitive practice among our peers.
Our Compensation Committee typically grants equity awards to Mr. Winn and our other NEOs annually during the first quarter of the year, in connection with its annual review of our executive and employee compensation program, generally, and its assessment of achievement of prior-year performance targets for payments of cash bonuses under our management incentive plans as described under “Executive Compensation — Compensation Discussion and Analysis — 2020 Elements of Executive Compensation — Performance-Based Cash Bonuses.”
In determining the value of the equity grants for our Chief Executive Officer in 2020, our Compensation Committee considered comparative data for both the size of annual equity awards and total equity ownership of Chief Executive Officers employed by companies in our 2020 Peer Group, our overall achievement of corporate objectives, the Chief Executive Officer’s individual performance objectives, the achievement of certain strategic initiatives, the amount of equity previously awarded to the Chief Executive Officer, and the vesting of previous awards. In determining the value of equity grants to our NEOs other than our Chief Executive Officer in 2020, our Compensation Committee considered comparative data for both the size of annual equity awards and total equity ownership of executives employed by companies in the 2020 Peer Group, our overall achievement of corporate objectives, the applicable NEO’s achievement of individual performance objectives, the achievement of certain strategic initiatives, the amount of equity previously awarded to the NEO, the vesting of previous awards, and the recommendations of our Chief Executive Officer.
The amount and terms of the stock options and restricted stock we granted to our NEOs in 2020 are more fully described under “Executive Compensation — Compensation Tables — Grants of Plan-Based Awards.”
Benefits and Other Compensation
Our NEOs are eligible to participate in broad-based employee benefit plans, which are provided to all eligible U.S.-based employees. These plans include a group medical program, a group dental program, life insurance, disability insurance, flexible spending accounts and a 401(k) retirement savings plan. Additional benefit programs offered to our NEOs and all full-time U.S.-based employees include programs for job-related
educational assistance, group term life insurance equivalent to 1.5 times an employee’s annual base salary up to a $600,000 maximum, and an employee assistance program. Our NEOs are also entitled to receive reimbursement of up to $3,500 per year for medical benefits to be used toward preventative medical expenses, including annual physical examinations.

We believe these benefits are consistent with the benefits offered by companies with which we compete for employees, including executive officers, and are necessary to attract and retain qualified individuals for those roles.
Perquisites
We believe that cash and equity compensation are the two key components in attracting and retaining management talent and therefore do not provide any additional perquisites to our NEOs.
Other Executive Compensation Considerations
Trading Controls and Hedging, Short Sale and Pledging Policies under our Insider Trading Policy
All employees, including our NEOs, directors and agents of RealPage are required to receive permission from us and certify they are not in possession of any material non-public
information prior to entering into any transactions in our securities, including, but not limited to, gifts, grants and transactions involving derivatives. Generally, trading is permitted only during announced trading periods. Employees who are subject to trading restrictions, including our NEOs, may enter into trading plans under Rule
10b5-1
of the Exchange Act. These trading plans may be entered into only during an open trading period and must be approved by us. Any employee, including any executive officer or director, bears full responsibility if he or she violates our policy by permitting shares to be bought or sold without preapproval or when trading is restricted. All of our employees, including our executive officers, directors and agents are prohibited by our Insider Trading Policy from pledging our securities or from entering into hedging and short sale transactions with respect to our securities.
Clawback Provisions
Equity awards granted to our NEOs under our 2010 and 2020 Equity Incentive Plans contain provisions under which the executives may be required to forfeit equity awards or profits from equity awards if they engage in certain conduct including, but not limited to, violations of our policies. Awards granted under such plans will be subject to recoupment in accordance with any clawback policy that we are required to adopt pursuant to the listing standards of any national securities exchange or association on which our securities are listed or as is otherwise required by the Dodd-Frank Act or other applicable law. In addition, the plan administrator may impose other clawback, recovery or recoupment provisions in an award agreement as the plan administrator determines necessary or appropriate, including a reacquisition right in respect of previously acquired shares of our common stock or other cash or property if it is determined that the participant violated non-compete,
trade secret and confidentiality, or other provisions in the award agreement.
Executive Stock Ownership
Our Chief Executive Officer held approximately 9.7% of our outstanding shares of common stock as of April 15, 2021. All other directors and executive officers also held shares as of such date. See “Security Ownership.” In 2014, our Board adopted a Stock Ownership Guidelines Policy that suggests minimum stock ownership guidelines for our Chief Executive Officer. The minimum stock ownership target suggested by the guidelines is based on a multiple of five times the Chief Executive Officer’s annual base salary. This policy also suggests that our Chief Executive Officer hold the suggested minimum stock ownership target within three years of the adoption of such guidelines with respect to our current Chief Executive Officer or three years following appointment with respect to any successor. Our Chief Executive Officer’s stock ownership exceeds the suggested minimum stock ownership threshold.

Severance and Change in Control Benefits
Our employment agreements with our NEOs provide for payments and other benefits in the event of termination of employment in certain circumstances. For a description of these payments and other benefits, see “Executive Compensation — Potential Payments on Termination or Change in Control.”
We believe that these severance arrangements help us to attract and retain key management talent in an industry where there is significant competition for management talent. We believe that entering into these agreements helps the NEOs maintain continued focus and dedication to their assigned duties and helps maximize stockholder value. The terms of these agreements were determined after review by our Compensation Committee of our retention goals for each NEO, as well as analysis of market data, similar agreements established by our peer group and applicable law.
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code generally disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to the chief executive officer and certain other highly compensated executive officers in any taxable year. For tax years beginning before January 1, 2018, remuneration in excess of $1 million was deductible if it qualified as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The exemption from Section 162(m)’s deduction limit for performance-based compensation was repealed, effective for taxable years beginning after December 31, 2017, such that the compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017, that have not been subsequently materially modified. While our Compensation Committee is mindful of the benefit of being able to fully deduct the compensation paid to our NEOs, our Compensation Committee believes that we should retain the flexibility to provide compensation to our NEOs that is not fully tax deductible when it believes that such payments are appropriate to attract and retain executive talent or meet other business objectives. Our Compensation Committee intends to continue to compensate our NEOs in a manner consistent with the best interests of our company and our stockholders even if any portion of such compensation is non-deductible.
In addition to considering the tax consequences, the Compensation Committee considers the accounting consequences of its decisions, including the impact of expenses being recognized in connection with equity-based awards, in determining the size and form of different equity-based awards.

COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Regulation
S-K
Item 402(b) (the “CD&A”) with management and based upon such review and discussion, our Compensation Committee recommended to our Board that the CD&A be included in this Amendment.

Respectfully Submitted,

Peter Gyenes, Chairman
Alfred R. Berkeley, III
Dana S. Jones
Charles F. Kane
Jason A. Wright
CEO PAY RATIO DISCLOSURE
As required by Section 953(b) of the Dodd-Frank Act, and Item 402(u) of Regulation
S-K,
we are providing the following information about the relationship of the annual total compensation of our “median employee” and that of our CEO, Mr. Stephen T. Winn. We believe the pay ratio information provided below is a reasonable estimate calculated in a manner consistent with the pay ratio disclosure rules.
For fiscal year 2020, our last completed fiscal year, we performed the following calculations in order to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee.” The methodology and the material assumptions, adjustments, and estimates that we used were as follows:

•
We selected December 31, 2020 as the date upon which we identified the median employee. We compiled a list of all full-time, part-time, temporary and seasonal employees who were employed on that date, including employees working both within and outside of the United States.

•
We identified the “median employee” by taking all employees on this list, excluding the CEO, and ranking them based on target annual total compensation during the 2020 fiscal year as a consistently applied compensation measure.

•	The median of the annual target total compensation of all our employees, excluding our CEO, was $42,997.

•
After identifying the “median employee,” we identified and calculated the elements of such employee’s actual compensation for fiscal year 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation
S-K,
resulting in annual total compensation of $44,062.

•	With respect to the annual total compensation for the CEO, we used the amount reported in the “Total” column of our 2020 Summary Compensation Table, which was $7,628,468.

•	The ratio of the annual total compensation of our CEO to the median employee was 173 to 1.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The members of our Compensation Committee are set forth in “Governance — Board and Committee Governance — Board Committees.” None of the members of our Compensation Committee is an officer or employee of RealPage, was an officer or employee of RealPage during 2020, or was formerly an officer of RealPage. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.
COMPENSATION TABLES
SUMMARY COMPENSATION TABLE
The following table provides information regarding the compensation of our NEOs during the years ended December 31, 2020, December 31, 2019 and December 31, 2018. Additional information relevant to this table is set forth below at “Executive Compensation — Supplemental Information Regarding Arrangements with Executive Officers.”

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Stephen T. Winn Chairman and Chief Executive Officer
	2020	$693,750	$—	$6,023,649	$900,000	$11,069	$7,628,468
	2019	670,833	—	8,477,677	420,000	11,486	9,579,996
	2018	645,833	—	9,664,930	725,000	10,622	11,046,385

Brian D. Shelton (4) Executive Vice President, Chief Financial Officer and Treasurer	2020	326,978	—	1,064,269	315,349	6,711	1,713,307

Ashley Glover President	2020	470,833	—	2,641,554	413,743	6,954	3,533,084
	2019	445,833	—	2,765,210	234,362	7,038	3,452,443
	2018	420,833	—	2,545,272	263,455	6,174	3,235,734

Michael A. Britti Executive Vice President, Mergers and Acquisitions and Emerging Markets	2020	415,996	—	1,651,036	339,970	9,826	2,416,828

David G. Monk Executive Vice President, Chief Legal Officer and Secretary	2020	373,333	—	1,100,691	247,261	7,261	1,728,546
	2019	363,333	—	879,688	111,775	7,415	1,362,211

Thomas C. Ernst, Jr.(5) Former Executive Vice President, Chief Financial Officer and Treasurer	2020	281,250	—	2,201,381	—	520,334	3,002,965
	2019	444,087	—	2,797,993	192,709	7,440	3,442,229

(1)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 10 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended December 31, 2020 for a discussion of assumptions made in determining the grant date fair value of our restricted stock awards.

(2)	Represents cash awards under our 2020 MIP, 2019 MIP and 2018 MIP (as applicable).
(3)	For a breakdown of the components that comprise All Other Compensation for NEOs for 2020, 2019 and 2018, refer to the table entitled “All Other Compensation Detail” immediately below.
(4)
Mr. Shelton was appointed Executive Vice President, Chief Financial Officer and Treasurer effective October 30, 2020. Previously he served as Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer (from August 16, 2020 through October 30, 2020) and Senior Vice President and Chief Accounting Officer during the prior portion of 2020.

(5)
Mr. Ernst resigned as Executive Vice President, Chief Financial Officer and Treasurer effective August 15, 2020. We entered into a transition agreement with Mr. Ernst on July 13, 2020 (the “Transition Agreement”) in order to assist with the transition of Mr. Ernst’s duties to the Company, and pursuant to which Mr. Ernst remained an employee of the Company until August 15, 2020 and provided consulting services thereafter through December 31, 2020. His Transition Agreement provided that Mr. Ernst’s existing restricted stock agreements would continue to vest through December 31, 2020, the value of which is included in All Other Compensation.

ALL OTHER COMPENSATION DETAIL

Name	Year	Registrant Contributions to Defined Contribution Plans (1)	Insurance Premiums (2)	Severance (3)	Other(4)	Total

Stephen T. Winn	2020	$6,048	$5,021	$—	$—	$11,069
	2019	6,048	5,438	—	—	11,486
	2018	5,184	5,438	—	—	10,622

Brian D. Shelton	2020	6,048	663	—	—	6,711

Ashley Glover	2020	6,048	906	—	—	6,954
	2019	6,048	990	—	—	7,038
	2018	5,184	990	—	—	6,174

Michael A. Britti	2020	6,048	3,778	—	—	9,826

David G. Monk	2020	6,048	1,213	—	—	7,261
	2019	6,048	1,367	—	—	7,415

Thomas C. Ernst, Jr.	2020	6,048	886	150,000	363,400	520,334
	2019	6,048	1,392	—	—	7,440

(1)	Represents Company matching contributions under our 401(k) retirement savings plan.
(2)	Represents group term life insurance premiums paid by us on behalf of each of our NEOs.
(3)	Mr. Ernst received severance payments pursuant to the terms of his Employment Agreement.
(4)
Mr. Ernst’s Transition Agreement provided that his existing restricted stock agreements would continue to vest through December 31, 2020. Pursuant to such agreement, effective October 1, 2020 Mr. Ernst vested in 6,123 shares of restricted stock.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth information regarding grants of compensation in the form of plan-based awards made during 2020 to our NEOs. Additional information relevant to this table is set forth below at “Executive Compensation — Compensation Tables — Supplemental Information Regarding Arrangements with Executive Officers.”

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Stephen T. Winn	02/20/2020	—	900,000	1,800,000	—	—	—		—	—
	03/12/2020	—	—	—	55,197	165,591	220,788	(4)	—	6,023,649
Brian D. Shelton	02/20/2020	—	315,349	630,698	—	—	—		—	—
	03/03/2020	—	—	—	2,972	5,944	11,888	(4)	—	406,005
	03/03/2020	—	—	—	—	—	—		5,944	364,427
	08/04/2020	—	—	—	756	1,512	3,024	(5)		87,900
	08/04/2020	—	—	—	—	—	—		1,512	94,440
	11/10/2020	—	—	—	854	1,708	3,416	(6)	—	111,498
Ashley Glover	02/20/2020	—	413,743	827,486	—	—	—		—	—
	03/03/2020	—	—	—	10,190	20,380	40,760	(4)	—	1,392,056
	03/03/2020	—	—	—	—	—	—		20,380	1,249,498
Michael A. Britti	02/20/2020	—	339,970	679,940	—	—	—		—	—
	03/03/2020	—	—	—	6,369	12,738	25,476	(4)	—	870,069
	03/03/2020	—	—	—	—	—	—		12,738	780,967
David G. Monk	02/20/2020	—	247,261	494,522	—	—	—		—	—
	03/03/2020	—	—	—	4,246	8,492	16,984	(4)	—	580,046
	03/03/2020	—	—	—	—	—	—		8,492	520,645
Thomas C. Ernst, Jr.	02/20/2020	—	—	—	—	—	—		—	—
	03/03/2020	—	—	—	8,492	16,984	33,968	(4)	—	1,160,092
	03/03/2020	—	—	—	—	—	—		16,984	1,041,289

(1)
Represents potential cash incentive awards at minimum, target and maximum levels, which are governed by our 2020 MIP. The material terms of these annual incentive awards are discussed in this section under “Compensation Discussion and Analysis — 2020 Elements of Executive Compensation — Performance-Based Cash Bonuses.”

(2)
Each restricted stock award vests as to 1/12
(one-twelfth)
of the shares subject to such restricted stock award on the first day of each calendar quarter, beginning on the first day of the second calendar quarter following the date of grant, for 12 consecutive quarters. The unvested shares of restricted common stock subject to each restricted stock award are subject to forfeiture to us upon certain events. Vesting of restricted stock awards is contingent on the recipient’s continued status as our service provider or as a service provider of one of our subsidiaries as of each applicable vesting date.

(3)
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 10 of Notes to Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended December 31, 2020 for a discussion of assumptions made in determining the grant date fair value of our stock option awards and restricted stock awards.

(4)
One-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the threshold price of $73.60 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the target price of $82.43 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the exceed price of $94.21 per share, and an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to

July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the maximum price of $105.98 per share (Shares that become eligible to vest, if any, are referred to as “Eligible Shares”). Once any shares become Eligible Shares, they will vest 25% per quarter over the year following the date they become Eligible Shares beginning on the first day of the next calendar quarter, subject to continued status as a service provider (as defined in the 2010 Equity Incentive Plan) through each vesting date, provided that those Shares that have become Eligible Shares will be fully vested on July 1, 2023, or upon a Change in Control, Death or Disability (as defined in the 2010 Equity Incentive Plan). The restricted stock shall accelerate and shall be fully vested immediately prior to a Change in Control of the Company (as defined in the 2010 Equity Incentive Plan) that results in consideration per share of the Company’s common stock equal to or in excess of $73.01 per share with respect to the first tranche of shares, $82.43 per share with respect to the second tranche of shares, $94.21 per share with respect to the third tranche of shares, and $105.98 per share with respect to the fourth tranche of shares, respectively. Vesting of restricted stock awards is contingent upon the recipient’s continued status as a service provider as of each applicable vesting date.
(5)
One-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the threshold price of $82.65 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the target price of $92.57 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the exceed price of $105.79 per share, and an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the maximum price of $119.02 per share (Shares that become eligible to vest, if any, are referred to as “Eligible Shares”). Once any shares become Eligible Shares, they will vest 25% per quarter over the year following the date they become Eligible Shares beginning on the first day of the next calendar quarter, subject to continued status as a service provider (as defined in the 2020 Equity Incentive Plan) through each vesting date, provided that those Shares that have become Eligible Shares will be fully vested on July 1, 2023, or upon a Change in Control, Death or Disability (as defined in the 2020 Equity Incentive Plan). The restricted stock shall accelerate and shall be fully vested immediately prior to a Change in Control of the Company (as defined in the 2020 Equity Incentive Plan) that results in consideration per share of the Company’s common stock equal to or in excess of $82.65 per share with respect to the first tranche of shares, $92.57 per share with respect to the second tranche of shares, $105.79 per share with respect to the third tranche of shares, and $119.02 per share with respect to the fourth tranche of shares, respectively. Vesting of restricted stock awards is contingent upon the recipient’s continued status as a service provider as of each applicable vesting date.

(6)
One-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the threshold price of $73.19 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the target price of $81.97 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the exceed price of $93.68 per share, and an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the maximum price of $105.39 per share (Shares that become eligible to vest, if any, are referred to as “Eligible Shares”). Once any shares become Eligible Shares, they will vest 25% per quarter over the year following the date they become Eligible Shares beginning on the first day of the next calendar quarter, subject to continued status as a service provider (as defined in the 2020 Equity Incentive Plan) through each vesting date, provided that those Shares that have become Eligible Shares will be fully vested on July 1, 2023, or upon a Change in Control, Death or Disability (as defined in the 2020 Equity Incentive Plan). The restricted stock shall accelerate and shall be fully vested immediately prior to a Change in Control of the Company (as defined in the 2020 Equity Incentive Plan) that results in consideration per share of the Company’s common stock equal to or in excess of $73.19 per share with respect to the first tranche of shares, $81.97 per share with respect to the second tranche of shares, $93.68 per share with respect to the third tranche of shares, and $105.39 per share with respect to the fourth tranche of shares, respectively. Vesting of restricted stock awards is contingent upon the recipient’s continued status as a service provider as of each applicable vesting date.

SUPPLEMENTAL INFORMATION REGARDING ARRANGEMENTS WITH EXECUTIVE OFFICERS
The following information supplements the information provided in the Summary Compensation Table and the Grants of Plan-Based Awards Table set forth above.
Employment Agreements
Each of our NEOs was party to an employment agreement with us during 2020. We entered into an employment agreement with Mr. Winn effective March 1, 2015, with Mr. Shelton effective January 2, 2020, with Ms. Glover effective August 3, 2016, with Mr. Britti effective January 13, 2020, with Mr. Monk effective May 1, 2015, and with Mr. Ernst effective January 7, 2019. On July 13, 2020, we entered into a transition agreement with Mr. Ernst. The following descriptions of the terms of the employment and other related agreements with our NEOs are intended as a summary only and are qualified in their entirety by reference to the employment and other agreements previously filed as exhibits to our SEC filings.
Stephen T. Winn
On October 26, 2016, we entered into an amended and restated Employment Agreement with Mr. Winn, which became effective as of March 1, 2015 (the “CEO Employment Agreement”). The CEO Employment Agreement sets a minimum base salary for Mr. Winn at $500,000 with a target annual bonus of 100% of his annual base salary as determined under the management incentive plan with performance criteria to be established by our Compensation Committee, and Mr. Winn is entitled to equity grants pursuant to the Company’s Equity Incentive Plan or any successor plan. Mr. Winn is entitled to four weeks paid vacation per year, is eligible to participate in all employee welfare benefits plans and other benefit programs made available generally to our employees or senior executives and is reimbursed for all reasonable business expenses, including travel by private aircraft for business purposes of up to $300,000 per year. Additionally, we make available to Mr. Winn all fringe benefits and perquisites that are made available to other senior executives. The CEO Employment Agreement also provides for $3,500 per year in medical benefits to be used toward preventative medical expenses, including annual physical examinations, and certain benefits upon termination of employment as a result of death, Disability, or without Cause or for Good Reason (each as defined in the CEO Employment Agreement) or in connection with a “Change in Control” of RealPage each of which is disclosed below under “Executive Compensation — Potential Payments Upon Termination or Change in Control.” For a period of two years following the termination of Mr. Winn’s employment for any reason, Mr. Winn will be restricted from competing with RealPage and its affiliates and soliciting RealPage and its affiliates’ respective customers, licensees or employees. Our employment agreement with Mr. Winn also includes confidentiality provisions, non-interference
and
non-disparagement
obligations during his employment and following termination.
The CEO Employment Agreement provides that payments and benefits payable pursuant to such agreement will be reduced to the extent necessary to avoid the application of any “golden parachute” excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, if such reduction would result in Mr. Winn receiving greater compensation and benefits on an after-tax
basis. Mr. Winn’s employment agreement provides that, to the fullest extent permitted by law, we will indemnify Mr. Winn (and advance certain legal and other expenses) in connection with the defense of any lawsuit or other claim to which Mr. Winn is made a party by reason of performing his responsibilities as an officer or executive officer of RealPage or any of its subsidiaries, other than claims brought against Mr. Winn by any of his former employers.
Brian D. Shelton
On January 2, 2020 upon his appointment as Senior Vice President and Chief Accounting Officer, we entered into an employment agreement with Mr. Shelton (the “Shelton Employment Agreement”). The Shelton

Employment Agreement sets a minimum salary for Mr. Shelton at $300,000 with a target annual bonus of 45% of his annual base salary as determined under the management incentive plan with performance criteria to be established by the Compensation Committee, and Mr. Shelton is entitled to equity grants pursuant to the Company’s Equity Incentive Plan or any successor plan. Mr. Shelton is entitled to four weeks paid vacation per year, is eligible to participate in all employee welfare benefits plans and other benefit programs made available generally to our employees or senior executives and is reimbursed for all reasonable business expenses. Additionally, we make available to Mr. Shelton all fringe benefits and perquisites that are made available to other senior executives. The Shelton Employment Agreement also provides for $3,500 per year in medical benefits to be used toward preventative medical expenses, including annual physical examinations, and certain benefits upon termination of employment as a result of death, Disability, or without Cause or for Good Reason (each defined in the Shelton Employment Agreement) or in connection with a Change in Control of RealPage each of which is disclosed below under “Executive Compensation — Potential Payments Upon Termination of Change in Control.” For a period of two years following the termination of Mr. Shelton’s employment for any reason, Mr. Shelton will be restricted from competing with RealPage and its affiliates and soliciting RealPage and its affiliates’ respective customers, licensees or employees. The Shelton t Employment Agreement also includes confidentiality provisions, non-interference
and
non-disparagement
obligations during his employment and following termination.
The Shelton Employment Agreement provides that payments and benefits payable pursuant to such agreement will be reduced to the extent necessary to avoid the application of any “golden parachute” excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, if such reduction would result in Mr. Shelton receiving greater compensation and benefits on an after-tax
basis. Mr. Shelton’s employment agreement provides that, to the fullest extent permitted by law, we will indemnify Mr. Shelton (and advance certain legal and other expenses) in connection with the defense of any lawsuit or other claim to which Mr. Shelton is made a party by reason of performing his responsibility as an officer or executive officer of RealPage or any if its subsidiaries, other than claims brought against Mr. Shelton by any of his former employers.
Ashley Glover
On August 3, 2016, we entered into an Employment Agreement with Ashley Glover (the “Glover Employment Agreement”). The Glover Employment Agreement sets a minimum base salary for Ms. Glover at $385,000 with a target annual bonus of 50% of her annual base salary as determined under the management incentive plan with performance criteria to be established by our Compensation Committee. Ms. Glover was granted shares of restricted stock valued at $1,000,000 and additional shares of restricted stock valued at $1,000,000, subject to performance criteria tied to the market price of our common stock. Ms. Glover is entitled to three weeks’ paid vacation per year, is eligible to participate in all employee welfare benefits plans and other benefit programs made available generally to our employees or senior executives and is reimbursed for all reasonable business expenses. Additionally, we make available to Ms. Glover all fringe benefits and perquisites that are made available to other senior executives. The Glover Employment Agreement also provides for $3,500 per year in medical benefits to be used toward preventative medical expenses, including annual physical examinations, and certain benefits upon termination of employment as a result of death, Disability, or without Cause or for Good Reason (each as defined in the Glover Employment Agreement) or in connection with a Change in Control of RealPage each of which is disclosed below under “Executive Compensation — Potential Payments Upon Termination or Change in Control.” For a period of two years following the termination of Ms. Glover’s employment for any reason, Ms. Glover will be restricted from competing with RealPage and its affiliates and soliciting RealPage and its affiliates’ respective customers, licensees or employees. The Glover Employment Agreement also includes confidentiality provisions, non-interference
and
non-disparagement
obligations during her employment and following termination.
The Glover Employment Agreement also provides that payments and benefits payable pursuant to such agreement will be reduced to the extent necessary to avoid the application of any “golden parachute” excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, if such reduction would result in

Ms. Glover receiving greater compensation and benefits on an after-tax
basis. Ms. Glover’s employment agreement also provides that, to the fullest extent permitted by law, we will indemnify Ms. Glover (and advance certain legal and other expenses) in connection with the defense of any lawsuit or other claim to which Ms. Glover is made a party by reason of performing her responsibilities as an officer or executive officer of RealPage or any of its subsidiaries, other than claims brought against Ms. Glover by any of her former employers.
Michael A. Britti
On January 13, 2020, we entered into an amended and restated employment agreement with Mr. Britti (the “Britti Employment Agreement”). The Shelton Employment Agreement sets a minimum salary for Mr. Britti at $370,975 with a target annual bonus of 60% of his annual base salary as determined under the management incentive plan with performance criteria to be established by the Compensation Committee, and Mr. Britti is entitled to equity grants pursuant to the Company’s Equity Incentive Plan or any successor plan. Mr. Britti is entitled to four weeks’ paid vacation per year, is eligible to participate in all employee welfare benefits plans and other benefit programs made available generally to our employees or senior executives and is reimbursed for all reasonable business expenses. Additionally, we make available to Mr. Britti all fringe benefits and perquisites that are made available to other senior executives. The Britti Employment Agreement also provides for $3,500 per year in medical benefits to be used toward preventative medical expenses, including annual physical examinations, and certain benefits upon termination of employment as a result of death, Disability, or without Cause or for Good Reason (each defined in the Britti Employment Agreement) or in connection with a Change in Control of RealPage each of which is disclosed below under “Executive Compensation — Potential Payments Upon Termination of Change in Control.” For a period of two years following the termination of Mr. Britti’s employment for any reason, Mr. Britti will be restricted from competing with RealPage and its affiliates and soliciting RealPage and its affiliates’ respective customers, licensees or employees. The Britti Employment Agreement also includes confidentiality provisions, non-interference
and
non-disparagement
obligations during his employment and following termination.
The Britti Employment Agreement provides that payments and benefits payable pursuant to such agreement will be reduced to the extent necessary to avoid the application of any “golden parachute” excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, if such reduction would result in Mr. Britti receiving greater compensation and benefits on an after-tax
basis. Mr. Britti’s employment agreement provides that, to the fullest extent permitted by law, we will indemnify Mr. Britti (and advance certain legal and other expenses) in connection with the defense of any lawsuit or other claim to which Mr. Britti is made a party by reason of performing his responsibility as an officer or executive officer of RealPage or any if its subsidiaries, other than claims brought against Mr. Britti by any of his former employers.
David G. Monk
On May 1, 2015, we entered into an Employment Agreement with David G. Monk (the “Monk Employment Agreement”). The Monk Employment Agreement sets a minimum base salary for Mr. Monk at $320,000 with a target annual bonus of 50% of his annual base salary as determined under the management incentive plan with performance criteria to be established by our Compensation Committee. Mr. Monk is eligible to receive equity grants under the Company’s Equity Incentive Plan or any successor plan. Mr. Monk is entitled to four weeks’ paid vacation per year, is eligible to participate in all employee welfare benefits plans and other benefit programs made available generally to our employees or senior executives and is reimbursed for all reasonable business expenses. Additionally, we make available to Mr. Monk all fringe benefits and perquisites that are made available to other senior executives. The Monk Employment Agreement also provides for $3,500 per year in medical benefits to be used toward preventative medical expenses, including annual physical examinations, and certain benefits upon termination of employment as a result of death, Disability, or without Cause or for Good Reason (each as defined in the Monk Employment Agreement) or in connection with a Change in Control of RealPage each of which is disclosed below under “Executive Compensation — Potential Payments Upon

Termination or Change in Control.” For a period of two years following the termination of Mr. Monk’s employment for any reason, Mr. Monk will be restricted from competing with RealPage and its affiliates and soliciting RealPage and its affiliates’ respective customers, licensees or employees. The Monk Employment Agreement also includes confidentiality provisions, non-interference
and
non-disparagement
obligations during his employment and following termination.
Mr. Monk’s employment agreement also provides that payments and benefits payable pursuant to such agreement will be reduced to the extent necessary to avoid the application of any “golden parachute” excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, if such reduction would restrict Mr. Monk from receiving greater compensation and benefits on an after-tax
basis. Mr. Monk’s employment agreement also provides that, to the fullest extent permitted by law, we will indemnify Mr. Monk (and advance certain legal and other expense) in connection with the defense of any lawsuit or other claim to which Mr. Monk is made a party by reason of performing his responsibilities as an officer or executive officer of RealPage or any of its subsidiaries, other than claims brought against Mr. Monk by any of his former employers.
Thomas C. Ernst, Jr.
On January 7, 2019, we entered into an employment agreement with Mr. Ernst (the “Ernst Employment Agreement”). The Ernst Employment Agreement sets a minimum salary for Mr. Ernst at $450,000 with a target annual bonus of 70% of his annual base salary as determined under the management incentive plan with performance criteria to be established by the Compensation Committee, and Mr. Ernst is entitled to equity grants pursuant to the Company’s Equity Incentive Plan or any successor plan. Mr. Ernst is entitled to four weeks paid vacation per year, is eligible to participate in all employee welfare benefits plans and other benefit programs made available generally to our employees or senior executives and is reimbursed for all reasonable business expenses. Additionally, we make available to Mr. Ernst all fringe benefits and perquisites that are made available to other senior executives. The Ernst Employment Agreement also provides for $3,500 per year in medical benefits to be used toward preventative medical expenses, including annual physical examinations, and certain benefits upon termination of employment as a result of death, Disability, or without Cause or for Good Reason (each defined in the Ernst Employment Agreement) or in connection with a Change in Control of RealPage each of which is disclosed below under “Executive Compensation — Potential Payments Upon Termination of Change in Control.” For a period of two years following the termination of Mr. Ernst’s employment for any reason, Mr. Ernst will be restricted from competing with RealPage and its affiliates and soliciting RealPage and its affiliates’ respective customers, licensees or employees. The Ernst Employment Agreement also includes confidentiality provisions, non-interference
and
non-disparagement
obligations during his employment and following termination.
The Ernst Employment Agreement provides that payments and benefits payable pursuant to such agreement will be reduced to the extent necessary to avoid the application of any “golden parachute” excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, if such reduction would result in Mr. Ernst receiving greater compensation and benefits on an after-tax
basis. Mr. Ernst’s employment agreement provides that, to the fullest extent permitted by law, we will indemnify Mr. Ernst (and advance certain legal and other expenses) in connection with the defense of any lawsuit or other claim to which Mr. Ernst is made a party by reason of performing his responsibility as an officer or executive officer of RealPage or any if its subsidiaries, other than claims brought against Mr. Ernst by any of his former employers.
Mr. Ernst resigned as Executive Vice President, Chief Financial Officer and Treasurer effective August 15, 2020. We entered into a Transition Agreement with Mr. Ernst on July 13, 2020 in order to assist with the transition of Mr. Ernst’s duties to the Company, and pursuant to which Mr. Ernst remained an employee of the Company until August 15, 2020 and provided consulting services thereafter through December 31, 2020. The Transition Agreement provided that Mr. Ernst remain as a service provider (as defined in the 2010 Equity Incentive Plan) until termination of the Transition Agreement, and his existing restricted stock and stock option agreements continued to vest through December 31, 2020.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020
The following table sets forth information regarding equity awards held by our NEOs as of December 31, 2020:
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020

Name	Grant Date	OPTION AWARDS				STOCK AWARDS
		Number of Securities Underlying Unexercised Options (Exercisable) (#)(1)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested(#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($) (2)
Stephen T. Winn	03/02/2018	—	—	—	—	—	—		67,748	(3)	5,910,336
	02/28/2019	—	—	—	—	—	—		107,916	(4)	9,414,592
	03/12/2020	—	—	—	—	—	—		137,993	(5)	12,038,509
Brian D. Shelton	03/03/2015	452	—	19.76	03/03/2025	—	—		—		—
	02/28/2019	—	—	—	—	—	—		4,054	(4)	353,671
	03/03/2020	—	—	—	—	—	—		5,944	(5)	518,555
	08/04/2020	—	—	—	—	—	—		3,024	(6)	263,814
	11/10/2020	—	—	—	—	—	—		2,562	(7)	223,509
Ashley Glover	03/02/2018	—	—	—	—	—	—		7,702	(3)	671,922
	02/28/2019	—	—	—	—	—	—		19,784	(4)	1,725,956
	03/03/2020	—	—	—	—	—	—		20,380	(5)	1,777,951
Michael A. Britti	01/01/2018	—	—	—	—	212	18,495	(8)	—		—
	03/02/2018	—	—	—	—	1,205	105,124	(8)	—		—
	03/02/2018	—	—	—	—	—	—		8,984	(3)	783,764
	02/28/2019	—	—	—	—	4,499	392,493	(8)	—		—
	02/28/2019	—	—	—	—	—	—		17,986	(4)	1,569,099
	03/03/2020	—	—	—	—	10,616	926,140	(8)	—		—
	03/03/2020	—	—	—	—	—	—		25,476	(5)	2,222,526
David G. Monk	08/09/2011	15,000	—	24.03	08/09/2021	—	—		—		—
	08/07/2012	15,000	—	24.64	08/07/2022	—	—		—		—
	08/06/2013	10,000	—	21.11	08/06/2023	—	—		—		—
	02/27/2014	4,000	—	17.75	02/27/2024	—	—		—		—
	08/07/2014	2,500	—	15.19	08/07/2024	—	—		—		—
	03/03/2015	16,145	—	19.76	03/03/2025	—	—		—		—
	05/08/2015	8,400	—	19.84	05/08/2025	—	—		—		—
	01/01/2018	—	—	—	—	212	18,495	(8)	—		—
	03/02/2018	—	—	—	—	1,455	126,934	(8)	—		—
	03/02/2018	—	—	—	—	—	—		10,912	(3)	951,963
	02/28/2019	—	—	—	—	3,151	274,893	(8)	—		—
	02/28/2019	—	—	—	—	—	—		12,590	(4)	1,098,352
	03/03/2020	—	—	—	—	7,078	617,485	(8)	—		—
	03/03/2020	—	—	—	—	—	—		16,984	(5)	1,481,684

(1)
Stock option awards with an expiration date during the years 2020 through 2023 vested as to 5% of the shares subject to such award on the first day of each calendar quarter, beginning on the first day of the calendar quarter following the date of grant, for 15 consecutive calendar quarters and as to the remaining 25% of the shares subject to such option on the first day of the calendar quarter following such fifteenth consecutive calendar quarter. Stock option awards with an expiration date during the year 2024 or later vested as to one-twelfth
(1/12) of the shares subject to such award on the first day of each calendar quarter, beginning on the first day of the calendar quarter following the date of grant, for 12 consecutive quarters. All such stock options awarded to each of our NEOs were fully vested as of December 31, 2020.
(2)
Value based on $87.24, which was the closing market price of our common stock on December 31, 2020. See notes (3) through (5) below for market price thresholds required to be achieved for eligibility and vesting.

(3)
One-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2021, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the threshold price of $60.89 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2021, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the target price of $66.98 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2021, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the exceed price of $73.07 per share, and an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2021, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the maximum price of $85.24 per share (Shares that become eligible to vest, if any, are referred to as “Eligible Shares”). Once any shares become Eligible Shares, they will vest 25% per quarter over the year following the date they become Eligible Shares beginning on the first day of the next calendar quarter, subject to continued status as a service provider (as defined in the 2010 Equity Incentive Plan) through each vesting date, provided that those Shares that have become Eligible Shares will be fully vested on July 1, 2021, or upon a Change in Control, Death or Disability (as defined in the 2010 Equity Incentive Plan). The restricted stock shall accelerate and shall be fully vested immediately prior to a Change in Control of the Company (as defined in the 2010 Equity Incentive Plan) that results in consideration per share of the Company’s common stock equal to or in excess of $60.89 per share with respect to the first tranche of shares, $66.98 per share with respect to the second tranche of shares, $73.07 per share with respect to the third tranche of shares, and $85.24 per share with respect to the fourth tranche of shares, respectively. Vesting of restricted stock awards is contingent upon the recipient’s continued status as a service provider as of each applicable vesting date.

(4)
One-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2022, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the threshold price of $69.50 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2022, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the target price of $77.84 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2022, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the exceed price of $88.96 per share, and an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2022, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the maximum price of $100.08 per share (Shares that become eligible to vest, if any, are referred to as “Eligible Shares”). Once any shares become Eligible Shares, they will vest 25% per quarter over the year following the date they become Eligible Shares beginning on the first day of the next calendar quarter, subject to continued status as a service provider (as defined in the 2010 Equity Incentive Plan) through each vesting date, provided that those Shares that have become Eligible Shares will be fully vested on July 1, 2022, or upon a Change in Control, Death or Disability (as defined in the 2010 Equity Incentive Plan). The restricted stock shall accelerate and shall be fully vested immediately prior to a Change in Control of the Company (as defined in the 2010 Equity Incentive Plan) that results in consideration per share of the Company’s common stock equal to or in excess of $69.50 per share with respect to the first tranche of shares, $77.84 per share with respect to the second tranche of shares, $88.96 per share with respect to the third tranche of shares, and $100.08 per share with respect to the fourth tranche of shares, respectively. Vesting of restricted stock awards is contingent upon the recipient’s continued status as a service provider as of each applicable vesting date.

(5)
One-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the threshold price of $73.60 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the target price of $82.43 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the exceed price of $94.21 per share, and an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the maximum price of $105.98 per share (Shares that become eligible to vest, if any, are referred to as “Eligible Shares”). Once any shares become Eligible Shares, they will vest 25% per quarter over the year following the date they become Eligible Shares beginning on the first day of the next calendar quarter, subject to continued status as a service provider (as defined in the 2010 Equity Incentive Plan) through each vesting date, provided that those Shares that have become Eligible Shares will be fully vested on July 1, 2023, or upon a Change in Control, Death or Disability (as defined in the 2010 Equity Incentive Plan). The restricted stock shall accelerate and shall be fully vested immediately prior to a Change in Control of the Company (as defined in the 2010 Equity Incentive Plan) that results in consideration per share of the Company’s common stock equal to or in excess of $73.01 per share with respect to the first tranche of shares, $82.43 per share with respect to the second tranche of shares, $94.21 per share with respect to the third tranche of shares, and $105.98 per share with respect to the fourth tranche of shares, respectively. Vesting of restricted stock awards is contingent upon the recipient’s continued status as a service provider as of each applicable vesting date.

(6)
One-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the threshold price of $82.65 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the target price of $92.57 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the exceed price of $105.79 per share, and an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the maximum price of $119.02 per share (Shares that become eligible to vest, if any, are referred to as “Eligible Shares”). Once any shares become Eligible Shares, they will vest 25% per quarter over the year following the date they become Eligible Shares beginning on the first day of the next calendar quarter, subject to continued status as a service provider (as defined in the 2020 Equity Incentive Plan) through each vesting date, provided that those Shares that have become Eligible Shares will be fully vested on July 1, 2023, or upon a Change in Control, Death or Disability (as defined in the 2020 Equity Incentive Plan). The restricted stock shall accelerate and shall be fully vested immediately prior to a Change in Control of the Company (as defined in the 2020 Equity Incentive Plan) that results in consideration per share of the Company’s common stock equal to or in excess of $82.65 per share with respect to the first tranche of shares, $92.57 per share with respect to the second tranche of shares, $105.79 per share with respect to the third tranche of shares, and $119.02 per share with respect to the fourth tranche of shares, respectively. Vesting of restricted stock awards is contingent upon the recipient’s continued status as a service provider as of each applicable vesting date.

(7)
One-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the threshold price of $73.19 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the target price of $81.97 per share, an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the exceed price of $93.68 per share, and an additional one-fourth
(1/4) of the Shares shall become eligible to vest if, prior to

July 1, 2023, the average closing price per share of the Company’s common stock for 20 consecutive trading days equals or exceeds the maximum price of $105.39 per share (Shares that become eligible to vest, if any, are referred to as “Eligible Shares”). Once any shares become Eligible Shares, they will vest 25% per quarter over the year following the date they become Eligible Shares beginning on the first day of the next calendar quarter, subject to continued status as a service provider (as defined in the 2020 Equity Incentive Plan) through each vesting date, provided that those Shares that have become Eligible Shares will be fully vested on July 1, 2023, or upon a Change in Control, Death or Disability (as defined in the 2020 Equity Incentive Plan). The restricted stock shall accelerate and shall be fully vested immediately prior to a Change in Control of the Company (as defined in the 2020 Equity Incentive Plan) that results in consideration per share of the Company’s common stock equal to or in excess of $73.19 per share with respect to the first tranche of shares, $81.97 per share with respect to the second tranche of shares, $93.68 per share with respect to the third tranche of shares, and $105.39 per share with respect to the fourth tranche of shares, respectively. Vesting of restricted stock awards is contingent upon the recipient’s continued status as a service provider as of each applicable vesting date.
(8)
Restricted stock award vests as to
one-twelfth
(1/12) of the shares subject to such restricted stock award on the first day of each calendar quarter, beginning on the first day of the second calendar quarter following the date of grant, for 12 consecutive quarters. Vesting of restricted stock awards is contingent upon the recipient’s continued status as a service provider as of each applicable vesting date.

OPTION EXERCISES AND STOCK VESTED
The following table sets forth information regarding stock option exercises and the value realized upon exercise, as well as all stock awards vested and the value realized upon vesting by our NEOs during the year ended December 31, 2020.
OPTION EXERCISES AND STOCK VESTED IN 2020

Name	OPTION AWARDS		STOCK AWARDS
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Stephen T. Winn	275,000	$18,088,250	326,203	27,625,628
Brian D. Shelton	—	—	25,217	2,043,489
Ashley Glover	—	—	112,861	9,139,757
Michael A. Britti	—	—	15,394	886,023
David G. Monk	127,000	5,797,842	11,350	654,376
Thomas C. Ernst, Jr. (3)	—	—	21,662	1,246,890

(1)	The value realized upon exercise of stock options is calculated based on the difference between the market price of our common stock upon exercise and the exercise price of the options.
(2)	The value realized upon vesting is equal to the number of shares vesting multiplied by the closing market price of our common stock on the vesting date.
(3)
Pursuant to a transition agreement dated July 13, 2020, Mr. Ernst received 6,123 shares of vested restricted stock on October 1, 2020, valued at $363,400 and which are included in the amounts shown above.

Pension Benefits and Nonqualified Deferred Compensation
We do not provide a pension plan for our employees and none of our NEOs participated in a nonqualified deferred compensation plan during the year ended December 31, 2020.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Agreement and Plan Terms regarding Termination or Change in Control Payments
As of December 31, 2020, we were parties to agreements with each of our NEOs that provide for certain payments and benefits upon (i) termination for death or Disability, (ii) termination without Cause or with Good Reason (other than in connection with a Change in Control), (iii) the occurrence of a Change in Control, or (iv) termination without Cause or with Good Reason in connection with a Change in Control. The following table describes, for each of the events described in the four columns below, the payments and benefits that we would owe to each of our NEOs pursuant to the applicable employment and equity award agreements with our NEOs and our 2010 Equity Incentive Plan and our 2020 Equity Incentive Plan. The following assumes the events occurred on December 31, 2020 and the value of our common stock is equal to $87.24 per share (the closing market price on such date). In connection with his termination of employment during fiscal 2020, Mr. Ernst received compensation under the Transition Agreement described above in the section titled “
Supplemental Information Regarding Arrangements with Executive Officers
.” Certain payments and benefits set forth in the following table are conditioned upon the NEO signing and not revoking a release agreement with us. Capitalized terms in this paragraph and in the following table are defined below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Named Executive Officer	Compensation	Termination on Death or Disability	Termination without Cause or for Good Reason other than in connection with a Change in Control	Change in Control	Termination Without Cause or for Good Reason in connection with a Change in Control
Stephen T. Winn	Severance Payment s	$700,000	$1,050,000	$—	$1,400,000
	Bonus (2)	—	—	—	—
	Restricted Stock Acceleration (3)	—	—	27,363,437	27,363,437
	Employee Benefits (4)	16,225	16,225	—	32,449

	Total	$716,225	$1,066,225	$27,363,437	$28,795,886
Brian D. Shelton	Severance Payment (1)	$200,000	$400,000	$—	$800,000
	Bonus (2)	—	—	—	—
	Restricted Stock Acceleration (3)	—	—	1,359,548	1,359,548
	Employee Benefits (4)	19,933	19,933	—	39,865

	Total	$219,933	$419,933	$1,359,548	$2,199,413
Ashley Glover	Severance Payment (1)	$237,500	$475,000	$—	$950,000
	Bonus (2)	—	—	—	—
	Restricted Stock Acceleration (3)	—	—	4,175,830	4,175,830
	Employee Benefits (4)	21,544	21,544	—	43,088

	Total	$259,044	$496,544	$4,175,830	$5,168,918
Michael A. Britti	Severance Payment (1)	$212,500	$425,000	$—	$850,000
	Bonus (2)	—	—	—	—
	Restricted Stock Acceleration (3)	1,442,252	—	6,017,641	6,017,641
	Employee Benefits (4)	23,906	23,906	—	47,812

	Total	$1,678,658	$448,906	$6,017,641	$6,915,453

Named Executive Officer	Compensation	Termination on Death or Disability	Termination without Cause or for Good Reason other than in connection with a Change in Control	Change in Control	Termination Without Cause or for Good Reason in connection with a Change in Control
David G. Monk	Severance Payment (1)	$187,500	$375,000	$—	$750,000
	Bonus (2)	—	—	—	—
	Restricted Stock Acceleration (3)	1,037,807	—	4,569,806	4,569,806
	Employee Benefits (4)	19,933	19,933	—	39,865

	Total	$1,245,240	$394,933	$4,569,806	$5,359,671
(1)
Pursuant to the employment agreements with each of our NEOs, in the case of termination as a result of death or Disability, the applicable NEO is entitled to receive 6 months of annual base salary (12 months in the case of Mr. Winn). In the case of termination without Cause or for Good Reason other than in connection with a Change in Control, the applicable NEO is entitled to a severance payment equal to 100% of his or her annual base salary (150% in the case of Mr. Winn). In the case of termination without Cause or for Good Reason during the
24-month
period following a Change in Control (or before a Change in Control if such termination is proximate to or following our entering into an agreement to enter into a transaction that would constitute a Change in Control and such termination or the event giving rise to the Good Reason claim is made at the direction of the third party effectuating such Change in Control) the applicable NEO is entitled to a severance payment equal to 200% of his or her annual base salary. The foregoing payments are conditional on the NEO executing a release of claims agreement with us.

(2)
Pursuant to each NEO’s employment agreement, in the case of termination as a result of death or Disability or without Cause or for Good Reason (whether or not in connection with a Change in Control), each NEO is entitled to receive a lump sum cash payment equal to any earned but unpaid bonus. For the purposes of this table, we assume the bonus under the 2020 MIP would be unearned as of December 31, 2020 and therefore result in no payment under this clause. 2020 MIP payments were made in February 2021.

(3)
The amount disclosed represents the aggregate gain that the applicable NEO would receive from the accelerated vesting of unvested shares of restricted stock under each event described in the respective column headings. The amount disclosed with respect to termination for death or Disability represents the value of accelerated vesting of all time-based restricted stock awards and all shares subject to market-based restricted stock awards which had become Eligible Shares through achievement of applicable stock price growth hurdles prior to December 31, 2020 and remained unvested as of such date. The amount disclosed under Change in Control and under termination without Cause or for Good Reason in connection with a Change in Control represents the value of accelerated vesting of all unvested time-based and market-based restricted stock awards held by the NEO as of December 31, 2020 pursuant to the terms of the Company’s 2010 Equity Incentive Plan and the 2020 Equity Incentive Plan, which provides that all outstanding awards not assumed or substituted for by the successor corporation in a Change in Control will become fully vested and performance vesting criteria deemed achieved at one hundred percent (100%) of target levels. Alternatively, if the market-based awards are assumed or substituted by a successor corporation in a Change in Control, they would be subject to vesting acceleration in a Change in Control under the terms of the award agreements based on the level of consideration per Company common share in the transaction. Assuming a Change in Control on December 31, 2020 with a per-share
consideration of $87.24 the value of Change in Control vesting acceleration pursuant to the terms of the outstanding market-based awards would be $16,636,886 for Mr. Winn, $613,821 for Mr. Shelton, $2,423,876 for Ms. Glover, $ 2,679,577 for Mr. Britti, and $2,241,981 for Mr. Monk.

(4)
Pursuant to the employment agreements with each of our NEOs, in the event of termination for death or Disability or termination without Cause or for Good Reason other than in connection with a Change in Control, the applicable NEO is entitled to payment equal to the product of the excess of the monthly

Consolidated Omnibus Budget Reconciliation Act premium over the monthly premium the NEO would be required to pay for such coverage if still employed by us, multiplied by 12 (a one-year
period), and in case of termination without Cause or for Good Reason in connection with a Change in Control, the applicable NEO is entitled to a payment equal to the excess premium described immediately above but multiplied by 24 (a two-year
period) instead of 12.
Certain Definitions
The benefits described in the preceding table are subject to conditions set forth in employment agreements and the applicable equity award agreements between us and each NEO. The terms “Cause,” “Change in Control,” “Disability,” and “Good Reason” are defined in those agreements as follows:
“Cause” means the occurrence of any of the following events which (with respect to clauses (iv) through (vii) below) are not cured by the NEO within ten days (30 days in the case of Mr. Winn) after receipt of written notice of such alleged cause from us or, except in the case of Mr. Winn, if such event cannot be corrected within such ten-day
period, if the NEO does not commence correction such default within said ten-day
period and does not complete such correction within a reasonable time, up to 30 days: (i) the NEO’s conviction for any acts of fraud or breach of trust or any felony criminal acts; (ii) the NEO’s knowingly making a materially false written statement to RealPage’s auditors or legal counsel; (iii) the NEO’s willful and material falsification of any corporate document or form; (iv) any material breach by the NEO of any published policy of RealPage received and acknowledged by the NEO in writing; (v) any material breach by the NEO of a material provision of the employment agreement between RealPage and the NEO; (vi) the NEO’s making a material misrepresentation of fact or omission to disclose material facts in relation to transactions occurring in the business and financial matters of RealPage; or (vii) the NEO’s repeated and material failure substantially to perform the NEO’s duties. A termination of Mr. Winn for Cause shall require a finding by the Board that an event or events have occurred constituting Cause under Mr. Winn’s employment agreement. Notwithstanding the foregoing and, in the case of Mr. Winn, in addition to the finding by the Board described in the previous sentence, during the two-year
period following a Change in Control (as defined below), a termination for Cause (other than pursuant to clause (i)) shall require a showing by RealPage that the actions giving rise to such termination resulted in material and demonstrable harm to RealPage. “Change in Control” has the meaning set forth in our 2010 Equity Incentive Plan. The definition covers the occurrence of any of the following events: (i) any one person, or more than one person acting as a group, acquires ownership of our stock that, together with the stock held by such person, constitutes more than fifty percent (50%) of the total voting power of our stock; provided, however, that for purposes of this subsection (i), the acquisition of additional stock by any one person who is considered to own more than fifty percent (50%) of the total voting power of our stock will not be considered a Change in Control; or (ii) a majority of members of our Board is replaced during any 12 month period by Directors whose appointment or election is not endorsed by a majority of the members of our Board prior to the date of the appointment or election (excluding a situation where a person was already in effective control of RealPage and is merely acquiring additional control); or (iii) any person acquires (or has acquired during the 12 month period ending on the date of the most recent acquisition by such person or persons) assets from us that have a total gross fair market value equal to or more than fifty percent (50%) of the total gross fair market value of all of our assets immediately prior to such acquisition or acquisitions; provided, however, that for purposes of this subsection (iii), the following will not constitute a change in the ownership of a substantial portion of our assets: (A) a transfer to an entity that is controlled by our stockholders immediately after the transfer, or (B) a transfer of assets by us to: (1) a stockholder of RealPage (immediately before the asset transfer) in exchange for or with respect to our stock, (2) an entity, fifty percent (50%) or more of the total value or voting power of which is owned, directly or indirectly, by us, (3) a person, that owns, directly or indirectly, fifty percent (50%) or more of the total value or voting power of all our outstanding stock, or (4) an entity, at least fifty percent (50%) of the total value or voting power of which is owned, directly or indirectly, by a person described in this subsection. Gross fair market value means the value of our assets, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets. Persons will be considered to be acting as a group for purposes of the definition of a “Change in Control” if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of stock, or similar business transaction with us.

“Disability” means an NEO’s incapacity due to physical or mental condition and, if reasonable accommodation is required by law, after providing such reasonable accommodation, the NEO shall have been absent from such NEO’s duties on a full-time basis (i) for a period of six consecutive months or (ii) for shorter periods aggregating six months during any
12-month
period, and in either case within 30 days after written notice of termination by RealPage is given the NEO shall not have returned to the performance of such NEO’s duties on a full-time basis.
“Good Reason” means, without the NEO’s written consent: (i) a material reduction in NEO’s base salary or incentive compensation opportunity, (ii) a material reduction in the NEO’s responsibilities or authority; (iii) a material breach by us of a material provision of the NEO’s employment agreement with us, or (iv) a material change in the geographic location at which the NEO must perform their services; provided, that in no instance will the relocation of the NEO to a facility or a location that is either 25 miles or less from the NEO’s then-current office or 25 miles or less from the NEO’s then-current primary residence be deemed material for purposes of the NEO’s employment agreement. Each NEO must provide us with written notice of the acts or omissions constituting the grounds for Good Reason within 90 days of the initial existence of the grounds for Good Reason and a reasonable opportunity for us to cure the conditions giving rise to such Good Reason, which shall not be less than 30 days following the date of notice from us. If we cure the conditions giving rise to such Good Reason within 30 days of the date of such notice, the NEO will not be entitled to severance payments and/or benefits contemplated by the NEO’s employment agreement in connection with a termination of employment by the NEO for Good Reason if the NEO thereafter resigns from us based on such grounds. Any termination for Good Reason must be effectuated within 90 days of the expiration of such cure period.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION PLANS INFORMATION
The number of shares to be issued upon exercise of outstanding options and the number of shares issued pursuant to restricted stock awards granted to employees and non-employee
directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of December 31, 2020 are summarized in the following table:

EQUITY COMPENSATION PLANS INFORMATION
Plan category	Number of shares issued pursuant to restricted stock awards or to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of shares remaining for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,342,551	(1)	$20.23	9,419,533	(2)

Total	2,342,551		$20.23	9,419,533

(1)
Includes (i) 419,710 shares to be issued upon exercise of outstanding options and (ii) 1,922,841 shares with respect to outstanding restricted stock awards, of which there were 1,270,919 shares of time-based restricted stock awards and 651,922 shares of market-based restricted stock awards.

(2)	Shares available for future issuance under our 2020 Equity Incentive Plan.

SECURITY OWNERSHIP
OWNERSHIP OF EQUITY SECURITIES OF REALPAGE
The following table sets forth information regarding ownership of our common stock by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors and nominees for director;

•	each of our NEOs; and

•	all directors and executive officers as a group.
The amounts for our NEOs and executive officers and directors as a group and our significant stockholders are as of April 15, 2021, unless otherwise indicated in a footnote below (and in that case are based upon SEC filings made on behalf of such owners). Beneficial ownership in this table is determined in accordance with the rules of the SEC, and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes all shares of restricted stock, and those shares issuable upon exercise of options held by the respective person or group that may be exercised within 60 days after April 15, 2021. For purposes of calculating each person’s or group’s percentage ownership, unvested stock options exercisable within 60 days and all shares of restricted stock are included for that person or group, but not for any other person or group. Percentage of beneficial ownership is based on the shares of common stock outstanding as of April 15, 2021. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Held	Approximate Percentage of Common Stock Outstanding
5% Stockholders:
Stephen T. Winn and entities affiliated with Stephen T. Winn (2)	9,915,225	9.7%
The Vanguard Group (3)	8,273,839	8.1
Named Executive Officers, Directors and Nominees:
Stephen T. Winn (2)	9,915,225	9.7
Thomas C. Ernst, Jr (4)	0	*
Brian D. Shelton (5)	43,941	*
Ashley Glover (6)	104,931	*
Michael A. Britti (7)	65,419	*
David G. Monk (8)	219,984	*
Alfred R. Berkeley, III (9)	27,240	*
Peter Gyenes (10)	27,753	*
Scott S. Ingraham (11)	62,326	*
Dana S. Jones (12)	7,944	*
Charles F. Kane (13)	29,200	*
Jeffrey T. Leeds (14)	188,622	*
Jason A. Wright (15)	100,951	*
All executive officers and directors as a group (15 people) (16)	10,926,314	10.7%

(1)
Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed, except for those jointly owned with that person’s spouse. Unless otherwise noted below, the address of each person listed on the table is c/o RealPage, Inc., 2201 Lakeside Boulevard, Richardson, Texas 75082.

(2)
Represents 9,915,225 shares held by Stephen T. Winn, of which 296,720 shares are subject to forfeiture to us, 5,804,587 shares held by Seren Capital, Ltd., and 3,000,000 shares held by Seren Capital II, Ltd. Stephen T. Winn is the sole manager and president of Seren Capital Management, L.L.C., which is the general partner of Seren Capital, Ltd., or the Seren Partnership, and, by virtue of this relationship, has sole voting and dispositive power over the shares held by the Seren Partnership. Stephen T. Winn is the sole manager and president of Seren Capital Management II, L.L.C., which is the general partner of Seren Capital II, Ltd., or the Seren II Partnership, and, by virtue of this relationship, has sole voting and dispositive power over the shares held by the Seren II Partnership.

(3)
Pursuant to a Schedule 13G/A filed February 10, 2021, represents 8,273,839 shares beneficially owned by The Vanguard Group (“Vanguard”), 100 Vanguard Blvd., Malvern, PA. 19355. Vanguard has shared power to vote or direct to vote 68,676 shares, sole power to dispose or to direct the disposition of 8,132,454 shares and shared power to dispose of or to direct the disposition of 141,385 shares.

(4)	Based on information available to the company as of December 2020.
(5)
Includes 15,182 shares subject to forfeiture to us and 452 shares issuable upon the exercise of options to purchase shares of our common stock held by Mr. Shelton that are exercisable within 60 days after April 15, 2021.

(6)	Includes 47,866 shares subject to forfeiture to us held by Ms. Glover.
(7)	Includes 51,303 shares subject to forfeiture to us held by Mr. Britti.
(8)
Includes 37,262 shares subject to forfeiture to us and 71,045 shares issuable upon the exercise of options to purchase shares of our common stock held by Mr. Monk that are exercisable within 60 days after April 15, 2021.

(9)	Includes 2,526 shares subject to forfeiture to us, and 6,931 shares held jointly by Alfred R. Berkeley III and Muriel Van Dusen Berkeley as tenants in entirety.
(10)	Includes 2,526 shares subject to forfeiture to us held by Mr. Gyenes.
(11)	Includes 2,526 shares subject to forfeiture to us held by Mr. Ingraham.
(12)	Includes 2,526 shares subject to forfeiture to us held by Ms. Jones.
(13)	Includes 2,526 shares subject to forfeiture to us held by Mr. Kane.
(14)	Includes 2,526 shares subject to forfeiture to us held by Mr. Leeds.
(15)	Includes 2,526 shares subject to forfeiture to us held by Mr. Wright.
(16)
Consists of 10,926,314 shares held of record by our directors and executive officers, which includes 511,968 shares subject to forfeiture to us, 71,497 shares issuable upon the exercise of options held by our directors and executive officers that are exercisable within 60 days after April 15, 2021 and 8,987,722 shares held by entities over which our directors and executive officers may be deemed to have voting or dispositive power.

Item 13. Certain Relationships, and Related Transactions, and Director Independence.
TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS.
Since January 1, 2020, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, nominees for director, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described under “Governance — Director Compensation,” “Executive Compensation — Compensation Discussion and Analysis,” and the following transactions.
On May 1, 2019, we entered into a Preferred Provider and Strategic Marketing Agreement (“Preferred Provider Agreement”) and a RealPage One Master Agreement (“OMA”) with the Winn Family Office, LLC (“WFO”). Pursuant to these agreements, we and WFO agreed that WFO will recommend us as a preferred provider of services to managers of real estate development properties in which WFO has an ownership interest. WFO is owned and controlled by Stephen T. Winn, the Chairman of the Board and Chief Executive Officer and (with his affiliates) a principal stockholder of RealPage. During 2020, RealPage received a total of $218,811 in fees related to these agreements. We believe that the terms provided to WFO pursuant to these agreements, including the pricing for services and the other commercial terms contained therein, are reasonable and reflect terms that we offer or would offer to unrelated third parties presenting a commercial opportunity similar in scope to that provided by WFO.
Ms. Glover’s sister in law has been a
non-executive
employee of RealPage since May 2011, and in such capacity receives annual compensation in excess of $120,000. Such employment terms were established by RealPage directly with Ms. Glover’s sister in law and are based upon market terms and not based upon Ms. Glover’s relationship with us.
Stock Options and Restricted Stock
Certain restricted stock grants to our
non-employee
directors are described in “Director Compensation.”
Certain stock option and restricted stock grants to our named executive officers (“NEOs”) are described in “Executive Compensation — Grants of Plan-Based Awards,” “Executive Compensation — Compensation Tables — Outstanding Equity Awards at December 31, 2020” and “Executive Compensation — Compensation Tables — Supplemental Information Regarding Arrangements With Executive Officers — Employment Agreements.”
Employment Arrangements and Indemnification Agreements
We have entered into employment agreements with each of our executive officers that include, among other things, compensation terms, provisions regarding payments upon termination in certain circumstances and confidentiality, non-competition
and indemnification provisions. The employment agreements with our NEOs are described under “Executive Compensation — Compensation Tables — Supplemental Information Regarding Arrangements With Executive Officers — Employment Agreements.”
Other Relationships
There are no family relationships among any of our directors or executive officers.
Policies and Procedures for Related Party Transactions
Our Code of Conduct requires that our directors, officers and employees disclose any transaction involving the Company in which they have a significant financial interest, and seek approval where required by the Code of Conduct. Our Audit Committee is responsible for reviewing and approving in advance any related party transaction. Our Audit Committee has not adopted specific policies or guidelines relating to the approval of related party transactions. Our directors who are members of our Audit Committee determine whether to approve related party transactions in the exercise of their fiduciary duties as directors and members of our Audit Committee and the terms of our Code of Conduct.
Limitations on Liability and Indemnification Matters
Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which the director derived an improper personal benefit.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Our amended and restated bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered into agreements to indemnify our directors, executive officers and other employees as determined by our Board. With specified exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.
The limitation of liability and indemnification provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.
Item 14. Principal Accounting Fees and Services.
Audit Fees and All Other Fees
The following table sets forth fees for services EY provided to RealPage during the fiscal years ended December 31, 2020 and 2019, all of which were preapproved by the Company’s Audit Committee:

	2020	2019
Audit Fees	$3,340,043	$4,176,679
Audit-Related Fees	174,178	237,621
Tax Fees	414,373	656,222
All Other Fees	550,000	—

Total	$4,478,594	$5,070,522

Audit Fees
The aggregate fees billed for professional services rendered for the audits of our annual consolidated financial statements and internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, the quarterly reviews of our condensed consolidated financial statements, fees associated with SEC registration statements, accounting consultations related to audit services, and other services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
Audit-Related Fees
The aggregate fees billed for assurance and other services related to the audit of our annual consolidated financial statements, which primarily include services in connection with due diligence related to our acquisitions.

Tax Fees
The aggregate fees billed for professional tax compliance services (preparation and review of income tax returns and other tax-related
filings), tax due diligence for our acquisitions and tax advice on U.S. and foreign tax matters.
All Other Fees
Miscellaneous fees billed for services not otherwise included in the categories above. The fees for fiscal 2020 were for capital market consultations on our 2020 equity and convertible debt public offerings.
Audit Committee
Pre-Approval
of Audit and Permissible
Non-Audit
Services of Independent Auditors
Our Audit Committee’s policy is to
pre-approve
all services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Our Audit Committee may also pre-approve
particular services on a
case-by-case
basis. The independent registered public accounting firm is required to periodically report to our Audit Committee regarding the extent of services provided by such firm in accordance with such pre-approval.
Our Audit Committee has delegated
pre-approval
authority to one of its members, who must report any decisions to our Audit Committee at the next scheduled meeting. During 2020, our Audit Committee approved in advance all audit, audit-related, tax and other services to be provided by EY.
EY has not received approval to perform nor performed any “prohibited activities” as such term is defined in Section 201 of the Sarbanes Oxley Act of 2002.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith

2.1	Agreement and Plan of Merger by and among the Registrant, RP Newco XXIX LLC, a Delaware limited liability company, Buildium, LLC, a Delaware limited liability company (“Buildium”), Sumeru Equity Partners Fund L.P., a Delaware limited partnership (“SEP”), K1 Private Investors, L.P., a Delaware limited partnership (“K1 PI”), K1 Private Investors (A), L.P., a Delaware limited partnership (“K1 PI(A)”), K1PI(A) and together with K1 PI, “K1”), and SEP, solely in its capacity as the Securityholders’ Agent **	10-K	03/02/2020	2.4

2.2	Agreement and Plan of Merger, dated as of December 20, 2020, by and among Mirasol Parent, LLC, Mirasol Merger Sub, Inc. and RealPage, Inc.**	8-K	12/21/2020	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/6/2018	3.1

3.2	Bylaws of RealPage, Inc., as Amended and Restated on December 20, 2020	8-K	12/21/2020	3.2

4.1	Form of Common Stock certificate of the Registrant	S-1/A	7/26/2010	4.1

4.2	Shareholders’ Agreement among the Registrant and certain stockholders, dated December 1, 1998, as amended July 16, 1999 and November 3, 2000	S-1	4/29/2010	4.2

4.3	Second Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders, dated February 22, 2008	S-1	4/29/2010	4.3

4.4	Indenture between the Registrant and Wells Fargo Bank, National Association, dated May 23, 2017	10-Q	8/4/2017	4.4

4.5	Form of Global Note to represent the 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.5

4.6	Form of Warrant Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.6

4.7	Form of Call Option Confirmation in connection with 1.50% Convertible Senior Notes due 2022, of the Registrant	10-Q	8/4/2017	4.7

4.8	Description of Registered Securities	10-K	03/02/2020	4.8

4.9	Indenture between Registrant and U.S. Bank National Association, dated as of May 22, 2020	8-K	05/22/2020	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith

4.10	Supplemental Indenture between Registrant and U.S. Bank National Association, dated as of May 22, 2020	8-K	05/22/2020	4.2

4.11	Form of Global Note to represent 1.50% Convertible Senior Note due 2025, of the Registrant	8-K	05/22/2020	4.3

4.12	Form of Capped Call Confirmation in connection with 1.50% Convertible Senior Notes due 2025, of the Registrant	8-K	05/22/2020	10.1

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers	S-1	4/29/2010	10.1

10.2	2010 Equity Incentive Plan, as Amended and Restated June 4, 2014+	DEF-14A	4/17/2014	Appendix A

10.3	First Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	1/21/2015	10.1

10.4	Second Amendment to the Amended and Restated 2010 Equity Incentive Plan+	8-K	4/7/2015	10.1

10.5	Third Amendment to the Amended and Restated 2010 Equity Incentive Plan+	10-Q	5/6/2016	10.1

10.6	Fourth Amendment to the RealPage, Inc. 2010 Equity Incentive Plan, as amended and restated, dated February 16, 2017+	10-Q	5/8/2017	10.5

10.7	Fifth Amendment to the RealPage, Inc. 2010 Equity Incentive Plan, as amended and restated, dated February 21, 2019+	10-Q	5/8/2019	10.5

10.8	Forms of Stock Option Award Agreements and Restricted Stock Award Agreements approved for use under the 2010 Equity Incentive Plan+	S-8	8/17/2010	4.6, 4.7, 4.8, 4.9

10.9	Form of Stock Option Award Agreement between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.2

10.10	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	8-K	3/5/2015	10.4

10.11	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith

10.12	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and certain executive officers approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.5

10.13	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and Stephen T. Winn approved for use under the 2010 Equity Incentive Plan, as amended and restated June 4, 2014, as amended+	10-Q	5/6/2016	10.6

10.14	RealPage, Inc. 2020 Equity Incentive Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on April 29, 2020+	8-K	06/09/2020	10.1

10.15	Form of Restricted Stock Award Agreement for time-based awards between the Registrant and certain executive officers approved for use under the RealPage, Inc. 2020 Equity Incentive Plan+	10-Q	08/04/2020	10.4

10.16	Form of Restricted Stock Award Agreement for market-based awards between the Registrant and certain executive officers approved for use under the RealPage, Inc. 2020 Equity Incentive Plan+	10-Q	08/04/2020	10.5

10.17	Form of Restricted Stock Award Agreement approved for use under the RealPage, Inc. 2020 Equity Incentive Plan+	10-Q	11/06/2020	10.2

10.18	Form of Letter Agreement, dated December 29, 2020+	8-K	12/31/2020	10.1

10.19	Outside Director Compensation Policy+	8-K	06/09/2020	10.2

10.20	Form of 2020 Management Incentive Plan+	8-K	03/18/2020	10.1

10.21	Amended and Restated Employment Agreement between the Registrant and Stephen T. Winn dated as of October 26, 2016+	8-K	10/31/2016	10.1

10.22	Amended and Restated Employment Agreement between the Registrant and William Chaney dated as of March 1, 2015+	8-K	3/5/2015	10.1

10.23	Transition Agreement between the Registrant and William Chaney dated as of January 13, 2020+	10-K	03/02/2020	10.22

10.24	Employment Agreement between the Registrant and David Monk, dated May 1, 2015+	10-Q	8/7/2015	10.18

10.25	Employment Agreement between the Registrant and Ashley Glover, dated August 3, 2016+	10-Q	11/8/2016	10.2

10.26	Exhibit I to the Employment Agreement between the Registrant and Ashley Glover referenced herein as Exhibit 10.25+	10-Q	5/6/2016	10.4

10.27	Exhibit II to the Employment Agreement between the Registrant and Ashley Glover referenced herein as Exhibit 10.25+	10-Q	5/6/2016	10.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith

10.28	Employment Agreement between the Registrant and Thomas C. Ernst, Jr., dated January 7, 2019+	10-K	2/27/2019	10.33

10.29	Exhibit I to the Employment Agreement between the Registrant and Thomas C. Ernst, Jr. referenced herein as Exhibit 10.28+	10-Q	5/6/2016	10.4

10.30	Exhibit II to the Employment Agreement between the Registrant and Thomas C. Ernst Jr. referenced herein as Exhibit 10.28+	10-Q	5/6/2016	10.5

10.31	Transition Agreement between the Registrant and Thomas C. Ernst, Jr., dated July 13, 2020+	10-Q	08/04/2020	10.1

10.32	Employment Agreement between the Registrant and Brian Shelton, dated January 2, 2020+	10-K	03/02/2020	10.33

10.33	Employment Agreement between the Registrant and Mike Britti, dated January 13, 2020+	10-K	03/02/2020	10.34

10.34	Employment Agreement between the Registrant and Barry Carter, dated January 13, 2020+	10-K	03/02/2020	10.35

10.35	Employment Agreement between the Registrant and Kurt Twining, dated March 1, 2015+	10-K	03/02/2020	10.36

10.36	Lease Agreement dated June 2, 2015 by and between the Registrant and Lakeside Campus Partners, LP	8-K	6/4/2015	10.1

10.37	First Amendment to the Lease Agreement dated July 27, 2015 by and between the Registrant and Lakeside Campus Partners, LP	10-Q	8/7/2015	10.20

10.38	Second Amendment to the Lease Agreement dated July 8, 2016 by and between the Registrant and Lakeside Campus Partners, LP	10-Q	11/8/2016	10.1

10.39	Amended and Restated Credit Agreement by and among the Registrant, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, dated September 5, 2019	10-Q	11/8/2019	10.1

10.40	Amended and Restated Guaranty Agreement by and among the Registrant and certain domestic subsidiaries of the Registrant in favor of Wells Fargo Bank, National Association, as administrative agent, dated September 5, 2019	10-Q	11/8/2019	10.2

10.41	Amended and Restated Collateral Agreement by and among the Registrant and certain of its subsidiaries in favor of Wells Fargo Bank, National Association, as administrative agent, dated September 5, 2019	10-Q	11/8/2019	10.3

21.1	Subsidiaries of the Registrant	10-K	3/1/2021	21.1

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	10-K	3/1/2021	23.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Included Herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	03/01/2021	31.1

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	03/01/2021	31.1

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	10-K	3/1/2021	32.1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	10-K	3/1/2021	32.2

99.1	Voting Agreement, dated as of December 20, 2020, by and among Mirasol Parent, LLC, RealPage, Inc. and the Stockholders Party Thereto by and among Mirasol Parent, LLC, RealPage, Inc. and the Stockholders Party Thereto	8-K	12/21/2020	99.1

99.2	Consent and Joinder Agreement to the Voting Agreement dated as of February 15, 2021 by and among Mirasol Parent, LLC, RealPage, Inc. and the Stockholders Party Thereto by and among Mirasol Parent, LLC, RealPage, Inc. and the Stockholders Party Thereto	10-K	3/1/2021	99.2

101.INS	Instance	10-K	3/1/2021	101.INS

101.SCH	Taxonomy Extension Schema	10-K	3/1/2021	101.SCH

101.CAL	Taxonomy Extension Calculation	10-K	3/1/2021	101.CAL

101.LAB	Taxonomy Extension Labels	10-K	3/1/2021	101.LAB

101.PRE	Taxonomy Extension Presentation	10-K	3/1/2021	101.PRE

101.DEF	Taxonomy Extension Definition	10-K	3/1/2021	101.DEF

104	Cover Page Interactive Data File (formatted as Inline XBRL)				X

+	Indicates management contract or compensatory plan or arrangement.
*	Furnished.
**	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richardson, State of Texas, on this 29th day of April, 2021.

REALPAGE, INC.

By:	/s/ Stephen T. Winn
Stephen T. Winn
Chief Executive Officer